Form 10-K
period 2000-12-31
BEACON POWER CORP
filed 2001-04-02
CIK 1103345

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-31973

                            ------------------------

                            BEACON POWER CORPORATION

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        04-3372365
(State or other jurisdiction of incorporation)          (IRS Employer Identification No.)

            234 BALLARDVALE STREET                                 01887-1032
        Wilmington, Massachusetts 02184                            (zip code)
   (Address of principal executive offices)

                            ------------------------

                              (978) 694-9121 PHONE
                               (978) 694-9127 FAX
              (Registrant's telephone number, including area code)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 19, 2001, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $290,728,721.

    The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 19, 2001 was 42,287,814

                      DOCUMENTS INCORPORATED BY REFERENCE

    Pertinent extracts from the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                 --------
PART I

  Item 1.         Business....................................................       2

  Item 2.         Properties..................................................       8

  Item 3.         Legal Proceedings...........................................       8

  Item 4.         Submission of Matters to a Vote of Security Holders.........       8

  Item 4A.        Executive Officers of the Company...........................       9

PART II

  Item 5.         Market For Registrant's Common Equity and Related
                  Stockholder Matters.........................................      12

  Item 6.         Selected Financial Data.....................................      16

  Item 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................      17

  Item 7A.        Quantitative and Qualitative Disclosure about Market Risk...      27

  Item 8.         Financial Statements and Supplementary Data.................      28

  Item 9.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................      47

PART III

  Item 10.        Directors and Executive Officers............................      48

  Item 11.        Executive Compensation......................................      48

  Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management..................................................      48

  Item 13.        Certain Relationships and Related Transactions..............      48

PART IV

  Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................      49

  Signatures..................................................................      53

                   NOTE REGARDING FORWARD LOOKING STATEMENTS:

    This Annual Report on Form 10-K contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Quantitative and Qualitative Disclosure about Market Risk--Certain Factors Affecting Future Operating Results" of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We design and develop flywheel energy storage systems that we believe will provide highly reliable, high-quality, uninterruptible electric power for communications and computer networks, the Internet, industrial manufacturing, commercial facilities and distributed generation products that allow the user to generate power locally by converting fuel to electricity. The broad use of digital electronics and computers throughout the information economy is causing a dramatic increase in the demand for more reliable, higher quality power. Distributed power is also emerging to overcome deficiencies in grid-supplied power. Alternative energy storage technologies, including flywheel energy storage, are emerging to meet this need.

    Flywheel systems draw electrical energy from a primary power source such as the electric grid or fuel cells, store that energy, and then convert that energy to immediately provide peak power, voltage support and uninterruptible electric power when the primary power source fails or is disrupted. We believe our flywheels will offer significant advantages over conventional back-up power systems that primarily use lead-acid batteries. The expected advantages include improved certainty of operations, more reliable monitoring, higher reliability, longer life, lower life-cycle cost, improved recharging capability, reduced maintenance, more reliable monitoring, and greater environmental friendliness.

    We have designed our initial products to specifically address the back-up powering needs of the communications markets. Bell Atlantic, now part of Verizon Communications, WinDBreak Cable and Telcordia Technologies Inc. have provided us with application requirements that have helped with the definition, development and testing of our 2kWh product. We have not entered into any agreements with, or sold any units to, any of these entities. We have sales commitments for 114 of our 2kWh units, with deliveries expected to begin in 2001.

    Over the longer term, we intend to capitalize on our strengths in the communications markets to expand into other markets such as back-up power for computers, internet services, industrial manufacturing and commercial facilities. We will also target our future products toward enhancing the performance of distributed generation products, such as gasoline or diesel generators, fuel cells and microturbines. We believe that our flywheel systems will be used in conjunction with these distributed generation products to provide benefits that are not available from these products alone, such as an instant-on capability and the ability to manage sudden changes in power.

    In our initial public offering during the fourth quarter of 2000, we sold 9,200,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $6 per share. We received net proceeds from our initial public offering of approximately $49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other offering costs of approximately
$2.0 million.

    Since our inception, we have also raised $41,800,000 in cash from private placement transactions from third-party investors, including GE Capital Equity Investments, Inc., Penske Corporation, Mechanical Technology Incorporated, SatCon Technology Corporation ("Satcon"), DQE Enterprises, Inc., Perseus Capital, L.L.C., Micro-Generation Technology Fund, LLC and The Beacon Group Energy Investment Fund II, L.P. Through these relationships, we expect to improve our technology, operations and manufacturing practices, as well as our marketing, sales and distribution capabilities. As part of the investment by GE Equity, we have entered into an agreement with GE Corporate Research and Development under which GE CR&D will provide us with technical expertise in controls and materials.

COMMUNICATIONS MARKETS

    Communications systems, which include telephony, broadband, cable and wireless (cellular) networks, must remain functional during power outages or disruptions. Most wire-line telephony providers design and equip their systems to meet a goal of 100% reliability. Until recently, power was often provided from central stations where lead-acid batteries typically provided back-up power until a generator could be engaged. With the onset of the Internet and the increased demand for telephone lines came an expanding demand for communications bandwidth by customers. As fiber cables are being utilized to provide the increased bandwidth, powering has begun to be decentralized in suburban and rural areas where battery backup is unattended and contained in a non-climate controlled environment. Because batteries are less reliable and have a dramatically reduced life when used in a non-climate controlled environment, we believe our flywheels provide significant advantages.

INTERNET SERVICE PROVIDERS

    To support the growth in the Internet economy, Internet service providers, or ISPs, are building new computer and communication system facilities. As 24-hour operations have become a necessity, ISPs must be able to provide their customers with continuous, uninterrupted operations. To meet this goal, ISPs are adding power quality and power reliability equipment to protect these systems. We will develop products to address the high-power quality and reliability needs of the new technology economy.

INDUSTRIAL MANUFACTURING

    The growing reliance on automation equipment means that even a split-second deviation in the voltage of electricity serving a manufacturing plant can cause sensitive equipment to fail. This downtime can damage equipment and cause missed deliveries and lost production, which can result in significant costs. We plan on developing products to address the needs of industrial manufacturing.

COMMERCIAL FACILITIES

    Power instabilities are a threat to data processing centers, call centers, telecommunication switching facilities, emergency services, hospitals and other mission critical commercial facilities. Also, many commercial facilities such as office buildings, hotels and universities have extensive computer, server and data center operations to maintain corporate records and information. Flywheel storage systems create the opportunity to provide more reliable and cost-effective back-up power at these facilities.

DISTRIBUTED GENERATION

    The combination of the reduction in the reliability of grid-provided electricity, the need for higher reliability electrical power for the information economy, and the demand for off-grid powering is expected to result in a significant market for distributed generation products, including gasoline or diesel generators, fuel cells and microturbines. Whether distributed generation technologies are connected to the grid or are used off-grid, we believe these technologies represent a significant potential market for our next-generation flywheel energy storage products. For grid connected systems, our flywheel systems will be designed to eliminate the inherent lag in transferring a customer from utility power to fuel cell or microturbine stand-by power in the event of a utility outage. For off-grid applications, our systems will be designed to maintain power and voltage constancy.

OUR PRODUCTS

    Our initial product will provide 2kWh of energy at up to 1 kW of power. Thus, the 2kWh flywheel would be able to provide 10 hours of back-up power to a telecommunications site that requires 200 watts of power. For a site using the full 1 kW capacity of the conversion electronics, the flywheel would provide back-up power for two hours. At Verizon Communications, Century Communications, now part of Adelphia Communications, and WinDBreak Cable, we have successfully maintained power during loss of utility power with no degradation of service in planned and unplanned tests. The amount of power and time can be increased by paralleling flywheels as was done at the Verizon Communications site.

    To meet a broad set of applications, we intend to build a set of modules ranging from 20W to 250kW of power and a family of flywheels ranging from 200W to 12kWh of energy. By combining a relatively small set of powering modules with a similarly small set of energy modules, we intend to create a broad set of products to meet a variety of application requirements. Our product strategy is to add products to our line that will increase the possible applications of our products and effective back-up time available to the communications market. In addition, we intend to develop products that are targeted at power quality and distributed generation applications. This product plan is depicted in the following table:

     POWER RELIABILITY AND POWER QUALITY FLYWHEEL PRODUCTS AND PRODUCT PLAN

                          MAXIMUM
    ENERGY OUTPUT       POWER OUTPUT   EFFECTIVE BACK-UP TIME                 TARGET MARKETS
----------------------  ------------   ----------------------   -------------------------------------------
2kWh..................  1kW            2-10 hours               Communications, Smaller Remote Terminals
6kWh..................  2kW            3-20 hours               Communications, Larger Remote Terminals
                                                                Small Wireless
10-12kWh..............  2kW            4-40 hours               Communications, Larger Remote Terminals
                                                                Larger Wireless
2kWh..................  30kW           4-30 minutes             Computers and the Internet
                                                                Industrial Manufacturing
                                                                Commercial Facilities
                                                                Distributed Generation
                                                                Communications
2kWh..................  250kW          30-150 seconds           Computers and the Internet
                                                                Industrial Manufacturing
                                                                Commercial Facilities
                                                                Communications

    As discussed under "Our Products" on the prior pages, our business plan contemplates the development of higher and lower energy products and of higher power products. We may experience delays in the development and commercialization of those products if our systems exhibit technical defects or are unable to meet cost or performance goals, which could have a material adverse effect on the success of our business.

OUR TECHNOLOGY

    Since our formation, we have been developing a flywheel energy storage system to offer customers superior reliability and performance at a lower life cycle cost. The flywheel is a rotating wheel on hybrid, magnetic bearings that operates in a near frictionless vacuum environment. Energy is stored as kinetic energy in the rotating flywheel rim. The flywheel is powered up to its operational speed, like a motor, using electricity from a power source. The flywheel is able to spin for extended periods with great efficiency, because the friction and drag are virtually eliminated by employing magnetic bearings and a vacuum in the container. Because it has very low friction, little power is required to maintain the flywheel's operating speed. When the power source is eliminated, the spinning flywheel drives a motor or generator, and its bi-directional inverter converts the kinetic energy into electrical energy, providing it to an end-user just as a battery back-up system would do. This conversion continues, and the flywheel slows, until the electricity is discharged.

    Flywheels have been used since the industrial revolution. Recent attempts at commercializing flywheel systems have been based on technology developed for aerospace applications that attempt to maximize the amount of stored energy with the minimum system weight. Compact high-energy flywheels that can be commercially cost competitive are a recent development. We are using new enabling materials and products such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. Our flywheels are fabricated from high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight machines made from metals. For example, a 600-pound steel flywheel running at 8,000 revolutions per minute, or RPM, will store approximately 900 watt-hours of energy. In contrast, our 150-pound, composite flywheel running at 22,500 RPM stores 2,700 watt-hours of energy and delivers 2,000 watt-hours of energy to the load. On a per pound basis, storing more energy with steel flywheels is difficult. We believe we can, over time, nearly double the speed of our composite flywheel product providing four times the energy per pound of composite.

BACKLOG

    At December 31, 2000, our backlog of orders was approximately $1.7 million consisting of 114 units. We expect to ship 14 of these units with a value of approximately $0.2 million during 2001 beginning in the second quarter. We did not have orders in backlog at December 31, 1999.

RESEARCH AND DEVELOPMENT

    We believe that our research and development efforts are essential to our ability to successfully deliver our products to our targeted communications customers, as well as our next generation of products to customers in the computer, Internet, industrial manufacturing, commercial facilities and distributed generation markets. Our research and development team has worked closely with potential communications customers to define product features and performance to address specific needs. Our research and development expenses, including engineering expenses, were approximately $12,715,000 in 2000, $3,506,000 in 1999 and $3,524,000 in 1998. We anticipate maintaining significant levels of research and development expenditures in the future. At December 31, 2000, we employed 50 engineers and technicians who were engaged in research and development.

MANUFACTURING

    We currently have most components of our flywheel systems contract manufactured to our design drawings and processes to facilitate more rapid growth by taking advantage of installed manufacturing capacity. For a limited number of non-proprietary components, we will generate performance specifications and obtain either standard or custom components. We will perform the final assembly and testing. Many of our manufacturing staff have been trained in and are skilled in six sigma quality control techniques. Six sigma is a strategic implementation of total quality management principles. We expect to make these skills a key element of our manufacturing strategy to develop and maintain production processes that result in high-quality, low-cost products.

    The energy storage portion of our flywheels, the rim, is made from composites, a combination of fibers and resins, as an alternative to conventional metals. The rim is the most expensive component in our system. While we outsource the manufacture of the composite rims, we are continually evaluating whether to continue this outsourcing or to manufacture the rims ourselves. To this end, we are building a state-of-the-art composite flywheel-manufacturing laboratory to:

    - accelerate the rate of cost reduction;

    - assume increased control over composites, intellectual property and the associated manufacturing processes; and

    - enable us to manufacture the rim if that proves to be the most efficient course.

    To manage cost and supplier risk, we are positioning ourselves so that we will have the ability to manufacture composite rims if we determine that to be the right decision. To accomplish this, we have hired personnel skilled in business management, design, and the manufacturing of composites. These people, using our composite laboratory and suppliers, are evaluating manufacturing processes and developing both the equipment and personnel skills required to manage our suppliers' manufacturing processes.

    We rely on outside suppliers for the supply of several of the key components for our products, including the composite rim, electronics and housing. We have not entered into any formal or informal agreements with any of our suppliers. While the loss of supply from any one of our suppliers could impact our ability to produce and sell our systems and thus our financial results, we believe that we can replace any supplier with a new supplier. As timing and volume merit, we will enter into long-term supply contracts with certain of our suppliers.

SALES AND MARKETING

    We intend to market our products as highly reliable power systems that exceed our customers' requirements. By combining superior products with excellent customer service, we intend to become the market leader in the communications markets for flywheel energy storage products.

    In the communications markets, we expect to sell directly to our customers. Our initial sales and marketing strategy is to identify key prospects in the communications markets, and to work with those companies to formulate our product plan, pricing, initial installation and service strategies. We have conducted on-site demonstration testing at four of these companies, Verizon Communications, Century Communications, now part of Adelphia Communications, WinDBreak Cable and Telcordia, in order to begin the buying cycle and to accelerate sales volume. We plan to expand these activities with other potential customers. We have sales commitments for 100 units to TLER, 10 units to Cox Communications and four units to Electric Power Research Institute. Additionally, we have received a letter of intent, subject to certain testing and certification conditions from Petroleos Mexicanos to purchase 300 to 500 units.

    Since the communications markets consist of a relatively small number of customers, initial sales will be made directly by means of our sales force. As sales volume expands, this sales force will be expanded as appropriate. We intend to expand our sales force in 2001. We will also consider the use of manufacturer's representative organizations and strategic alliances with original equipment manufacturers.

CUSTOMER SERVICE

    We intend to use customer service to meet and exceed our customers' requirements. We will intensively support installation and operation of our flywheel systems. We intend to develop superior installation, operation, and maintenance manuals for our customers and to provide them with excellent training in all aspects of using flywheel systems. During the first few years we will perform monitoring and diagnostics on our installed systems.

COMPETITION

    Back-up power is provided today, almost entirely, by lead-acid batteries or generators with lead-acid batteries, however, like Beacon, various energy technology companies are attempting to compete in this space. We compete with:

    - manufacturers and developers of battery technologies, such as Exide Corporation, C&D Technologies Inc., Yuasa, Inc. and Fiamm;

    - developers of flywheel technology such as Active Power, Inc., Trinity Flywheel Power, U.S. Flywheel Systems and Acumentrics.

    There are other companies selling fuel cells, diesel generators and micro turbines as competitors. However, we believe that in most cases, our flywheels will be complementary to their equipment. The power quality and power reliability markets are intensely competitive, with the principal bases for competition being system reliability and quality, brand recognition and price, including the initial cost of the system to the customer and the total cost of ownership.

INTELLECTUAL PROPERTY

    Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technology. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information. These legal protections, however, may afford only limited protection for our technology.

    We hold a perpetual, exclusive, royalty-free, worldwide right and license to use SatCon's flywheel technologies and patents for stationary terrestrial flywheel applications. Those rights include eight issued U.S. patents and 13 U.S. and foreign patent applications that expire on various dates between 2012 and 2018. This license covers SatCon's technologies and patents and all improvements made by SatCon through the date of our initial public offering. We are not entitled to any future improvements to its flywheel technology that SatCon develops after our initial public offering. We own all technology improvements we develop that are based on the technology licensed by us to SatCon. We have granted SatCon a perpetual, worldwide, royalty-free, exclusive right and license to use any improvements upon the flywheel energy storage technology for any applications made by us other than stationary terrestrial applications. SatCon's rights to further improvements made by us in our flywheel technology terminated upon the consummation of our initial public offering. We also have three pending U.S. patent applications, and eight other applications being prepared for filing. Our patent and trade secret rights are of material importance to us, and to our future prospects. We are actively pursuing both national and foreign patent protection. At the direction of our board of directors, management has established a patent committee that is charged with pursuing the protection of intellectual property.

GOVERNMENT REGULATION

    We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We do believe that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. We intend to encourage the standardization of industry codes to avoid having to comply with differing regulations on a state-by-state or locality-by-locality basis.

EMPLOYEES

    At December 31, 2000, we had a total staff of 99 full-time employees and 13 independent contractors, of which approximately 31 were involved in manufacturing and assembly of our products, 50 were engineers and technicians involved in research and development, four were in sales, marketing and customer service. The remaining 27 people were involved in administrative tasks. As of March 19, 2001, we had a total staff of 104 full-time employees and 18 independent contractors, of which approximately 39 were involved in manufacturing and assembly of our products, 52 were engineers and technicians involved in research and development, four were in sales and marketing and four in customer service. The remaining 23 people were involved in administrative tasks. None of our employees are represented by a union. We consider our relations with our employees to be excellent.

ITEM 2. PROPERTIES

    Our principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007. If our production growth meets our expectations, we will require additional space in 2003. At that time, we could require an additional 50,000 to 70,000 square feet of production facility for assembly and testing of units.

ITEM 3. LEGAL PROCEEDINGS

    In November 2000, one of our former employees commenced litigation against us based on a disagreement regarding his rights to exercise stock options as of November 2, 2000. We settled this claim in January 2001, by agreeing to allow him to exercise 53,000 shares of such stock. This settlement will not have a material impact on the financial statements of the Company.

    Other than the action described above, we are not involved in any legal proceedings. However, we may from time to time be involved in legal proceedings in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to a Written Consent in Lieu of a Meeting of Stockholders dated October 18, 2000, holders of the requisite majority of our then outstanding shares of voting securities approved various resolutions in connection with our initial public offering. These matters included the approval of certain amendments to our certificate of incorporation, the filing of our Fifth Amended and Restated Certificate of Incorporation upon the effective date of our initial public offering and the filing of our Sixth Amended and Restated Certificate of Incorporation upon the closing date of our initial public offering. Also approved were certain amendments to our By-laws and the adoption of our Amended and Restated By-laws. Our stockholders also adopted our Employee Stock Purchase Plan and authorized our management to take action necessary to prepare, execute and file with the Securities and Exchange Commission a Registration Statement on Form S-8 for the purpose of registering shares of our common stock to be distributed to such plan and our Second Amended and Restated 1998 Stock Incentive Plan.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

    Our executive officers, their positions and their ages as of December 31, 2000, are as follows:

NAME                               AGE                                POSITION
----                             --------                             --------
William E. Stanton.............     57      President and Chief Executive Officer, Director

John J. Doherty................     57      Vice President of Sales and Marketing

Robert D. French...............     61      Vice President of Manufacturing

Matthew L. Lazarewicz..........     50      Vice President of Engineering

Maureen A. Lister..............     38      Vice President of Operations Management and Chief
                                            Administrative Officer

Stephen A. Spanos..............     37      Corporate Controller

James M. Spiezio...............     52      Vice President of Finance and Chief Financial Officer

    WILLIAM E. STANTON. Mr. Stanton has served as our President and Chief Executive Officer since January 1998 and a director since 1997. Prior to January 1998, he served as our general manager. Prior to joining Beacon, Mr. Stanton was the Chief Operating Officer of SatCon from September 1995 to May 1997, where he managed operations and the strategy development to convert SatCon from a contract research and development company to a commercial product organization. This strategy included the formation of Beacon Power. Prior to joining SatCon, Mr. Stanton was one of two Vice Presidents of Operations at the Charles Stark Draper Laboratory where he managed between $50 million and $75 million of contract research and development annually. At Draper, he had also served as the Vice President of Corporate Development, where he led strategic planning, developed and managed a $25 million annual corporate research and development program, and helped create new business units that were generating over $30 million in software and avionics products annually. Mr. Stanton received a Bachelor's Degree in Electrical Engineering from the University of Maine, a Master's Degree in Instrumentation and Control from the Massachusetts Institute of Technology, and a Master's in Business Administration from the Harvard Business School. Mr. Stanton's term of office as director expires in 2001.

    JOHN J. DOHERTY. Mr. Doherty joined us as Vice President of Sales and Marketing during January 2001. He has over 30 years of sales and marketing management including senior management experience in 4 start up companies. Mr. Doherty has over eight years experience selling high speed composite flywheel systems. Prior to joining Beacon he was president of New Frontier
Enterprises, Inc. a consulting firm that specializes in developing sales and marketing solutions for new and emerging technologies. His clients in the flywheel industry have included British Nuclear Fuel Limited and International Energy Systems Ltd. in the United Kingdom, and Satcon and Beacon Power in the United States. Prior to New Frontier Enterprises, Inc. Mr. Doherty was Senior Vice President of Marketing for Best Power Technology the world's largest manufacturer of mid-range UPS systems. He is a member of the Institute of Electrical and Electronics Engineers (IEEE) and attended St. Joseph's University and the University of North Florida.

    ROBERT D. FRENCH. Mr. French joined us in April 2000 as Vice President of Manufacturing at Beacon and is responsible for the definition and growth of all phases of production. Prior to joining us, Mr. French worked for the General Electric Company in various capacities. His most recent position was with the Aircraft Engine Group, where from 1995 to 2000, he worked on transitioning the U.S. Navy's newest fighter engine, the F414, from development to full production. Prior to this, Mr. French was involved in the building and operating of an automated factory for jet engine components and held positions as Manager of Engine Assembly and Flight Support and as Manufacturing Program Manager for several engine product lines. His professional career began with the U.S. Army Materials and Mechanics Research Center, progressing from Metallurgist to Director of the Metals and Ceramics Laboratory and transitioning technology from research and development through manufacturing process development. Dr. French received his Bachelor's and Master's Degrees in Mechanical Engineering from Northeastern University and his Ph.D. in Engineering, with a major in Materials Science, from Brown University.

    MATTHEW L. LAZAREWICZ. Mr. Lazarewicz has served as our Vice President of Engineering since February 1999. Prior to joining us, Mr. Lazarewicz worked for General Electric Company in various capacities. He started his 25-year career with the General Electric Company in the gas turbine division as a design engineer. After a transfer to GE Aircraft Engines, he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. Most recently he served as a manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter using concurrent engineering practices from 1991 to 1996. This included the development through production phases. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.

    MAUREEN A. LISTER. Ms. Lister serves as our Vice President of Operations Management and Chief Administrative Officer. She joined us as Vice President, Chief Financial Officer, Treasurer and Secretary, in March 1998 responsible for all aspects of finance including fund raising and investor relations. Prior to joining us, Ms. Lister was Vice President and Chief Financial Officer at Priscilla of Boston, Inc., a manufacturing and retail operation with $10 million in annual revenues, from November 1996 to February 1998, where she was responsible for all aspects of financial and treasury management. Prior to joining Priscilla of Boston, Inc., Ms. Lister served as Chief Financial Officer at Cahners Direct Marketing Systems, a $35 million direct mail business, from August 1995 to November 1996, where she was responsible for all aspects of the business including financial reporting and mergers and acquisitions. Prior to Cahners, she held the position of Vice President of Finance and Operations with Rigby, a $32 million publisher and distributor, from August 1991 to August 1995, where Ms. Lister was responsible for joint venture activity, warehouse and distribution as well as the establishment of an employee run retail store. Ms. Lister holds a Bachelor of Science in Finance (with Honors) from Northeastern University and a Master's of Business Administration from DePaul University.

    STEPHEN A. SPANOS. Mr. Spanos joined us in January 2001 as our Corporate Controller. He has over fifteen years of financial accounting experience, including eight years of public accounting and seven years in financial management. Prior to joining Beacon Power, Mr. Spanos was with Waste Systems International (WSI), a publicly traded solid-waste management company, from October 1998 to January 2001 where he most recently served as Corporate Controller. From 1996 until October 1998, Mr. Spanos held financial management positions with Picturetel, a manufacturer of videoconferencing products and Zoom Telephonics, a manufacturer of modems and other telephony products. Mr. Spanos holds both a Bachelor of Science in Business Administration and a Master's of Business Administration from Boston University. Mr. Spanos is also a Certified Public Accountant.

    JAMES M. SPIEZIO. Mr. Spiezio joined us in May 2000. He has served as our Vice President of Finance and Chief Financial Officer since July 2000 and our Corporate Controller from May 2000 to July 2000. He worked as a financial consultant from November 1999 to May 2000. He has over twenty-five years of diversified manufacturing and financial management experience. Prior to acting as an independent financial consultant, Mr. Spiezio was the Chief Financial Officer at Starmet Corporation, a diversified metallurgical manufacturing company, from January 1993 to November 1999. While at Starmet he also served as President of a wholly owned manufacturing facility for five years and held additional financial management positions including Corporate Controller and Manager Planning and Analysis. Prior to joining Starmet, Mr. Spiezio held financial management positions with United Technologies Corporation, Pratt & Whitney Aircraft Group in accounting, cost and business analysis. Prior to Pratt & Whitney, Mr. Spiezio held financial management positions with General Electric Company in both the Power Systems and Apparatus Services business groups. Mr. Spiezio is a graduate of the Indiana University School of Business.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the period indicated.

                                                                HIGH       LOW
                                                              --------   --------
Fourth quarter (November 17, 2000* through December 31,
  2000).....................................................  $10.125     $6.125

------------------------

*   November 17, 2000 was the first day of trading for our common stock.

    On March 19, 2001, the last reported sale price of the common stock on the NASDAQ National Market was $6.88 per share, and there were approximately 42 holders of record of common stock.

    We have never declared or paid cash dividends on shares of our common stock. We expect to retain any future earnings to finance the expansion of our business, and therefore we do not expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALES OF UNREGISTERED SECURITIES

    Since December 31, 1999, we have issued the following securities:

1. In January 2000, we sold senior secured convertible promissory notes to four of our existing shareholders in an aggregate principal amount of $600,000. The aggregate purchase price of the securities was $600,000. These notes were convertible, and were subsequently repaid or converted in April 2000, into class E preferred stock at the same price at which the class E preferred stock was to be issued. Our class E preferred stock was converted into common stock upon our initial public offering.

2. In April 2000, we sold an aggregate of 1,226,141 shares of our class E preferred stock to four of our existing shareholders at a purchase price of $3.12 per share and warrants to purchase 306,535 shares of our class E preferred stock at an exercise price of $2.50 per share. The aggregate consideration for the securities was the cancellation of $3,550,000 principal amount of bridge notes and $275,559 accrued interest on those bridge notes and cancellation of the warrants issued in connection with the bridge notes. The shares of class E preferred stock were convertible at any time into shares of our common stock. Our class E preferred stock was converted into common stock upon our initial public offering.

3. In February 2000, we issued demand promissory notes to two of our existing shareholders for an aggregate principal amount of $600,000. The aggregate purchase price of these securities was $600,000. These notes were convertible, and were subsequently repaid or converted in May 2000, into shares of our class F preferred stock at the same price at which the class F preferred stock was to be issued. Our class F preferred stock was converted into common stock upon our initial public offering.

4. In March 2000, we issued demand promissory notes to three of our existing shareholders for an aggregate principal amount of $800,000. These notes were convertible, and were subsequently converted in May 2000, into shares of our class F preferred stock at the same price at which the class F preferred stock was to be issued. Our class F preferred stock was converted into common stock upon our initial public offering.

5. In April 2000, we issued demand promissory notes to two of our existing shareholders and three new investors for an aggregate principal amount of $4,100,000 and warrants to purchase 82,000 shares of our common stock. These notes were convertible, and were subsequently converted in May 2000, into shares of our class F preferred stock at the same price at which the class F preferred stock was to be issued. Our class F preferred stock was converted into common stock upon our initial public offering.

6. In May 2000, we sold to three of our existing shareholders and four new investors 6,785,711 shares of our class F preferred stock at a purchase price of $4.20 per share and warrants to purchase 6,333,333 shares of our common stock at an exercise price of $2.25 per share. The aggregate purchase price of the securities was $23,300,000 in cash and the cancellation of $5,200,000 principal amount of convertible notes. The shares of class F preferred stock were convertible at any time into shares of our common stock. Our class F preferred stock was converted into common stock upon our initial public offering.

7. In June-September 2000, we issued 157,334 shares of our common stock upon the exercise of stock options by four employees in exchange for a per share consideration of $0.89 or an aggregate consideration of $140,028.

8. In August 2000 we issued warrants to purchase 70,000 shares of our common stock to two consultants currently providing consulting services to our company in the areas of sales, marketing, strategic planning and research and development. These services were valued at $490,000.

9. In September 2000 we issued 24,000 shares of our common stock upon the exercise of a warrant by one of our investors in exchange for a per share consideration of $2.10 or an aggregate consideration of $50,400.

10. In September 2000 one of our investors transferred 476,190 shares of our class F preferred stock, warrants to purchase 8,000 shares of common stock and warrants issued in connection with the class F preferred stock financing to purchase 444,444 shares of our common stock.

11. In September 2000 one of our investors transferred 1,124 shares of our common stock.

12. In October 2000, in accordance with a prior agreement, we issued a warrant to purchase 240,000 shares of our common stock to one of our existing investors in connection with an agreement by an affiliate of that investor to provide us with technical expertise in controls and materials. The aggregate exercise price of this warrant was $504,000.

13. In October 2000, we issued 60,000 shares of our class A preferred stock to one of our existing shareholders in exchange for consulting services rendered valued at $471,500. The shares of class A preferred stock were convertible at any time into shares of our common stock. Our class A preferred stock was converted into common stock upon our initial public offering.

14. In October and November 2000, we issued 250,000 shares of our common stock upon the exercise of stock options by two employees in exchange for a per share consideration of $0.89 or an aggregate consideration of $55,625.

15. Between January 1, 2000 and the date of our initial public offering, we granted options to purchase common stock to our executive officers, employees and consultants. The following table sets forth information regarding these grants:

                                                       NUMBER OF   EXERCISE PRICE
                                                        SHARES       PER SHARE
                                                       ---------   --------------
January 1, 2000 to April 1, 2000.....................   259,000         $0.89
April 5, 2000 to May 10, 2000........................   872,188          2.10
June 5, 2000.........................................   799,000          2.50
June 5, 2000.........................................   300,000          3.10
June 5, 2000.........................................   300,000          6.00
June 26, 2000........................................    90,000          3.10
July 24, 2000........................................   250,000          4.10
August 21, 2000......................................   198,000          5.10
September 7, 2000....................................    58,000          6.10
September 27, 2000...................................    84,000          6.10

16. Effective immediately prior to our initial public offering in November 2000, we effected a 2-for-1 stock split of our common stock.

17. As a result of our public offering in November 2000, we converted each outstanding share of our class A, C, D, E and F preferred stock into two shares of our common stock.

18. Upon the closing of our public offering in November 2000, we issued 859,330 shares of our common stock in payment of accrued dividends on our class D and E preferred stock.

19. Upon the closing of our public offering in November 2000, we issued 14,464 shares of our common stock in payment of consulting fees to one of our existing shareholders in exchange for consulting services rendered valued at $86,784.

20. In December 2000 we issued an aggregate of 1,982,876 shares of our common stock to two of our investors in connection with the cashless exercise of previously issued warrants to purchase our common stock.

    There were no underwriters employed in connection with any of the transactions set forth in this Item 15.

    The issuances of securities described in Paragraphs 1-6, 8-13, and 18-21 were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. We reasonably believe that each of the investors who received securities in these issuances was an accredited investor as such term is defined in Rule 501(a) promulgated under the Securities Act. The issuances of the securities described in Paragraphs 16 and 17 were exempt from registration in reliance on Section 3(a)(9) of the Securities Act. The issuances of the securities described in Paragraphs 7, 14 and 15 were exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    On November 16, 2000, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (File No. 333-43386) effective. In our initial public offering during the fourth quarter of 2000, we sold 9,200,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $6.00 per share. We received net proceeds from our initial public offering of approximately $49.3 million, reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately
$3.9 million and other offering costs payable to persons, other than directors or officers, of approximately $2.0 million.

    From November 16, 2000 to December 31, 2000, we spent approximately
$1.7 million to complete the build-out of our new facility at 234 Ballardvale Street in Wilmington, MA and for certain working capital needs. The remainder of the net offering proceeds have been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. None of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

    The following tables present selected historical financial data for the years ended December 31, 2000, 1999 and 1998 and for the period from May 8, 1997, the date of our inception, through December 31, 2000.

                                                                     PERIOD FROM DATE   PERIOD FROM DATE
                                                                       OF INCEPTION       OF INCEPTION
                                       YEAR ENDED DECEMBER 31,       (MAY 8, 1997) TO   (MAY 8, 1997) TO
                                    ------------------------------     DECEMBER 31,       DECEMBER 31,
                                      2000       1999       1998           1997               2000
                                    --------   --------   --------   ----------------   ----------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..........................  $     50   $    269   $     --       $    232           $    551

Operating expenses:
  Selling, general and
    administrative................     4,631      1,559      1,188          1,168              8,547
  Research and development........    12,715      3,506      3,524          2,292             22,036
  Loss on sales commitments.......        51        325         --             --                376
  Depreciation and amortization...       401        219         78             --                698
                                    --------   --------   --------       --------           --------

Total operating expenses..........    17,798      5,609      4,790          3,460             31,657
                                    --------   --------   --------       --------           --------
Loss from operations..............   (17,748)    (5,340)    (4,790)        (3,228)           (31,106)
Interest and other income
  (expense), net..................       330       (331)        (3)           117                111
                                    --------   --------   --------       --------           --------
Net loss..........................   (17,418)    (5,671)    (4,793)        (3,111)           (30,995)

Preferred stock dividends.........   (35,797)      (917)      (112)            --            (36,826)
Accretion of redeemable
  convertible preferred stock.....       (64)       (42)        (7)                             (113)
                                    --------   --------   --------       --------           --------

Loss to common shareholders.......   (53,279)    (6,630)    (4,912)        (3,111)           (67,934)

Net loss per share, basic and
  diluted.........................  $ (10.77)  $(393.52)  $(291.58)      $(184.67)

Shares used in computing net loss
  per share, basic and diluted....     4,946         17         17             17

                                                                        AS OF DECEMBER 31,
                                                             -----------------------------------------
                                                               2000       1999       1998       1997
                                                             --------   --------   --------   --------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................................  $62,497    $   234    $ 2,491      $ 30
Working capital............................................   59,224       (878)     1,481       (29)
Total assets...............................................   67,738        974      2,992       112
Redeemable convertible preferred stock.....................       --      4,535      4,493        --
Total stockholders' equity (deficit).......................  $63,308    $(8,591)   $(2,720)     $ (1)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Certain Factors Affecting Future Operating Results" section and contained elsewhere in this Form 10-K.

OVERVIEW

    We design and develop flywheel energy storage systems that we believe will provide highly reliable, high-quality, uninterruptible electric power for communications networks, computers, the Internet, industrial manufacturing, commercial facilities and distributed generation products.

    A former division of SatCon Technology Corporation, we were founded in May 1997. Since our inception, we have raised $41.8 million in private equity and approximately $49.3 million in our initial public offering. These funds have allowed us to develop and test field-trial flywheel units and to continue development of our first commercial product. These funds will allow us to complete our product design, increase manufacturing capacity and begin commercial production.

    From our inception through December 31, 2000 we have incurred losses of approximately $67.9 million. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of full manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and sell to our customers.

    REVENUES. During the fourth quarter of 2000, we shipped our first units and have orders to ship additional commercial units during 2001 and 2002. Prior to the fourth quarter of 2000, our revenues have been the result of development contracts with government entities focused on the design of flywheel technologies. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies. We believe that through the performance of these field units we will obtain additional commercial orders.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. We are emerging from research and development to introduction of commercial products through manufacturing. Our historical sales and marketing expenses have not been material. We have relied on engineering personnel to provide technical specifications and product overviews to our potential customer base. We expect sales and marketing expenses to increase significantly as we continue to grow. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, and related travel. We expect our general and administrative expenses to increase significantly as we continue to grow.

    RESEARCH AND DEVELOPMENT. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. We expect our cost of research and development to continue to increase as we develop additional product designs, refine existing products and expand our analytic capabilities. We have significantly expanded our research and manufacturing capacity as a result of our relocation to our new facility in January 2001.

    LOSS ON SALES COMMITMENTS. We will establish reserves for anticipated losses on sales commitments when our cost estimates indicate a loss will be incurred. We accrued such losses during the year based on our estimated costs to complete delivery commitments during 2000 and 2001. We have adjusted our delivery schedule and do not expect to incur the losses contemplated earlier in the year. We expect to decrease our cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts.

    DEPRECIATION AND AMORTIZATION. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities.

    INTEREST AND OTHER INCOME/EXPENSE, NET. Our non-operating income and expenses are primarily attributable to interest income attributable to cash on hand from our private financings and initial public offering and interest expense associated with our notes payable to investors.

    PREFERRED STOCK DIVIDENDS. Prior to our initial public offering of our common stock, we had various classes of preferred stock outstanding each of which was entitled to receive dividends. We accrued dividend expense monthly according to the requirements of each class of preferred stock. In addition, we issued warrants to purchase common stock in conjunction with the issuance of certain classes of the preferred stock. Any value assigned to these warrants is charged to dividend expense. As a result of our initial public stock offering during the fourth quarter of 2000, we no longer have any preferred stock outstanding.

RESULTS OF OPERATIONS:

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 AND 1999

    REVENUE. We recorded $50,000 of revenue during the year ended December 31, 2000. This revenue was derived from a milestone related shipment of our first two units. No revenue was recognized for five other units that we shipped in the fourth quarter. We expect to recognize this revenue when we are better able to estimate future warranty costs associated with these installed units. During 1999 our revenue was approximately $269,000 which resulted from work performed on contracts to demonstrate applications of our technologies.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled approximately $4,631,000 during the year ended December 31, 2000, compared to approximately $1,559,000 during 1999. This increase of $3,072,000 is primarily the result of increased compensation and benefit costs due to the increased staffing required for infrastructure development and expansion of our sales and marketing effort. We expect to continue to increase and strengthen our sales and marketing effort throughout 2001.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for 2000 were approximately $12,715,000, compared to approximately $3,506,000 during 1999. This increase of $9,209,000 is primarily the result of increased compensation and benefit costs related to an increase in the number of engineering and manufacturing personnel and materials used for product development. During the fourth quarter of 2000, we completed the development process of our first commercial product and are actively developing our family of products. During 2001, we expect this research and development effort to continue at about the same level as during 2000.

    LOSS ON SALES COMMITMENTS. Loss on sales commitments for 2000 was approximately $51,000 compared to $325,000 during 1999. We accrued these losses during the year based on our estimated costs to complete delivery commitments during 2000 and 2001. We have adjusted our delivery schedule and do not expect to incur the losses contemplated earlier in the year. As a result, at December 31, 2000 the cumulative accrual was $0.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 2000 were approximately $401,000 compared to approximately $219,000 during 1999. This increase of $182,000 is attributable to increases in capital lease costs and capital equipment expenditures.

    INTEREST AND OTHER INCOME/(EXPENSE), NET. Our net non-operating income for 2000 was approximately $330,000, compared to net non-operating expense of approximately ($331,000) for 1999. The increase is attributable to interest income associated with the higher cash balances resulting from our various financings early in 2000 and the proceeds of our stock offering during the fourth quarter of 2000.

    PREFERRED STOCK DIVIDENDS. During 2000, we accrued preferred stock dividends on redeemable convertible preferred stock of approximately $35,797,000. Of this amount $33,000,000 was a non-cash charge from the issuance of warrants in connection with the issuance of our Class F redeemable convertible preferred stock. In addition, we recorded a $1,300,000 non-cash charge from the issuance in warrants to purchase common stock in conjunction with the issuance of our Class D redeemable convertible preferred stock.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUE. Revenues were approximately $269,000 in 1999 while we did not record revenues in 1998. These revenues resulted from work performed on research contracts to demonstrate applications of our technologies.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $1,559,000 in 1999 compared to approximately $1,188,000 for 1998. This increase of approximately $371,000 reflects the expansion of our infrastructure to support sales growth and the commercialization of our products.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in 1999 were approximately $3,506,000, compared to approximately $3,524,000 in 1998. Research and development expenses, while essentially flat over the two-year period, is indicative of our ongoing efforts to develop and improve our technologies and product potentials.

    LOSS ON SALES COMMITMENTS. Losses on sales commitments of approximately $325,000 were recorded in 1999 compared to no sales commitment losses in 1998. We accrued these losses in 1999 based on estimates of costs to complete these delivery commitments.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization were approximately $219,000 in 1999 compared to approximately $78,000 in 1998. This increase of approximately $141,000 reflects increased capital expenditures for development and production equipment as well as increased facilities related lease costs.

    INTEREST AND OTHER INCOME/(EXPENSE), NET. Other expenses were approximately ($331,000) for 1999 compared to approximately ($3,000) in 1998. This increase is related to a higher level of indebtedness in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash requirements depend on many factors, including our research and development activities, expansion of our manufacturing facilities, planned growth of operations and related infrastructure, continued efforts to commercialize our products, including market development. We expect to make significant expenditures to fund our working capital, develop our technologies and expand our manufacturing capabilities.

    Through our initial public offering in the fourth quarter of 2000, we sold 9,200,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $6 per share. We received net proceeds from our initial public offering of approximately $49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions and other offering costs of approximately $5.9 million. Prior to our initial stock offering, we financed our operations primarily through cash from private offerings. We raised approximately $41.8 million through sale of preferred capital stock. Our primary cash requirements have been to fund research and development, establish production capabilities, make capital expenditures and for working capital and fund infrastructure costs.

    Net cash used in operating activities was approximately ($12,458,000), ($4,840,000) and ($3,722,000) for 2000, 1999, and 1998, respectively. The primary component to the negative cash flow from operations is from the net losses. For the year 2000, we had a net loss of approximately ($17,418,000). This was offset by approximately $201,000 for non-cash interest from the issuance of warrants; $1,569,000 for a non-cash expense from consulting services for which we issued warrants in lieu of compensation; other non-cash consulting expenses of $1,529,000; an increase in our loss on sales commitments of $51,000 and other non-cash expenses including depreciation and amortization of approximately $448,000. Changes in operating assets and liabilities generated approximately $1,160,000 of cash during 2000. The primary components were increased accounts payable and accrued expenses of approximately $2,585,000 offset by increased inventory, prepaid expenses and other current assets of approximately $1,049,000. In addition, we used cash of approximately $376,000 to build and ship units to customers that were in excess of the purchase price. These costs were charged against the loss on sales commitments reserve. For the year 1999 we had a net loss of approximately ($5,671,000) offset by non-cash expenses of approximately $1,014,000. Changes in operating assets and liabilities used approximately ($183,000) of cash during 1999. For the year 1998 we had a net loss of approximately ($4,793,000) offset by non-cash expenses of approximately $265,000. Changes in operating assets and liabilities generated cash of approximately $807,000 during 1998.

    Net cash used in investing activities was approximately ($3,702,000), ($461,000) and ($237,000) for 2000, 1999 and 1998, respectively. The principal uses of cash were related to the purchase of equipment including the leasehold improvements to the new operating facility and the payment of security deposits pursuant to obtaining the new facility lease.

    Net cash from financing activities was approximately $78,423,000, $3,045,000 and $6,421,000 for 2000, 1999 and 1998, respectively. During 2000, the principal source of cash was our initial public stock offering which raised approximately $49,341,000 net of $5,858,000 of expenses associated with the offering. Additionally, we raised approximately $28,352,000 during 2000 through our sale of Class F Preferred stock. During 1999, we received cash proceeds of $3,150,000 from notes payable to investors. In 1998, we received proceeds of approximately $4,486,000 through the sale of our Class D Preferred stock and an additional $2,008,000 through the collection of our subscription receivable from our Class A Preferred Stock. Proceeds from our initial public stock offering are currently held in short-term, interest-bearing investment grade securities to provide liquidity for operations.

    Based upon our operating plan, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the next 18-24 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED

    For United States generally accepted accounting principles reporting purposes we will be required to adopt Statement of Financial Accounting Standards ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities" for the 2001 fiscal year. The adoption of SFAS 133 will not have a material impact on our financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 established guidelines for revenue recognition and was implemented by the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

INFLATION

    We do not believe our operations have been materially affected by inflation.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

BECAUSE OUR SHORT OPERATING HISTORY MAKES THE BASIS FOR EVALUATING US LIMITED, OUR FUTURE FINANCIAL PERFORMANCE MAY DISAPPOINT INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

    We have a limited operating history and investors should not rely on our recent results as an indication of our future results. We were formed in May 1997 to commercialize electrical power systems based on flywheel energy storage. We are a development stage company making the transition to the manufacturing of new products in a new and developing sector. We have only recently begun to market our products. Unless we can achieve significant increases in market acceptance of our product, we may never advance beyond our start-up phase. In light of the foregoing, it is difficult or impossible for us to predict future results and investors should not expect future revenue growth based on our recent results. Our future results may disappoint investors and cause our stock price to decline. See "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND ANTICIPATE CONTINUED LOSSES THROUGH AT LEAST 2002.

    We have incurred net losses to common shareholders and negative cash flows since our inception in May 1997. We had net losses to common shareholders of approximately ($53,279,000) in 2000, ($6,630,000) in 1999 and ($4,912,000) in
1998. Since our inception in May 1997, we have had net losses to common shareholders totaling ($67,933,000). We expect to continue to incur net losses through at least 2002. We also anticipate that our expenses will continue to increase substantially in the foreseeable future as we expand our sales and marketing, research and development and general and administrative operations. Our efforts may prove even more expensive than we currently anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE LIMITED EXPERIENCE MANUFACTURING FLYWHEEL ENERGY STORAGE SYSTEMS ON A COMMERCIAL BASIS, AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

    We may not achieve profitability if we cannot develop efficient, low-cost manufacturing capability, processes and suppliers that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to timely meet our product commercialization schedule or to satisfy the requirements of our distributors or customers. To date, we have focused primarily on research and development and have limited experience manufacturing flywheel energy storage systems on a commercial basis. See "Business."

IF WE ARE UNABLE TO MEET OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION MILESTONES, WE COULD LOSE SALES.

    Failure to meet product development and commercialization milestones could impair our relationships with our existing or potential customers, cause us to lose business and/or cause the capital markets to devalue our common stock. We have established internal product development and commercialization milestones and dates for achieving our goals. If we experience delays in meeting our goals or if our systems exhibit technical defects or are unable to meet cost or performance goals, including energy output, useful life and reliability, our commercialization schedule could be delayed. In that event, existing or potential purchasers of our commercial systems may choose competing products or alternative technologies. We cannot guarantee that we will successfully achieve our future milestones. See "Business."

WE CANNOT ASSURE COMMERCIAL VIABILITY OF OUR PRODUCTS, AND IF THEY ARE NOT ACCEPTED COMMERCIALLY, OUR COMPETITIVE POSITION AND PROFITABILITY WOULD DECLINE.

    Our future success is dependent upon our ability to develop and market a commercially acceptable product. The market for highly reliable, uninterruptible electric power is rapidly evolving and it is difficult to predict its potential size or future growth rate. We cannot assure investors that our flywheel energy storage based products will achieve market acceptance, that they will meet the technical demands of our potential customers or that they will offer cost-effective advantages over competing technologies. Most of the organizations that may purchase our products have invested substantial resources in their existing power systems and, as a result, may be reluctant or slow to adopt a new approach. Moreover, our products are alternatives to existing power back-up systems and may not be accepted by our potential customers. To date we have shipped only seven units. We have firm commitments for an additional 114 commercial units, which are to be delivered during 2001 and 2002. See "Business."

OUR FAILURE TO MEET THE SIGNIFICANT TECHNOLOGICAL CHALLENGES TO DEVELOP A COMMERCIALLY VIABLE PRODUCT COULD CAUSE US TO LOSE REVENUES.

    The successful development of a commercially viable flywheel energy storage system for an uninterruptible power supply involves significant technological challenges including:

    - reducing manufacturing costs for the wheel shaft, hub and rim, and bearings to achieve commercial viability for our current products; and

    - developing new products with increased energy storage capacity to expand our market share.

    We cannot assure you that our technologies will be suitable for specific commercial applications, including communications applications. Design modifications may be required or demanded by our existing or potential customers, and we may be unable to make those adjustments at all or to make them as well or as cost-effectively as our competitors. See "Business."

BECAUSE WE DEPEND ON THIRD-PARTY SUPPLIERS FOR THE DEVELOPMENT AND SUPPLY OF KEY COMPONENTS FOR OUR PRODUCTS, AND BECAUSE WE DO NOT HAVE CONTRACTS WITH THESE SUPPLIERS, WE COULD EXPERIENCE DISRUPTIONS IN SUPPLY THAT COULD DELAY OR DECREASE OUR REVENUES.

    Our business, prospects, results of operations, or financial condition could be harmed if we are unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, we rely on third-party suppliers for several of our key components. We do not have any contracts with these suppliers. If these suppliers should fail to timely deliver components that meet our quality, quantity, or cost standards, then we could experience production delays or cost increases and our financial performance could be adversely affected. Because the components with limited sources are key components that are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers on a timely basis. As a result, we could experience shortages in supply. See "Business."

WE FACE INTENSE COMPETITION AND OUR REVENUE COULD DECLINE IF WE ARE UNABLE TO COMPETE SUCCESSFULLY.

    The markets for highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are developing flywheel energy storage technology. We also compete with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of flywheel energy storage systems for sale to communications service providers, they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than our systems and could be brought to market more quickly than ours. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among our potential customers. These competitors may also be better able than ourselves to adapt quickly to customers' changing demands and to changes in technology. See "Business."

    Technological advances in alternative energy products or other alternative energy technologies may render our systems obsolete and could therefore cause our stock price to fall. We do not presently have any products or technologies other than flywheel systems under development, nor do we have any plans to pursue other products or technologies either through internal development or through acquisitions. Our system is, however, only one of a number of alternative energy products being developed by potential competitors as supplements to the electric grid that have potential commercial applications, including microturbines, solar power and wind power, advanced batteries, fuel cells and other types of alternative energy technologies. See "Business."

GOVERNMENT REGULATION MAY IMPAIR OUR ABILITY TO MARKET OUR PRODUCT.

    Government regulation of our product, whether at the federal, state or local level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our systems, and may have a negative impact on our revenue and profitability. We cannot assure you that our products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. We expect that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. We do not know the extent to which any existing or new regulations may impact our ability to distribute, install and service our products. Once our products reach the commercialization stage and we begin distributing our systems to our early target markets, federal, state or local government entities or competitors may seek to impose regulations.

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN SUBSTANTIAL EXPENSES AND NEGATIVE PUBLICITY WHICH COULD IMPAIR SUCCESSFUL MARKETING OF OUR PRODUCTS.

    Our business exposes us to potential product liability claims that are inherent in the manufacturing, marketing and sale of electro-mechanical products, and as such, we may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. We cannot assure you that our product liability insurance will provide sufficient coverage in the event of a claim. Also, we cannot predict whether we will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect our business, financial condition or the price of our common stock. In addition, negative publicity in connection with the faulty design or manufacture of our products would adversely affect our ability to market and sell our products.

SAFETY FAILURES BY OUR PRODUCTS OR THOSE OF OUR COMPETITORS COULD REDUCE MARKET DEMAND OR ACCEPTANCE FOR FLYWHEELS IN GENERAL.

    A serious accident involving either our flywheels or our competitors' flywheels could be a significant deterrent to customer acceptance and adversely affect our financial performance. With any form of energy storage, including machinery, chemicals, fuel or other means of energy storage, there is the possibility of accident. If a flywheel fails and the energy stored is released, the flywheel could break apart and the pieces could be ejected at a high rate of speed. A consortium of government, academic, and industry representatives has been formed to address containment in the event of this kind of flywheel failure. At this early stage of commercialization, there are differing approaches to containment with disagreement in the community on the most effective means.

WE EXPECT TO NEED ADDITIONAL FINANCING THAT MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS OR AT ALL, WHICH COULD CAUSE US TO FAIL TO REACH OUR FUTURE GOALS.

    We expect to require additional financing in the future in order to carry out our business plan. We believe that the proceeds of the initial public offering, together with our cash balances, will fund our operations for approximately 18-24 months. We may also need additional financing for a variety of reasons including:

    - expanding research and development;

    - expanding manufacturing equipment and facilities faster than currently planned;

    - funding additional working capital; or

    - acquiring complementary products, businesses or technologies.

    We cannot assure you that we will be able to raise additional funds on terms acceptable to us, or at all. If future financing is not available or is not available on acceptable terms, our business, results of operations and financial condition would be materially adversely affected. See "Selected Historical Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE IN THE EVENT THAT WE OBTAIN ADDITIONAL FINANCING.

    If we raise additional funds by issuing additional equity securities, our existing stockholders will experience dilution, which may dilute the value of the common stock outstanding if the equity is sold at a price less than that paid by investors. Furthermore, the newly issued securities could have rights superior to the rights of the common stock outstanding.

WE MAY HAVE DIFFICULTY MANAGING THE EXPANSION OF OUR OPERATIONS AND OUR BUSINESS OPERATIONS COULD BE INTERRUPTED.

    Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing our rapid expansion. We are undergoing rapid growth in the number of our employees, the size of our physical plant and the scope of our operations. Rapid expansion is difficult to maintain and is likely to place a significant strain on our senior management team and other resources. In addition, if we are successful in obtaining rapid market penetration of our products, we will be required to continue to expand and improve our operational, management and financial systems and controls to meet anticipated growth. See "Business."

OUR FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED BY OUR NEED TO HIRE AND RETAIN KEY EXECUTIVE OFFICERS AND SKILLED TECHNICAL PERSONNEL.

    Because our future success depends largely on the success of our technology, our competitiveness will depend significantly on whether we can attract and retain skilled technical personnel, especially engineers, and can retain members of our executive team. We currently have employment agreements only with Messrs. Stanton, Spiezio, Lazarewicz and French and Ms. Lister. Based on our planned expansion, we will require a significant increase in the number of employees, including skilled personnel. Competition for skilled personnel is intense, and we may not be successful in attracting and retaining the personnel or executive managers necessary to develop our product and operate profitably. Because a large portion of our expenses relates to skilled technical personnel that cannot be easily reduced without adversely affecting our business prospects and strategic plan, we may not be able to effectively adjust spending to compensate for revenue shortfalls. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would reduce, and possibly eliminate, operating income and could materially adversely affect our business, operating results and financial condition.

WE WILL RELY ON A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF, OR REDUCED PURCHASES BY, ANY ONE OF THOSE CUSTOMERS.

    Our initial intent is to focus on selling directly to a small number of large communications companies and to original equipment manufacturers that serve the communications markets. If we are successful in this strategy, the loss of, or reduced purchases by, one customer could have a material adverse effect on our operating results. In addition, if we do not perform satisfactorily for a customer, that customer could further harm our future business if the customer communicates its dissatisfaction or does not recommend our services to other communications customers.

IF WE ARE UNABLE TO SUCCESSFULLY MARKET, DISTRIBUTE AND SERVICE OUR PRODUCTS INTERNATIONALLY WE MAY EXPERIENCE A SHORTFALL IN EXPECTED REVENUES AND PROFITABILITY WHICH COULD LEAD TO A REDUCTION IN OUR STOCK PRICE.

    An important part of our business strategy is to expand our customer base by marketing, distributing and servicing our products internationally through distributors. We have limited experience developing, and no experience manufacturing, our products to comply with the commercial and legal requirements of international markets. Our ability to properly service our products internationally will depend on third party service providers. There is no assurance that we will be able to locate service providers in every region or that these providers will effectively service our products. Our success in those markets also will depend, in part, on our ability to secure foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations are subject to other inherent risks, including potential difficulties in establishing distributorship relationships and enforcing contractual obligations and intellectual property rights in foreign countries, fluctuations in currency exchange rates and entering into satisfactory foreign distributorship arrangements. If we are unable to successfully market, distribute or service our products internationally, we may never experience profitability and our stock price may decline.

ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD SERIOUSLY IMPAIR OUR COMPETITIVE POSITION.

    We cannot assure you that we have or will be able to maintain a significant proprietary position on the basic technologies used in our flywheel systems. Our ability to compete effectively against alternative technologies will depend on our ability to protect our proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending or future patent applications under which we have rights will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes, or will protect us from competitors. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in our business. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights.

    Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems.

    We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have and prevent us from being the first company to commercialize highly reliable electrical power products, thereby harming our business prospects. See "Business."

OUR MAJORITY STOCKHOLDERS WILL CONTROL ALL MATTERS REQUIRING A STOCKHOLDER VOTE, WHICH WILL LIMIT OTHER INVESTORS' ABILITY TO INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL.

    Stockholders who owned our company prior to our initial public offering own approximately 79.4% of our outstanding stock as of December 31, 2000. If a sufficient number of these stockholders were to vote together as a group, they would have the ability to control our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. These stockholders may use their influence to approve actions that are adverse to the interest of other investors, which could depress our stock price.

THE SHARE PRICES OF COMPANIES IN OUR SECTOR HAVE BEEN HIGHLY VOLATILE AND OUR SHARE PRICE COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS.

    The markets for equity securities of high technology companies, including companies in the power reliability and power quality markets, have been highly volatile recently and the market price of our common stock may be subject to significant fluctuations. This could be in response to operating results, announcements of technological innovations or new products by us or our competitors, patent or proprietary rights developments and market conditions for high technology stocks in general. In addition, stock markets, in particular the Nasdaq National Market, in recent years have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock which could affect our ability to attract additional capital to fund our operations.

OUR INITIAL TARGET MARKET, THE COMMUNICATIONS INDUSTRY, MAY NOT BE ABLE TO SUSTAIN ITS CURRENT GROWTH RATE, WHICH MAY AFFECT INVESTORS' EXPECTATIONS REGARDING OUR FINANCIAL PERFORMANCE AND ADVERSELY AFFECT OUR STOCK PRICE.

    We are initially targeting the communications markets for the sale of our products. The communications industry which had sustained high rates of infrastructure build-out that expanded the need for new power technologies such as our flywheel product has recently experienced declining rates of build-out. We cannot assure you in these market conditions, that the demand for our products will be adequate to avoid a material adverse effect on our business, operating results and financial condition.

PROVISIONS OF DELAWARE LAW AND OF OUR CHARTER AND BY-LAWS MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE.

    Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with our annual stockholder meeting in 2001, we will have a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one year. Additionally, our board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At December 31, 2000, we had approximately $1,069,000 of cash equivalents which were held in a non-interest bearing checking account. Also at December 31, 2000, we had approximately $12,471,000 invested in interest-bearing money market accounts and approximately $48,957,000 in high-grade commercial paper. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $300,000, which we do not believe is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BEACON POWER CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     29

Consolidated Balance Sheets at December 31, 2000 and 1999...     30

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 and for the Period May 8,
  1997 (date of inception) to December 31, 2000.............     31

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998 and
  for the Period May 8, 1997 (date of inception) to December
  31, 2000..................................................     32

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998 and for the Period May 8,
  1997 (date of inception) to December 31, 2000.............     35

Notes to Consolidated Financial Statements..................     36

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Beacon Power Corporation:

    We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and subsidiary (the "Company") (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the three years ended December 31, 2000 and for the period from May 8, 1997 (date of inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 and the period from May 8, 1997 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 9, 2001

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Assets
Current assets:
  Cash and cash equivalents.................................  $ 62,497,102   $    234,350
  Inventory.................................................       207,613             --
  Prepaid expenses and other current assets.................       857,137         15,987
                                                              ------------   ------------
    Total current assets....................................    63,561,852        250,337
Property and equipment, Net (Note 3)........................     3,417,884        566,013
Prepaid financing costs.....................................            --         81,934
Deposits....................................................       673,278         57,150
Other assets................................................        84,992         18,066
                                                              ------------   ------------
Total assets................................................  $ 67,738,006   $    973,500
                                                              ============   ============
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Accounts payable..........................................  $  1,728,330   $    413,146
  Accrued compensation and benefits.........................       277,086        109,206
  Accrued interest..........................................            --        164,140
  Accrued loss on sales commitments.........................            --        325,000
Due to related party (Note 15)..............................        52,725             --
  Dividends payable (Note 10)...............................     1,159,373             --
  Other accrued expenses....................................       981,671         43,222
  Current portion of capital lease obligations (Note 5).....       138,648         73,291
                                                              ------------   ------------
    Total current liabilities...............................     4,337,833      1,128,005
Dividends payable (Notes 7, 8, 16)..........................            --        749,005
Notes payable to investors (Note 4).........................            --      3,150,000
Capital lease obligations, net of current portion (Note
  5)........................................................        92,245          2,875
Commitments (Note 6)
Class D redeemable convertible preferred stock (liquidation
  preference of $4,750,000).................................            --      4,534,816
Stockholders' equity (deficiency):
  Preferred stock:
    Class A Convertible, $.01 par value; 6,000,000 shares
      authorized, 4,767,907 shares issued and outstanding in
      1999 (liquidation preference $21,217,186).............            --      5,741,451
    Class B Convertible, $.01 par value; 1 share authorized;
      no shares issued and outstanding......................            --             --
    Class C Convertible, $.01 par value; 6 shares
      authorized, issued and outstanding in 1999............            --         29,866
    Preferred stock, par value $.01; 10,000,000 authorized;
      no shares issued or outstanding.......................            --             --
  Common stock, $.01 par value; 110,000,000 shares
    authorized; 42,033,314 and 16,848 shares issued and
    outstanding in 2000 and 1999, respectively..............       420,333            168
  Deferred consulting expense, net..........................            --       (100,000)
  Deferred stock compensation...............................    (2,070,659)       (56,648)
  Additional paid-in capital................................   132,958,758        515,318
  Deficit accumulated during the development stage..........   (68,000,504)   (14,721,356)
                                                              ------------   ------------
    Total stockholders' equity (deficiency).................    63,307,928     (8,591,201)
                                                              ------------   ------------
Total liabilities and stockholders' equity (deficiency).....  $ 67,738,006   $    973,500
                                                              ============   ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       CUMULATIVE
                                                                                          FROM
                                                                                      MAY 8, 1997
                                                                                        (DATE OF
                                                                                       INCEPTION)
                                            YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH
                                           DECEMBER 31    DECEMBER 31   DECEMBER 31   DECEMBER 31
                                               2000          1999          1998           2000
                                           ------------   -----------   -----------   ------------
Revenue..................................  $     50,000   $   268,868   $        --   $    551,184

Operating expenses:
  Selling, general and administrative....     4,630,915     1,558,985     1,188,165      8,546,536
  Research and development...............    12,714,823     3,506,031     3,523,572     22,036,300
  Loss on sales commitments..............        50,974       325,000            --        375,974
  Depreciation and amortization..........       401,013       218,594        78,208        697,815
                                           ------------   -----------   -----------   ------------
    Total operating expenses.............    17,797,725     5,608,610     4,789,945     31,656,625
                                           ------------   -----------   -----------   ------------
Loss from operations.....................   (17,747,725)   (5,339,742)   (4,789,945)   (31,105,441)

Other income (expense):
  Interest income........................       747,202        25,118        11,277        900,245
  Interest expense.......................      (370,299)     (356,869)      (14,730)      (741,898)
  Other income (expense).................       (47,216)           --            --        (47,216)
                                           ------------   -----------   -----------   ------------
    Total other income (expense), net....       329,687      (331,751)       (3,453)       111,131
                                           ------------   -----------   -----------   ------------

Net loss.................................   (17,418,038)   (5,671,493)   (4,793,398)   (30,994,310)

Preferred stock dividends (Note 10)......   (35,796,675)     (916,852)     (112,153)   (36,825,680)

Accretion of redeemable convertible
  preferred stock........................       (64,435)      (41,671)       (6,908)      (113,014)
                                           ------------   -----------   -----------   ------------

Loss to common shareholders..............  $(53,279,148)  $(6,630,016)  $(4,912,459)  $(67,933,004)
                                           ============   ===========   ===========   ============

Loss per share--basic and diluted........  $     (10.77)  $   (393.52)  $   (291.58)
                                           ============   ===========   ===========

Weighted-average common shares
  outstanding............................     4,946,411        16,848        16,848
                                           ============   ===========   ===========

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                   CLASS A                  CLASS C
                                                               PREFERRED STOCK          PREFERRED STOCK         COMMON STOCK
                                                           ------------------------   -------------------   ---------------------
                                                             SHARES       AMOUNT       SHARES     AMOUNT      SHARES      AMOUNT
                                                           ----------   -----------   --------   --------   ----------   --------
Balance at May 8, 1997 (Date of Inception)...............          --   $        --        --    $     --           --   $     --
Issuance of founder's shares.............................                                                    6,750,000     67,500
Issuance of Class A preferred stock......................   1,125,000     5,000,000
Recapitalization.........................................   3,373,313        67,466                         (6,746,626)   (67,466)
Rounding for fractional shares...........................                                                           (2)
Issuance of Class C preferred and common stock...........                                   6      29,866       13,476        134
Accrual of consulting expense............................
Repayment of subscription receivable.....................
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1997...............................   4,498,313     5,067,466         6      29,866       16,848        168

Issuance of Class A preferred stock for services.........     120,000       300,000
Issuance of Class A preferred stock for services and
  interest on loans......................................       4,594        11,485
Dividend on Class D redeemable convertible preferred
  stock..................................................
Repayment of subscription receivable.....................
Amortization of deferred consulting expense, net.........
Accretion of redeemable preferred stock to redemption
  value..................................................
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1998...............................   4,622,907     5,378,951         6      29,866       16,848        168

Issuance of Class A preferred stock for services.........     145,000       362,500
Dividend on Class D redeemable convertible preferred
  stock..................................................
Deferred stock compensation..............................
Amortization of deferred stock compensation..............
Amortization of deferred consulting expense, net.........
Issuance of warrants to holders of Class D redeemable
  convertible preferred stock............................
Issuance of warrants for bridge loans....................
Accretion of redeemable preferred stock to redemption
  value..................................................
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 1999...............................   4,767,907     5,741,451         6      29,866       16,848        168
                                                           ==========   ===========   ========   ========   ==========   ========

Dividends on redeemable convertible preferred stock......
Issuance of warrants.....................................
Deferred stock compensation..............................
Amortization of deferred stock compensation..............
Accretion of redeemable preferred stock to redemption
  value..................................................
Proceeds from stock offering.............................                                                    9,200,000     92,000
Conversion of Class A preferred stock....................  (4,767,907)   (5,741,451)                         9,535,814     95,358
Conversion of Class C preferred stock....................                                  (6)    (29,866)          12
Conversion of redeemable convertible preferred stock.....                                                   19,823,704    198,237
Deferred consulting......................................
Common stock issuance for consulting.....................                                                      134,464      1,345
Payment of accrued dividend..............................                                                      859,330      8,593
Cashless warrant exercise................................                                                    1,982,876     19,829
Exercise of stock options................................                                                      480,266      4,803
Net loss.................................................
                                                           ----------   -----------   --------   --------   ----------   --------
Balance, December 31, 2000...............................          --   $        --        --    $     --   42,033,314   $420,333
                                                           ==========   ===========   ========   ========   ==========   ========

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

                                               DEFERRED      DEFERRED      ADDITIONAL       STOCK
                                              CONSULTING      STOCK         PAID-IN      SUBSCRIPTION   ACCUMULATED
                                               EXPENSE     COMPENSATION     CAPITAL       RECEIVABLE      DEFICIT
                                              ----------   ------------   ------------   ------------   ------------
Balance at May 8, 1997 (Date of
  Inception)................................  $      --    $        --    $         --   $        --    $         --
Issuance of founder's shares................                                                                 (67,500)
Issuance of Class A preferred stock for
  services..................................                                              (5,000,000)
Recapitalization............................
Rounding for fractional shares..............
Issuance of Class C preferred and common
  stock.....................................
Accrual of consulting expense...............     87,500
Repayment of subscription receivable........                                               2,992,492
Net loss....................................                                                              (3,111,381)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1997..................     87,500             --              --    (2,007,508)     (3,178,881)

Issuance of Class A preferred stock for
  services..................................   (150,000)
Issuance of Class A preferred stock for
  services and interest on loans............
Dividend on Class D redeemable convertible
  preferred stock...........................                                                                (112,153)
Repayment of subscription receivable........                                               2,007,508
Amortization of deferred consulting expense,
  net.......................................     25,000
Accretion of redeemable preferred stock to
  redemption value..........................                                                                  (6,908)
Net loss....................................                                                              (4,793,398)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1998..................    (37,500)            --              --            --      (8,091,340)

Issuance of Class A preferred stock.........   (125,000)
Dividend on Class D redeemable convertible
  preferred stock...........................                                                                (636,852)
Deferred stock compensation.................                   (65,318)         65,318
Amortization of deferred stock
  compensation..............................                     8,670
Amortization of deferred consulting expense,
  net.......................................     62,500
Issuance of warrants to holders of Class D
  redeemable convertible preferred stock....                                   280,000                      (280,000)
Issuance of warrants for bridge loans.......                                   170,000
Accretion of redeemable preferred stock to
  redemption value..........................                                                                 (41,671)
Net loss....................................                                                              (5,671,493)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 1999..................   (100,000)       (56,648)        515,318            --     (14,721,356)
                                              =========    ===========    ============   ===========    ============

Dividends on redeemable convertible
  preferred stock...........................                                                              (1,496,675)
Issuance of warrants........................                                36,070,366                   (34,300,000)
Deferred stock compensation.................                (2,944,649)      2,944,649
Amortization of deferred stock
  compensation..............................                   930,638
Accretion of redeemable preferred stock to
  redemption value..........................                                                                 (64,435)
Proceeds from stock offering, net of
  expenses..................................                                49,249,537
Conversion of Class A preferred stock.......                                 5,646,093
Conversion of Class C preferred stock.......                                    29,866
Conversion of redeemable convertible
  preferred stock...........................                                36,496,431
Deferred consulting.........................    598,284
Common stock issuance for consulting........   (498,284)                       496,939
Payment of accrued dividend.................                                 1,077,714
Cashless warrant exercise...................                                   (19,829)
Exercise of stock options...................                                   451,674
Net loss....................................                                                             (17,418,038)
                                              ---------    -----------    ------------   -----------    ------------
Balance, December 31, 2000..................  $      --    $(2,070,659)   $132,958,758   $         0    $(68,000,504)
                                              =========    ===========    ============   ===========    ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

                                                                  TOTAL
                                                              STOCKHOLDERS'
                                                              (DEFICIENCY)
                                                                 EQUITY
                                                              -------------
Balance at May 8, 1997 (Date of Inception)..................            --
Issuance of founder's shares................................            --
Issuance of Class A preferred stock for services............            --
Recapitalization............................................            --
Rounding for fractional shares..............................            --
Issuance of Class C preferred and common stock..............        30,000
Accrual of consulting expense...............................        87,500
Repayment of subscription receivable........................     2,992,492
Net loss....................................................    (3,111,381)
                                                              ------------
Balance, December 31, 1997..................................        (1,389)

Issuance of Class A preferred stock for services............       150,000
Issuance of Class A preferred stock for services and
  interest on loans.........................................        11,485
Dividend on Class D redeemable convertible preferred
  stock.....................................................      (112,153)
Repayment of subscription receivable........................     2,007,508
Amortization of deferred consulting expense, net............        25,000
Accretion of redeemable preferred stock to redemption
  value.....................................................        (6,908)
Net loss....................................................    (4,793,398)
                                                              ------------
Balance, December 31, 1998..................................    (2,719,855)

Issuance of Class A preferred stock.........................       237,500
Dividend on Class D redeemable convertible preferred
  stock.....................................................      (636,852)
Deferred stock compensation.................................            --
Amortization of deferred stock compensation.................         8,670
Amortization of deferred consulting expense, net............        62,500
Issuance of warrants to holders of Class D redeemable
  convertible preferred stock...............................            --
Issuance of warrants for bridge loans.......................       170,000
Accretion of redeemable preferred stock to redemption
  value.....................................................       (41,671)
Net loss....................................................    (5,671,493)
                                                              ------------
Balance, December 31, 1999..................................    (8,591,201)
                                                              ============

Dividends on redeemable convertible preferred stock.........    (1,496,675)
Issuance of warrants........................................     1,770,366
Deferred stock compensation.................................            --
Amortization of deferred stock compensation.................       930,638
Accretion of redeemable preferred stock to redemption
  value.....................................................       (64,435)
Proceeds from stock offering................................    49,341,537
Conversion of Class A preferred stock.......................            --
Conversion of Class C preferred stock.......................            --
Conversion of redeemable convertible preferred stock........    36,694,668
Deferred consulting.........................................       598,284
Common stock issuance for consulting........................            --
Payment of accrued dividend.................................     1,086,307
Cashless warrant exercise...................................            --
Exercise of stock options...................................       456,477
Net loss....................................................   (17,418,038)
                                                              ------------
Balance, December 31, 2000..................................  $ 63,307,928
                                                              ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                               MAY 8, 1997
                                                                                                 (DATE OF
                                                                                                INCEPTION)
                                                     YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH
                                                    DECEMBER 31    DECEMBER 31   DECEMBER 31   DECEMBER 31
                                                        2000          1999          1998           2000
                                                    ------------   -----------   -----------   ------------
Cash flows from operating activities:
  Net loss........................................  $(17,418,038)  $(5,671,493)  $(4,793,398)  $(30,994,310)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization.................       401,013      218,594        78,208         697,815
    Loss on sale of fixed assets..................        47,416           --            --          47,416
    Interest expense relating to issuance of
      warrants....................................       201,000      170,000            --         371,000
    Amortization of deferred consulting expense,
      net.........................................       598,284      300,000       175,000       1,160,784
    Amortization of deferred stock compensation...       930,638           --            --         930,638
    Warrants issued for consulting services.......     1,569,366           --            --       1,569,366
    Accrued loss on sales commitments.............        50,974      325,000            --         375,974
    Services and interest expense paid in
      preferred stock.............................            --           --        11,485          11,485
  Changes in operating assets and liabilities:
    Inventory.....................................      (207,613)          --            --        (207,613)
    Prepaid expenses and other current assets.....      (841,150)       4,320         4,320        (857,137)
    Accounts payable..............................     1,315,184     (409,577)      772,723       1,728,330
    Accrued compensation and benefits.............       167,880       41,023        37,141         277,086
    Accrued interest..............................       111,420      164,140            --         275,560
    Due to related party..........................        52,725      (18,611)       18,611          52,725
    Accrued loss on sales commitments.............      (375,974)          --            --        (375,974)
    Other accrued expenses and current
      liabilities.................................       938,449       36,270       (16,359)        990,341
                                                    ------------   -----------   -----------   ------------
    Net cash used in operating activities.........   (12,458,426)  (4,840,334)   (3,722,409)    (23,946,514)

Cash flows from investing activities:
  Increase in other assets........................      (683,054)    (110,180)      (19,823)       (840,204)
  Repayment of note receivable from officer.......            --           --        40,000              --
  Purchases of property and equipment.............    (3,019,266)    (350,881)     (257,423)     (3,627,570)
                                                    ------------   -----------   -----------   ------------
    Net cash used in investing activities.........    (3,702,320)    (461,061)     (237,246)     (4,467,774)

Cash flows from financing activities:
  Initial public stock offering, net of
    expenses......................................    49,341,537           --            --      49,341,537
  Exercise of employee stock options..............       456,477           --            --         456,477
  Issuance of preferred stock.....................    28,351,792           --     4,486,237      32,868,028
  Repayment of subscription receivable............            --           --     2,007,508       5,000,000
  Repayment of capital leases.....................      (126,307)    (105,406)      (72,939)       (304,652)
  Proceeds from notes payable issued to
    investors.....................................       400,000    3,150,000            --       3,550,000
                                                    ------------   -----------   -----------   ------------
    Net cash provided by financing activities.....    78,423,498    3,044,594     6,420,806      90,911,390

Increase (decrease) in cash and cash
  equivalents.....................................    62,262,752   (2,256,801)    2,461,151      62,497,102

Cash and cash equivalents, beginning of period....       234,350    2,491,151        30,000              --
                                                    ------------   -----------   -----------   ------------

Cash and cash equivalents, end of period..........  $ 62,497,102   $  234,350    $2,491,151    $ 62,497,102
                                                    ============   ===========   ===========   ============

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND OPERATIONS

    NATURE OF BUSINESS. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. During the fourth quarter of 2000, the Company shipped its first seven units. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company has no organizational structure dictated by product lines, geography or customer type.

    OPERATIONS. The Company has experienced net losses since its inception and, as of December 31, 2000, had an accumulated deficit of approximately
$68.0 million. The Company is currently facing the challenge of ongoing development and refinement of its commercial product. This ongoing research and development is expected to require significant outlays of capital. As discussed in Note 10, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Management believes that this funding is sufficient to continue its operations as a going concern through at least December 31, 2001.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    ACCOUNTING PRINCIPLES. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

    CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Beacon Power Securities Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

    RECAPITALIZATION. The accompanying financial statements reflect a recapitalization of the Company in 1997 when one shareholder exchanged shares of common stock for Class A preferred stock.

    STOCK SPLIT. The accompanying financial statements reflect a 2-for-1 split of the Company's common stock, which occurred immediately prior to the effectiveness of the Company's initial public stock offering. All share and per share information herein has been retroactively restated to reflect this split.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include demand deposits and highly liquid investments with maturity of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

    INVENTORY. Inventory consists of raw materials at December 31, 2000 and is carried at the lower of cost or market utilizing the first-in first-out ("FIFO") method.

    PROPERTY AND EQUIPMENT. Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

    PREPAID FINANCING COSTS. Prepaid financing costs consist of legal, financing and other related expenses incurred in connection with the Class E financing and the initial public offering of the Company's common stock completed during the year ending December 31, 2000. Prepaid financing costs are netted against the proceeds of the offering.

    OTHER ASSETS. Other assets consist of unamortized legal expenses related to patents.

    LOSS ON SALES COMMITMENTS. Substantially all of the Company's sales commitments are firm and have fixed-prices. Revenue and cost of revenue on such sales commitments are recorded as deliveries are made. The direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices. Direct costs consist of materials and direct labor costs. These excess costs have been estimated and accrued as losses on sales commitments in the period in which the sales commitment is made. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made. At December 31, 2000, no estimated losses on sales commitments are anticipated.

    LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. The Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there has been no impairment of long-lived assets.

    REVENUE RECOGNITION. Revenue relates to work performed under research and development contracts and delivery of units. Revenue is recognized as services are performed or when products are shipped and all related costs are estimable.

    STOCK-BASED COMPENSATION. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using an accelerated calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

    INCOME TAXES. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carryforwards using the currently enacted tax rates and laws. A valuation allowance is provided to the extent realization of deferred tax assets is not considered more likely than not.

    RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred.

    FINANCIAL INSTRUMENTS. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses, notes payable to investors and capital lease obligations approximate their fair values.

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 2000 and 1999, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

    COMPREHENSIVE LOSS. Comprehensive loss is the same as net loss for all periods presented.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2000, did not have a material impact on the Company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 established guidelines for revenue recognition and was implemented by the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

    LOSS PER SHARE--BASIC AND DILUTED. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. At December 31, 2000 the impact of the Company's outstanding potential common shares, including options and warrants (computed using the treasury stock method) totaling 9,084,625 shares, were excluded from the calculation because such items were antidilutive.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                           ESTIMATED
                                             USEFUL
                                             LIVES         2000        1999
                                           ----------   ----------   ---------
Machinery and equipment..................   5 years     $  694,486   $ 298,180
Furniture and fixtures...................   7 years         54,433      41,521
Office equipment.........................   3 years      1,217,263     159,894
Leasehold improvements...................  Lease term    1,489,569     108,809
Equipment under capital lease
  obligations............................  Lease term      535,450     254,411
                                                        ----------   ---------
    Total................................                3,991,201     862,815
Less accumulated depreciation and
  amortization...........................                 (573,317)   (296,802)
                                                        ----------   ---------
Property and equipment, net..............               $3,417,884   $ 566,013
                                                        ==========   =========

4.  NOTES PAYABLE TO INVESTORS

    At December 31, 1999, notes payable to investors consisted of Senior Secured Convertible Promissory Notes (the "Senior Notes") held by the Company's primary investors. The Senior Notes called for interest to be payable at an annual rate of 12.5%, increasing to 15% after six months if the Class E redeemable convertible preferred stock ("Class E Stock") funding had not occurred at that time. In connection with the issuance of the Senior Notes, the investors received warrants to purchase shares of the Company's common stock (see Note
10). On April 7, 2000, the Senior Notes and accrued interest were converted into Class E Stock. The Class E Stock was later converted into common stock as a result of the Company's initial public stock offering during the fourth quarter of 2000.

5.  CAPITAL LEASE OBLIGATIONS

    The Company leases equipment under capital lease agreements expiring through January 2003. Future obligations under such capital leases as of December 31, 2000 are as follows:

2001........................................................  $ 159,043
2002........................................................     94,392
2003........................................................      2,580
                                                              ---------
                                                                256,014
Less amount representing interest...........................    (25,121)
                                                              ---------
                                                                230,893
Less current portion of capital lease obligations...........   (138,648)
                                                              ---------
Capital lease obligations, excluding current portion........  $  92,245
                                                              =========

6.  COMMITMENTS

    The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment expiring October 2001. At December 31, 2000, the Company has provided the lessor with an irrevocable letter of credit in the amount of $450,000. This letter of credit is secured by a cash deposit. The Company is also obligated under leases for its former office and light manufacturing space which expired January 30, 2001

    Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

2001........................................................  $477,387
2002........................................................   461,622
2003........................................................   490,675
2004........................................................   490,675
2005........................................................   500,359
Thereafter..................................................  $926,472

    Total rent expense was $473,576, $199,405 and $146,255, during 2000, 1999 and 1998, respectively.

7.  PREFERRED STOCK

    CLASS A CONVERTIBLE PREFERRED STOCK. Each share of Class A convertible preferred stock ("Class A Stock") was convertible into two shares of common stock at the option of the holder. The Class A Stock was nonvoting. The Class A Stock plus accrued dividends automatically converted into shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000.

    CLASS B AND C CONVERTIBLE PREFERRED STOCK. The Company authorized both Class B and C convertible preferred stock of which only Class C shares were outstanding at December 31, 1999. Class B shares were never issued. Class C convertible preferred stock ("Class C Stock") was convertible into two shares of common stock at the option of the holder. The holders of the Class C Stock had voting rights equivalent to the number of shares of common stock into which their shares of Class C Stock converted. The Class C Stock plus accrued dividends automatically converted into shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000.

8.  REDEEMABLE PREFERRED STOCK

    CLASS D REDEEMABLE CONVERTIBLE PREFERRED STOCK. The Company authorized 6,000,000 shares of Class D redeemable convertible preferred stock ("Class D Stock") with a par value of $.01 per share. On October 23, 1998, the Company issued 1,900,000 shares of Class D Stock and received net proceeds of approximately $4,486,000. Issuance costs totaled approximately $264,000 and were being accreted to the carrying value of the Class D Stock over the period to the stock's earliest redemption date. Each share of Class D Stock was convertible into two shares of common stock at the option of the holder. The Class D Stock earned cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends could be paid in shares of Class D Stock through May 23, 2000 after which they could be paid only in cash. The Class D Stock plus dividends totaling $1,025,204 were automatically converted into 4,620,164 shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000. Cumulative dividends from May 23, 2000 to November 22, 2000 not paid on Class D Stock total $174,216 as of December 31, 2000. These dividends were paid in full in February 2001.

    CLASS E REDEEMABLE CONVERTIBLE PREFERRED STOCK. During April 2000, the Company authorized 2,000,000 shares of $.01 par value per share Class E redeemable convertible preferred Stock (Class E Stock). On April 7, 2000, the Company converted $3,550,000 of bridge loans plus interest of $275,559 into 1,226,141 shares of Class E Stock (the "Class E conversion"). Each share of Class E Stock was convertible into two shares of common stock at the option of the holder. The Class E Stock earned cumulative dividends at an annual rate of 12.5% through May 23, 2000 and 6% on and after this date, payable quarterly. Dividends could be paid in shares of Class E Stock through May 23, 2000 and after which they could be paid only in cash. The Class E Stock plus dividends totaling $61,103 were automatically converted into 2,491,448 shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000. Cumulative dividends from May 23, 2000 to November 22, 2000 not paid on Class E Stock total $117,304 as of December 31, 2000. These dividends were paid in full in February 2001.

    CLASS F REDEEMABLE CONVERTIBLE PREFERRED STOCK. During May 2000 the Company authorized 7,500,000 shares of $.01 par value Class F redeemable convertible preferred Stock (Class F Stock). On May 23, 2000, the Company sold 6,785,711 shares of Class F Stock for a total of $28,500,000, and simultaneously, outstanding Class F Bridge Loans of $5,200,000 were converted to Class F Stock at the rate of $4.20 per share. Each share of Class F Stock was convertible into two shares of common stock at the option of the holder. The Class F Stock earns cumulative dividends at an annual rate of 6%, payable quarterly. Dividends are payable in cash. The Class F Stock was automatically converted into 13,571,422 shares of common stock as a result of the public offering of common stock of the Company during the fourth quarter of 2000. Cumulative dividends from May 23, 2000 to November 22, 2000 total $867,853 as of December 31, 2000. These dividends were paid in full in February 2001.

    As a result of the initial public offering of the Company's common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2000, there are 10 million shares of preferred stock authorized with none outstanding.

9.  COMMON STOCK

    INITIAL PUBLIC OFFERING. During the fourth quarter of 2000, the Company sold 9,200,000 shares of its common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $6 per share. Net proceeds to the Company as a result of the stock offering totaled approximately
$49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other estimated offering costs of approximately $2.0 million.

    RESERVED SHARES. At December 31, 2000, 13,722,268 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

10. STOCK WARRANTS

    At its inception in 1997, the Company issued a warrant to purchase 1,125,000 shares of common stock to an investor at the price of $2.67 per share (the "1997 warrant"). The warrant expired unexercised on May 28, 1999. Value ascribed to this warrant was not material.

    CLASS D STOCK WARRANTS. Under the conditions of the Class D Stock offering, the Company issued warrants in October 1999 to three investors to purchase 772,500 shares of common stock at $1.67, 772,500 shares of common stock at $2.25, and 772,500 shares of common stock at $3.00 (the "October 1999 warrants"). The estimated fair value of the warrants at the date of their issuance was $280,000. This amount has been recorded as a dividend to the holders of the Class D Stock and credited to additional paid-in-capital. These warrants expire December 31, 2004.

    Additional warrants were issued under the Class D Stock agreement during April 2000 to three investors to purchase 712,500 shares of common stock at $1.67 per share, 712,500 shares of common stock at $2.25 per share, and 712,500 shares of common stock at $3.00 per share. Upon issuance of these warrants, the Company recorded a dividend of approximately $1,300,000 for the fair market value of these warrants based on the Black-Scholes option pricing model. These warrants expire December 31, 2004.

    In December 2000, an investor exercised a portion of its warrants, in a cashless transaction, to purchase 300,000 shares of the Company's common stock at $1.67, 300,000 shares of the Company's common stock at $2.25 and 300,000 shares of the Company's common stock at $3.00 per share. Net shares issued totaled 608,843.

    CLASS E STOCK WARRANTS. In conjunction with the issuance of the Senior Notes in August 1999, the Company issued warrants to four investors to purchase 315,000 shares of Class E Stock at an exercise price of $2.50 per share (the "August 1999 warrants"). The estimated fair value of these warrants at the date of grant was $170,000. This amount was recorded as a discount on the Senior Notes and was charged to interest expense in 1999, as the Senior Notes were demand notes. These warrants were to expire on August 2, 2004.

    In conjunction with the Class E Stock conversion (See Note 8), warrants totaling 315,000, issued in conjunction with the issuance of the Senior Notes in August 1999, were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants is approximately $344,000. Since these warrants replace the August 2, 1999 warrants, the amount allocated to the August 2, 1999 warrants have been reallocated to Class E Redeemable Preferred Warrants and the remaining $174,000 has been charged to interest expense in the year ended December 31, 2000. As a result of the initial public stock offering by the Company in the fourth quarter of 2000, the holders of the warrants are now entitled to purchase 613,070 shares of the Company's common stock instead of the Class E Stock.

    In December 2000, an investor exercised its warrants, in a cashless transaction, to purchase 84,433 shares of the Company's common stock.

    CLASS F STOCK WARRANTS. In conjunction with the issuance of the Class F Stock, the Company issued warrants to seven investors to purchase 6,333,333 shares of its common stock at an exercise price of $2.25. The estimated fair value of the warrants at the date of their issuance was $33,000,000. This amount has been recorded as a dividend to the holders of the Class F Stock and credited to additional paid-in-capital. These warrants expire on May 23, 2005. During December 2000, two investors exercised their warrants, in a cashless transaction, to purchase 1,289,600 shares of the Company's common stock.

    CONSULTANT WARRANTS. The Company issued warrants to two consultants that are exercisable for an aggregate of 70,000 shares of its common stock at an exercise price of $6.00 per share. The holder of one of these warrants exercisable for 50,000 shares of common stock may exercise its warrant at any time prior to January 31, 2002. The holder of the other warrant exercisable for 20,000 shares of common stock may exercise its warrant at any time prior to August 2, 2005. Upon the issuance of these warrants, the Company recorded a charge to consulting expense of $213,861.

    On October 24, 2000, the Company issued 240,000 warrants to an investor at an exercise price of $2.10 per share in conjunction with an agreement by an affiliate of that investor to provide the Company with technical expertise. One half of the warrants vest immediately, the remainder vest as services are utilized. During the fourth quarter of 2000, the company recorded a charge to consulting expense for $1,355,505 to recognize the fair market value of the vested warrants. The Company has deferred the remaining warrants and will revalue the amount and record additional expense as necessary in future quarters as the remaining services are provided. Deferred compensation relating to these warrants at December 31, 2000, is approximately $1,100,000. The agreement terminates and any unvested options are forfeited on November 1, 2003.

    All warrants were valued on the date of grant using the Black-Scholes (common stock) or the Binary Option Pricing Model (preferred stock). The assumptions used to value these warrants were as follows:

                                         APRIL                   AUGUST      OCTOBER
                                          2000        2000        1999         1999         1997
                                        WARRANTS    WARRANTS    WARRANTS     WARRANTS     WARRANTS
                                       ----------   --------   ----------   ----------   ----------
Risk-free interest rate..............    6.15%        6.5%       5.62%        5.86%        6.25%
Expected life of warrant.............  12 months    Various    30 months    27 months    24 months
Expected dividend payment rate, as a
  percentage of the stock price on
  the date of grant..................      0%          0%          0%           0%           0%
Assumed volatility...................     73%         100%        60%          60%          48%

11. STOCK OPTIONS

    The Company's option plans provide for the granting of stock options to purchase up to 9,000,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company with terms of up to 10 years. Under the terms of the option plans, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

    Stock option activity since inception is as follows:

                                                             WEIGHTED-   WEIGHTED-
                                                              AVERAGE     AVERAGE
                                                 NUMBER OF   EXERCISE      FAIR
                                                  SHARES       PRICE       VALUE
                                                 ---------   ---------   ---------
Outstanding at inception.......................         --
  Granted......................................    647,874     $0.89       $0.35
                                                 ---------     -----       -----
Outstanding, December 31, 1997.................    647,874      0.89
  Granted......................................    199,126      0.89        0.38
  Canceled, forfeited or expired...............    (10,000)     0.89
                                                 ---------     -----       -----
Outstanding, December 31, 1998.................    837,000      0.89
  Granted......................................  1,467,000      0.89        0.40
  Canceled, forfeited or expired...............   (295,688)     0.89
                                                 ---------     -----       -----
Outstanding, December 31, 1999.................  2,008,312      0.89
  Granted......................................  3,343,688      3.15        1.78
  Exercised....................................   (480,266)     0.89
  Canceled, forfeited or expired...............   (238,694)     2.37
                                                 ---------     -----       -----
Outstanding, December 31, 2000.................  4,733,040     $2.50
                                                 =========     =====       =====

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                          VESTED
                                         WEIGHTED-                ----------------------
                                          AVERAGE     WEIGHTED-                WEIGHTED-
                            NUMBER       REMAINING     AVERAGE                  AVERAGE
                          OF OPTIONS    CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
EXERCISE PRICE            OUTSTANDING      LIFE         PRICE     OF OPTIONS     PRICE
--------------            -----------   -----------   ---------   ----------   ---------
$0.89...................   1,771,352        8.74      $    0.89     612,960      $0.89
$1.78-$2.50.............   1,548,188        9.20      $    2.23      66,667      $1.78
$3.10-$4.10.............     640,000        9.49      $    3.49      80,000      $4.10
$5.10-$6.00.............     498,000        9.52      $    5.64          --      $  --
$6.10-$7.12.............     275,500        9.84      $    6.34      60,000      $6.00

    Included in the above schedules are grants of 160,000 and 162,000 options made to non-employee consultants in 2000 and 1999, respectively.

    As described in Note 2, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method to measure compensation, reported net loss would have been as follows:

                                                                                     CUMULATIVE FROM
                                                                                       MAY 8, 1997
                                                                                        (DATE OF
                                           YEAR ENDED    YEAR ENDED    YEAR ENDED     INCEPTION) TO
                                          DECEMBER 31    DECEMBER 31   DECEMBER 31     DECEMBER 31
                                              2000          1999          1998            2000
                                          ------------   -----------   -----------   ---------------
Net loss to common shareholders as
  reported..............................  $(53,279,148)  $(6,630,016)  $(4,912,459)   $(67,933,004)
Net loss--pro forma.....................   (54,175,173)   (7,154,362)   (4,987,251)    (69,653,514)
Loss per share--as reported.............  $     (10.77)  $   (393.52)  $   (291.58)
Loss per share--pro forma...............  $     (10.95)  $   (424.64)  $   (296.01)

    The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

                                                      2000                  1999       1998
                                          -----------------------------   --------   --------
Risk-free interest rate.................         6.5% and 6.25%             6.0%      5.75%
Expected life of option.................             3 years              3 years    3 years
Expected dividend payment rate, as a
  percentage of the stock price on the
  date of grant.........................               0%                    0%         0%
Assumed volatility......................              100%                  60%        58%

    The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also
Note 15).

12. EMPLOYEE STOCK PURCHASE PLAN

    On October 15, 2000 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized. No shares have been issued under this Plan at December 31, 2000.

13. INCOME TAXES

    The components of the provision (benefit) for income taxes consisted of the following:

                                                                                        CUMULATIVE FROM
                                                                                          MAY 8, 1997
                                                                                           (DATE OF
                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     INCEPTION) TO
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                               2000           1999           1998            2000
                                           ------------   ------------   ------------   ---------------
Federal--deferred........................  $(5,115,236)   $(1,995,158)   $(1,594,955)     $(9,743,219)
State--deferred..........................     (993,055)      (352,087)      (282,933)      (1,809,758)
Increase in valuation allowance..........    6,108,291      2,347,245      1,877,888       11,552,977
                                           -----------    -----------    -----------      -----------
Provision (benefit) for income taxes.....  $        --    $        --    $        --      $        --
                                           ===========    ===========    ===========      ===========

    A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit..............................    (34)%
State, net of federal effect................................     (6)
Valuation allowance provided................................     40
                                                                ---
Effective rate..............................................     --%
                                                                ===

    The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                         2000          1999
                                                      -----------   ----------
Long-term assets:
  Net operating loss carryforwards..................  $10,403,206   $4,728,408
  Research and development credits..................    1,017,264      524,958
  Loss on sales commitments.........................           --      130,000
  Other.............................................      132,506       61,320
                                                      -----------   ----------
Net deferred tax assets before valuation
  allowance.........................................   11,552,977    5,444,686
Less valuation allowance............................  (11,552,977)  (5,444,686)
                                                      -----------   ----------
Net deferred tax assets.............................  $        --   $       --
                                                      ===========   ==========

    The valuation allowance increased by $6,108,291 in 2000 and $2,347,245 in 1999, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

    The Company has available for future periods federal and state tax net operating loss carryforwards for federal and state purposes of approximately $23,564,000 and $23,330,000, respectively, as of December 31, 2000. In addition, the Company has business credits of approximately $539,000 and 47,000 for federal and state purposes, respectively as of December 31, 2000. The net operating loss carryforwards expire beginning in 2012 and 2002 for federal and state tax purposes, respectively. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 2000.

    Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

14. BENEFIT PLAN

    In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution based on the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company contributions were $102,085, $41,963, and $19,376 during 2000, 1999 and 1998, respectively.

15. RELATED PARTY TRANSACTIONS

    CONSULTING AGREEMENTS. The Company entered into consulting agreements with three investors. The contracts were seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During 2000, 1999 and 1998, $586,000, $300,000 and $175,000, respectively, was recorded as consulting expense relating to these agreements, and 67,232 (ultimately 134,464 shares of common stock), 145,000 and 120,000 shares of Class A Stock in 2000, 1999 and 1998, respectively, were issued as compensation under these contracts. Prepaid and accrued consulting expenses have been recorded annually, based on the terms and dates of the consulting agreements. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expired upon the completion of the initial public offering of the Company's common stock in November 2000.

    PATENTS. The Company has entered into an agreement with SatCon whereby SatCon granted the Company a perpetual license to use the technology patented by SatCon relating to the field of flywheel energy storage products, systems and processes for stationary terrestrial applications.

    SERVICES AGREEMENTS. Prior to 2000, SatCon performed certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services rendered amounted to approximately $551,000, $59,000, $443,000 and $2,404,000 during 2000, 1999, 1998 and the period from inception to December 31, 2000, respectively. No amounts were payable to SatCon relating to such services at either December 31, 2000 or 1999.

    INVENTORY. The Company uses Satcon to perform certain engineering and other processing tasks on certain of the electrical components of its product. At December 31, 2000, the Company had $153,500 of its inventory at Satcon for processing.

    DISTRIBUTION AGREEMENT. In 1997, the Company signed a 20-year agreement which granted an investor exclusive rights to distribute certain of the Company's products in a territory comprised of seven Mid-Atlantic states and the District of Columbia. However, the Company retained the right to distribute products directly to cable television and telephone companies.

16. SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    During 2000, the Company converted its bridge notes of $3,550,000 and accrued interest on those notes totaling $275,560 into Class E redeemable convertible preferred stock.

    As indicated in Note 11 above, in April 2000, the Company cancelled certain warrants that were issued in conjunction with the Class E Preferred stock. This resulted in a charge to Additional Paid in Capital of $170,000.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company converted 4,767,907 shares of its Class A Preferred Stock into 9,535,814 shares of its common stock.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company converted 6 shares of its Class C preferred stock into 12 shares of its common stock.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company converted all of its outstanding shares of its Class D, E and F redeemable convertible preferred stock into 19,823,704 shares of its common stock.

    During 2000, the company paid dividends on its redeemable convertible preferred stock totaling $1,086,307 through the issuance of 859,330 shares of its common stock.

    As a result of its initial public stock offering during the fourth quarter of 2000, the Company paid accrued consulting dividends totaling $498,284 with 134,464 shares of its common stock.

    During 2000, the Company recorded an increase in deferred compensation from the issuance of non-qualified stock options to third parties of $1,844,649. This is offset by a credit to additional paid in capital.

    In December 2000, the Company issued 1,982,876 shares of its common stock as a result of two holders of the Company's warrants exercising a portion of their warrants in a cashless exercise transaction.

    During 2000, 1999 and 1998, the Company acquired assets totaling $281,034, $0 and $254,411 of assets with capital leases.

    During 1999 the Company issued warrants valued at $450,000 in conjunction with certain financing arrangements.

    During 1999 the Company issued non-qualified stock options valued at $65,318 for certain consulting agreements.

17. QUARTERLY RESULTS (UNAUDITED)

    In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                     2000
                                            ------------------------------------------------------
                                               FIRST        SECOND         THIRD         FOURTH
                                              QUARTER       QUARTER       QUARTER       QUARTER
                                            -----------   -----------   -----------   ------------
Revenue...................................  $        --   $        --   $        --   $     50,000
Loss from operations......................   (2,893,697)   (2,295,054)   (4,582,851)    (7,976,123)
Net loss..................................  $(3,018,735)  $(2,526,898)  $(4,247,082)  $ (7,625,323)
Loss per share--basic and diluted.........  $   (179.17)  $    (73.39)  $    (34.74)  $      (0.39)
Weighted-average common shares
  outstanding.............................       16,848        34,430       122,269     19,504,373

                                                                     1999
                                             -----------------------------------------------------
                                                FIRST        SECOND         THIRD        FOURTH
                                               QUARTER       QUARTER       QUARTER       QUARTER
                                             -----------   -----------   -----------   -----------
Revenue....................................  $    32,931   $    32,931   $        --   $   203,006
Loss from operations.......................   (1,191,017)   (1,379,035)     (989,270)   (1,780,420)
Net loss...................................  $(1,183,719)  $(1,382,435)  $(1,221,338)  $(1,884,001)
Loss per share--basic and diluted..........  $    (70.26)  $    (82.05)  $    (72.49)  $   (111.82)
Weighted-average common shares
  outstanding..............................       16,848        16,848        16,848        16,848

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning executive officers of the Company that responds to this Item is incorporated by reference from Item 4A contained in Part 1 of this Form 10-K. The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 ("Exchange Act") and which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Company's directors and executive officers with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    Information required in response to this Item is incorporated by reference from the section entitled "Compensation of Executive Officers" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required in response to this Item is incorporated by reference from the sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required in response to this Item is incorporated by reference from the section entitled "Other Information Relating to Directors, Nominees and Executive Officers" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  Financial Statements

       The financial statements are listed under Part II, Item 8 of this Report.

2.  Financial Statement Schedules

       Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

3.  Exhibits

       The exhibits are listed below under Part IV, Item 14(c) of this report.

       Reports on Form 8-K

       None

Exhibits

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------       ------------------------------------------------------------
         3.1                Sixth Amended and Restated Certificate of Incorporation
                            (Incorporated by reference to Exhibit No. 3.1 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

         3.2                Amended and Restated Bylaws (Incorporated by reference to
                            Exhibit No. 3.2 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.1              Securities Purchase Agreement by and among SatCon Technology
                            Corporation, Duquesne Enterprises (n/k/a DQE Enterprises,
                            Inc.) and Beacon Power Corporation dated May 28, 1997
                            (Incorporated by reference to Exhibit No. 10.1.1 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.2              Securities Purchase Agreement by and among Beacon Power
                            Corporation, Perseus Capital, L.L.C., Duquesne Enterprises
                            (n/k/a DQE Enterprises, Inc.), Micro-Generation Technology
                            Fund, L.L.C. and SatCon Technology Corporation dated
                            October 23, 1998 (Incorporated by reference to Exhibit
                            No. 10.1.2 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.3              Securities Purchase Agreement by and among Beacon Power
                            Corporation, Perseus Capital, L.L.C., Duquesne Enterprises
                            (n/k/a DQE Enterprises, Inc.), Micro-Generation Technology
                            Fund, L.L.C. and SatCon Technology dated April 7, 2000
                            (Incorporated by reference to Exhibit No. 10.1.3 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.4              Securities Purchase Agreement by and among Beacon Power
                            Corporation, Perseus Capital, L.L.C., Micro-Generation
                            Technology Fund, L.L.C., Mechanical Technology Incorporated,
                            The Beacon Group Energy Investment Fund II, L.P. and Penske
                            Corporation dated April 21, 2000 (Incorporated by reference to Exhibit No. 10.1.4 to the Registration Statement on
                            Form S-1 of Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------       ------------------------------------------------------------
        10.1.5              Securities Purchase Agreement by and among Beacon Power
                            Corporation, Perseus Capital, L.L.C., DQE
                            Enterprises, Inc., Micro-Generation Technology
                            Fund, L.L.C., Mechanical Technology Incorporated, GE
                            Capital Equity Investments, Inc., The Beacon Group Energy
                            Investment Fund II, L.P. and Penske Corporation dated
                            May 23, 2000 (Incorporated by reference to Exhibit No.
                            10.1.5 to the Registration Statement on Form S-1 of Beacon
                            Power Corporation No. 333-43386 filed on November 16, 2000).

        10.1.6              Investor Rights Agreement by and among Beacon Power
                            Corporation, Perseus Capital, L.L.C., DQE Enterprises, Inc.,
                            Micro-Generation Technology Fund, L.L.C., Mechanical
                            Technology Incorporated, GE Capital Equity Investments,
                            Inc., The Beacon Group Energy Investment Fund II, L.P.,
                            Penske Corporation, SatCon Technology Corporation, James S.
                            Bezreh, Russel S. Jackson, Russell A. Kelley, Stephen J.
                            O'Connor, Jane E. O'Sullivan and Robert G. Wilkinson dated
                            May 23, 2000 (Incorporated by reference to Exhibit
                            No. 10.1.6 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.7              Form of Warrant of Beacon Power Corporation issued pursuant to class D financing and list of holders thereof
                            (Incorporated by reference to Exhibit No. 10.1.7 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.8              Form of Warrant of Beacon Power Corporation issued pursuant to class E financing and list of holders thereof
                            (Incorporated by reference to Exhibit No. 10.1.8 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.9              Form of Warrant of Beacon Power Corporation issued pursuant to class F bridge financing and list of holders thereof
                            (Incorporated by reference to Exhibit No. 10.1.9 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 33-43386 filed on November 16, 2000).

        10.1.10             Form of Warrant of Beacon Power Corporation issued pursuant to class F financing and list of holders thereof
                            (Incorporated by reference to Exhibit No. 10.1.10 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.11             Warrant of Beacon Power Corporation issued to Cox
                            Communications, Inc. dated August 2, 2000 (Incorporated by reference to Exhibit No. 10.1.11 to the Registration
                            Statement on Form S-1 of Beacon Power Corporation
                            No. 333-43386 filed on November 16, 2000).

        10.1.12             Warrant of Beacon Power Corporation issued to Kaufman-Peters dated August 2, 2000 (Incorporated by reference to Exhibit
                            No. 10.1.12 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.13             Warrant of Beacon Power Corporation issued to GE Capital
                            Equity Investments, Inc. dated October 24, 2000
                            (Incorporated by reference to Exhibit No. 10.1.13 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.14             Second Amended and Restated 1998 Stock Incentive Plan of
                            Beacon Power Corporation (Incorporated by reference to
                            Exhibit No. 10.1.14 to the Registration Statement on
                            Form S-1 of Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------       ------------------------------------------------------------
        10.1.15             Form of Incentive Stock Option Agreement of Beacon Power
                            Corporation (Incorporated by reference to Exhibit
                            No. 10.1.15 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.16             Form of Non-Qualified Stock Option Agreement of Beacon Power
                            Corporation (Incorporated by reference to Exhibit
                            No. 10.1.16 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.17             Form of Non-Qualified Stock Option Agreement of Beacon Power
                            Corporation issued to certain consultants on July 24, 2000 and list of holders thereof (Incorporated by reference to
                            Exhibit No. 10.1.17 to the Registration Statement on
                            Form S-1 of Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.18             Amended and Restated License Agreement by and between Beacon
                            Power Corporation and SatCon Technology Corporation dated
                            October 23, 1998 (Incorporated by reference to Exhibit
                            No. 10.1.18 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.19             Letter Agreement between Beacon Power Corporation and
                            Duquesne Enterprises (n/k/a/ DQE Enterprises, Inc.) dated
                            May 28, 1997 (Incorporated by reference to Exhibit
                            No. 10.1.19 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.20             Lease between Beacon Power Corporation and BCIA New England
                            Holdings LLC dated July 14, 2000 (Incorporated by reference to Exhibit No. 10.1.20 to the Registration Statement on
                            Form S-1 of Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.21             Commercial Lease by and between Beacon Power Corporation and
                            Cummings Properties Management, Inc. dated November 19, 1997
                            (Incorporated by reference to Exhibit No. 10.1.21 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.22             Distribution Agreement between Beacon Power Corporation and
                            TLER dated January 6, 2000 (Incorporated by reference to
                            Exhibit No. 10.1.22 to the Registration Statement on
                            Form S-1 of Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        10.1.23             Purchase Order and Agreement for the Sale of Goods between
                            TLER and Beacon Power Corporation dated January 10, 2000
                            (Incorporated by reference to Exhibit No. 10.1.23 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.24             Letter Agreement among Beacon Power Corporation, GE Capital
                            Equity Investments, Inc. and GE Corporate Research and
                            Development dated October 24, 2000 (Incorporated by
                            reference to Exhibit No. 10.1.24 to the Registration
                            Statement on Form S-1 of Beacon Power Corporation
                            No. 333-43386 filed on November 16, 2000).

        10.1.25             Form of Director and Officer Indemnification Agreement
                            (Incorporated by reference to Exhibit No. 10.1.25 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

        10.1.26             Form of Employment Agreement and list of parties thereto
                            (Incorporated by reference to Exhibit No. 10.1.26 to the
                            Registration Statement on Form S-1 of Beacon Power
                            Corporation No. 333-43386 filed on November 16, 2000).

       EXHIBIT
       NUMBER                                 DESCRIPTION OF DOCUMENT
---------------------       ------------------------------------------------------------
        10.1.27             Letter from Petroleos Mexicanos to Beacon Power Corporation dated October 25, 2000 (Incorporated by reference to Exhibit
                            No. 10.1.27 to the Registration Statement on Form S-1 of
                            Beacon Power Corporation No. 333-43386 filed on
                            November 16, 2000).

        11.1                Statement of Computation of Earnings per Share. (This
                            exhibit has been omitted because the information is shown in the financial statements or notes thereto.)

        23.1                Consent of Deloitte & Touche LLP

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BEACON POWER CORPORATION

                                                       By:            /s/ WILLIAM E. STANTON
                                                            -----------------------------------------
                                                                        William E. Stanton
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                       Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President and Chief Executive
               /s/ WILLIAM E. STANTON                    Officer, and Director
     -------------------------------------------         (Principal Executive          March 30, 2001
                 William E. Stanton                      Officer)

                                                       Vice President of Finance and
                /s/ JAMES M. SPIEZIO                     Chief Financial Officer
     -------------------------------------------         (Principal Financial          March 30, 2001
                  James M. Spiezio                       Officer)

                /s/ STEPHEN A. SPANOS                  Corporate Controller
     -------------------------------------------         (Principal Accounting         March 30, 2001
                  Stephen A. Spanos                      Officer)

                /s/ KENNETH M. SOCHA
     -------------------------------------------       Director                        March 30, 2001
                  Kenneth M. Socha

                /s/ PHILIP J. DEUTCH
     -------------------------------------------       Director                        March 30, 2001
                  Philip J. Deutch

               /s/ DAVID B. EISENHAURE
     -------------------------------------------       Director                        March 30, 2001
                 David B. Eisenhaure

                 /s/ ERIC R. STOLTZ
     -------------------------------------------       Director                        March 30, 2001
                   Eric R. Stoltz

                 /s/ NANCY HAWTHORNE
     -------------------------------------------       Director                        March 30, 2001
                   Nancy Hawthorne

                /s/ ALAN P. GOLDBERG
     -------------------------------------------       Director                        March 30, 2001
                  Alan P. Goldberg