Form 10-Q
period 2001-03-31
BEACON POWER CORP
filed 2001-05-10
CIK 1103345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 2001,

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                      (For the transition period from to ).



                            Beacon Power Corporation
             (Exact name of registrant as specified in its charter)



               Delaware                               04-3372365
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)



        234 Ballardvale Street
       Wilmington, Massachusetts                      01887-1032
(Address of principal executive offices)              (Zip code)

                              (978) 694-9121 Phone
                               (978) 694-9127 Fax
              (Registrant's telephone number, including area code)
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 10, 2001 was 42,373,864.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


                                                                                                             Page

PART I.  Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.                                  2

         Consolidated Statements of Operations for the three months ended March 31, 2001
           and 2000 and for the Period May 8, 1997 (date of  inception) to March 31, 2001.                     3

         Consolidated Statements of Cash Flows for three months ended March 31, 2001
           and 2000 and for the Period May 8, 1997 (date of inception) to March 31, 2001.                      4

         Notes to Consolidated Financial Statements.                                                         5-7

     Item 2.  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations.                                                   8-12


PART II.  Other Information

     Item 1.  Legal Proceedings                                                                               13
     Item 2.  Changes in Securities                                                                           13
     Item 3.  Defaults on Senior Securities                                                                   13
     Item 4.  Submission of Matters to a Vote of Security Holders                                             13
     Item 5.  Other Information                                                                               13
     Item 6.  Exhibits, Financial Statements Schedules and Reports on Form 8-K                                13

Signatures                                                                                                    14

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,        December 31,
                                                                                   2001               2000
                                                                          ---------------------------------------

Assets
Current assets:
    Cash and cash equivalents                                                   $ 54,140,768       $ 62,497,102
    Inventory                                                                        207,467            207,613
    Prepaid expenses and other current assets                                        734,449            857,137
                                                                          ---------------------------------------

        Total current assets                                                      55,082,684         63,561,852

Property and equipment, net  (Note 3)                                              5,738,147          3,417,884
Deposits                                                                              65,589            673,278
Other assets                                                                          90,808             84,992
                                                                          ---------------------------------------

Total assets                                                                    $ 60,977,228       $ 67,738,006
                                                                          =======================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                               $ 810,507         $1,728,330
    Accrued compensation and benefits                                                645,027            277,086
    Due to related party                                                             136,766             52,725
    Dividends payable                                                                      -          1,159,373
    Other accrued expenses                                                         1,003,986            981,671
    Current portion of capital lease obligations                                     135,764            138,648
                                                                          ---------------------------------------

        Total current liabilities                                                  2,732,050          4,337,833

Capital lease obligations, net of current portion                                     57,065             92,245
Commitments (Note 4)

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized; no
    shares issued or outstanding                                                           -                  -
    Common stock, $.01 par value; 110,000,000 shares authorized;
    42,349,064 and 42,033,314 shares issued and outstanding at March
    31, 2001 and December 31, 2000, respectively                                     423,490            420,333
    Deferred stock compensation                                                  (1,057,575)        (2,070,659)
    Additional paid-in capital                                                   132,622,138        132,958,758
    Deficit accumulated during the development stage                            (73,799,940)       (68,000,504)
                                                                          ---------------------------------------

        Total stockholders' equity                                                58,188,113         63,307,928
                                                                          ---------------------------------------

Total liabilities and stockholders' equity                                      $ 60,977,228       $ 67,738,006
                                                                          =======================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  Cumulative from
                                                                                                     May 8, 1997
                                                                                                (date of inception,)
                                                                Three months ended March 31,      through March 31,
                                                                   2001             2000                 2001
                                                             --------------------------------------------------------

Revenue                                                       $         -      $         -         $    551,184

Operating expenses:
 Selling, general and administrative                            1,623,777          452,004           10,170,313
 Research and development                                       4,417,815        1,165,080           26,454,115
 Loss on sales commitments                                              -        1,200,000              375,974
 Depreciation and amortization                                    254,480           76,613              952,295
                                                             --------------------------------------------------------

  Total operating expenses                                      6,296,072        2,893,697           37,952,697
                                                             --------------------------------------------------------

Loss from operations                                           (6,296,072)      (2,893,697)         (37,401,513)

Other income (expense):
 Interest income                                                  859,734                -            1,759,979
 Interest expense                                                  (7,690)        (125,038)            (749,588)
 Other expense                                                   (355,408)               -             (402,624)
                                                             --------------------------------------------------------

  Total other income (expense), net                               496,636         (125,038)             607,767
                                                             --------------------------------------------------------

Net loss                                                       (5,799,436)      (3,018,735)         (36,793,746)

Preferred stock dividends                                               -         (171,843)         (36,825,680)

Accretion of redeemable convertible preferred stock                     -          (10,418)            (113,014)
                                                             --------------------------------------------------------

Loss to common shareholders                                   $(5,799,436)     $(3,200,996)        $(73,732,440)
                                                             ========================================================

Loss per share - basic and diluted                             $   (0.14)      $  (189.99)
                                                             ===================================

Weighted-average common shares outstanding                     42,169,642           16,848
                                                             ===================================


                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative from
                                                                                                   May 8, 1997
                                                                                                     (Date of
                                                                                                Inception) through
                                                                Three months ended March 31,          March 31,
                                                                     2001            2000               2000
                                                              -------------------------------------------------------

Cash flows from operating activities:
 Net loss                                                      $(5,799,436)     $(3,018,735)       $ (36,793,746)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                    254,480           76,613              952,295
  Loss on sale of fixed assets                                      52,248                -               99,664
  Interest expense relating to issuance of warrants                      -                -              371,000
  Amortization of deferred consulting expense, net                       -           75,000            1,160,784
  Amortization of deferred stock compensation                       48,273            5,407              978,911
  Warrants issued for consulting services                                -                -            1,569,366
  Accrued loss on sales commitments                                      -        1,200,000                    -
  Non-cash charge for settlement of lawsuit                        303,160                -              303,160
  Services and interest expense paid in preferred stock                  -                -               11,485
 Changes in operating assets and liabilities:
  Inventory                                                            146                -             (207,467)
  Prepaid expenses and other current assets                        122,688           (9,890)            (734,449)
  Accounts payable                                                (917,823)         100,715              810,507
  Accrued compensation and benefits                                367,941          (14,440)             645,027
  Due to related party                                              84,041                -              136,766
  Other accrued expenses and current liabilities                    22,315          158,505            1,288,216
                                                              -------------------------------------------------------

  Net cash used in operating activities                         (5,461,967)      (1,426,825)         (29,408,481)

Cash flows from investing activities:
 Increase in other assets                                          607,689          (79,419)            (232,515)
 Purchases of property and equipment                            (2,632,807)         (87,966)          (6,260,377)
                                                              -------------------------------------------------------

  Net cash used in investing activities                         (2,025,118)        (167,385)          (6,492,892)

Cash flows from financing activities:
 Initial public stock offering, net of expenses                          -                -           49,341,537
 Exercise of employee stock options                                328,188                -              784,665
 Issuance of preferred stock                                             -                -           32,868,028
 Repayment of subscription receivable                                    -                -            5,000,000
 Repayment of capital leases                                       (38,064)         (38,148)            (342,716)
 Dividends paid                                                 (1,159,373)               -           (1,159,373)
 Proceeds from notes payable issued to investors                         -        1,800,000            3,550,000
                                                              -------------------------------------------------------

  Net cash (used in) provided by financing activities             (869,249)       1,761,852           90,042,141

(Decrease) increase in cash and cash equivalents                (8,356,334)         167,642           54,140,768


Cash and cash equivalents, beginning of period                  62,497,102          234,350                    -
                                                              -------------------------------------------------------

Cash and cash equivalents, end of period                      $ 54,140,768      $   401,992        $  54,140,768
                                                              =======================================================


                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND OPERATIONS

NATURE OF BUSINESS. Beacon Power Corporation and its subsidiary ("Beacon" or "the Company") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing kinetic energy that is transferred into electric power. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company has no organizational structure dictated by product lines, geography or customer type.

OPERATIONS. The Company has experienced net losses since its inception and, as of March 31, 2001, had an accumulated deficit of approximately $73.7 million. The ongoing development and refinement of the Company's commercial product is expected to require significant outlays of capital. During the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Management believes that its cash on hand at March 31, 2001 is sufficient to continue its operations for at least the next 24 months.

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2000.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2000. For a complete description of the Company's accounting policies, see Note 3 to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.

INVENTORY. Inventory consists of raw materials at March 31, 2001 and December 31, 2000 and is carried at the lower of cost or market utilizing the first-in first-out ("FIFO") method.

RECLASSIFICATIONS. Certain amounts in prior year financial statements have been reclassified to conform to their 2001 presentation.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        Estimated
                                                         Useful        March 31,      December 31,
                                                          Lives           2001            2000
                                                     -------------------------------------------------
Machinery and equipment                                  5 years        $ 1,602,984      $   694,486
Service vehicles                                         5 years             63,792                -
Furniture and fixtures                                   7 years            778,146           54,433
Office equipment                                         3 years          1,560,149        1,217,263
Leasehold improvements                                 Lease term         1,992,876        1,489,569
Equipment under capital lease obligations              Lease term           535,450          535,450
                                                                    ----------------------------------

    Total                                                                 6,533,397        3,991,201
Less accumulated depreciation and amortization                             (795,250)        (573,317)
                                                                    ----------------------------------

    Property and equipment, net                                         $ 5,738,147      $ 3,417,884
                                                                    ==================================


4.  COMMITMENTS

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment expiring October 2001. At March 31, 2001, the Company has provided the lessor with an irrevocable letter of credit in the amount of $450,000. This letter of credit is secured by a cash deposit.

5.  COMMON STOCK

RESERVED SHARES. At March 31, 2001 and December 31, 2000, 13,574,518 and 13,722,268 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

STOCK WARRANTS. Deferred compensation relating to stock warrants at March 31, 2001 and December 31, 2000 is approximately $601,000 and $1,100,000, respectively. The agreement terminates and any unvested warrants are forfeited on November 1, 2003.

6.  RELATED PARTY TRANSACTIONS

CONSULTING AGREEMENTS. The Company entered into consulting agreements with three investors. The contracts were seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During the three months ending March 31, 2000, $75,000 was recorded as consulting expense relating to these agreements. No shares of Class A Stock were issued as compensation under these contracts during the first three months of 2000. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expired upon the completion of the initial public offering of the Company's common stock in November 2000. As such no expense was recorded related to these agreements for the three months ending March 31, 2001.

SERVICES AGREEMENTS. SatCon performs certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services rendered amounted to approximately $206,000, and $93,000 for the three months ending 2001 and 2000, respectively, and $2,610,000 for the period from inception to March 31, 2001. No amounts were payable to SatCon relating to such services at either March 31, 2001 or December 31, 2000.

INVENTORY. The Company uses SatCon as a supplier to perform certain engineering and manufacturing of certain power electronics for its product. At March 31, 2001 and December 31, 2000, the Company had approximately $109,000 and $153,500 of its inventory at SatCon for processing.

7.  SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2001 and 2000, cash paid for interest was approximately $7,000 and $5,000, respectively.

During the three months ended March 31, 2001 and 2000, cash paid for taxes was approximately $1,000 and $1,300, respectively.

During the three months ended March 31, 2001 and 2000, the Company recorded decreases in deferred compensation from the issuance of non-qualified stock options to third parties of $1,013,084 and $5,407, respectively. These were offset by charges to additional paid in capital.

During the three months ended March 31, 2000, the Company acquired assets totaling $92,685 under capital leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of the Private Securities Litigation Reform act of 1995, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Certain Factors Affecting Future Operating Results" of this Form 10-Q.

OVERVIEW

We design and develop flywheel energy storage systems that we believe will provide highly reliable, high-quality, uninterruptible electric power for communications and computer networks, the Internet, industrial manufacturing, commercial facilities and distributed generation products. The broad use of digital electronics and computers throughout the information economy is causing a dramatic increase in the demand for more reliable, higher quality power. Distributed power is also emerging to overcome deficiencies in grid-supplied power. Alternative energy storage technologies, including flywheel energy storage, are emerging to meet this need.

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

We have designed our initial products to specifically address the back-up powering needs of the communications markets. Over the longer term, we intend to capitalize on our strengths in the communications markets to expand into other markets such as back-up power for computers, internet services, industrial manufacturing and commercial facilities. We will also target our future products toward enhancing the performance of distributed generation products, such as gasoline or diesel generators, fuel cells and microturbines. We believe that our flywheel systems will be used in conjunction with these distributed generation products to provide benefits that are not available from these products alone, such as an instant-on capability and the ability to manage sudden changes in power. We expect to continue to develop our family of products to offer a wide-range of power/energy units to meet the broad base of customer needs.

From our inception through March 31, 2001 we have incurred losses of approximately $73.7 million. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of full manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and sell to our customers.


RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES. We did not record any revenue for the three months ended March 31, 2001 and 2000. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers to demonstrate the application of our technologies. We believe that through the performance of these field units we will obtain additional commercial orders. We intend to ship units in the second quarter of 2001, but expect to defer any revenue from these shipments into future quarters when we are better able to estimate future warranty costs associated with these units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. We are emerging from research and development to introduction of commercial products through manufacturing. We have relied primarily on technical personnel to provide specifications and product overviews to our potential customer base. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, and related travel. Selling, general and administrative expenses totaled approximately $1,624,000 and $452,000 for the three months ended March 31, 2001 and 2000, respectively. The increase of approximately $1,172,000 is primarily the result of increased compensation and benefit costs due to the increased staffing required for infrastructure development and expansion of our sales and marketing effort. In addition, we had higher costs for professional fees, including legal, audit and investor relations' fees during the first three months of 2001 compared to 2000, as well as, higher costs for insurance and travel during 2001 compared to 2000. We expect our general and administrative expenses, particularly our sales and marketing expenses to continue to increase significantly as we continue to expand our sales and marketing effort and continue our ramp up to commercial production throughout 2001.

RESEARCH AND DEVELOPMENT. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. We expect our cost of research and development to continue to increase as we develop additional product designs, refine existing products and expand our analytic capabilities, which provide customers with extended monitoring and analysis of our system's performance. We have significantly expanded our manufacturing capacity as a result of our relocation to our new facility in January 2001. Research and development expenses totaled approximately $4,418,000 and $1,165,000 for the three months ended March 31, 2001 and 2000, respectively. The increase of $3,253,000 is primarily the result of increased compensation and benefit costs related to an increase in the number of engineering and manufacturing personnel and an increase in the amount of materials used for product development. During the first quarter of 2001, we began development of a 6kWh unit. We expect to incur increased expenses throughout the remainder of 2001 completing the final design of our 2kWh and the 6kWh unit.

LOSS ON SALES COMMITMENTS. We will establish reserves for anticipated losses on sales commitments when our cost estimates indicate a loss will be incurred. We accrued such losses during 2000, including the three months ended March 31, 2000, based on our estimated costs to complete delivery commitments during 2000 and 2001. We adjusted our delivery schedule during the fourth quarter of 2000 and do not expect to incur the losses contemplated earlier. We expect to decrease our cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. As a result, no loss on sales commitments was recorded for the three months ended March 31, 2001. Loss on sales commitments for the three months ended March 31, 2000 was approximately $1,200,000.

DEPRECIATION AND AMORTIZATION. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. Depreciation and amortization totaled approximately $254,000 and $77,000 for the three months ended March 31, 2001 and 2000, respectively. The increase of $177,000 is attributable to increases in leasehold improvements and capital equipment expenditures.

INTEREST AND OTHER INCOME/EXPENSE, NET. Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand from our private financings and initial public offering and interest expense associated with our notes payable to investors. Our interest income for the three months ended March 31, 2001 was approximately $860,000, compared to $0 for the same period in 2000. The increase in 2001 is the result of higher cash balances in 2001 from our initial public offering in the fourth quarter of 2000.

Interest expense decreased to approximately $7,700 for the three months ended March 31, 2001 from approximately $125,000 for the same period in 2000. Interest expense for the first three months of 2000 related to notes payable to investors. These notes were converted into Class E redeemable convertible preferred stock and subsequently converted into common stock in conjunction with the initial public offering of our common stock during the fourth quarter of 2000. The remaining interest expense relates to assets leased under capital leases.

Other expense of approximately $355,000 for the three months ended March 31, 2001 relates to the write-off of certain tooling costs associated with an earlier version of our product of approximately $52,000 and a non-cash charge related to the settlement of a lawsuit brought by a former employee of approximately $303,000. Under the terms of the settlement, we permitted the former employee to exercise options to purchase 53,000 shares of our common stock at a price of $1.78 when the current market price was $7.50. We incurred a charge of $5.72, the difference between the market price and the exercise price, for each share exercised.

PREFERRED STOCK DIVIDENDS. During the three months ended March 31, 2000, we had Class D redeemable convertible preferred stock outstanding ("Class D Stock"). This Class D stock accrued dividends at 12.5%. As a result we recorded approximately $172,000 of dividend expense related to the Class D Stock during the three months ended March 31, 2000. No redeemable convertible preferred stock, or other preferred stock, was outstanding during the first three months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements depend on many factors, including our research and development activities, expansion of our manufacturing facilities, planned growth of operations and related infrastructure and continued efforts to commercialize our products, including market development. We expect to continue to make significant expenditures to fund our working capital, develop our technologies and expand our manufacturing capabilities.

Net cash used in operating activities was approximately ($5,462,000) and ($1,427,000) for the three months ended March 31, 2001 and 2000, respectively. The primary component to the negative cash flow from operations is from the net losses. For the first three months of 2001, we had a net loss of approximately ($5,799,000). This included non-cash charges of approximately $658,000 including a charge related to the settlement of a lawsuit of approximately $303,000; approximately $48,000 related to stock options issued for consulting services; $52,000 for the write-off of tooling related to older versions of our flywheel; and depreciation and amortization of approximately $254,000. Changes in operating assets and liabilities used approximately ($321,000) of cash during the first three months of 2001. The primary components were a decrease in accounts payable of approximately ($918,000) offset by increases in accrued compensation and benefits of approximately $368,000 and a decrease in prepaid expense and other current assets of approximately $123,000. Changes in other working capital accounts generated cash of approximately $106,000. For the three months ended March 31, 2000 we had a net loss of approximately ($3,019,000) including non-cash expenses of approximately $1,282,000, including accrued loss on sales commitments of approximately $1,200,000; approximately $5,000 related to stock options issued for consulting services; and depreciation and amortization of approximately $77,000. Changes in operating assets and liabilities generated approximately $310,000 of cash during the first three months of 2000. The primary components were increases in accounts payable and accrued expenses of approximately $334,000 offset by a decrease in accrued compensation and benefits of approximately $14,000 and an increase in prepaid expense and other current assets of approximately $10,000.

Net cash used in investing activities was approximately ($2,025,000) and ($167,000) for the three months ended March 31, 2001 and 2000, respectively. The principal uses of cash during the first three months of 2001 were related to purchases totaling approximately $2,633,000 for machinery and equipment, furniture and fixtures and leasehold improvements to the new operating facility. Other assets decreased by approximately ($608,000) as deposits made in prior quarters relating to long-term assets were reclassified to property and equipment. The principal uses of cash during the first three months of 2000 related to the purchase of property and equipment and costs incurred to obtain patents for our products.

Net cash used by financing activities during the three months ended March 31, 2001 was approximately ($869,000). The primary use of cash was for the payment of dividends on our various classes of preferred stock of approximately $1,159,000. These dividends were accrued during 2000, prior to our initial public offering of our common stock. In addition, we made principal payments against our capital leases of approximately ($38,000). These uses were offset by proceeds from stock options exercised of approximately $328,000. Net cash provided by financing activities during the three months ended March 31, 2000 was approximately $1,762,000 resulting from the proceeds of notes payable to investors of $1,800,000 offset by principal repayments of capital leases of ($38,000).

Based upon our operating plan, and as a result of cash available from our initial public offering, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the next 24 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED

For United States generally accepted accounting principles reporting purposes we adopted Statement of Financial Accounting Standards ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities" for the 2001 fiscal year. The adoption of SFAS 133 did not have a material impact on our financial condition or results of operations nor do we believe that it will have a material impact in the future.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (filed April 2, 2001), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

     o BECAUSE OUR SHORT OPERATING HISTORY MAKES THE BASIS FOR EVALUATING US LIMITED, OUR FUTURE FINANCIAL PERFORMANCE MAY DISAPPOINT INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

     o WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND ANTICIPATE CONTINUED LOSSES THROUGH AT LEAST 2002.

     o WE HAVE LIMITED EXPERIENCE MANUFACTURING FLYWHEEL ENERGY STORAGE SYSTEMS ON A COMMERCIAL BASIS, AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

     o IF WE ARE UNABLE TO MEET OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION MILESTONES, WE COULD LOSE SALES.

     o WE CANNOT ASSURE COMMERCIAL VIABILITY OF OUR PRODUCTS, AND IF THEY ARE NOT ACCEPTED COMMERCIALLY, OUR COMPETITIVE POSITION AND PROFITABILITY WOULD DECLINE.

     o OUR FAILURE TO MEET THE SIGNIFICANT TECHNOLOGICAL CHALLENGES TO DEVELOP A COMMERCIALLY VIABLE PRODUCT COULD CAUSE US TO LOSE REVENUES.

     o BECAUSE WE DEPEND ON THIRD-PARTY SUPPLIERS FOR THE DEVELOPMENT AND SUPPLY OF KEY COMPONENTS FOR OUR PRODUCTS, AND BECAUSE WE DO NOT HAVE CONTRACTS WITH THESE SUPPLIERS, WE COULD EXPERIENCE DISRUPTIONS IN SUPPLY THAT COULD DELAY OR DECREASE OUR REVENUES.

     o WE FACE INTENSE COMPETITION AND OUR REVENUE COULD DECLINE IF WE ARE UNABLE TO COMPETE SUCCESSFULLY.

     o   GOVERNMENT REGULATION MAY IMPAIR OUR ABILITY TO MARKET OUR PRODUCT.

     o PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN SUBSTANTIAL EXPENSES AND NEGATIVE PUBLICITY WHICH COULD IMPAIR SUCCESSFUL MARKETING OF OUR PRODUCTS.

     o SAFETY FAILURES BY OUR PRODUCTS OR THOSE OF OUR COMPETITORS COULD REDUCE MARKET DEMAND OR ACCEPTANCE FOR FLYWHEELS IN GENERAL.

     o WE EXPECT TO NEED ADDITIONAL FINANCING THAT MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS OR AT ALL, WHICH COULD CAUSE US TO FAIL TO REACH OUR FUTURE GOALS.

     o THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE IN THE EVENT THAT WE OBTAIN ADDITIONAL FINANCING.

     o WE MAY HAVE DIFFICULTY MANAGING THE EXPANSION OF OUR OPERATIONS AND OUR BUSINESS OPERATIONS COULD BE INTERRUPTED.

     o OUR FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED BY OUR NEED TO HIRE AND RETAIN KEY EXECUTIVE OFFICERS AND SKILLED TECHNICAL PERSONNEL.

     o WE WILL RELY ON A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF, OR REDUCED PURCHASES BY, ANY ONE OF THOSE CUSTOMERS.

     o IF WE ARE UNABLE TO SUCCESSFULLY MARKET, DISTRIBUTE AND SERVICE OUR PRODUCTS INTERNATIONALLY WE MAY EXPERIENCE A SHORTFALL IN EXPECTED REVENUES AND PROFITABILITY WHICH COULD LEAD TO A REDUCTION IN OUR STOCK PRICE.

     o ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD SERIOUSLY IMPAIR OUR COMPETITIVE POSITION.

     o OUR MAJORITY STOCKHOLDERS WILL CONTROL ALL MATTERS REQUIRING A STOCKHOLDER VOTE, WHICH WILL LIMIT OTHER INVESTORS' ABILITY TO INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL.

     o THE SHARE PRICES OF COMPANIES IN OUR SECTOR HAVE BEEN HIGHLY VOLATILE AND OUR SHARE PRICE COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS.

     o OUR INITIAL TARGET MARKET, THE COMMUNICATIONS INDUSTRY, MAY NOT BE ABLE TO SUSTAIN ITS CURRENT GROWTH RATE, WHICH MAY AFFECT INVESTORS' EXPECTATIONS REGARDING OUR FINANCIAL PERFORMANCE AND ADVERSELY AFFECT OUR STOCK PRICE.

     o PROVISIONS OF DELAWARE LAW AND OF OUR CHARTER AND BY-LAWS MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At March 31, 2001, we had approximately $442,000 of cash equivalents that were held in a non-interest bearing checking account. Also at March 31, 2001, we had approximately $967,000 of cash equivalents that were held in interest bearing checking accounts, $2,070,000 invested in interest-bearing money market accounts and approximately $50,682,000 in high-grade commercial paper. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $300,000, which we do not feel is material.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

In November 2000, one of our former employees commenced litigation against us based on a disagreement regarding his rights to exercise stock options as of November 2, 2000. We settled this claim in January 2001, by agreeing to allow him to exercise 53,000 shares of such stock at $1.78 per share. The fair market price at the date of the settlement was $7.50. As a result of this settlement we incurred a non-cash charge of approximately $303,000. This charge resulted from the fair market price of our common stock at the date of the settlement being in excess of the former employee's exercise price.

Other than the action described above, we are not involved in any legal proceedings. However, we may from time to time be involved in legal proceedings in the ordinary course of our business.

ITEM 2.  CHANGES IN SECURITIES

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

         From November 16, 2000 to March 31, 2001, we spent approximately $4.2 million for inventory and materials used in research and development and $4.3 million for property and equipment, including the build-out of our new facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends that accrued through the date of our initial public offering. We have spent approximately $5.6 million for other working capital needs. The remainder of the net offering proceeds has been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. None of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)     None.

     (b)     Reports on Form 8-K

                  On March 27, 2001, we filed a Current Report on Form 8-K
              announcing our earnings results for the fourth quarter and year ending December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BEACON POWER CORPORATION

            Date:  May 10, 2001       By: /s/ William E. Stanton
                                          ----------------------
                                          William E. Stanton
                                          President and Chief Executive Officer


                   May 10, 2001           /s/ James M. Spiezio
                                          ------------------------------------
                                          James M. Spiezio
                                          Vice President of Finance and
                                          Chief Financial Officer (Principal
                                          Financial Officer)