Form 10-Q
period 2001-06-30
BEACON POWER CORP
filed 2001-08-14
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 2001,

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                      (For the transition period from to ).

                        Commission File Number 000-31973

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 13, 2001 was 42,739,700.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents


                                                                           Page

PART I.  Financial Information

  Item 1. Financial Statements:

    Consolidated Balance Sheets at June 30, 2001
     and December 31, 2000.                                                   2

    Consolidated Statements of Operations for the
     three and six months ended June 30, 2001 and
     2000 and for the Period May 8, 1997 (date of
     inception) to June 30, 2001.                                             3

    Consolidated Statements of Cash Flows for six
     months ended June 30, 2001 and 2000 and for
     the Period May 8, 1997 (date of inception)
     to June 30, 2001.                                                        4

    Notes to Consolidated Financial Statements.                             5-7

  Item 2.  Management's Discussion and Analysis
   of Consolidated Financial Condition and
   Results of Operations.                                                  8-12


PART II.  Other Information

     Item 1.  Legal Proceedings                                              13
     Item 2.  Changes in Securities                                          13
     Item 3.  Defaults on Senior Securities                                  13
     Item 4.  Submission of Matters to a Vote
               of Security Holders                                           13
     Item 5.  Other Information                                              13
     Item 6.  Exhibits, Financial Statements
              Schedules and Reports on Form 8-K                              13

Signatures                                                                   14

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                              (Unaudited)
                                                                               June 30,         December 31,
                                                                                 2001               2000
                                                                          ---------------------------------------

Assets
Current assets:
    Cash and cash equivalents                                                   $ 47,906,404       $ 62,497,102
    Inventory                                                                        445,910            207,613
    Prepaid expenses and other current assets                                        593,956            857,137
                                                                          ---------------------------------------

        Total current assets                                                      48,946,270         63,561,852

Property and equipment, net  (Note 3)                                              6,118,755          3,417,884
Deposits                                                                             184,485            673,278
Other assets                                                                          80,645             84,992
                                                                          ---------------------------------------

Total assets                                                                    $ 55,330,155       $ 67,738,006
                                                                          =======================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                               $ 735,293         $1,728,330
    Accrued compensation and benefits                                              1,080,397            277,086
    Due to related party                                                              98,430             52,725
    Dividends payable                                                                      -          1,159,373
    Other accrued expenses                                                           893,425            981,671
    Current portion of capital lease obligations                                     126,158            138,648
                                                                          ---------------------------------------

        Total current liabilities                                                  2,933,703          4,337,833

Capital lease obligations, net of current portion                                     37,070             92,245
Commitments (Note 4)

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized; no
    shares issued or outstanding                                                           -                  -
    Common stock, $.01 par value; 110,000,000 shares authorized;
    42,738,700 and 42,033,314 shares issued and outstanding at June
    30, 2001 and December 31, 2000, respectively                                     427,387            420,333
    Deferred stock compensation                                                  (1,428,100)        (2,070,659)
    Additional paid-in capital                                                   133,462,123        132,958,758
    Deficit accumulated during the development stage                            (80,102,028)       (68,000,504)
                                                                          ---------------------------------------

        Total stockholders' equity                                                52,359,382         63,307,928
                                                                          ---------------------------------------

Total liabilities and stockholders' equity                                      $ 55,330,155       $ 67,738,006
                                                                          =======================================


                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                          Cumulative from
                                                                                                            May 8, 1997
                                                                                                       (date of inception,)
                                          Three months ended June 30,      Six months ended June 30,      through June 30
                                             2001            2000            2001            2000              2001
                                       --------------------------------------------------------------------------------------

Revenue                                   $          -     $          -     $        -     $         -       $    551,184

Operating expenses:
 Selling, general and administrative         2,356,717          943,417      3,851,597       1,395,421         12,527,030
 Research and development                    4,209,885        1,597,918      8,756,596       2,762,998         30,664,000
 Loss on sales commitments                           -        (320,000)              -         880,000            375,974
 Depreciation and amortization                 302,715           73,719        557,196         150,332          1,255,010
                                       --------------------------------------------------------------------------------------

  Total operating expenses                   6,869,317        2,295,054     13,165,389       5,188,751         44,822,014
                                       --------------------------------------------------------------------------------------

Loss from operations                       (6,869,317)      (2,295,054)   (13,165,389)     (5,188,751)       (44,270,830)

Other income (expense):
 Interest income                              595,152            3,743      1,454,887           3,743          2,355,131
 Interest expense                              (7,236)        (235,587)       (14,926)       (360,625)          (756,824)
 Other expense                                (20,683)                -      (376,092)               -          (423,307)
                                       --------------------------------------------------------------------------------------

  Total other income (expense), net            567,233        (231,844)      1,063,869       (356,882)          1,175,000
                                       --------------------------------------------------------------------------------------
Net loss                                   (6,302,084)      (2,526,898)   (12,101,520)     (5,545,633)       (43,095,830)

Preferred stock dividends                            -      (1,704,522)              -     (1,876,365)       (36,825,680)
Accretion of redeemable convertible
preferred stock                                      -         (19,727)              -        (30,145)          (113,014)
                                       --------------------------------------------------------------------------------------

Loss to common shareholders              $ (6,302,084)    $ (4,251,147)  $(12,101,520)   $ (7,452,143)     $ (80,034,524)
                                       ======================================================================================

Loss per share - basic and diluted          $   (0.15)      $  (123.47)     $   (0.29)      $ (396.12)
                                       =================================================================

Weighted-average common shares
outstanding                                 42,523,462           34,430     42,347,529          18,813
                                       =================================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Cumulative from
                                                                                                    May 8, 1997
                                                                                                     (Date of
                                                                                                    Inception)
                                                                                                      through
                                                                    Six months ended June 30,        June 30,
                                                                       2001           2000             2001
                                                                 ---------------------------------------------------
Cash flows from operating activities:
 Net loss                                                          $(12,101,520)   $( 5,545,633)    $ (43,095,830)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                          557,196         150,332         1,255,011
  Loss on sale of fixed assets                                            86,523               -           133,939
  Interest expense relating to issuance of warrants                            -         201,000           371,000
  Amortization of deferred consulting expense, net                             -         189,500         1,160,784
  Amortization of deferred stock compensation                             48,273          18,895           978,911
  Warrants issued for consulting services                                      -               -         1,569,366
  Accrued loss on sales commitments                                            -         880,000                 -
  Non-cash charge for settlement of lawsuit                              303,160               -           303,160
  Services and interest expense paid in preferred stock                        -                -             11,485
 Changes in operating assets and liabilities:
  Inventory                                                             (238,297)              -         (445,910)
  Prepaid expenses and other current assets                               263,181       (83,824)         (593,956)
  Accounts payable                                                      (993,037)        134,643           735,293
  Accrued compensation and benefits                                       803,311        111,397         1,080,397
  Due to related party                                                     45,705         34,104            98,430
  Other accrued expenses and current liabilities                         (88,246)        454,661         1,177,655
                                                                 ---------------------------------------------------
  Net cash used in operating activities                              (11,313,751)    (3,454,925)      (35,260,265)

Cash flows from investing activities:
 Increase in other assets                                                 488,793      (228,117)         (351,411)
 Purchases of property and equipment                                  (3,340,243)      (251,471)       (6,967,813)
                                                                 ---------------------------------------------------
  Net cash used in investing activities                               (2,851,450)      (479,588)       (7,319,224)

Cash flows from financing activities:
 Initial public stock offering, net of expenses                                 -              -        49,341,537
 Exercise of employee stock options                                       801,541         56,960         1,258,018
 Issuance of preferred stock                                                    -     28,351,792        32,868,028
 Repayment of subscription receivable                                           -              -         5,000,000
 Repayment of capital leases                                             (67,665)       (65,777)         (372,317)
 Dividends paid                                                       (1,159,373)              -       (1,159,373)
 Proceeds from notes payable issued to investors                                -        400,000         3,550,000
                                                                 ---------------------------------------------------
  Net cash (used in) provided by financing activities                  (425,497)      28,742,975        90,485,893

(Decrease) increase in cash and cash equivalents                    (14,590,698)      24,808,462        47,906,404

Cash and cash equivalents, beginning of period                        62,497,102         234,350                 -
                                                                 ---------------------------------------------------
Cash and cash equivalents, end of period                             $47,906,404     $25,042,812      $ 47,906,404
                                                                 ===================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon Power Corporation and its subsidiary ("Beacon" or "the Company") have been engaged in the development of flywheel devices for storing kinetic energy that is transferred into electric power. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No.
7. The Company has a single operating segment, manufacturing alternative power sources. The Company has no organizational structure dictated by product lines, geography or customer type.

Operations. The Company has experienced net losses since its inception and, as of June 30, 2001, had an accumulated deficit of approximately $80.0 million. The ongoing development and refinement of the Company's commercial product is expected to require significant outlays of capital. During the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Management believes that its cash on hand at June 30, 2001 is sufficient to continue its operations for at least the next 18 months.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2000.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2000. For a complete description of the Company's accounting policies, see Note 3 to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.

Inventory. Inventory consists of raw materials at June 30, 2001 and December 31, 2000 and is carried at the lower of cost or market utilizing the first-in first-out ("FIFO") method.

Reclassifications. Certain amounts in prior year financial statements have been reclassified to conform to their 2001 presentation.

3.  Property and Equipment

Property and equipment consist of the following:

                                                        Estimated
                                                         Useful         June 30,         December 31,
                                                          Lives           2001               2000
                                                     -------------------------------------------------
Machinery and equipment                                  5 years        $ 1,843,180        $ 694,486
Service vehicles                                         5 years             63,792                -
Furniture and fixtures                                   7 years            865,847           54,433
Office equipment                                         3 years          1,887,161        1,217,263
Leasehold improvements                                 Lease term         2,009,541        1,489,569
Equipment under capital lease obligations              Lease term           533,699          535,450
                                                                    ----------------------------------

    Total                                                                 7,203,220        3,991,201
Less accumulated depreciation and amortization                          (1,084,465)        (573,317)
                                                                    ----------------------------------

    Property and equipment, net                                         $ 6,118,755      $3,417,884
                                                                    ==================================

4.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment expiring October 2001. At June 30, 2001, the Company has provided the lessor with an irrevocable letter of credit in the amount of $450,000. A cash deposit secures this letter of credit. The letter of credit will reduce to approximately $400,000 on the 1st anniversary of the Term Commencement date which is October 1, 2001.

5.  Common Stock

Reserved Shares. At June 30, 2001 and December 31, 2000, 13,270,349 and 13,722,268 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

Stock Warrants. Deferred compensation relating to stock warrants at June 30, 2001 and December 31, 2000 is approximately $810,000 and $1,100,000, respectively. The warrants were issued to an investor under an agreement that an affiliate of that investor will provide the Company with technical expertise. One half of the warrants vested immediately upon their issuance with the remaining warrants to vest ratably as the services are provided. No services have been provided through June 20, 2001. The agreement terminates and any unvested warrants are forfeited on November 1, 2003.

6.  Related Party Transactions

Consulting Agreements. During 1998, the Company entered into consulting agreements with three investors. The contracts were seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During the three and six months ending June 30, 2000, $75,000 was recorded as consulting expense relating to these agreements. No shares of Class A Stock were issued as compensation under these contracts during the first six months of 2000. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expired upon the completion of the initial public offering of the Company's common stock in November 2000. As such no expense was recorded related to these agreements for the three or six months ending June 30, 2001.

Services Agreements. Prior to the Company's initial public offering during the fourth quarter of 2000, SatCon performed certain research and development, administrative and other services for the Company. The administrative services ended upon completion of the Company's initial public offering. Under a collaboration agreement, Beacon will continue to use SatCon to perform certain research and development and marketing services. Amounts paid to SatCon for such services rendered amounted to approximately $93,000 for the first six months of 2000 nearly all of which was paid in the first three months of 2000. No payments were made during 2001. For the period from inception to June 30, 2001, $2,404,000 was paid to SatCon for such services. No amounts were payable to SatCon relating to such services at either June 30, 2001 or December 31, 2000.

Inventory. The Company uses SatCon as a supplier to perform certain engineering and manufacturing of certain power electronics for its product. At June 30, 2001 and December 31, 2000, the Company had approximately $118,000 and $153,500 of its inventory at SatCon for processing.


7.  Summary of Non-cash Investing and Financing Activities:

During the six months ended June 30, 2001 and 2000, cash paid for interest was approximately $16,000 and $11,000, respectively.

During the six months ended June 30, 2001 and 2000, cash paid for taxes was approximately $1,000 and $1,300, respectively.

During the six months ended June 30, 2001, the Company recorded a decrease in deferred compensation from the issuance of non-qualified stock options to third parties of $642,559. This was offset by a charge to additional paid in capital. During the six months ended June 30, 2000, the Company recorded an increase in deferred compensation from the issuance of non-qualified stock options to third parties of $321,752, respectively. This was offset by credit to additional paid in capital.

During the six months ended June 30, 2000, the Company acquired assets totaling $165,425 under capital leases.

During the six months ended June 30, 2000, the Company had a non-cash expense for the accretion of redeemable preferred stock to redemption value of $30,145.

During the six months ended June 30, 2000, the Company issued warrants in conjunction with financing totaling $1,671,000.

During the six months ended June 30, 2000, the Company converted bridge loans and accrued interest to Class E redeemable preferred stock totaling $3,825,559.

Note 8.  Recent Accounting Pronouncements.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

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

From our inception through June 30, 2001 we have incurred losses of approximately $80.0 million. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of full manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of systems we produce and sell to our customers.

Results of operations:

Comparison of three and six months ended June 30, 2001 and 2000

Revenues. We did not record any revenue for the three or six months ended June 30, 2001 and 2000. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers to demonstrate the application of our technologies. We believe that through the performance of these field units we will obtain additional commercial orders. We shipped 4 units in the second quarter of 2001, but deferred revenue from these shipments into future quarters when we are better able to estimate future warranty costs associated with these units.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. Beacon is endeavoring to emerge from pure research and development as we transition to manufacturing our 2kWh flywheel system. We have relied primarily on technical personnel to provide specifications and product overviews to our potential customer base. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, and related travel. Selling, general and administrative expenses totaled approximately $2,357,000 and $943,000 for the three months ended June 30, 2001 and 2000, respectively. The increase of approximately $1,414,000 is primarily the result of increased compensation and benefit costs due to the increased staffing required for infrastructure development and expansion of our sales and marketing effort. In addition, we had higher costs for professional fees, including legal, audit and investor relations' fees during the second three months of 2001 compared to 2000, as well as, higher costs for insurance and travel during 2001 compared to 2000. Selling, general and administrative expenses totaled approximately $3,852,000 and $1,395,000 for the six months ended June 30, 2001 and 2000, respectively. The increase of approximately $2,457,000 is primarily the result of increased compensation and benefit costs due to the increased staffing required for infrastructure development and expansion of our sales and marketing effort. We expect our general and administrative expenses, particularly our sales and marketing expenses to continue to increase significantly as we continue to expand our sales and marketing effort and continue our ramp up to commercial production throughout 2001 and into 2002.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. We expect our cost of research and development to continue to increase as we develop additional product designs with higher power output, refine existing products and expand our analytic capabilities, which provide customers with extended monitoring and analysis of our system's performance. We have significantly expanded our manufacturing capacity as a result of our relocation to our new facility in January 2001. Research and development expenses totaled approximately $4,210,000 and $1,598,000 for the three months ended June 30, 2001 and 2000, respectively. The increase of $2,612,000 is primarily the result of increased compensation and benefit costs related to an increase in the number of engineering and manufacturing personnel and an increase in the amount of materials used for product development. Research and development expenses totaled approximately $8,757,000 and $2,763,000 for the six months ended June 30, 2001 and 2000, respectively. The increase of $5,994,000 is primarily the result of increased compensation and benefit costs related to an increase in the number of engineering and manufacturing personnel and an increase in the amount of materials used for product development. During the first quarter of 2001, we began development of a 6kWh unit. This development effort expanded during the second quarter of 2001. We expect to incur increased expenses throughout the remainder of 2001 as we complete the final design of our 2kWh and the 6kWh unit and begin the development of higher-powered products.

Loss on Sales Commitments. We will establish reserves for anticipated losses on sales commitments if our cost estimates indicate a loss will be incurred. We accrued such losses during 2000, including the six months ended June 30, 2000, based on our estimated costs to complete delivery commitments of our 2kWh units during 2000 and 2001. We adjusted our delivery schedule during the fourth quarter of 2000 and do not expect to incur the losses contemplated earlier. We expect to decrease our cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. As a result, no loss on sales commitments was recorded for the six months ended June 30, 2001. Loss on sales commitments for the three months ended June 30, 2000 represents the reversal of an estimate booked in a previous quarter of $320,000. For the six months ended June 30, 2000 loss on sales commitments was approximately $880,000.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. Depreciation and amortization totaled approximately $303,000 and $74,000 for the three months ended June 30, 2001 and 2000, respectively. The increase of $229,000 is attributable to increases in leasehold improvements and capital equipment expenditures. Depreciation and amortization totaled approximately $557,000 and $150,000 for the six months ended June 30, 2001 and 2000, respectively. The increase of $407,000 is attributable to increases in leasehold improvements and capital equipment expenditures.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand from our private financings and initial public offering and interest expense associated with our notes payable to investors. Our interest income for the three months ended June 30, 2001 was approximately $595,000, compared to $3,700 for the same period in 2000. Our interest income for the six months ended June 30, 2001 was approximately $1,455,000, compared to $3,700 for the same period in 2000. The increase in both the three and six months ended June 30, 2001 is the result of higher cash balances in 2001 from our initial public offering in the fourth quarter of 2000.

Interest expense decreased to approximately $7,200 for the three months ended June 30, 2001 from approximately $236,000 for the same period in 2000. Interest expense decreased to approximately $15,000 for the six months ended June 30, 2001 from approximately $361,000 for the same period in 2000. Interest expense for the first six months of 2000 related to notes payable to investors. These notes were converted into Class E redeemable convertible preferred stock and subsequently converted into common stock in conjunction with the initial public offering of our common stock during the fourth quarter of 2000. The interest expense in 2001 relates to assets leased under capital leases.

Other expense of approximately $21,000 for the three months ended June 30, 2001 relates to the write-off of certain tooling costs. Other expense for the six months ending June 30, 2001 of approximately $355,000 relates to additional write offs of $52,000 for certain tooling costs associated with an earlier version of our product and a non-cash charge related to the settlement of a lawsuit brought by a former employee of approximately $303,000. Under the terms of the settlement, we permitted the former employee to exercise options to purchase 53,000 shares of our common stock at a price of $1.78 when the current market price was $7.50. We incurred a charge of $5.72, the difference between the market price and the exercise price, for each share exercised.

Preferred Stock Dividends. During the six months ended June 30, 2000, we had Class D redeemable convertible preferred stock outstanding ("Class D Stock"). This Class D stock accrued dividends at 12.5%. As a result we recorded approximately $1,705,000 of dividend expense related to the Class D Stock during the three months ended June 30, 2000. No redeemable convertible preferred stock, or other preferred stock, was outstanding during the first six months of 2001.

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

Net cash used in operating activities was approximately ($11,314,000) and ($3,455,000) for the six months ended June 30, 2001 and 2000, respectively. The primary component to the negative cash flow from operations is from the net losses. For the first six months of 2001, we had a net loss of approximately ($12,102,000). This included non-cash charges of approximately $995,000 including a charge related to the settlement of a lawsuit of approximately $303,000; approximately $48,000 related to stock options issued for consulting services; $87,000 for the write-off of tooling related to older versions of our flywheel; and depreciation and amortization of approximately $557,000. Changes in operating assets and liabilities used approximately ($207,000) of cash during the first six months of 2001. The primary components were a decrease in accounts payable of approximately ($993,000) offset by an increase in accrued compensation and benefits of approximately $803,000 and an increase in prepaid expense and other current assets of approximately $263,000. Changes in other working capital accounts used cash of approximately ($280,000). For the six months ended June 30, 2000 we had a net loss of approximately ($5,546,000), including non-cash expenses of approximately $1,440,000, including accrued loss on sales commitments of approximately $880,000; approximately $19,000 related to stock options issued for consulting services; a non-cash charge of $201,000 for warrants issued in connection with issuance of preferred stock; a non-cash charge for warrants issued in connection with consulting services of $189,500 and depreciation and amortization of approximately $150,000. Changes in operating assets and liabilities reduced cash needs by approximately $651,000 during the first six months of 2000. The primary components were increases in accounts payable and accrued expenses of approximately $589,000; increases in accrued compensation and benefits of approximately $111,000 offset by a decrease in other working capital accounts of approximately ($49,000).

Net cash used in investing activities was approximately ($2,851,000) and ($480,000) for the six months ended June 30, 2001 and 2000, respectively. The principal uses of cash during the first six months of 2001 were related to purchases totaling approximately ($3,340,000) for machinery and equipment, furniture and fixtures and leasehold improvements to the new operating facility. Other assets increased by approximately $489,000 as deposits made in prior quarters relating to long-term assets were reclassified to property and equipment. The principal uses of cash during the first six months of 2000 related to the purchase of property and equipment and costs incurred to obtain patents for our products.

Net cash used by financing activities during the six months ended June 30, 2001 was approximately ($425,000). The primary use of cash was for the payment of dividends on our various classes of preferred stock of approximately $1,159,000. These dividends were accrued during 2000, prior to our initial public offering of our common stock. In addition, we made principal payments against our capital leases of approximately ($68,000). These uses were offset by proceeds from stock options exercised of approximately $802,000. Net cash provided by financing activities during the six months ended June 30, 2000 was approximately $28,743,000 resulting from the issuance of preferred stock of approximately $28,352,000; by proceeds from stock options exercised of approximately $57,000; and from proceeds of notes payable to investors of $400,000; offset by principal repayments of capital leases of ($66,000).

Based upon our operating plan, and as a result of cash available from our initial public offering, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the next 18 months.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

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

     o Our sales or potential sales in foreign countries may be adversely affected by the uncertainty of the political and economic climate of the countries into which we may sell our products, the uncertainty of enforcing contracts in those countries and the potential substantial fluctuation in currency exchange rates.

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

     o    Product  liability  claims  against  us could  result  in  substantial
          expenses  and  negative  publicity,   which  could  impair  successful
          marketing of our products.

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

     o If we are unable to successfully market, distribute and service our products internationally we may experience a shortfall in expected revenues and profitability, which could lead to a reduction in our stock price.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At June 30, 2001, we had approximately $74,000 of cash equivalents that were held in a non-interest bearing checking account. Also at June 30, 2001, we had approximately $2,900,000 of cash equivalents that were held in interest bearing checking accounts, $6,989,000 invested in interest-bearing money market accounts and approximately $37,943,000 in high-grade commercial paper and corporate bonds. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $300,000.

                                     PART II

Item 1.  Legal Proceedings

We are not currently involved in any legal proceedings. However, we may from time to time be involved in legal proceedings in the ordinary course of our business.

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

From November 16, 2000 to June 30, 2001, we spent approximately $6.0 million for inventory and materials used in research and development and $5.3 million for property and equipment, including the build-out of our new facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends that accrued through the date of our initial public offering. We have spent approximately $10.2 million for other working capital needs. The remainder of the net offering proceeds has been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. None of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on May 24, 2001. The stockholders of the Company elected members of the Board of Directors and ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The number of affirmative, negative and abstained votes cast with respect to each of the matters voted on were as follows:

The tabulation of votes for the nominees for directors were as follows:
                                                 For              Withheld
  William E. Stanton                         37,931,597             4,610
  David B. Eisenhaure                        37,931,402             4,610
  Kenneth M. Socha                           37,931,597             4,610
  Philip J. Deutch                           37,931,597             4,610
  Eric R. Stoltz                             37,931,597             4,610
  Alan P. Goldberg                           37,931,645             4,610
  Nancy Hawthorne                            37,930,645             4,610


                                                 For         Against    Abstain
Selection of Deloitte & Touche
LLP as auditor                               37,927,185       8,132      990

There were no broker non-votes on any such matters.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)     Exhibit        Description
             -------        -----------
              10.1 Consulting Agreement between Beacon Power Corporation and International Investment Management, Inc.

     (b)     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

   Date:  August 14, 2001        By:  /s/ William E. Stanton
                                      ----------------------
                                      William E. Stanton
                                      President and Chief Executive Officer


          August 14, 2001             /s/ James M. Spiezio
                                      --------------------
                                      James M. Spiezio
                                      Vice President of Finance and Chief
                                      Financial Officer
                                      (Principal Financial Officer)