Form 10-Q
period 2001-09-30
BEACON POWER CORP
filed 2001-11-14
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


                [ X ] Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                 the quarterly period ended September 30, 2001,

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 13, 2001 was 42,740,700.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents



                                                                                                Page

PART I.  Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.                  2

         Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 and for the Period May 8, 1997
            (date of
            inception) to September 30, 2001.                                                      3

         Consolidated Statements of Cash Flows for nine months ended September
             30, 2001 and 2000 and for the Period May 8, 1997 (date of
             inception) to
             September 30, 2001.                                                                   4

         Notes to Consolidated Financial Statements.                                             5-7

     Item 2.  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations.                                       8-12


PART II.  Other Information

     Item 1.  Legal Proceedings                                                                   13
     Item 2.  Changes in Securities                                                               13
     Item 3.  Defaults on Senior Securities                                                       13
     Item 4.  Submission of Matters to a Vote of Security Holders                                 13
     Item 5.  Other Information                                                                   13
     Item 6.  Exhibits, Financial Statements Schedules and Reports on Form 8-K                    13

Signatures                                                                                        14




                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                              (Unaudited)
                                                                             September 30,      December 31,
                                                                                 2001               2000
                                                                          ---------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                   $ 40,899,022       $ 62,497,102
    Inventory                                                                        125,433            207,613
    Prepaid expenses and other current assets                                      1,814,586            857,137
                                                                          ---------------------------------------

        Total current assets                                                      42,839,041         63,561,852

Property and equipment, net  (Note 3)                                              6,457,809          3,417,884
Deposits                                                                              66,264            673,278
Other assets                                                                         141,126             84,992
                                                                          ---------------------------------------

Total assets                                                                    $ 49,504,240       $ 67,738,006
                                                                          =======================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                             $ 1,319,923         $1,728,330
    Accrued compensation and benefits                                              1,222,727            277,086
    Due to related party                                                             241,351             52,725
    Dividends payable                                                                      -          1,159,373
    Other accrued expenses                                                         1,047,951            981,671
    Current portion of capital lease obligations                                     349,487            138,648
                                                                          ---------------------------------------

        Total current liabilities                                                  4,181,439          4,337,833

Capital lease obligations, net of current portion                                    263,795             92,245
Commitments (Note 4)

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized; no
    shares issued or outstanding                                                           -                  -
    Common stock, $.01 par value; 110,000,000 shares authorized;
    42,740,700 and 42,033,314 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively                           427,407            420,333
    Deferred stock compensation                                                    (205,620)        (2,070,659)
    Additional paid-in capital                                                   132,527,656        132,958,758
    Deficit accumulated during the development stage                            (87,690,437)       (68,000,504)
                                                                          ---------------------------------------
                                                                          ---------------------------------------

        Total stockholders' equity                                                45,059,006         63,307,928
                                                                          ---------------------------------------

Total liabilities and stockholders' equity                                      $ 49,504,240       $ 67,738,006
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

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                           Cumulative from
                                                                                                             May 8, 1997
                                            Three months ended               Nine months ended          (date of inception,)
                                                September 30,                   September 30,           through September 30,
                                            2001            2000            2001            2000                2001
                                      -----------------------------------------------------------------------------------------

Revenue                                    $        -       $        -     $        -       $        -         $    551,184

Operating expenses:
 Selling, general and
 administrative                             2,336,726        1,470,984      6,188,323        2,866,405           14,734,859
 Research and development                   5,380,092        3,011,507     14,136,688        5,774,505           36,172,988
 Loss on sales commitments                          -                -              -          880,000              375,974
 Depreciation and amortization                346,583          100,360        903,778          250,692            1,601,593
                                      -----------------------------------------------------------------------------------------

  Total operating expenses                  8,063,401        4,582,851     21,228,789        9,771,602           52,885,414
                                      -----------------------------------------------------------------------------------------

Loss from operations                      (8,063,401)      (4,582,851)   (21,228,789)      (9,771,602)         (52,334,230)

Other income (expense):
  nterest income
 I                                            462,187          340,834      1,917,074          344,577            2,817,319
 Interest expense                             (3,154)          (5,065)       (18,080)        (365,690)            (759,978)
 Other income (expense)                        15,958                -      (360,134)                -            (407,350)
                                      -----------------------------------------------------------------------------------------

  Total other income (expense), net           474,991          335,769      1,538,860         (21,113)            1,649,991
                                      -----------------------------------------------------------------------------------------

Net loss                                  (7,588,410)      (4,247,082)   (19,689,929)      (9,792,715)         (50,684,239)

Preferred stock dividends                           -        (576,014)              -      (2,452,379)         (36,825,680)

Accretion of redeemable
convertible preferred stock                         -         (21,379)              -         (51,524)            (113,014)
                                      -----------------------------------------------------------------------------------------

Loss to common shareholders             $ (7,588,409)    $ (4,844,475)  $(19,689,929)   $ (12,296,618)       $ (87,622,933)
                                      =========================================================================================

Loss per share - basic and diluted         $   (0.18)       $  (39.38)     $   (0.46)       $ (281.57)
                                      ==================================================================

Weighted-average common shares
outstanding                                42,739,635          123,019     42,479,667           43,672
                                      ==================================================================


                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Cumulative from
                                                                                                        May 8, 1997
                                                                                                          (Date of
                                                                                                     Inception) through
                                                                   Nine months ended September 30,     September 30,
                                                                        2001             2000               2001
                                                                 --------------------------------------------------------

Cash flows from operating activities:
 Net loss                                                            $(19,689,929)     $( 9,792,715)     $ (50,684,239)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                            903,778           250,692          1,601,593
  Loss on sale of fixed assets                                              86,523                 -            133,939
  Interest expense relating to issuance of warrants                              -           201,000            371,000
  Amortization of deferred consulting expense, net                               -           439,000          1,160,784
  Amortization of deferred stock compensation                              334,342           701,624          1,264,980
  Warrants issued for consulting services                                                                     1,569,366
  Accrued loss on sales commitments                                              -           880,000                  -
  Non-cash charge for settlement of lawsuit                                303,160                 -            303,160
  Services and interest expense paid in preferred stock                                                          11,485
 Changes in operating assets and liabilities:
  Inventory                                                                 82,190         (842,001)          (125,433)
  Prepaid expenses and other current assets                               (957,449)        (205,809)        (1,814,586)
  Accounts payable                                                        (408,407)          800,042          1,319,923
  Accrued compensation and benefits                                        945,641               547          1,222,727
  Due to related party                                                     188,626           331,904            241,351
  Other accrued expenses and current liabilities                            66,280           801,492          1,332,181
                                                                 --------------------------------------------------------
  Net cash used in operating activities                                (18,145,255)      (6,434,224)       (42,091,769)

Cash flows from investing activities:
 (Increase) decrease in other assets                                       607,014         (774,354)          (233,190)
 Purchases of property and equipment                                    (4,086,360)        (527,099)        (7,713,930)
                                                                 --------------------------------------------------------
  Net cash used in investing activities                                 (3,479,346)      (1,301,453)        (7,947,120)

Cash flows from financing activities:
 Initial public stock offering, net of expenses                                  -                 -         49,341,537
 Exercise of employee stock options                                        803,505           190,428          1,259,982
 Issuance of preferred stock                                                     -        28,351,792         32,868,028
 Repayment of subscription receivable                                            -                 -          5,000,000
 Proceeds from capital leases                                              495,851                              495,851
 Repayment of capital leases                                              (113,462)         (93,596)          (418,114)
 Dividends paid                                                         (1,159,373)                -        (1,159,373)
 Proceeds from notes payable issued to investors                                 -           400,000          3,550,000
                                                                 --------------------------------------------------------
  Net cash provided by financing activities                                 26,521        28,848,624         90,937,911

(Decrease) increase in cash and cash equivalents                      (21,598,080)        21,112,947         40,899,022

Cash and cash equivalents, beginning of period                          62,497,102           234,350                  -
                                                                 --------------------------------------------------------
                                                                                                     --------------------

Cash and cash equivalents, end of period                              $ 40,899,022       $21,347,297       $ 40,899,022
                                                                 ========================================================


                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon Power Corporation and its subsidiary ("Beacon" or "the Company") have been engaged in the development of flywheel devices for storing kinetic energy that is transferred into electric power. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No.
7. The Company has a single operating segment, manufacturing alternative power sources. The Company has no segmented structure dictated by product lines, geography or customer type.

Operations. The Company has experienced net losses since its inception and, as of September 30, 2001, had an accumulated deficit of approximately $87.7 million. The ongoing development and refinement of the Company's commercial product is expected to require significant outlays of capital. During the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses.

Subsequent to the end of the third quarter of 2001, the Company instituted several cost cutting measures including reductions in headcount, outside consultants and expensed materials. As a result, management believes that its cash on hand at September 30, 2001 is sufficient to continue its operations for at least the next 24 months. Severance and related costs resulting from the cost cutting activities totaled approximately $171,000, which will be reflected in the fourth quarter results.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2000.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2000. For a complete description of the Company's accounting policies, see Note 3 to Consolidated Financial Statements in the Company's 2000 Annual Report on Form 10-K.

Inventory. Inventory consists of raw materials at September 30, 2001 and December 31, 2000 and is carried at the lower of cost or market utilizing the first-in first-out ("FIFO") method.

Reclassifications. Certain amounts in prior year financial statements have been reclassified to conform to their 2001 presentation.


3.  Property and Equipment

Property and equipment consist of the following:

                                                        Estimated
                                                         Useful      September 30,       December 31,
                                                          Lives           2001               2000
                                                     -------------------------------------------------

Machinery and equipment                                  5 years         $1,930,229        $ 694,486
Service vehicles                                         5 years             63,791                -
Furniture and fixtures                                   7 years            787,450           54,433
Office equipment                                         3 years          2,014,801        1,217,263
Leasehold improvements                                 Lease term         2,034,087        1,489,569
Equipment under capital lease obligations              Lease term         1,029,302          535,450
                                                                    ----------------------------------

    Total                                                                 7,859,660        3,991,201
Less accumulated depreciation and amortization                          (1,401,851)        (573,317)
                                                                    ----------------------------------

    Property and equipment, net                                         $ 6,457,809     $ 3,417, 884
                                                                    ==================================


4.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment expiring July 2003. At September 30, 2001, the Company has provided the lessor with an irrevocable letter of credit in the amount of $450,000. A cash deposit secures this letter of credit. The letter of credit was reduced to approximately $400,000 on the 1st anniversary of the Term Commencement date which was October 1, 2001.

5.  Common Stock

Reserved Shares. At September 30, 2001 and December 31, 2000, 13,406,349 and 13,722,268 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

Stock Warrants. Deferred compensation relating to stock warrants at September 30, 2001 and December 31, 2000 is approximately $173,000 and $1,100,000, respectively. The warrants were issued to an investor under an agreement that an affiliate of that investor will provide the Company with technical expertise. One half of the warrants vested immediately upon their issuance with the remaining warrants to vest ratably as the services are provided. No services have been provided through September 30, 2001. The agreement terminates and any unvested warrants are forfeited on November 1, 2003.

6.  Related Party Transactions

Advance to Officers. On September 17, 2001, the Company entered into separate Demand Notes totaling $785,071 with three of its officers. The Demand Notes bear interest at 3.78% per year and are callable at any time at the option of the Company. The Demand Notes are recourse to the officers and are secured by a pledge of shares of the Company's stock held by the officers. Until demand is made under the Demand Notes, the Demand Notes are to be repaid by the officers through the withholding of up to 10% of the officer's after tax salary and all or a portion of the officer's bonus or other amounts payable to the officer from time to time (other than retirement).

Consulting Agreements. During 1998, the Company entered into consulting agreements with three investors. The contracts were seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. During the three and nine months ending September 30, 2000, $364,000 and $439,000, respectively was recorded as consulting expense relating to these agreements. No shares of Class A Stock were issued as compensation under these contracts during the first nine months of 2000. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expired upon the completion of the initial public offering of the Company's common stock in November 2000. As such no expense was recorded related to these agreements for the three or nine months ending September 30, 2001.

Services Agreements. Prior to the Company's initial public offering during the fourth quarter of 2000, SatCon performed certain research and development, administrative and other services for the Company. The administrative services ended upon completion of the Company's initial public offering. Under a collaboration agreement, Beacon will continue to use SatCon to perform certain research and development and marketing services. Amounts paid to SatCon for such services rendered amounted to approximately $478,000 for the first nine months of 2000. No payments were made during 2001. For the period from inception to September 30, 2001, $2,404,000 was paid to SatCon for such services. No amounts were payable to SatCon relating to such services at either September 30, 2001 or December 31, 2000.

Inventory. The Company uses SatCon as a supplier to perform certain engineering and manufacturing of certain power electronics for its product. At September 30, 2001 and December 31, 2000, the Company had approximately $7,000 and $153,500 of its inventory at SatCon for processing.


7.  Summary of Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2001 and 2000, cash paid for interest was approximately $20,000 and $161,000, respectively.

During the nine months ended September 30, 2001 and 2000, cash paid for taxes was approximately $1,500 and $1,800, respectively.

During the nine months ended September 30, 2001, the Company recorded a decrease in deferred compensation from the issuance of non-qualified stock options to third parties of $1,530,697. This was offset by a charge to additional paid in capital. During the nine months ended September 30, 2000, the Company recorded an increase in deferred compensation from the issuance of non-qualified stock options to third parties of $1,199,970, respectively. This was offset by credit to additional paid in capital.

During the nine months ended September 30, 2000, the Company acquired assets totaling $165,425 under capital leases.

During the nine months ended September 30, 2000, the Company had a non-cash expense for the accretion of redeemable preferred stock to redemption value of $51,524.

During the nine months ended September 30, 2000, the Company issued warrants in conjunction with financing totaling $1,671,000.

During the nine months ended September 30, 2000, the Company converted bridge loans and accrued interest to Class E redeemable preferred stock totaling $3,825,559.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not believe that the adoption of SFAS No. 142 will have a material impact on our financial condition or results of operations nor do we believe that it will have a material impact in the future.

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

We have designed our initial products to specifically address the back-up powering needs of the communications markets. Our initial penetration into this market has become more difficult and our business outlook has been negatively impacted. The telecommunications market slowdown and budget reductions at telecommunications companies have made our primary customers more conservative with their spending and less willing to try new technology solutions. In addition, the longer than anticipated time (through mid 2001) it took us to complete UL and FCC certification delayed customer trials of the 2kWh product. To address slower than forecasted sales, we are increasing our marketing efforts to develop other applications for our products, both inside and outside of the telecommunications market.

With the Urenco Branding and Distribution Agreement, we have begun to expand into other markets such as back-up power for computers, internet services, industrial manufacturing and commercial facilities. We will also target our future products toward enhancing the performance of distributed generation products, such as gasoline or diesel generators, fuel cells and microturbines. We believe that our flywheel systems will be used in conjunction with these distributed generation products to provide benefits that are not available from these products alone, such as an instant-on capability and the ability to manage sudden changes in power. We expect to continue to develop our family of products to offer a wide-range of power/energy units to meet the broad base of customer needs. As an example, we believe that we can provide high power, short-duration products with competitive advantages by increasing motor and electronics power on our 6kWh product.

From our inception through September 30, 2001 we have incurred losses of approximately $87.7 million. We expect to continue to incur losses as a result of our ongoing product development and commercialization program. We expect that losses will fluctuate from quarter to quarter. Fluctuations may be substantial as a result of, among other factors, the amount of materials purchased for product testing and the number of systems we produce and sell to our customers.

We have not made any significant progress toward formalizing a relationship with PEMEX despite their letter of preliminary interest signed in October 2000. While our progress in Mexico has been slow, we continue to believe there may be opportunities in Latin America and South America for our flywheels to replace batteries because batteries are less reliable in hot, humid climates therefore improving the value proposition of our products.

Subsequent to the end of the third quarter of 2001, the Company instituted several cost cutting measures including reductions in headcount, outside consultants and expensed materials. Severance and related costs resulting from the cost cutting activities totaled approximately $171,000, which will be reflected in the fourth quarter results.

Results of operations:

Comparison of three and nine months ended September 30, 2001 and 2000

Revenues. We did not record any revenue for the three or nine months ended September 30, 2001 and 2000. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers to demonstrate the application of our technologies. We believe that through the performance of these field units we will obtain additional commercial orders. We shipped 12 units through the nine months ended September 30, 2001 including eight in the third quarter of 2001. We deferred revenue from these shipments into future quarters when we are better able to estimate future warranty costs associated with these units. Our prospects have been adversely impacted by the economic slowdown and by difficulties to date in proving to our customers that our products have a greater value proposition than competing products.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, and related travel. Selling, general and administrative expenses totaled approximately $2,337,000 and $1,471,000 for the three months ended September 30, 2001 and 2000, respectively. The increase of approximately $866,000 is primarily the result of increased compensation and benefit costs due to the increased staffing required for infrastructure development and expansion of our sales and marketing effort. In addition, we had higher costs for professional fees, including legal, audit and investor relations' fees during the third quarter of 2001 compared to 2000, as well as, higher costs for insurance and travel during 2001 compared to 2000. Selling, general and administrative expenses totaled approximately $6,188,000 and $2,866,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase of approximately $3,322,000 is primarily the result of increased compensation and benefit costs due to the increased staffing required for infrastructure development and expansion of our sales and marketing effort. As a result of certain cost cutting measures enacted subsequent to September 30, 2001, we have reduced our general and administrative costs for future quarters. However, we did not cut expenses with respect to our sales force and marketing efforts, which are expected to increase as we continue to expand our sales and marketing effort.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. We significantly expanded our manufacturing capacity as a result of our relocation to our new facility in January 2001. Research and development expenses totaled approximately $5,380,000 and $3,012,000 for the three months ended September 30, 2001 and 2000, respectively. The increase of $2,368,000 is primarily the result of increased compensation and benefit costs related to an increase in the number of engineering and manufacturing personnel and an increase in the amount of materials used for product development. Research and development expenses totaled approximately $14,137,000 and $5,775,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase of $8,362,000 is primarily the result of increased compensation and benefit costs related to an increase in the number of engineering and manufacturing personnel and an increase in the amount of materials used for product development. During the first quarter of 2001, we began development of a 6kWh unit. This development effort expanded through the second and third quarters of 2001. These costs are expected to continue through the remainder of 2001 and into 2002 as we complete the design of our 6kWh unit, which in turn provides us with a basis for a 6kWh platform product line. We are focusing our research and development efforts toward reducing the per unit cost to produce our 6kWh products. We intend to pursue the development of additional products based on market analysis that substantiates our ability to provide products to the markets on a profitable basis. While we did reduce staffing within the research and development effort, we have kept the requisite technical talent to continue our base 6kWh unit work and to address the expected added applications we will focus on pending successful market studies. We will reduce expense material spending because we have focused our research and development effort on cost reduction of our 6kWh product. We expect our cost of research and development to decline in the next several quarters as it pertains to the base 6kWh platform product, but could fluctuate as other applications off this platform are crystallized.

Loss on Sales Commitments. We will establish reserves for anticipated losses on sales commitments if our cost estimates indicate a loss will be incurred. We accrued such losses during 2000 based on our estimated costs to complete delivery commitments of our 2kWh units during 2000 and 2001. However, we adjusted our delivery schedule during the fourth quarter of 2000 and removed units from backlog during the third quarter of 2001. As a result, we do not expect to incur the losses contemplated earlier. No loss on sales commitments was recorded for the three or nine months ended September 30, 2001. No loss on sales commitments was recorded for the three months ended September 30, 2000. For the nine months ended September 30, 2000 loss on sales commitments was approximately $880,000. While we expect to decrease our cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts, achieving gross margin for our products continues to be a significant challenge.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. Depreciation and amortization totaled approximately $347,000 and $100,000 for the three months ended September 30, 2001 and 2000, respectively. The increase of $247,000 is attributable to increases in leasehold improvements and capital equipment expenditures. Depreciation and amortization totaled approximately $904,000 and $251,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase of $653,000 is attributable to increases in leasehold improvements and capital equipment expenditures.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand from our private financings and initial public offering and interest expense associated with our notes payable to investors and capital leases. Our interest income for the three months ended September 30, 2001 was approximately $462,000, compared to $341,000 for the same period in 2000. Our interest income for the nine months ended September 30, 2001 was approximately $1,917,000, compared to $345,000 for the same period in 2000. The increase in both the three and nine months ended September 30, 2001 is the result of higher cash balances in 2001 from our initial public offering in the fourth quarter of 2000.

Interest expense decreased to approximately $3,200 for the three months ended September 30, 2001 from approximately $5,100 for the same period in 2000. Interest expense decreased to approximately $18,000 for the six months ended June 30, 2001 from approximately $366,000 for the same period in 2000. Interest expense during 2000 primarily related to notes payable to investors. These notes were converted into Class E redeemable convertible preferred stock and subsequently converted into common stock in conjunction with the initial public offering of our common stock during the fourth quarter of 2000. The remaining interest expense in 2000 relates to assets leased under capital leases. The interest expense in 2001 relates to assets leased under capital leases.

Other income of approximately $16,000 for the three months ended September 30, 2001 relates to a gain from a leasing transaction completed during the quarter for certain fixed assets. Other expense for the nine months ending September 30, 2001 of approximately $360,000 relates to additional write offs of $52,000 for certain tooling costs associated with an earlier version of our product and a non-cash charge related to the settlement of a lawsuit brought by a former employee of approximately $303,000. Under the terms of the settlement, we permitted the former employee to exercise options to purchase 53,000 shares of our common stock at a price of $1.78 when the current market price was $7.50. We incurred a charge of $5.72, the difference between the market price and the exercise price, for each share exercised.

Preferred Stock Dividends. During the nine months ended September 30, 2000, we had three classes (Class D, Class E and Class F) of redeemable convertible preferred stock outstanding. These three classes of redeemable convertible preferred stock accrued dividends at 12.5% through May 23, 2000 and 6% on and after May 23, 2000. As a result we recorded approximately $576,000 and $2,452,000 of dividend expense related to the three classes of redeemable convertible preferred stock during the three and nine months ended September 30, 2000, respectively. No redeemable convertible preferred stock, or other preferred stock, was outstanding during the first nine months of 2001.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including our research and development activities and continued efforts to commercialize our products, including market development. While we have recently implemented several measures designed to preserve cash, we expect to continue to make significant expenditures to fund our working capital and develop our technologies.

Net cash used in operating activities was approximately ($18,145,000) and ($6,434,000) for the nine months ended September 30, 2001 and 2000, respectively. The net loss from operations was the primary reason for the negative cash flow. For the first nine months of 2001, we had a net loss of approximately ($19,690,000). This included non-cash charges of approximately $1,628,000 including a charge related to the settlement of a lawsuit of approximately $303,000; approximately $334,000 related to stock options issued for consulting services; $87,000 for the write-off of tooling related to older versions of our flywheel; and depreciation and amortization of approximately $904,000. Changes in operating assets and liabilities used approximately ($620,000) of cash during the first nine months of 2001. The primary components were a decrease in accounts payable of approximately ($408,000) and an increase in prepaid expense and other current assets of approximately $957,000. These were offset by a decrease in inventory of $82,000 and an increase in accrued compensation and benefits of approximately $946,000. Changes in other working capital accounts generated cash of approximately $255,000. For the nine months ended September 30, 2000 we had a net loss of approximately ($9,793,000), including non-cash expenses of approximately $2,472,000, including accrued loss on sales commitments of approximately $880,000; approximately $702,000 related to stock options issued for consulting services; a non-cash charge of $201,000 for warrants issued in connection with issuance of preferred stock; a non-cash charge for warrants issued in connection with consulting services of $439,000 and depreciation and amortization of approximately $251,000. Changes in operating assets and liabilities reduced cash needs by approximately $886,000 during the first nine months of 2000. The primary components were increases in accounts payable and accrued expenses including a related party payable of approximately $1,934,000 offset by an increase in inventory of approximately $842,000 and decrease in prepaid expenses and other current assets of approximately ($206,000).

Net cash used in investing activities was approximately ($3,479,000) and ($1,301,000) for the nine months ended September 30, 2001 and 2000, respectively. The principal uses of cash during the first nine months of 2001 were related to purchases totaling approximately ($4,086,000) for machinery and equipment, furniture and fixtures and leasehold improvements to the new operating facility. Other assets decreased by approximately $607,000 as deposits made in prior quarters relating to long-term assets were reclassified to property and equipment. The decrease in deposits was offset by increased expenditures incurred to obtain patents for our products. The principal uses of cash during the first six months of 2000 related to the purchase of property and equipment and costs incurred to obtain patents for our products.

Net cash provided by financing activities during the nine months ended September 30, 2001 and 2000 was approximately $27,000 and $28,849,000. For the first nine months of 2001, the primary source of cash was the proceeds from stock options exercised of approximately $804,000. We financed certain fixed assets in a transaction accounted for as a sales/leaseback transaction. Proceeds from this financing transaction were approximately $496,000. These proceeds were offset by the payment of dividends on our various classes of preferred stock of approximately $1,159,000. These dividends were accrued during 2000, prior to our initial public offering of our common stock. In addition, we made principal payments against our capital leases of approximately ($113,000). For the first nine months of 2000, cash generated was from the issuance of preferred stock of approximately $28,352,000; by proceeds from stock options exercised of approximately $190,000; and from proceeds of notes payable to investors of $400,000; offset by principal repayments of capital leases of ($94,000).

Based upon our operating plan, our recent cost cutting measures and as a result of cash available from our initial public offering, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the next 24 months.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not believe that the adoption of SFAS No. 142 will have a material impact on our financial condition or results of operations nor do we believe that it will have a material impact in the future.

Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (filed April 2, 2001), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

o Because we are a development stage company the basis for evaluating us is limited. Our future financial performance may disappoint investors.

o We have incurred losses since our inception and anticipate continued losses through at least 2003.

o We have no experience manufacturing flywheel energy storage systems in commercial quantities, and we may be unable to achieve adequate gross margins.

o We cannot assure commercial viability of our products, and if they are not accepted commercially, our competitive position would decline and we may not be able to achieve profitablility.

o Compared to less than one year ago, our initial target market, the communication industry, is in retrenchment. This has affected the speed of our product's acceptance which will continue to affect investors' expectations regarding our financial performance. Because our initial focus has been on products designed to address the back-up powering needs of the communications market, it will take us longer to reach profitability and achieving profitability may depend upon developing new applications for our products.

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

o Because we depend on third-party suppliers for the development and supply of key components for our products, and because we do not have contracts with these suppliers and because we depend on their quality levels, we could experience disruptions in supply that could delay or decrease our revenues.

o We face intensified competition from batteries due to their declining prices and improved life. As a consequence, we will be unable to compete with batteries unless we can prove to our customers that our products provide greater reliability and value.

o While we have satisfactorily completed UL and FCC compliance on our 2kWh system, there is no assurance we will be able to achieve similar qualification for our 6kWh system and future products in an acceptable time frame.

o While we comply with nearly all of the relevant Telcordia specifications, some customers may require compliance with additional specifications and there is no assurance we will be able to achieve that compliance in an acceptable time frame, if at all.

o Product liability claims against us could result in substantial expenses and negative publicity, which could impair successful marketing of our products.

o Safety failures by our products or those of our competitors could reduce market demand or acceptance for flywheels in general.

o We will need additional financing that may not be available to us on acceptable terms or at all, which could cause us to fail to reach our future goals.

o In the event of significant sales growth, we will need to complete development of our manufacturing processes and may need to expand or relocate our facilities. There can be no assurance that we will be able to accomplish these tasks.

o Our financial performance could be adversely affected by our inability to hire and retain any necessary key executive officers and skilled technical personnel.

o We have recently determined and we are attempting to market to a larger number of smaller customers but our ability to do so is uncertain. We may also have to rely on a limited number of large customers and our business may be adversely affected by the loss of, or reduced purchases by, any one of those customers.

o If we are unable to successfully market, distribute and service our products internationally we may experience a shortfall in expected revenues and profitability.

o Any failure to protect our intellectual property could seriously impair our competitive position.

o Our majority stockholders will control all matters requiring a stockholder vote, which will limit other investors' ability to influence the outcome of matters requiring stockholder approval.

o The share prices of companies in our sector have been highly volatile and our share price has been and could continue to be subject to extreme price fluctuations.

o We currently warrant our products for five years. Because the number of our products operating in the field is limited and because we have no experience with actual claims, we rely on estimates for our warranty reserves. Actual warranty costs could be significantly different than our estimates and could materially affect our financial results.

o Provisions of Delaware law and of our charter and by-laws may inhibit a takeover that stockholders consider favorable.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At September 30, 2001, we had approximately $58,000 of cash equivalents that were held in a non-interest bearing checking account. Also at September 30, 2001, we had approximately $3,057,000 of cash equivalents that were held in interest bearing checking accounts, $1,977,000 invested in interest-bearing money market accounts and approximately $36,872,000 in high-grade commercial paper and corporate bonds. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $160,000.

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

From November 16, 2000 to September 30, 2001, we spent approximately $7.4 million for inventory and materials used in research and development and $6.0 million for property and equipment, including the build-out of our new facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends that accrued through the date of our initial public offering. We have spent approximately $14.7 million for other working capital needs. In addition to the above, we advanced funds totaling approximately $785,000 to three officers of the Company. The advances are expected to be repaid in full by the officers and are secured by the officers' holdings of Beacon Power Corporation common stock. The remainder of the net offering proceeds has been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Exhibit Number                                       Description
         --------------                                       -----------

10.1  Demand Note Agreement between Beacon Power Corporation and William Stanton
10.2  Demand Note Agreement between Beacon Power Corporation and James Spiezio
10.3  Demand Note Agreement between Beacon Power Corporation and Maureen Lister
10.4  Pledge Agreement between Beacon Power Corporation and William Stanton
10.5  Pledge Agreement between Beacon Power Corporation and James Spiezio
10.6  Pledge Agreement between Beacon Power Corporation and Maureen Lister
10.7  Consulting Agreement with Jack P. Smith

     (b)     Reports on Form 8-K

 On September 10, 2001 we filed a Current Report on Form 8-K announcing that we withdrew 100 units from backlog, valued at $1.5 million that were included in backlog at December 31, 2000. No revenue had been recognized from those units, and our relationship with the customer, TLER Associates Ltd., has ended. We also revised our unit forecast from 50 units to 20 units for 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

  Date:  November 14, 2001           By:  /s/ William E. Stanton
                                         ----------------------
                                         William E. Stanton
                                         President and Chief Executive Officer


         November 14, 2001                /s/ James M. Spiezio
                                          --------------------
                                          James M. Spiezio
                                          Vice President of Finance and Chief
                                          Financial Officer
                                          (Principal Financial Officer)