Form 10-K
period 2001-12-31
BEACON POWER CORP
filed 2002-04-01
CIK 1103345

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

                   For the fiscal year ended December 31, 2001
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

                     Common Stock, par value $.01 per share
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ______

     As of March 22, 2002, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $28,656,474.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 22, 2002 was 42,770,856

                       DOCUMENTS INCORPORATED BY REFERENCE

Pertinent extracts from the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                Table of Contents
                                                                           Page
PART I
  Item 1.  Business                                                           2
  Item 2.  Properties                                                         8
  Item 3.  Legal Proceedings                                                  8
  Item 4.  Submission of Matters to a Vote of Security Holders                8
  Item 4A. Executive Officers of the Company                                  8

PART II
  Item 5.  Market For Registrant's Common Equity and Related
             Stockholder Matters                                             10
  Item 6.  Selected Financial Data                                           11
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk         23
  Item 8.  Financial Statements and Supplementary Data                       24
  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             46

PART III
  Item 10. Directors and Executive Officers                                  47
  Item 11. Executive Compensation                                            47
  Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                                  47
  Item 13. Certain Relationships and Related Transactions                    47

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                             48

  Signatures                                                                 51

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's products. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Quantitative and Qualitative Disclosure about Market Risk - Certain Factors Affecting Future Operating Results" of this Form 10-K.

                                     PART I

Item 1.  Business

Overview

We design, develop and offer for sale, flywheel-based power systems providing highly reliable, cost-competitive, environmentally friendly, uninterruptible electric power for commercial facilities, communications, cable, computer networks, the internet and industrial manufacturing plants. We currently sell two high-energy flywheel-based products and soon will be offering high-power uninterruptible power supply (or UPS) flywheel-based products. Our current, high-energy products deliver a low amount of power over a long period of time (typically measured in hours), and the UPS products will be designed to deliver high amounts of power over a short period of time (typically measured in seconds). We expect to be able to deliver the first of our proposed high-power UPS products late in 2002.

Users of electricity can experience significant losses in their operations if their electricity supply is partially or wholly interrupted, such as by voltage sags and surges or power outages. When grid-supplied electricity is interrupted, these users must employ some means to replace it. Even if the utility industry were to undertake substantial upgrades and other investments to improve overall utility grid reliability, the grid's exposure to severe weather, accidents and other external events means that the absolute level of power quality required for today's sophisticated electronic and industrial applications remains difficult to achieve without local uninterrupted power protection close to the place of use.

Lead-acid batteries are the most commonly used devices for providing replacement electric power and ensuring power quality, either alone or as a temporary measure until generators or other power sources can be activated. Our flywheel-based systems are among the energy storage technologies that can perform the same function as batteries. Flywheel systems draw electrical energy from a primary power source while that source is operational, store that energy, and then convert that energy to provide immediate, peak-power, voltage support and uninterruptible electric power when the primary power source fails or is disrupted.

We believe that our current and anticipated flywheel-based products offer cost and significant performance advantages over conventional, battery-based back-up power and UPS systems. These advantages include improved certainty of operations, more reliable monitoring, higher reliability, significantly longer life, improved recharging capability, significantly reduced scheduled maintenance, more reliable monitoring, and greater environmental friendliness. We expect the initial cost to users of our UPS products to be generally competitive with those of battery driven UPS systems and we expect the life-cycle costs to be significantly less than competing systems. Life-cycle comparisons consider the costs over the life of the product and include initial costs, expense of maintaining, monitoring, replacement and disposing of competing products. We also anticipate that our systems will provide customers significantly better reliability over conventional back-up power and UPS systems.


From our inception through December 31, 2001 we have incurred losses of approximately $94.1 million. We do not expect to become profitable before 2004. Also, our losses may fluctuate from quarter to quarter as our costs fluctuate.

Markets for our Products

High-power UPS Market. In the UPS market, power quality systems consist of three interconnected devices; (a) solid-state switches and control electronics, (b) batteries or flywheels to supply short-term power and (c) engine generators to supply longer-term power. A short-term energy storage device (having a duration of seconds to minutes) with control electronics is referred to as an uninterruptible power supply, or UPS. A UPS coupled with a generator to protect against longer-term outages (minutes to hours or days) is referred to as a continuous power system, or CPS.

A UPS protects sensitive systems from sags, surges and other temporary interruptions or variations in utility-supplied power. If the UPS electronics determines that the power being supplied from the grid is unacceptable or that insufficient power is being supplied, it will draw power from the back-up power source to ensure uninterrupted, quality power.

A CPS provides back-up power for a lengthy period, thus if the power disturbance lasts for more than a few seconds, the CPS generator is activated and begins to provide longer-term back-up power. Internet service providers, data processing centers, semiconductor plants and cellular phone sites all use CPS to keep critical business equipment operating when electric utility grid power falters.

We believe that our flywheel systems provide significant advantages to potential customers due to the numerous problems associated with lead acid batteries, including:

   o Reliability. Batteries are not only prone to heat buildup and acid leaks that lead to battery failure, but when they are repeatedly used at close to their maximum power output, their power output capacity can rapidly decrease, reducing the batteries' effectiveness over time. Also, the amount of power available in battery systems may not readily be monitored and, therefore, the amount of energy cannot be assured.

   o Cost. The use of batteries poses both direct and indirect costs. In addition to bearing the initial purchase costs of the batteries, a user must allocate significant space to large battery arrays (space that could otherwise be allocated to revenue generating equipment), must inspect and test them on site every few months (as their power output degrades over time), must cool them with costly air conditioning (if the user wishes to avoid the rapid degradation in performance and life that results with temperature variations), and must replace them every two to six years (depending on type of use, environment and other factors).

   o Life. In applications where discharges use all or most of the battery's available reserve, the life of batteries is significantly reduced.

   o Environmental. Batteries contain toxic materials such as lead and sulfuric acid and are considered hazardous waste and their disposal encounters rigorous and costly governmental environmental regulations. Facilities with spent batteries must make arrangements with hazardous waste handlers for disposal. Both the costs associated with disposal and the complexity of compliance for proper handling, permitting and regulatory requirements continue to increase and may accelerate sharply as pressure increases to curb such hazardous wastes.

The UPS market wattage needs range from 200 watts to two megawatts. The percentage of this market that is expected to be flywheel based is not known due to the short history of such flywheel-based products. However, we expect the percentage to increase as more market participants sell flywheel-based products and their advantages become better known.

High-Energy Market. The needs and dynamics of the back-up power market are different than the market for our anticipated high-power UPS products. These products supply low power for a longer time (as contrasted to the UPS products, which supply higher power for a shorter period), and have been designed to address specifically the back-up power needs of the telecommunications industry (for example, telephony, broadband, cable and wireless (cellular) networks) in decentralized locations in suburban and rural areas.

The telecommunications industry, however, experienced a significant overall slowdown that began in 2000 and is continuing, and there can be no assurance of when it will recover. Significant reductions in both maintenance budgets and capital build-out budgets at telecommunications companies made these potential customers more conservative with their spending and expenditure analysis and less willing to try new technology solutions, such as our products. These conditions have also discouraged potential customers from comparing our products' life-cycle cost to that of batteries because the savings produced by our products accrue in the future, whereas the additional cost is realized immediately. Because of these factors we have elected to shift our development effort from high energy to high power in 2002.

Customers that might be receptive to our products are those for which the advantages of our products outweigh their greater initial cost. Some potential customers might have particular needs for 100% reliability, such as critical use facilities, hospitals, data centers and call centers; or a power source might be very expensive to replace or maintain due to its location or for any other reason (making life-cycle analysis more attractive); or a power source or site might be located where there are dramatic swings in temperature or where temperatures were very high (making batteries impractical due to severe degradation of performance).

Our Products

Late in 2002, we expect to be able to deliver the first of our proposed high-power UPS products: our Smart Power(TM) 250 kWh flywheel UPS (which consists of a flywheel system coupled with control electronics). As mentioned earlier, this new product would bridge the supply of power for a short period of time (measured in seconds) from interruption of electricity until the customer's longer-term source (such as generator or fuel cell) begins to operate. Because our UPS product will use a composite flywheel, we anticipate that it will be able to supply power for approximately twice as long as devices using steel flywheels. Our UPS product can be configured to achieve higher power (depending on customer needs) by connecting units in parallel. It is designed to be compatible with industry standards for standby generators, enabling its use in CPS. We intend to expand the power output of our UPS product up to 500kWh.

We believe that this UPS product will be superior to battery-based UPS systems - in life-cycle cost to the customer, in function, and in environmental benefits described earlier. We also expect this product to be superior to other flywheel based products with which it will compete. We anticipate that it will also require significantly less maintenance and will provide superior quality performance.

The flywheel and control electronics components of our UPS product have previously been marketed outside the United States by their respective manufacturers.. We signed a distribution agreement with our flywheel supplier early in 2001 for these systems, and we are also purchasing the associated control electronics. The only needed adaptation of these components for the US market is the conversion of the control electronics component to US voltages, which is being undertaken by the supplier. In the future, we may design and produce components for our UPS product to replace those we are currently purchasing from third-party suppliers.

Our existing high-energy products -- the 2kWh and 6kWh flywheel Smart Energy(TM) systems-- have surpassed 100,000 hours of field trials without failure of our mechanical system, which we believe verifies our ability to deliver greater reliability than battery technologies. At Verizon Communications, Century Communications, now part of Adelphia Communications, Rogers Cable, and WinDBreak Cable, we have successfully maintained power with no degradation of service in planned and unplanned losses of utility power. Also, our systems can be adapted to deliver the amount of power and back-up time required to meet customer needs by paralleling flywheels. This has been successfully demonstrated at Verizon Communications sites.

We have obtained Underwriters Laboratory approval for our high-energy products and plan to pursue the same for our UPS product. In addition, we have passed Federal Communications Commission (FCC) Class B emissions testing. We intend to obtain FCC certification for our high-power products this year. We designed and certified our high-energy product in accordance to Telcordia standards, which represent the safety standards established by the telecommunications industry. Our high-power products have been designed and will be tested for concurrence with the Institute of Electrical and Electronics Engineers (IEEE) 587 standard, which is the standard for all UPS systems.

Our Technology

Since our formation, we have been developing flywheel energy storage products to offer customers superior reliability and performance at competitive costs. Our composite flywheel is a rotating wheel on hybrid, magnetic bearings that operates in a near frictionless vacuum environment. Energy is stored as kinetic energy in the rotating flywheel rim. The flywheel is powered up to its operational speed, like a motor, using electricity from an external power source. The flywheel is able to spin for extended periods with great efficiency, because friction and drag are virtually eliminated by employing magnetic bearings and a vacuum in the container. Because it has very low friction, little power is required to maintain the flywheel's operating speed. When the external power source is eliminated, the spinning flywheel drives a generator and its bi-directional inverter converts the kinetic energy into electrical energy, providing it to an end-user as back up or UPS power.

Although flywheels have been used since the industrial revolution, recent attempts at commercializing flywheel systems have been based on technology first developed for aerospace and nuclear processing applications and have resulted in compact high-energy flywheels that can be commercially cost competitive. The products we offer employ new enabling materials and products such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. Our composite flywheels are fabricated from high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow our flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight machines made from metals. For example, a 600-pound steel flywheel running at 8,000 revolutions per minute (RPM) will store approximately 900 watt-hours of energy. In contrast, our 150-pound, composite flywheel running at 22,500 RPM stores 2,700 watt-hours of energy and delivers 2,000 watt-hours of energy to the load. On a per pound basis, our flywheel technology is much more efficient than steel flywheels.

Our proprietary technology enables the design of maintenance-free flywheel products, in that our products can employ a proprietary internal rather than external vacuum system and our bearing systems have been designed and developed to have a long life with no scheduled replacement or maintenance required. Competing flywheel products rely on bearings and separate vacuum systems that require periodic maintenance and replacement. Our proprietary technologies are used in our high-energy products, but have not yet been employed in our anticipated high-power UPS products.

Research and Development

We believe that our research and development efforts are essential to our ability to successfully design and deliver our products to our targeted customers, as well as to modify and improve them to reflect the evolution of markets and customers. Our research and development team has worked closely with potential communications customers to define product features and performance to address specific needs. Our research and development expenses, including engineering expenses, were approximately $17,628,000 in 2001, $12,715,000 in 2000 and $3,506,000 in 1999. We anticipate maintaining significant levels of research and development expenditures in the future. At December 31, 2001, we employed 53 engineers and technicians who were engaged in research and development. By March 22, 2002, that number had been reduced to 32.

Manufacturing

Historically, our manufacturing has consisted of the welding and assembly of our products. We have previously contracted-out the manufacture of our high-energy back-up power flywheel components, using our design drawings and processes to facilitate more rapid growth by taking advantage of third parties' installed manufacturing capacity. For a limited number of non-proprietary components, we generate performance specifications and obtain either standard or custom components. We then perform the final assembly and testing.

Our shift in emphasis from high-energy back-up power products to high-power UPS products does not fundamentally alter our previous plans to limit the amount of manufacturing we actually do. Although we recently moved into a new facility that has expanded capacity, we expect to continue to rely on contract manufacturing and outside suppliers. The supplier of the flywheel unit for our new high-power UPS product and the supplier of the control electronics for that product are both single source suppliers, and the loss or interruption of supply from either of these suppliers would adversely affect our ability to market our high-power UPS product, and thus, our financial results. We are maintaining a limited manufacturing staff, many of whom have been trained in and are skilled in six-sigma quality control techniques. Six-sigma is a strategic implementation of total quality management principles. We expect to apply these skills to our contract manufacturers when appropriate and also to our state-of-the-art composite flywheel-manufacturing laboratory. To manage cost and supplier risk, we plan to have the ability to manufacture composite rims (the most expensive portion of flywheel units), if we determine that it is in our best interest to do so. We have personnel skilled in management, design, and the manufacturing of composites. These people, using our composite laboratory and suppliers, evaluate manufacturing processes and develop both the equipment and personnel skills required to manage our suppliers' manufacturing processes.

Sales and Marketing

Initially, we intend to sell our new UPS product (expected to be deliverable in the third quarter of 2002) directly to customers, and to build market interest through power quality manufacturer's representatives and through lead generation via advertising, trade press articles, participation in industry conferences and limited direct mail to specific power quality customers. We expect that this will evolve into an alliance and channel strategy, involving relationships with power quality manufacturer's representatives, OEMs, architects, engineers, system integrators, electrical contractors and power quality personnel in electric utilities.

With respect to our existing high-energy back-up power products, our marketing strategy has been to identify key prospects and to work with those companies to formulate our product plan, pricing, initial installation and service strategies. We have installed on-site and working demonstration units at Verizon, Cox Communications, WinDBreak Cable and Rogers Cable. We also have sites identified and installations scheduled at Verizon Wireless and AT&T Broadband. We will continue to perform market analysis to identify opportunities for installations that fit the unique characteristics of those products and to emphasize the value proposition of our high-energy products. Potential customers for these products include businesses with heightened needs for 100% reliability, such as critical use facilities such as hospitals, data centers and call centers. We believe that our high-energy products will also be attractive to customers with power sources that are very expensive to replace or maintain due to their location or other reason, or power sources located where there are high or low prevailing temperatures or dramatic changes in temperature.

Backlog

At December 31, 2001, our backlog of orders was approximately $90,000 consisting of six units. We expect to ship these units during 2002.

Customer Service

We intend to provide maintenance and support for our UPS product and high-energy products, although we expect to contract out such functions at an appropriate time. All our products are designed to have maintenance-free lives of at least 20 years.

Competition

Substantially all of the UPS market today consists of sales of battery-based products, rather than battery-free technologies. The power quality and power reliability markets are intensely competitive, with the principal bases for competition being system reliability and quality, brand recognition and price, including the initial cost of the system to the customer and the total cost of ownership. Various energy technology companies compete in the UPS market. We will compete with:

   o Manufacturers and developers of battery technologies; and

   o Other companies developing flywheel technology.

Examples of other technologies that are potentially competitive include ultra capacitors, fuel cells and super-conducting magnetic energy storage. Although our anticipated UPS product will be new to the market, we believe that its anticipated higher reliability, lower maintenance and long life technologies will allow us to compete successfully. While we have not yet sold any units, our market research indicates that we should be able to demonstrate a competitive value proposition. There are other companies selling diesel generators and micro turbines that are competitors in the broadest sense, although we believe that in most cases, our flywheels will be complementary to their equipment.

As for our high-energy back-up power products, competition is on the basis of cost and value to the customer, and we plan to continue to emphasis the value proposition of our high-energy products based upon dependability, environmental benefits, and long maintenance-free life of our products.

Intellectual Property

Our success depends upon our ability to develop and maintain the proprietary aspects of our technologies and to operate without infringing on the proprietary rights of others. To some extent, our success also depends upon the same abilities on the part of our suppliers. The intellectual property rights of our initial UPS product are owned or controlled by the suppliers of the two main elements of that product. We are developing technologies that we expect will result in a combination of UPS patents and trade secrets in the future. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technology. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information. These protections, however, may afford only limited protection for our technology.

We hold a perpetual, exclusive, royalty-free, worldwide right and license to use SatCon Technology Corporation's flywheel technologies and patents for stationary terrestrial flywheel applications. Those rights include eight issued U.S. patents and 13 U.S. and foreign patent applications that expire on various dates between 2012 and 2018. This license covers SatCon's technologies and patents and all improvements made by SatCon through the date of our initial public offering. We are not entitled to any future improvements to its flywheel technology that SatCon develops. We own all technology improvements we develop that are based on the technology licensed by us to SatCon. We have a patent on our vacuum system. We also have one pending US patent application, and 10 other applications being prepared for filing. Our patent and trade secret rights are of material importance to us and to our future prospects. We are actively pursuing both national and foreign patent protection.

Government Regulation

We do not believe that we will be subject to existing federal and state regulatory commissions governing electric utilities and other regulated entities. We do believe that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. We intend to encourage the standardization of industry codes to avoid having to comply with differing regulations on a state-by-state or locality-by-locality basis. We have obtained FCC approval of our high-energy products, and plan to pursue the same for our UPS product.

Employees

At December 31, 2001, we had a total staff of 92 full-time employees and 12 independent contractors, of which approximately 21 were involved in manufacturing and assembly of our products, 53 were engineers and technicians involved in research and development, ten were in sales, marketing and customer service. The remaining 20 people were involved in administrative tasks. As a first step in the implementation of our strategy discussed in Item 1 of this document, we reduced staffing at all levels of the company in an effort to preserve our cash position. As of March 22, 2002, we had a total staff of 56 full-time employees and six independent contractors, of which four were involved in manufacturing and assembly of our products, 32 were engineers and technicians involved in research and development, three were in sales and marketing and three in customer service. The remaining 20 people were involved in administrative tasks. None of our employees are represented by a union. We consider our relations with our employees to be excellent.

Item 2.  Properties

Our principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007.

Item 3.  Legal Proceedings

We are not involved in any legal proceedings. However, we may from time to time be involved in legal proceedings in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4A.  Executive Officers of the Company

Our executive officers, their positions and their ages as of March 22, 2002, are as follows:

 Name                       Age      Position

 William F. Capp             53      President and Chief Executive Officer,
                                     Director
 Robert D. French            62      Vice President of Manufacturing
 Matthew L. Lazarewicz       51      Vice President of Engineering
 Stephen A. Spanos           38      Corporate Controller
 James M. Spiezio            53      Vice President of Finance and Chief
                                     Financial Officer


William F. Capp. Mr. Capp has served as our President and Chief Executive Officer since December 1, 2001when he joined Beacon Power. Prior to joining Beacon Power, Mr. Capp was the President of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of York International where he increased aftermarket sales by over 50% from 1997 to 1999, which were the two most profitable years in that division's history. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand. From 1992-1997, he served as Vice President and General Manager of the Compressor Division were he was responsible for an operation with over 700 employees. He managed a complex supply chain including over $100 million in purchases from a variety of companies. From 1989-1992, Mr. Capp was the Vice President of Technology for The Torrington Company, which is a $900 million manufacturer of bearings and precision components to the automotive and other industries worldwide. Mr. Capp assisted in the development of new products, new manufacturing technologies and project management. He also held numerous other engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor, and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University and his Master of Business Administration and Master's Degrees in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality.


Robert D. French. Mr. French joined us in April 2000 as Vice President of Manufacturing and is responsible for all phases of production. Prior to joining us, Mr. French worked for the General Electric Company in various capacities. His last position there was with the Aircraft Engine Group, where from 1995 to 2000, he worked on moving the U.S. Navy's newest fighter engine, the F414, from development to full production. Prior to this, Mr. French was involved in building and operating an automated factory for jet engine components and held positions as Manager of Engine Assembly and Flight Support and as Manufacturing Program Manager for several engine product lines. His professional career began with the U.S. Army Materials and Mechanics Research Center, where he progressed from Metallurgist to Director of the Metals and Ceramics Laboratory. Dr. French received his Bachelor's and Master's Degrees in Mechanical Engineering from Northeastern University and his Ph.D. in Engineering, with a major in Materials Science, from Brown University.

Matthew L. Lazarewicz. Mr. Lazarewicz has served as our Vice President of Engineering since February 1999. Prior to joining us, Mr. Lazarewicz worked for General Electric Company in various capacities. He started his 25-year career with the General Electric Company in the gas turbine division as a design engineer. After a transfer to GE Aircraft Engines, he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. Most recently he served as a manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter from 1991 to 1996. This included the development through production phases. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.

Stephen  A.  Spanos.  Mr.  Spanos  joined us in  January  2001 as our  Corporate
Controller. He has over fifteen years of financial accounting experience, including eight years of public accounting and seven years in financial management. Prior to joining Beacon Power, Mr. Spanos was with Waste Systems International, a publicly traded solid-waste management company, from October 1998 to January 2001 where he last served as Corporate Controller. From 1996 until October 1998, Mr. Spanos held financial management positions with Picturetel, a manufacturer of videoconferencing products and Zoom Telephonics, a manufacturer of modems and other telephony products. Mr. Spanos holds both a Bachelor of Science in Business Administration and a Master's of Business Administration from Boston University. Mr. Spanos is also a Certified Public Accountant.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the period indicated.

                                            High            Low

Fourth quarter 2001                        $ 1.85          $0.75
Third quarter 2001                         $ 6.06          $1.30
Second quarter 2001                        $ 8.20          $3.65
First quarter 2001                         $10.75          $4.81

Fourth quarter (November 17, 2000*
through December 31, 2000)                 $10.13          $6.13
--------------
* November 17, 2000 was the first day of trading for our common stock.

On March 19, 2002, the last reported sale price of the common stock on the NASDAQ National Market was $0.75 per share, and there were 257 holders of record of common stock.

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

Recent Sales of Unregistered Securities

During 2001, we issued no unregistered securities.

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

From November 16, 2000 to December 31, 2001, we spent approximately $9.0 million for inventory and materials used in research and development and $6.7 million for property and equipment, including the build-out of our facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of our initial public offering. We have spent approximately $15.5 million for other working capital needs. In addition to the above, we advanced funds totaling approximately $785,000 to three officers of the Company. Approximately $152,000 of these advances was repaid by the officers during 2001. The advances are expected to be repaid in full by the officers and are secured by the officers' holdings of Beacon Power Corporation common stock. Through March 22 of 2002, an additional $125,000 has been repaid on these advances, including one officer who has paid in full. The remainder of the net offering proceeds has been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Item 6.  Selected Consolidated Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

The following tables present selected historical financial data for the years ended December 31, 2001, 2000, 1999, 1998 and for the period from May 8, 1997, the date of our inception, through December 31, 2001.

                                                                                               Period from Date    Period from Date
                                                                                                 of Inception        of Inception
                                                       Year ended December 31,                 (May 8, 1997) to   (May 8, 1997) to
                                                                                                  December 31,        December 31,
                                                 2001         2000         1999          1998           1997               2001
                                             --------------------------------------------------------------------------------------
                                                                 (In Thousands, except Per Share Data)

Statement of Operations Data:
Revenues                                      $       -      $    50      $   269      $     -        $   232         $    551

Operating expenses:
   Selling, general and administrative            8,940        4,631        1,559        1,188          1,168           17,486
   Research and development                      17,628       12,715        3,506        3,524          2,292           39,664
   Loss on sales commitments                          -           51          325            -              -              376
   Depreciation and amortization                  1,324          401          219           78              -            2,022
                                             --------------------------------------------------------------------------------------
Total operating expenses                         27,892       17,798        5,609        4,790          3,460           59,548
                                             --------------------------------------------------------------------------------------
Loss from operations                            (27,892)     (17,748)      (5,340)      (4,790)        (3,228)         (58,997)
Interest and other income (expense), net          1,746          330         (331)          (3)           117            1,857
                                             --------------------------------------------------------------------------------------
Net loss                                        (26,146)     (17,418)      (5,671)      (4,793)        (3,111)         (57,140)

Preferred stock dividends                             -      (35,797)        (917)        (112)             -          (36,826)
Accretion of redeemable convertible
  preferred stock                                     -          (64)         (42)          (7)             -             (113)
                                             --------------------------------------------------------------------------------------
Loss to common shareholders                   $(26,146)   $  (53,279)      (6,630)      (4,912)        (3,111)         (94,079)
                                             ======================================================================================
Net loss per share, basic and diluted         $ (0.61)    $   (10.77)    $(393.52)    $(291.58)     $ (184.67)
                                             =====================================================================
Shares used in computing net loss per
share, basic and diluted                        42,551         4,946           17           17             17
                                             =====================================================================



                                                                  As of December 31,
                                                 2001        2000          1999         1998        1997
                                              -----------------------------------------------------------
                                                                    (In thousands)
Balance Sheet Data:
Cash and cash equivalents                      $34,602      $62,497     $    234     $  2,491       $ 30
Working capital                                 32,788       59,224         (878)       1,481        (29)
Total assets                                    42,131       67,738          974        2,992        112
Redeemable convertible preferred stock               -            -        4,535        4,493          -
Total stockholders' equity (deficiency)        $38,981      $63,308     $ (8,591)     $(2,720)      $ (1)


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

Overview

We design, develop and offer for sale battery-free, flywheel-based power systems to provide highly reliable, cost-competitive, environmentally-friendly, uninterruptible electric power for industrial manufacturing plants, commercial facilities, communications and computer networks, the Internet. Although we have been a producer of high-energy flywheel-based products, we will soon be offering, high-power uninterruptible power supply (or UPS) flywheel-based products. We expect to be able to deliver the first of these proposed high-power
 UPS products during the third quarter of 2002.

From our inception through December 31, 2001 we have incurred losses of approximately $94.1 million. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of full manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Revenues. During the fourth quarter of 2000 and throughout 2001, we shipped our first units. While we have orders to ship six additional commercial units in 2002, we are seeking other markets for our current products and other future products. Prior to the fourth quarter of 2000, our revenues were the result of development contracts with government entities focused on the design of flywheel technologies. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. During 2001, we increased our sales and marketing effort by hiring five sales persons and initiating several marketing research efforts to help us find markets for our current and future products. Prior to 2001, our historical sales and marketing expenses have not been material. We continue to rely on engineering personnel to provide technical specifications and product overviews to our potential customer base. We expect sales and marketing expenses to continue to increase as we expand our marketing efforts to seek new markets for our products. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. During October 2001 and again in March 2002, we reduced our headcount in sales and marketing and in administration functions. As a result of these reductions, we expect our selling, general and administrative expenses to be reduced during 2002 as compared to 2001.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. These costs increased significantly during 2001 as we completed the designs of our 2kWh unit and our 6kWh units as well as the related electronics. While we do not expect to incur any significant additional costs for the 2kWh or 6kWh units, we do expect to incur significant costs for the design and development of our high-powered products. These costs began in the first quarter of 2002 and are expected to continue throughout the remainder of 2002 and into 2003. As a part of the new strategy for moving into the high-powered market, we have reduced the number of our development teams from two to one. The one team will focus solely on the high-powered design. As a result of this, we reduced our headcount with respect to development engineers significantly in March 2002. Therefore, while we will continue to develop the new high-powered products, we expect our cost of research and development in 2002 to be reduced compared to 2001.

Loss on Sales Commitments. We will establish reserves for anticipated losses on sales commitments when our cost estimates indicate a loss will be incurred. We accrued such losses during the year based on our estimated costs to complete delivery commitments during 2000 and 2001. We have adjusted our delivery schedule and reversed projected losses contemplated earlier in 2000 and 2001. We expect to decrease our cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. We do have intellectual property in the form of a patent on our vacuum system that we will begin to amortize in 2002. We also expect to obtain other patents during 2002 and beyond.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to interest income attributable to cash on hand from our private financings and initial public offering and interest expense associated with our capital.

Preferred Stock Dividends. Prior to our initial public offering of our common stock, we had various classes of preferred stock outstanding each of which was entitled to receive dividends. We accrued dividend expense monthly according to the requirements of each class of preferred stock. In addition, we issued warrants to purchase common stock in conjunction with the issuance of certain classes of the preferred stock. Any value assigned to these warrants is charged to dividend expense. As a result of our initial public stock offering during the fourth quarter of 2000, we no longer have any preferred stock outstanding. All outstanding dividends were paid in full during 2001.

Results of operations:

Comparison of Year ended December 31, 2001 and 2000

Revenue. During 2001 we shipped 20 flywheel units. These units were primarily demonstration and test units. As such, any proceeds from the sale of these units were applied as a reduction against research and development expense. We recorded $50,000 of revenue during the year ended December 31, 2000. This revenue was derived from a milestone related shipment of our first two units. No revenue was recognized for five other units that we shipped in the fourth quarter of 2000. Proceeds from these sales totaling $69,000 were applied as a reduction against research and development expense in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2001 totaled approximately $8,940,000 compared to approximately $4,631,000 during the year ended December 31, 2000. This increase of $4,309,000 is primarily the result of increased compensation and benefit costs due to the increased staffing required for infrastructure development and expansion of our sales and marketing effort. During October 2001 and again in March 2002, we reduced our headcount in sales and marketing and in administration functions. As a result of these reductions, we expect our selling, general and administrative expenses to be reduced during 2002 as compared to 2001.

Research and Development Expenses. Research and development expenses for 2001 were approximately $17,628,000, compared to approximately $12,715,000 during 2000. This increase of $4,913,000 is primarily the result of increased compensation and benefit costs related to an increase in the number of engineering and manufacturing personnel and materials used for product development. These costs increased significantly during 2001 as we completed the designs of our 2kWh unit and our 6kWh units as well as the related electronics. While we do not expect to incur any significant additional costs for the 2kWh or 6kWh units, we do expect to incur significant costs for the design and development of our high-powered products. These costs began in the first quarter of 2002 and are expected to continue throughout the remainder of 2002 and into 2003. As a part of the new strategy for moving into the high-powered market, we have reduced the number of our development teams from two to one. The one team will focus solely on the high-powered design. As a result of this, we reduced our headcount with respect to development engineers significantly in March 2002. Therefore, while we will continue to develop the new high-powered products, we expect our cost of research and development in 2002 to be reduced compared to 2001.

Loss on Sales Commitments. Loss on sales commitments for 2000 was approximately $51,000. No loss on sales commitments was recorded during 2001. We accrued these losses during 2000 based on our estimated costs to complete delivery commitments during 2000 and 2001. We have adjusted our delivery schedule and reversed projected losses contemplated earlier in 2000. As a result, at both December 31, 2001 and 2000 there was no cumulative accrual.

Depreciation and Amortization. Depreciation and amortization for 2001 were approximately $1,324,000 compared to approximately $401,000 during 2000. This increase of $923,000 is attributable to amortization of leasehold improvements at the new facility in Wilmington MA as well as amortization on additional machinery and equipment and other capital assets acquired in 2001.

Interest and Other Income/(Expense), net. Our net non-operating income for 2001 was approximately $1,746,000 compared to approximately $330,000 in 2000. The increase is attributable to interest income associated with the higher cash balances resulting from our stock offering during the fourth quarter of 2000.

Preferred Stock Dividends. During 2000, we accrued preferred stock dividends on redeemable convertible preferred stock of approximately $35,797,000. Of this amount $33,000,000 was a non-cash charge from the issuance of warrants in connection with the issuance of our Class F redeemable convertible preferred stock. In addition, we recorded a $1,300,000 non-cash charge from the issuance in warrants to purchase common stock in conjunction with the issuance of our Class D redeemable convertible preferred stock. As a result of our initial public stock offering during the fourth quarter of 2000, we no longer have any preferred stock outstanding. All outstanding dividends were paid in full during 2001.

Comparison of Year ended December 31, 2000 and 1999

Revenue. We recorded $50,000 of revenue during the year ended December 31, 2000. This revenue was derived from a milestone related shipment of our first two units. No revenue was recognized for five other units that we shipped in the fourth quarter. Proceeds from these sales totaling $90,000 were applied as a reduction against research and development expense in 2001. During 1999 our revenue was approximately $269,000, which resulted from work performed on contracts to demonstrate applications of our technologies.

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

Liquidity and Capital Resources

Our cash requirements depend on many factors, including our research and development activities, continued efforts to commercialize our products and additional market development. We expect to make significant expenditures to fund our working capital, develop our technologies and explore opportunities to find and develop other markets to sell our products. From our inception to date, our primary cash requirements have been to fund research and development, establish production capabilities including capital expenditures and for working capital including various infrastructure costs.

Net cash used in operating activities was approximately ($24,220,000), ($12,458,000) and ($4,840,000) for 2001, 2000, and 1999, respectively. The primary component to the negative cash flow from operations is from the net losses. For the year 2001, we had a net loss of approximately ($26,146,000). This was offset by approximately $1,324,000 for depreciation and amortization; $347,000 for a non-cash expense from the change in stock option terms for certain terminated employees; other non-cash consulting expenses of $340,000; $303,000 for a non-cash charge in connection with the settlement of a lawsuit and approximately $109,000 from the sale or disposal of certain fixed assets and tooling. Changes in operating assets and liabilities used approximately $497,000 of cash during 2001. The primary components were decreased accounts payable and accrued expenses of approximately $857,000 and decreased inventory of approximately $208,000. These were offset by decreased prepaid expenses and other current assets of approximately $274,000 and an increase in our accrual for accrued compensation and benefits of $444,000. For the year 2000 we had a net loss of approximately ($17,418,000) offset by non-cash expenses of approximately 3,799,000. Changes in operating assets and liabilities generated cash of approximately $1,161,000 during 2000. For the year 1999 we had a net loss of approximately ($5,671,000) offset by non-cash expenses of approximately $1,014,000. Changes in operating assets and liabilities used approximately ($183,000) of cash during 1999.

Net cash used in investing activities was approximately ($3,655,000), ($3,702,000) and ($461,000) for 2001, 2000 and 1999, respectively. The principal uses of cash were related to the purchase of equipment including the leasehold improvements to the new operating facility and the payment of security deposits pursuant to obtaining the new facility lease.

Net cash used from financing activities was approximately $21,000 during 2001. This compares to net cash generated of approximately $78,423,000 and $3,045,000 for 2000 and 1999, respectively. During 2001, the principal sources of cash were approximately $829,000 from the exercise of employee stock options and shares of common stock issued under out Employee Stock Purchase Plan. In addition we refinanced certain fixed assets under capital leases that generated approximately $496,000. These proceeds were offset by the payment of dividends accrued in 2000 related to various classes of preferred stock of approximately $1,159,000 and the repayment of capital leases of $186,000. During 2000, the principal source of cash was our initial public stock offering which raised approximately $49,341,000 net of $5,858,000 of expenses associated with the offering. Additionally, we raised approximately $28,352,000 during 2000 through our sale of Class F Preferred stock. During 1999, we received cash proceeds of $3,150,000 from the issuance of notes payable to investors. Remaining proceeds from our initial public stock offering of approximately $34.6 million at December 31, 2001 were held in short-term, interest-bearing investment grade securities to provide liquidity for operations.

Based upon our operating plan and our recent reduction in headcount, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the next 24 months. Inasmuch as we do not expect to become profitable during this period, our ability to continue as a going concern thereafter will depend on our being able to raise additional capital. We may not be able to raise this capital at all, or if we are able to do so, it may be on terms that are extremely dilutive to our shareholders.

Impact of Recently Issued Accounting Standards Not Yet Implemented

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We do not expect adoption of this statement to have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. We do not expect adoption of this statement to have a material impact on its financial position or results of operations.

Inflation

We do not believe our operations have been materially affected by inflation.

Certain Factors Affecting Future Operating Results

The Value Proposition of our High-Energy Products may not be Recognized

There can be no assurance that we will be able to compete successfully against batteries in the high-energy market unless we successfully establish the value proposition of our products based upon dependability, environmental benefits, and long maintenance-free life of our products.


We Will Need Additional Financing Which May not Be Available to Us on Acceptable Terms or At All.

We will need to secure additional financing in the future to carry out our business plan. We believe our cash balances will fund our operations for approximately 24 months. We may also need additional financing for a variety of reasons including:

   o  expanding research and development;

   o  expanding manufacturing equipment and facilities faster than planned;

   o  funding additional working capital; or

   o  acquiring complementary products, businesses or technologies.

We cannot be certain that we will be able to raise additional funds on terms acceptable to us, or at all. Any future financing may result in dilution to our shareholders. If future financing is not available or is not available on acceptable terms, our business, results of operations and financial condition would be materially adversely affected. See "Selected Historical Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Our Stockholders may Suffer Substantial Dilution if we Issue Additional Equity to Obtain Financing.

If we raise additional funds by issuing additional equity securities, our existing stockholders will likely experience substantial dilution. Furthermore, the newly issued securities could have rights superior to the rights of the common stock outstanding.


Our Stock May be Disqualified from the National Market System of Nasdaq

By letter dated March 13, 2002, the Nasdaq notified us that because our stock has been trading for less than one dollar for 30 consecutive trading days, on June 11, 2002 our stock will be removed from the National Market System unless it trades for more than one dollar for ten trading days before that date. If our stock is so removed, we plan to apply to have our stock quoted on the SmallCap Market, but there is no assurance that this application will be granted. If it is not granted, our stock will be quoted on the OTCBB.


We Face Intensified Competition from Batteries Due to Their Declining Prices and improved life. As a Consequence Our Customers are Less Likely to Realize the Value Proposition of Our Products.

The performance of batteries has improved while battery prices have declined due to lower volume demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. These changes in battery pricing and performance make it more difficult for us to establish a value proposition of our high-energy products.


Our Initial Target Market, the Communications Industry, Has Experienced a Sharp Decline, Which may Adversely Affect Our Financial Performance and Stock Price.

We initially targeted the communications markets for the sale of our high-energy products. However, this industry, which had previously sustained high rates of infrastructure build-out, has experienced a sharp decline in build-out as well as maintenance spending. Significant reductions in both maintenance budgets and capital build-out budgets at telecommunications companies made these potential customers more conservative with their spending and expenditure analysis and less willing to try new technology solutions, such as our products.


It Is Difficult to Evaluate Us and to Predict Our Future Performance, Because We Have a Short Operating History and Are a Development Stage Company. Therefore, Our Future Financial Performance May Disappoint Investors and Result in a Decline in Our Stock Price.

We have a limited operating history. We were formed in May 1997 to commercialize electrical power systems based on flywheel energy storage. We are a development stage company making the transition to the manufacturing of new products in a new and developing sector. Unless we can achieve significant market acceptance of our products at volumes and with margins that allow us to cover our costs of operations, we may never advance beyond our start-up phase. In light of the foregoing, it is difficult or impossible for us to predict future results and investors should not be assured that we will have future revenue growth. See "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2003.

We have incurred net losses to common shareholders and negative cash flows since our inception in May 1997. We had net losses to common shareholders of approximately ($26,146,000) in 2001, ($53,279,000) in 2000 and ($6,630,000) in
1999. Since our inception in May 1997, we have had net losses to common shareholders totaling ($94,078,000). We expect to continue to incur net losses through at least 2003. Although we are looking for ways to economize and reduce costs, our efforts may prove even more expensive than we currently anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


We Have Very Limited Experience Manufacturing Flywheel Energy Storage Systems on a Commercial Basis, and We May Be Unable to Achieve Profitability.

We may not achieve profitability if we cannot develop or obtain efficient, low-cost manufacturing capability, processes and suppliers that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to meet our product commercialization schedule, if any, or to satisfy the requirements of our customers or the market generally. To date, we have focused primarily on research and development and have no experience manufacturing flywheel energy storage systems on a commercial basis. See "Business."


We Might Fail to Develop a Successful High- Power UPS Product .

The successful development of our high-power UPS products will involve significant technological challenges including:

   o reducing manufacturing costs for the flywheel's shaft, hub and rim, bearings and related electronics in order to make them profitable;

   o ensuring minimal warranty expenses through design and quality control;

   o extending the product to  new applications.


Because We Depend on Third-Party Suppliers for the Development and Supply of Key Components for Our Products, and Because We Do Not Have Contracts with These Suppliers, We Could Experience Disruptions in Supply that Could Delay or Decrease Our Revenues.

Our business, prospects, results of operations, or financial condition could be harmed if we are unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, we rely on third-party suppliers for several of our key components. We do not have any contracts with these suppliers. If these suppliers should fail to timely deliver components that meet our quality, quantity, or cost standards, then we could experience production delays or cost increases and our financial performance could be adversely affected. Because the components with limited sources are key components that are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, we could experience shortages in supply or be unable to be cost competitive in the markets we are pursuing. The supplier of the flywheel unit for our new high-power UPS product and the supplier of the control electronics for that product are both single source suppliers, and the loss or interruption of supply from either of these suppliers would adversely affect our ability to market our high-power UPS product, and thus, our financial results. See "Business."


In the Event of SignificantSales Growth, We Will Need to Develop or Obtain Manufacturing Capacity for Our Products. There Can be No Assurance That We Will be Able to Accomplish TheseTasks.

If we have an opportunity to produce significant volumes of products to satisfy customer demands, we will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. We may need to establish additional manufacturing facilities or expand our current facilities. We have no experience in the volume manufacture of flywheel systems and there can be no assurance that we will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all.


We Face Intense Competition and We May Be Unable to Compete Successfully.

The markets for highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are developing flywheel energy storage technology. We also compete with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of flywheel energy storage systems for sale to our potential customers they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than our systems and could be brought to market more quickly than ours. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among our potential customers. These competitors may also be better able than us to adapt quickly to customers' changing demands and to changes in technology. See "Business."

Technological advances in alternative energy products or other alternative energy technologies may render our systems obsolete. We do not presently have any products or technologies other than flywheel systems under development. Our system is, however, only one of a number of alternative energy products being developed by potential competitors that have potential commercial applications, including super capacitors, fuel cells, advanced batteries, and other types of alternative energy technologies. See "Business."

The performance of batteries has improved while battery prices have declined due to lower volume demand from the communications markets and others and increased competition resulting from an expansion of the number of battery manufacturers. These changes in battery pricing and performance coupled with the lack of recognition of the value proposition of our high-energy products have precluded the general acceptance of our high-energy products.


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


Safety Failures by Our Products or Those of Our Competitors Could Reduce Market Demand or Acceptance for Flywheels in General.

A serious accident involving either our flywheels or our competitors' flywheels could be a significant deterrent to customer acceptance and adversely affect our financial performance. With any form of energy storage, including machinery, chemicals, fuel or other means of energy storage, there is the possibility of accident. If a flywheel fails and the energy stored is released, the flywheel could break apart and the pieces could be ejected at a high rate of speed. However, we have designed our flywheels so that if they fail, the flywheel is expected to shut down rather than to disintegrate. To date, our testing validates this design conclusion. Also, we believe that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate rather than (as in the case of metal) to break into a small number of large fragments which have greater possibility of penetrating a containment vessel. A consortium of government, academic, and industry representatives has been formed to address containment flywheel safety.in the event of this kind of flywheel failure. At this early stage of commercialization, there are differing approaches to containment safety.with disagreement in the community on the most effective means.


Our Financial Performance Could Be Adversely Affected by Our Need to Hire and Retain Key Executive Officers and Skilled Technical Personnel.

Because our future success depends to a large degree on the success of our technology, our competitiveness will depend significantly on whether we can attract and retain skilled technical personnel, especially engineers, and can retain members of our executive team. We have employment agreements only with Messrs. Capp, Spiezio, Lazarewicz and French. Mr. Capp's employment is in effect until December 1, 2004, but the other employment agreements will expire on October 26, 2002.

In the fourth quarter of 2001 and the first quarter of 2002, we substantially reduced our workforce. Competition for skilled personnel is intense, and as we seek to determine the right size for our workforce, we may not be successful in attracting and retaining the personnel or executive talent necessary to develop our products and operate profitably. Because we must have a certain number of skilled technical personnel, there is a limit to the amount by which we can reduce expenses while maintaining development programs.


There May Be Only a Modest Number of Potential Customers for Our High-Power UPS Products. To the Extent We Obtain Customers, We May Have To Rely On A Limited Number Of Such Customers, And Our Business May Be Adversely Affected By The Loss Of, Or Reduced Purchases By, Any One Of Those Customers.

There may only be a limited number of potential customers for our high-power UPS product, in which case we will be subject to the risk that the loss of or reduced purchases by any single customer could adversely affect our business.


If We Are Unable to Successfully Market, Distribute and Service Our Products Internationally We May Experience a Shortfall in Expected Revenues and Profitability Which Could Lead to a Reduction in Our Stock Price.

In addition to the risks we face when operating within the US, additional risks are present when we operate internationally. A part of our business strategy may be to expand our customer base by marketing, distributing and servicing our products internationally through distributors. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our ability to properly service our products internationally will depend on third party service providers. There is no assurance that we will be able to locate service providers in every region or that these providers will effectively service our products. Also, our success in those markets will depend, in part, on our ability to secure foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations are subject to other inherent risks, including potential difficulties in establishing satisfactory distributorship relationships and enforcing contractual obligations and intellectual property rights in foreign countries, fluctuations in currency exchange rates. If we are unable to successfully market, distribute or service our products internationally, we may never experience profitability and our stock price may decline.


Any Failure to Protect Our Intellectual Property Could Seriously Impair Our Competitive Position.

We cannot assure you that we have or will be able to maintain a significant proprietary position on the basic technologies used in our flywheel systems. Our ability to compete effectively against alternative technologies will be affected by our ability to protect our proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending or future patent applications under which we have rights will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes, or will protect us from competitors. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in our business. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights.

Further, our competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors or others. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors or others to limit or eliminate any competitive advantages we may have, thereby harming our business prospects. See "Business."


Our Majority Stockholders Will Control All Matters Requiring a Stockholder Vote, Which will Limit Other Investors' Ability to Influence the Outcome of Matters Requiring Stockholder Approval.

Stockholders who owned our company prior to our initial public offering own approximately 59.0% of our outstanding stock as of December 31, 2001. If a sufficient number of these stockholders were to vote together as a group, they would have the ability to control our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. These stockholders may use their influence to approve actions that are adverse to the interest of other investors, which could depress our stock price.


The Share Prices of Companies in Our Sector have been Highly Volatile and Our Share Price Could Be Subject to Extreme Price Fluctuations.

The markets for equity securities of high technology companies, including companies in the power reliability and power quality markets, have been highly volatile recently and the market price of our common stock has been and may continue to be subject to significant fluctuations. This could be in response to operating results, announcements of technological innovations or new products by us, or our competitors, patent or proprietary rights developments and market conditions for high technology stocks in general. In addition, stock markets, in particular the Nasdaq National Market, in recent years have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock, which could affect our ability to attract additional capital to fund our operations.


Provisions of Delaware Law and of Our Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with our annual stockholder meeting in 2001, we implemented a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one year. Additionally, our board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At December 31, 2001, we had approximately $60,000 of cash equivalents which were held in a non-interest bearing checking account. Also at December 31, 2001, we had approximately $5,664,000 invested in interest-bearing money market accounts; approximately $1,996,000 in high-grade commercial paper and approximately $26,882,000 in high-grade bonds. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $150,000, which we do not feel is material.

Item 8.  Financial Statements and Supplementary Data

                            BEACON POWER CORPORATION
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                           Page


Independent Auditors' Report                                                25

Consolidated Balance Sheets at December 31, 2001 and 2000                   26

Consolidated Statements of Operations for the years ended
 December 31, 2001, 2000 and 1999 and for the period
 May 8, 1997 (date of inception) to December 31, 2001.                      27

Consolidated Statements of Stockholders' Equity
 (Deficiency) for the years  ended December 31, 2001,
 2000 and 1999 and for the period  May 8, 1997 (date
 of inception) to December 31, 2001.                                        28

Consolidated Statements of Cash Flows for the years
 ended December 31, 2001, 2000 and 1999 and for the
 period May 8, 1997 (date of inception) to December
 31, 2001.                                                                  32

Notes to Consolidated Financial Statements                                  34

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Beacon Power Corporation:

We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and subsidiary (the "Company") (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001 and for the period from May 8, 1997 (date of inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and the period from May 8, 1997 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 8, 2002

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                           December 31,
                                                        2001            2000
                                                      --------------------------
Assets
Current assets:
  Cash and cash equivalents                           $ 34,601,585   $62,497,102
  Inventory                                                      -       207,613
  Prepaid expenses and other current assets              1,131,065       857,137
                                                      --------------------------
   Total current assets                                 35,732,650    63,561,852

Property and equipment, net (Note 3)                     6,188,507     3,417,884
Deposits                                                     8,292       673,278
Other assets                                               201,504        84,992
                                                     ---------------------------
Total assets                                          $ 42,130,953   $67,738,006
                                                     ===========================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $    911,465    $1,728,330
  Accrued compensation and benefits                        721,130       277,086
  Due to related party (Note 13)                            35,532        52,725
  Dividends payable (Note 8)                                     -     1,159,373
  Other accrued expenses                                   941,100       981,671
  Current portion of capital lease
    obligations (Note 4)                                   335,145       138,648
                                                      --------------------------
   Total current liabilities                             2,944,372     4,337,833

Capital lease obligations, net of
  current portion (Note 4)                                 205,352        92,245
Commitments (Note 5)

Stockholders' equity:
  Preferred stock(Note 6)
  Common stock, $.01 par value;
    110,000,000 shares authorized;
    42,770,856 and 42,033,314 shares
    issued and outstanding in 2001 and
    2000, respectively                                     427,709       420,333
  Deferred stock compensation                             (211,564)  (2,070,659)
  Additional paid-in capital                           132,911,256   132,958,758
  Deficit accumulated during
    the development stage                              (94,146,172) (68,000,504)
                                                      --------------------------
   Total stockholders' equity                           38,981,229    63,307,928
                                                      --------------------------
Total liabilities and stockholders' equity            $ 42,130,953  $ 67,738,006
                                                      ==========================


                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                Cumulative from
                                                                                                  May 8, 1997
                                                                                                   (Date of
                                                                                                  Inception,)
                                                   Year ended         Year ended     Year ended        through
                                                   December 31       December 31     December 31     December 31
                                                      2001               2000           1999            2001
                                                ----------------------------------------------------------------

Revenue                                             $          -   $      50,000   $    268,868    $    551,184

Operating expenses:
 Selling, general and administrative                   8,939,589       4,630,915      1,558,985      17,486,125
 Research and development                             17,627,714      12,714,823      3,506,031      39,664,014
 Loss on sales commitments                                     -          50,974        325,000         375,974
 Depreciation and amortization                         1,323,958         401,013        218,594       2,021,773
                                                ----------------------------------------------------------------

  Total operating expenses                            27,891,261      17,797,725      5,608,610      59,547,886
                                                ----------------------------------------------------------------

Loss from operations                                 (27,891,261)    (17,747,725)    (5,339,742)    (58,996,702)

Other income (expense):
 Interest income                                       2,157,724         747,202         25,118       3,057,969
 Interest expense                                       (303,160)       (370,299)      (356,869)     (1,045,058)
 Other expense                                          (108,971)        (47,216)             -        (156,187)
                                                ----------------------------------------------------------------
  Total other income (expense), net                    1,745,593         329,687       (331,751)      1,856,724
                                                ----------------------------------------------------------------

Net loss                                             (26,145,668)     17,418,038)    (5,671,493)    (57,139,978)

Preferred stock dividends (Note 8)                             -     (35,796,675)      (916,852)    (36,825,680)
Accretion of redeemable convertible
preferred stock                                                -         (64,435)       (41,671)       (113,014)
                                                ----------------------------------------------------------------
Loss to common shareholders                         $(26,145,668)  $ (53,279,148)  $ (6,630,016)  $ (94,078,672)
                                                ================================================================
Loss per share - basic and diluted                  $      (0.61)  $      (10.77)  $    (393.52)
                                                ================================================
Weighted-average common shares outstanding            42,550,502       4,946,411         16,848
                                                ================================================


                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                      Class A                   Class C
                                                   Preferred Stock           Preferred Stock               Common Stock
                                                Shares        Amount       Shares      Amount          Shares          Amount
                                             -----------------------------------------------------------------------------------
Balance at May 8, 1997 (Date of Inception)            -     $        -            -   $        -              -      $         -
Issuance of founder's shares                          -              -            -            -      6,750,000           67,500
Issuance of Class A preferred stock           1,125,000      5,000,000            -            -              -                -
Recapitalization                              3,373,313         67,466            -            -     (6,746,626)         (67,466)
Rounding for fractional shares                        -              -            -            -             (2)               -
Issuance of Class C preferred and
common stock                                          -              -            6       29,866         13,476              134
Accrual of consulting expense                         -              -            -            -              -                -
Repayment of subscription receivable                  -              -            -            -              -                -
Net loss                                              -              -            -            -              -                -
                                         ---------------------------------------------------------------------------------------
Balance, December 31, 1997                    4,498,313      5,067,466            6       29,866         16,848              168

Issuance of Class A preferred stock
for services                                    120,000        300,000            -            -              -                -
Issuance of Class A preferred stock
for services and interest on loans                4,594         11,485            -            -              -                -
Dividend on Class D redeemable
convertible preferred stock                           -              -            -            -              -                -
Repayment of subscription receivable                  -              -            -            -              -                -
Amortization of deferred consulting
expense, net                                          -              -            -            -              -                -
Accretion of redeemable preferred stock
to redemption value                                   -              -            -            -              -                -
Net loss                                              -              -            -            -              -                -
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 1998                    4,622,907      5,378,951            6       29,866         16,848              168

Issuance of Class A preferred stock
for services                                    145,000        362,500            -            -              -                -
Dividend on Class D redeemable
convertible preferred stock                           -              -            -            -              -                -
Deferred stock compensation                           -              -            -            -              -                -
Amortization of deferred stock
compensation                                          -              -            -            -              -                -
Amortization of deferred consulting
expense, net
Issuance of warrants to holders of Class
D redeemable convertible preferred stock              -              -            -            -              -                -
Issuance of warrants for bridge loans                 -              -            -            -              -                -
Accretion of redeemable preferred stock
to redemption value                                   -              -            -            -              -                -
Net loss                                              -              -            -            -              -                -
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 1999                    4,767,907      5,741,451            6       29,866         16,848              168

Dividends on redeemable convertible
preferred stock                                       -              -            -            -              -                -
Issuance of warrants                                  -              -            -            -              -                -
Deferred stock compensation                           -              -            -            -              -                -
Amortization of deferred stock
compensation                                          -              -            -            -              -                -
Accretion of redeemable preferred stock
to redemption value                                   -              -            -            -              -                -
Proceeds from stock offering                          -              -            -            -      9,200,000           92,000
Conversion of Class A preferred stock        (4,767,907)    (5,741,451)           -            -      9,535,814           95,358
Conversion of Class C preferred stock                 -              -           (6)     (29,866)            12                -
Conversion of redeemable convertible
preferred stock                                       -              -            -            -     19,823,704          198,237
Deferred consulting                                   -              -            -            -              -                -
Common stock issuance for consulting                  -              -            -            -        134,464            1,345
Payment of accrued dividend                           -              -            -            -        859,330            8,593
Cashless warrant exercise                             -              -            -            -      1,982,876           19,829
Exercise of stock options                             -              -            -            -        480,266            4,803
Net loss                                              -              -            -            -              -                -
                                         ---------------------------------------------------------------------------------------
Balance, December 31, 2000                            -    $         -            -     $      -     42,033,314       $  420,333

Issuance of stock options                             -              -            -            -              -                -
Deferred stock compensation                           -              -            -            -              -                -
Amortization of deferred stock
compensation                                          -              -            -            -              -                -
Common stock issued through Employee
Stock Purchase Plan                                   -              -            -            -         54,956              550
Common stock issuance for consulting
Change in option terms for severed
employees                                             -              -            -            -              -                -
Exercise of stock options                             -              -            -            -        682,586            6,826
Net loss                                              -              -            -            -              -                -
                                         ---------------------------------------------------------------------------------------
Balance, December 31, 2001                            -    $         -            -     $      -     42,770,856       $  427,709
                                         =======================================================================================


                See notes to consolidated financial statements.

                                                                                                                        Total
                                               Deferred     Deferred     Additional       Stock                      Stockholders'
                                              Consulting     Stock         Paid-in     Subscription   Accumulated    (Deficiency)
                                               Expense    Compensation     Capital      Receivable      Deficit         Equity
                                             ------------------------------------------------------------------------------------
Balance at May 8, 1997 (Date of inception)    $       -     $       -     $       -      $        -    $        -      $        -

Issuance of founder's shares                          -             -             -               -       (67,500)              -
Issuance of Class A preferred stock for
services                                              -             -             -      (5,000,000)            -               -
Recapitalization                                      -             -             -               -             -               -
Rounding for fractional shares                        -             -             -               -             -               -
Issuance of Class C preferred and common
stock                                                 -             -             -               -             -          30,000
Accrual of consulting expense                    87,500             -             -               -             -          87,500
Repayment of subscription receivable                  -             -             -       2,992,492             -       2,992,492
Net loss                                              -             -             -               -    (3,111,381)     (3,111,381)
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 1997                       87,500             -             -      (2,007,508)   (3,178,881)         (1,389)

Issuance of Class A preferred stock for
services                                      (150,000)             -             -               -             -         150,000
Issuance of Class A preferred stock for
services and interest on loans                       -              -             -               -             -          11,485
Dividend on Class D redeemable
convertible preferred stock                          -              -             -               -      (112,153)       (112,153)
Repayment of subscription receivable                 -              -             -       2,007,508             -       2,007,508
Amortization of deferred consulting
expense, net                                    25,000              -             -               -             -          25,000
Accretion of redeemable preferred stock
to redemption value                                  -              -             -               -        (6,908)         (6,908)
Net loss                                             -              -             -               -    (4,793,398)     (4,793,398)
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 1998                     (37,500)             -             -               -    (8,091,340)     (2,719,855)

Issuance of Class A preferred stock           (125,000)             -             -               -             -         237,500
Dividend on Class D redeemable
convertible preferred stock                          -              -             -               -      (636,852)       (636,852)
Deferred stock compensation                                   (65,318)       65,318               -             -               -
Amortization of deferred stock
compensation                                                    8,670             -               -             -           8,670
Amortization of deferred consulting
expense, net                                    62,500              -             -               -             -          62,500
Issuance of warrants to holders of Class
D redeemable convertible preferred stock             -              -       280,000               -      (280,000)              -
Issuance of warrants for bridge loans                -              -       170,000               -             -         170,000
Accretion of redeemable preferred stock
to redemption value                                  -              -             -               -       (41,671)        (41,671)
Net loss                                             -              -             -               -    (5,671,493)     (5,671,493)
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 1999                    (100,000)       (56,648)      515,318               -   (14,721,356)     (8,591,201)

Dividends on redeemable convertible
preferred stock                                      -              -             -               -    (1,496,675)     (1,496,675)
Issuance of warrants                                 -              -    36,070,366               -   (34,300,000)      1,770,366
Deferred stock compensation                          -     (2,944,649)    2,944,649               -             -               -
Amortization of deferred stock
compensation                                         -        930,638             -               -             -         930,638
Accretion of redeemable preferred stock
to redemption value                                  -              -             -               -       (64,435)        (64,435)
Proceeds from stock offering, net of
expenses                                             -              -    49,249,537               -             -      49,341,537
Conversion of Class A preferred stock                -              -     5,646,093               -             -               -
Conversion of Class C preferred stock                -              -        29,866               -             -               -
Conversion of redeemable convertible
preferred stock                                      -              -    36,496,431               -             -      36,694,668
Deferred consulting                            598,284              -             -               -             -         598,284
Common stock issuance for consulting          (498,284)             -       496,939               -             -               -
Payment of accrued dividend                          -              -     1,077,714               -             -       1,086,307
Cashless warrant exercise                            -              -       (19,829)              -             -               -
Exercise of stock options                            -              -       451,674               -             -         456,477

Net loss                                             -              -             -               -   (17,418,038)    (17,418,038)
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 2000                           -     (2,070,659)  132,958,758               -   (68,000,504)     63,307,928

Issuance of stock options                            -              -       303,160               -             -         303,160
Deferred stock compensation                          -      1,566,906    (1,566,906)              -             -               -
Amortization of deferred stock
compensation                                         -        340,081             -               -             -         340,081
Common stock issued through Employee
Stock Purchase Plan                                  -              -       109,394               -             -         109,944
Common stock issuance for consulting                 -        (47,892)       47,892               -             -               -
Change in option terms for severed
employees                                            -              -       346,591               -             -         346,591
Exercise of stock options                            -              -       712,367               -             -         719,193
Net loss                                             -              -             -               -   (26,145,668)    (26,145,668)
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 2001                    $       -  $  (211,564)  $132,911,256       $       -  $(94,146,172)    $38,981,229
                                         ========================================================================================


                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                         Cumulative from
                                                                                                            May 8, 1997
                                                                                                             (Date of
                                                                                                             Inception)
                                                             Year ended      Year ended    Year ended         through
                                                             December 31     December 31   December 31      December 31
                                                                 2001           2000          1999               2001
                                                            -------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                   $ (26,145,668)  $(17,418,038)   $(5,671,493)    $(57,139,978)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                 1,323,958        401,013        218,594        2,021,773
  Loss on sale of fixed assets                                    108,971         47,416              -          156,387
  Interest expense relating to issuance of warrants                     -        201,000        170,000          371,000
  Non-cash charge for change in option terms                      346,591              -              -          346,591
  Non-cash charge for option issue                                303,160              -              -          303,160
  Amortization of deferred consulting expense, net                      -        598,284        300,000        1,160,784
  Amortization of deferred stock compensation                     340,081        930,638              -        1,270,719
  Warrants issued for consulting services                               -      1,569,366              -        1,569,366
  Accrued loss on sales commitments                                     -         50,974        325,000          375,974
  Services and interest expense paid in preferred
  stock                                                                 -              -              -           11,485
 Changes in operating assets and liabilities:
  Inventory                                                       207,613       (207,613)             -                -
  Prepaid expenses and other current assets                      (273,928)      (841,150)         4,320       (1,131,065)
  Accounts payable                                               (816,865)     1,315,184       (409,577)         911,465
  Accrued compensation and benefits                               444,044        167,880         41,023          721,130
  Accrued interest                                                      -        111,420        164,140          275,560
  Due to related party                                            (17,193)        52,725        (18,611)          35,532
  Accrued loss on sales commitments                                     -       (375,974)             -        (375,974)
  Other accrued expenses and current liabilities                  (40,570)       938,449         36,270          949,770
                                                            -------------------------------------------------------------
  Net cash used in operating activities                       (24,219,807)   (12,458,426)    (4,840,334)     (48,166,321)

Cash flows from investing activities:
 (Increase)/decrease in other assets                              664,986       (683,054)      (110,180)        (175,218)
 Purchases of property and equipment                           (4,320,064)    (3,019,266)      (350,881)      (7,947,634)
                                                            -------------------------------------------------------------
  Net cash used in investing activities                        (3,655,078)    (3,702,320)      (461,061)      (8,122,852)

Cash flows from financing activities:
 Initial public stock offering, net of expenses                         -     49,341,537              -       49,341,537
 Payment of dividends                                          (1,159,373)             -              -       (1,159,373)
 Shares issued under Employee Stock Purchase Plan                 109,944              -              -          109,944
 Exercise of employee stock options                               719,193        456,477              -        1,175,670
 Issuance of preferred stock                                            -     28,351,791              -       32,868,028
 Repayment of subscription receivable                                   -              -              -        5,000,000
 Payment on capital leases                                       (186,247)      (126,307)      (105,406)        (490,899)
 Proceeds from capital lease refinancing                          495,851              -              -          495,851
 Proceeds from notes payable issued to investors                        -        400,000      3,150,000        3,550,000
                                                            -------------------------------------------------------------
  Net cash provided (used) by financing activities                (20,632)    78,423,498      3,044,594       90,890,758

Increase (decrease) in cash and cash equivalents              (27,895,517)    62,262,752     (2,256,801)      34,601,585
Cash and cash equivalents, beginning of period                 62,497,102        234,350      2,491,151                -
                                                            -------------------------------------------------------------
Cash and cash equivalents, end of period                     $ 34,601,585    $62,497,102    $   234,350     $ 34,601,585
                                                            =============================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. During the fourth quarter of 2000, the Company shipped its first seven units. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company's organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

Operations. The Company has experienced net losses since its inception and, as of December 31, 2001, had an accumulated deficit of approximately $94.1 million. The Company is currently facing the challenge of ongoing development and refinement of its commercial product. This ongoing research and development is expected to require significant outlays of capital. As discussed in Note 7, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Management believes that this funding is sufficient to continue its operations as a going concern through at least December 31, 2002. During March 2002, in an effort to reduce is monthly cash burn rate, the Company reduced it headcount by 37%. This action combined with other cost cutting measures taken earlier will insure the Company has enough cash for the next 24 months.

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

Inventory. At December 31, 2001, the Company wrote all of its inventory off to research and development expense as management determined that any inventory on hand at December 31, 2001 would only be used for development of future products. At December 31, 2000, inventory consists of raw materials and is carried at the lower of cost or market utilizing the first-in first-out ("FIFO") method.

Employee Advances. During 2001, the Company advanced approximately $785,000 to three officers of the Company. The officers repaid approximately $152,000 of these advances during 2001. The advances are expected to be repaid in full by the officers and are secured by the officers' holdings of Beacon Power Corporation common stock. The balance is included in prepaid and other assets in the accompanying consolidated balance sheet. During March 2002, one officer repaid her balance of $120,000 in full.

Property  and   Equipment.   Property   and   equipment,   including   leasehold
improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Other Assets. Other assets consist of unamortized legal expenses related to patents and various deposits on long-term assets and on the Company's operating facility.

Loss on Sales Commitments. When the Company has sales commitments that are firm, have fixed-prices and the direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices, revenue and cost of revenue on such sales commitments are recorded as deliveries are made.. Direct costs consist of materials and direct labor costs. These excess costs have been estimated and accrued as losses on sales commitments in the period in which the sales commitment is made. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made. At December 31, 2001, no estimated losses on sales commitments are anticipated.

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

Stock-Based Compensation. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 2001 and 2000, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Comprehensive Loss. Comprehensive loss is the same as net loss for all periods presented.

Recently Issued Accounting Pronouncements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will apply to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new Statements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

Loss Per Share - Basic and Diluted. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. At December 31, 2001, the impact of the Company's outstanding potential common shares, including options and warrants (computed using the treasury stock method) totaling 671,504 shares, were excluded from the calculation because such items were antidilutive.


3.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                                 Estimated
                                                    Useful
                                                     Lives          2001            2000
                                                -------------------------------------------
Machinery and equipment                            5 years       $ 1,996,711      $ 694,486
Furniture and fixtures                             7 years           733,018         54,433
Service vehicles                                   5 years            63,792              -
Office equipment                                   3 years         2,030,653      1,217,263
Leasehold improvements                          Lease term         2,072,577      1,489,569
Equipment under capital lease obligations       Lease term         1,081,726        535,450
                                                                  --------------------------

    Total                                                          7,978,477      3,991,201
Less accumulated depreciation and amortization                    (1,789,970)      (573,317)
                                                                  --------------------------

    Property and equipment, net                                   $6,188,507    $3,417, 884
                                                                  ==========================


4.  Capital Lease Obligations

The Company leases equipment under capital lease agreements expiring through January 2003. Future obligations under such capital leases as of December 31, 2001 are as follows:

2002                                                         $367,696
2003                                                          217,761
                                                        ---------------
                                                              585,457
Less amount representing interest                             (44,960)
                                                        ---------------
                                                              540,497
Less current portion of capital lease obligations            (335,145)
                                                        ---------------

Capital lease obligations, excluding current portion         $205,352
                                                        ===============


5.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment which expired October 2001. At December 31, 2001, the Company has provided the lessor with an irrevocable letter of credit in the amount of $400,454. This letter of credit is secured by a cash deposit.

Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2001 are as follows:

                                          2002               $461,622
                                          2003                490,675
                                          2004                490,675
                                          2005                500,359
                                          2006                529,413
                                       Thereafter            $397,059


Total rent expense was $567,239,  $473,576 and $199,405,  during 2001,  2000 and
1999, respectively.
6.  Preferred Stock

As a result of the initial public offering of the Company's common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2001 and 2000, there are 10 million shares of preferred stock authorized with none outstanding.

7.  Common Stock

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

Reserved Shares. At December 31, 2001, 13,839,129 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

8.  Redeemable Convertible Preferred Stock and Stock Warrants

Class D Redeemable Convertible Preferred Stock and Class D Stock Warrants. Prior to its initial public offering, the Company's capital structure included Class D redeemable convertible preferred stock ("Class D Stock"). All outstanding shares of the Class D Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After the initial public offering, the Company amended its charter and cancelled all its Class D Stock.

Under the conditions of the Class D Stock offering, the Company issued warrants in October 1999 to three investors to purchase 772,500 shares of common stock at $1.67, 772,500 shares of common stock at $2.25, and 772,500 shares of common stock at $3.00 (the "October 1999 warrants"). The estimated fair value of the warrants at the date of their issuance was $280,000. Upon issuance of the warrants, this amount was recorded as a dividend to the holders of the Class D Stock and credited to additional paid-in-capital. These warrants expire December 31, 2004.

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

Class E Redeemable Convertible Preferred Stock and Class E Stock Warrants. Prior to its initial public offering, the Company's capital structure included Class E redeemable convertible preferred stock ("Class E Stock"). All outstanding shares of the Class E Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After the initial public offering, the Company amended its charter and cancelled all its Class E Stock.

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

In conjunction with the Class E Stock conversion, warrants to purchase 315,000 shares, issued in conjunction with the issuance of the Senior Notes in August 1999, were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants was approximately $344,000. Since these warrants replaced the August 2, 1999 warrants, the amount allocated to the August 1999 warrants have been reallocated to Class E Stock Warrants and the remaining $174,000 was charged to interest expense in the year ended December 31, 2000. As a result of the initial public stock offering by the Company in the fourth quarter of 2000, the holders of the warrants are now entitled to purchase 613,070 shares of the Company's common stock instead of the Class E Stock.

In December 2000, an investor exercised its 102,398 of its warrants, in a cashless transaction, to purchase 84,433 shares of the Company's common stock.

Class F Redeemable Convertible Preferred Stock and Class F Stock Warrants. Prior to its initial public offering, the Company's capital structure included Class F redeemable convertible preferred stock ("Class F Stock"). All outstanding shares of the Class F Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After the initial public offering, the Company amended its charter and cancelled all its Class F Stock.

In conjunction with the issuance of the Class F Stock, the Company issued warrants to seven investors to purchase 6,333,333 shares of its common stock at an exercise price of $2.25. The estimated fair value of the warrants at the date of their issuance was $33,000,000. This amount was recorded as a dividend to the holders of the Class F Stock and credited to additional paid-in-capital during 2000. These warrants expire on May 23, 2005. During December 2000, two investors exercised 1,884,800 of their warrants, in a cashless transaction, to purchase 1,289,600 shares of the Company's common stock.

Consultant Warrants. The Company issued warrants to two consultants that are exercisable for an aggregate of 70,000 shares of its common stock at an exercise price of $6.00 per share. The holder of one of these warrants to purchase 50,000 shares of common stock may exercise its warrant at any time prior to January 31, 2002. None of these warrants were exercised prior to January 31, 2002 and the warrants have expired. The holder of the other warrant to purchase 20,000 shares of common stock may exercise its warrant at any time prior to August 2, 2005. These warrants were fully vested upon the issuance and the Company recorded a charge to consulting expense of $213,861.

On October 24, 2000, the Company issued 240,000 warrants to an investor at an exercise price of $2.10 per share in conjunction with an agreement by an affiliate of that investor to provide the Company with technical expertise. One half of the warrants vest immediately, the remainder vest as services are utilized. During the fourth quarter of 2000, the company recorded a charge to consulting expense for $1,355,505 to recognize the fair market value of the vested warrants. The Company has deferred the remaining warrants and will revalue the amount and record additional expense as necessary in future quarters as the remaining services are provided. Deferred compensation relating to these warrants was approximately $150,000 and $1,100,000 at December 31, 2001 and 2000. The agreement terminates and any unvested options are forfeited on November 1, 2003.

All warrants were valued on the date of grant using the Black-Scholes (common stock) or the Binary Option Pricing Model (preferred stock). The assumptions used to value these warrants were as follows:


                                                        April                  August     October
                                                         2000        2000       1999        1999        1997
                                                       Warrants    Warrants   Warrants    Warrants    Warrants
                                                     ------------------------------------------------------------

Risk-free interest rate                                 6.15%        6.5%       5.62%       5.86%        6.25%
Expected life of warrant                              12 months    Various    30 months  27 months    24 months
Expected dividend payment rate, as a percentage
of the stock price on the date of grant                   0%          0%         0%          0%           0%
Assumed volatility                                       73%         100%        60%        60%          48%



9.  Stock Options

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

Stock option activity since inception is as follows:

                                                      Weighted-    Weighted-
                                                       Average       Average
                                         Number of    Exercise          Fair
                                           Shares       Price          Value
                                       ----------------------------------------
Outstanding at inception                           -

    Granted                                  647,874   $ 0.89        $0.35
                                       ----------------------------------------

Outstanding, December 31, 1997               647,874     0.89
    Granted                                  199,126     0.89         0.38
    Canceled, forfeited or expired           (10,000)    0.89
                                       ----------------------------------------

Outstanding, December 31, 1998               837,000     0.89
    Granted                                1,467,000     0.89         0.40
    Canceled, forfeited or expired          (295,688)    0.89
                                       ----------------------------------------

Outstanding, December 31, 1999             2,008,312     0.89
    Granted                                3,443,688     3.15        1.78
    Exercised                               (480,266)    0.89
    Canceled, forfeited or expired          (238,694)    2.37
                                       ----------------------------------------

Outstanding, December 31, 2000             4,733,040     2.50
    Granted                                2,361,007     2.94        1.93
    Exercised                               (682,586)    1.05
    Canceled, forfeited or expired        (1,561,560)    4.07
                                       ----------------------------------------
Outstanding, December 31, 2001             4,849,901   $ 2.37
                                       ========================================

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                   Vested
                                  Weighted-                 ________   _________
                                   Average     Weighted-               Weighted-
                       Number     Remaining      Average      Number     Average
                   of Options   Contractual     Exercise          of    Exercise
Exercise Price    Outstanding          Life        Price     Options       Price
--------------------------------------------------------------------------------

         $0.89      2,082,696          8.92        $0.89     856,363       $0.89
 $1.78 - $2.50      1,320,396          8.70        $2.23     571,945       $2.33
 $3.10 - $4.10        774,000          9.37        $3.49     654,001       $3.31
 $5.10 - $5.27        327,674          9.05        $5.64      71,009       $5.11
 $6.00 - $7.22        271,635          9.05        $6.34     105,476       $6.27
 $9.25 - $9.31         73,500          9.10        $9.26       8,333       $9.31


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

As described in Note 2, the Company uses the intrinsic-value method to measure compensation expense associated with grants of stock options to employees. If the Company had used the fair value method to measure compensation, reported net loss would have been as follows:




                                    Year ended       Year ended      Year ended
                                    December 31      December 31     December 31
                                       2001             2000            1999
                                  ----------------------------------------------

Net loss to common
  shareholders as reported         $ (26,145,668)  $ (53,279,148)  $ (6,630,016)
Net loss--pro forma                  (28,753,668)    (54,175,173)    (7,154,362)
Loss per share--as reported        $       (0.61)  $      (10.77)  $    (393.52)
Loss per share--pro forma          $       (0.68)  $      (10.95)  $    (424.64)



     The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

                                        2001             2000            1999
                                        --------------------------------------

Risk-free interest rate                 3.0% - 6.25%  6.25% and 6.5%     6.0%
Expected life of option                 1-3 years         3 years      3 years
Expected dividend payment rate,
as a percentage of the stock
price on the date of grant                  0%               0%           0%
Assumed volatility                      100% - 135%         100%          60%



     The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also Note 13).

10.  Employee Stock Purchase Plan

     On October 15, 2000 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized. Shares purchased under the Plan in 2001 totaled 54,956 and the weighted average grant date fair value of the shares purchased was $2.00. No shares were issued under this Plan during the year ended December 31, 2000. There are 945,044 shares available under the Plan at December 31, 2001.

11.  Income Taxes

    The components of the provision (benefit) for income taxes consisted of the following:

                                                                                         Cumulative from
                                                                                           May 8, 1997
                                                                                             (Date of
                                         Year ended       Year ended      Year ended      Inception) to
                                        December 31,     December 31,    December 31,      December 31,
                                            2001              2000           1999              2001
                                      -------------------------------------------------------------------

State - current                                 17,156                                            17,156
Federal--deferred                         $ (9,919,839)   $ (5,115,236)  $ (1,995,158)      $(19,663,058)

State--deferred                             (1,679,472)       (993,055)      (352,087)        (3,489,230)

Increase in valuation allowance             11,599,311       6,108,291      2,347,245         23,152,288
                                      -------------------------------------------------------------------

Provision (benefit) for income taxes      $     17,156        $     -         $     -        $    17,156
                                      ===================================================================



A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

         Statutory federal rate benefit                    (34)%
         State, net of federal effect                       (6)
         Valuation allowance provided                       40
                                                         -------
         Effective rate                                     -- %
                                                         =======


   The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                  2001            2000
                                            ------------------------------

Long-term assets:
    Net operating loss carryforwards         $20,279,512      $10,403,206
    Research and development credits           2,208,080        1,017,264
    Loss on sales commitments                          -                -
    Other                                        664,696          132,507
                                            ------------------------------

Net deferred tax assets before
  valuation allowance                         23,152,288       11,552,977
Less valuation allowance                     (23,152,288)     (11,552,977)
                                            ------------------------------

Net deferred tax assets                      $         -      $         -
                                            ==============================

The valuation allowance increased by $11,599,311 in 2001 and $6,108,291 in 2000, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

The Company has available for future periods federal and state tax net operating loss carryforwards for federal and state purposes of approximately $50,652,000 and $51,024,000, respectively, as of December 31, 2001. In addition, the Company has business credits of approximately $1,378,000 and $830,000 for federal and state purposes, respectively as of December 31, 2001. The net operating loss carryforwards expire beginning in 2012 and 2002 for federal and state tax purposes, respectively. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 2001.

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

12.  Benefit Plan

In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company contributions were $189,883, $102,085 and $41,963 during 2001, 2000 and 1999, respectively.

13.  Related Party Transactions

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

Services Agreements. Through 2000, SatCon performed certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services amounted to approximately $0, $551,000, $59,000 and $2,404,000 during 2001, 2000, 1999 and the period from inception to December 31, 2001, respectively. No amounts were payable to SatCon relating to such services at either December 31, 2001 or 2000.

Inventory. The Company used SatCon to perform certain engineering and other processing tasks on certain of the electrical components of its product. This was discontinued during 2001, with the Company's next generation electronics. As such, the Company had no inventory at SatCon for processing at December 31, 2001. At December 31, 2000, the Company had $153,500 of its inventory at SatCon for processing. The Company had payables to SatCon for electronic component purchases totaling $35,532 and $52,725 at December 31, 2001 and 2000, respectively.

Distribution Agreement. In 1997, the Company signed a 20-year agreement which granted an investor exclusive rights to distribute certain of the Company's products in a territory comprised of seven Mid-Atlantic states and the District of Columbia. However, the Company retained the right to distribute products directly to cable television and telephone companies.

14.  Summary of Non-cash Investing and Financing Activities:

During the year ended December 31, 2001, 2000 and 1999, cash paid for interest was approximately $34,000, $370,000 and $184,000, respectively.

During the year ended December 31, 2001, 2000 and 1999, cash paid for taxes was approximately $1,600, $1,800 and $500, respectively.

During 2001, 2000 and 1999, the Company acquired assets totaling $0, $281,034 and $0 of assets with capital leases.

During the year ended December 31, 2001, the Company recorded a decrease in deferred compensation from the issuance of non-qualified stock options to third parties of $1,580,352. This was offset by a charge to additional paid in capital. During 2000, the Company recorded an increase in deferred compensation from the issuance of non-qualified stock options to third parties of $1,844,649. This is offset by a credit to additional paid in capital.

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

As a result of its initial public stock offering during the fourth quarter of 2000, the Company paid accrued consulting expense totaling $498,284 with 134,464 shares of its common stock.

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


15.   Quarterly Results (Unaudited)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                       2001
                                          First            Second              Third             Fourth
                                         Quarter           Quarter            Quarter           Quarter
                                     -------------------------------------------------------------------------

Revenue                                 $          -       $          -        $         -       $         -

Loss from operations                      (6,296,072)        (6,869,317)        (8,063,401)       (6,662,471)
Net loss                                $ (5,799,436)      $ (6,302,084)       $(7,588,410)      $(6,455,738)
Loss per share - basic and diluted      $      (0.14)      $      (0.15)       $     (0.18)      $     (0.15)
Weighted-average common shares
outstanding                               42,169,642         42,523,462         42,739,635        42,760,695




                                                                       2000
                                           First            Second             Third             Fourth
                                          Quarter          Quarter            Quarter           Quarter
                                     -------------------------------------------------------------------------

Revenue                                 $           -       $         -        $         -       $    50,000

Loss from operations                       (2,893,697)       (2,295,054)        (4,582,851)       (7,976,123)
Net loss                                $  (3,018,735)      $(2,526,898)       $(4,247,082)      $(7,625,323)
Loss per share - basic and diluted      $     (179.17)      $    (73.39)       $    (34.74)      $     (0.39)
Weighted-average common shares
outstanding                                    16,848            34,430            122,269        19,504,373



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Information  concerning  executive officers of the Company that responds to this
Item is incorporated by reference from Item 4A contained in Part 1 of this Form 10-K. The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 ("Exchange Act") and which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Company's directors and executive officers with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

10.1.10 Form of Warrant of Beacon Power Corporation issued pursuant to class F financing and list of holders thereof (Incorporated by reference to Exhibit No. 10.1.10 to the Registration Statement on Form S-1 of Beacon Power Corporation No. 333-43386 filed on November 16, 2000))

10.1.11 Warrant of Beacon Power Corporation issued to Cox Communications, Inc. dated August 2, 2000 (Incorporated by reference to Exhibit No. 10.1.11 to the Registration Statement on Form S-1 of Beacon Power Corporation No. 333-43386 filed on November 16, 2000).

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

10.1.19 Lease between Beacon Power Corporation and BCIA New England Holdings LLC dated July 14, 2000 (Incorporated by reference to Exhibit No.
         10.1.20 to the Registration Statement on Form S-1 of Beacon Power Corporation No. 333-43386 filed on November 16, 2000).

10.1.20 Letter Agreement among Beacon Power Corporation, GE Capital Equity Investments, Inc. and GE Corporate Research and Development dated October 24, 2000 (Incorporated by reference to Exhibit No. 10.1.24 to the Registration Statement on Form S-1 of Beacon Power Corporation No. 333-43386 filed on November 16, 2000).

10.1.21 Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit No. 10.1.25 to the Registration Statement on Form S-1 of Beacon Power Corporation No. 333-43386 filed on November 16,
         2000).

10.1.22 Form of Employment Agreement and list of parties thereto (Incorporated by reference to Exhibit No. 10.1.26 to the Registration Statement on Form S-1 of Beacon Power Corporation No. 333-43386 filed on November 16, 2000).

10.1.23 Employment Agreement Dated December 1, 2001 between F. William Capp and Beacon Power Corporation.

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

                            BEACON POWER CORPORATION

                            By:  /s/ F. William Capp
                                 ---------------------------
                                 F. William Capp
                                 President and Chief Executive Officer

                                 Date: April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                     Title                    Date

    /s/ F. William Capp        President and Chief Executive
    --------------------       Officer and Director
    F. William Capp            (Principal Executive Officer)      April 1, 2002

    /s/ James M. Spiezio       Vice President of Finance and
    --------------------       Chief Financial Officer
    James M. Spiezio           (Principal Financial Officer)      April 1, 2002

    /s/ Stephen A. Spanos      Corporate Controller
    ---------------------      (Principal Accounting Officer)
    Stephen A. Spanos                                             April 1, 2002



    /s/ Philip J. Deutch
    Philip J. Deutch           Director                           April 1, 2002

    /s/ Alan P. Goldberg
    Alan P. Goldberg           Director                           April 1, 2002

    /s/ Nancy Hawthorne
    Nancy Hawthorne            Director                           April 1, 2002

    /s/ Jack P. Smith
    Jack P. Smith              Director                           April 1, 2002

    /s/ Kenneth M. Socha
    Kenneth M. Socha           Director                           April 1, 2002

    /s/ William E. Stanton
    William E. Stanton         Director                           April 1, 2002


                                  -------------

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-50260 of Beacon Power Corporation on Form S-8 of our report dated March 8, 2002 appearing in this Annual Report on Form 10-K of Beacon Power Corporation for the year ended December 31, 2001.

/S/ Deloitte & Touche, LLP

Boston, MA
March 27, 2002