Form 10-Q
period 2002-03-31
BEACON POWER CORP
filed 2002-05-15
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


                [ X ] Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                   the quarterly period ended March 31, 2002,

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
                                   Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 13, 2002 was 42,770,856.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents


                                                                           Page

PART I.  Financial Information

 Item 1.  Financial Statements:

  Consolidated Balance Sheets at March 31, 2002 and
   December 31, 2001.                                                        2

  Unaudited Consolidated Statements of Operations for
   the three months ended March 31, 2002 and 2001 and
   for the Period May 8, 1997 (date of inception) to
   March 31, 2002.                                                           3

  Unaudited Consolidated Statements of Cash Flows for
   three months ended March 31, 2002 and 2001 and for
   the Period May 8, 1997 (date of inception) to
   March 31, 2002.                                                           4

  Notes to Unaudited Consolidated Financial Statements.                    5-7

 Item 2.  Management's Discussion and Analysis of
          Consolidated Financial Condition and
          Results of Operations.                                          8-17


PART II.  Other Information

 Item 1.  Legal Proceedings                                                 18
 Item 2.  Changes in Securities                                             18
 Item 3.  Defaults on Senior Securities                                     18
 Item 4.  Submission of Matters to a Vote of Security
           Holders                                                          18
 Item 5.  Other Information                                                 18
 Item 6.  Exhibits, Financial Statements Schedules and
           Reports on Form 8-K                                              18

Signatures                                                                  19

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                              (Unaudited)
                                                                               March 31,           December 31,
                                                                                 2002                  2001
                                                                          ---------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                   $ 28,669,767       $ 34,601,585
    Prepaid expenses and other current assets                                        944,862          1,131,065
                                                                          ---------------------------------------

        Total current assets                                                      29,614,629         35,732,650

Property and equipment, net  (Note 3)                                              5,773,062          6,188,507
Other assets                                                                         221,224            209,796
                                                                          ---------------------------------------

Total assets                                                                    $ 35,608,915       $ 42,130,953
                                                                          =======================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                               $ 476,049           $911,465
    Accrued compensation and benefits                                                639,255            721,130
    Due to related party                                                                   -             35,532
    Other accrued expenses                                                           707,821            941,100
    Current portion of capital lease obligations                                     307,009            335,145
                                                                          ---------------------------------------

        Total current liabilities                                                  2,130,134          2,944,372

Capital lease obligations, net of current portion                                    137,287            205,352
Commitments (Note 4)

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized; no
    shares issued or outstanding                                                           -                  -
    Common stock, $.01 par value; 110,000,000 shares authorized;
    42,770,856 shares issued and outstanding at both March 31, 2002
    and December 31, 2001                                                            427,709            427,709
    Deferred stock compensation                                                      (63,591)          (211,564)
    Additional paid-in capital                                                   132,774,103        132,911,256
    Deficit accumulated during the development stage                             (99,697,067)       (94,146,172)
    Less: treasury stock, at cost                                                    (99,660)                 -
                                                                          ---------------------------------------

        Total stockholders' equity                                                33,341,494         38,981,229
                                                                          ---------------------------------------

Total liabilities and stockholders' equity                                      $ 35,608,915       $ 42,130,953
                                                                          =======================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                              Cumulative from
                                                                                                May 8, 1997
                                                                                           (date of inception,)
                                                            Three months ended March 31,     through March 31
                                                               2002             2001               2002
                                                         --------------------------------------------------------
Revenue                                                       $         -       $        -        $     551,184

Operating expenses:
 Selling, general and administrative                            2,035,761        1,623,777           19,521,886
 Research and development                                       3,139,754        4,417,815           42,803,768
 Loss on sales commitments                                              -                -              375,974
 Depreciation and amortization                                    506,091          254,480            2,527,864
                                                         --------------------------------------------------------

  Total operating expenses                                      5,681,606        6,296,072           65,229,492
                                                         --------------------------------------------------------
Loss from operations                                          (5,681,606)      (6,296,072)         (64,678,308)

Other income (expense):
 Interest income                                                  153,952          859,734            3,211,921
 Interest expense                                                (14,867)          (7,690)          (1,059,925)
 Other expense                                                    (8,374)        (355,408)            (164,561)
                                                         --------------------------------------------------------
  Total other income, net                                         130,711          496,636            1,987,435
                                                         --------------------------------------------------------
Net loss                                                      (5,550,895)      (5,799,436)         (62,690,873)

Preferred stock dividends                                               -                -         (36,825,680)
Accretion of redeemable convertible preferred stock                     -                -            (113,014)
                                                         --------------------------------------------------------
Loss to common shareholders                                 $ (5,550,895)    $ (5,799,436)       $ (99,629,567)
                                                         ========================================================

Loss per share - basic and diluted                          $      (0.13)    $      (0.14)
                                                         ===================================

Weighted-average common shares outstanding                     42,770,856      42,169,642
                                                         ===================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 Cumulative from
                                                                                                   May 8, 1997
                                                                                                    (Date of
                                                                                                Inception) through
                                                             Three months ended March 31,            March 31,
                                                                 2002            2001                  2002
                                                           -------------------------------------------------------

Cash flows from operating activities:
 Net loss                                                      $(5,550,895)    $(5,799,436)       $ (62,690,873)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                    506,091         254,480            2,527,864
  Loss on sale of fixed assets                                           -          52,248              156,387
  Interest expense relating to issuance of warrants                      -               -              371,000
  Non-cash charge for change in option terms                             -               -              346,591
  Amortization of deferred consulting expense, net                       -               -            1,160,784
  Amortization of deferred stock compensation                       10,820          48,273            1,281,539
  Warrants issued for consulting services                                -               -            1,569,366
  Accrued loss on sales commitments                                      -               -              375,974
  Non-cash charge for settlement of lawsuit                              -         303,160              303,160
  Services and interest expense paid in preferred stock                  -               -               11,485
 Changes in operating assets and liabilities:
  Inventory                                                              -             146                    -
  Prepaid expenses and other current assets                         86,544         122,688           (1,044,521)
  Accounts payable                                                (435,416)       (917,823)             476,049
  Accrued compensation and benefits                                (81,875)        367,941              639,255
  Due to related party                                             (35,532)         84,041                    -
  Accrued loss on sales commitments                                      -               -             (375,974)
  Other accrued expenses and current liabilities                  (233,280)         22,315              992,050
                                                           -------------------------------------------------------

  Net cash used in operating activities                         (5,733,543)     (5,461,967)         (53,899,864)

Cash flows from investing activities:
 Increase in other assets                                          (13,029)        607,689             (188,247)
 Purchases of property and equipment                               (89,045)     (2,632,807)          (8,036,679)
                                                           -------------------------------------------------------

  Net cash used in investing activities                           (102,074)     (2,025,118)          (8,224,926)

Cash flows from financing activities:
 Initial public stock offering, net of expenses                          -               -           49,341,537
 Exercise of employee stock options                                      -         328,188            1,175,670
 Shares issued under employee stock purchase plan                        -               -              109,944
 Issuance of preferred stock                                             -               -           32,868,028
 Repayment of subscription receivable                                    -               -            5,000,000
 Repayment of capital leases                                       (96,201)        (38,064)            (587,100)
 Dividends paid                                                          -      (1,159,373)          (1,159,373)
 Proceeds from capital lease refinancing                                 -               -              495,851
 Proceeds from notes payable issued to investors                         -               -            3,550,000
                                                           -------------------------------------------------------
  Net cash (used in) provided by financing activities              (96,201)       (869,249)          90,794,557

(Decrease) increase in cash and cash equivalents                (5,931,818)     (8,356,334)          28,669,767

Cash and cash equivalents, beginning of period                  34,601,585      62,497,102                    -
                                                           -------------------------------------------------------
Cash and cash equivalents, end of period                      $ 28,669,767    $ 54,140,768         $ 28,669,767
                                                           =======================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation (a development stage company) was incorporated on May 8, 1997. Beacon Power Corporation and its subsidiary ("Beacon" or "the Company") have been engaged in the development of flywheel devices for storing kinetic energy that is transferred into electric power. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company has no segmented structure dictated by product lines, geography or customer type.

Operations. The Company has experienced net losses since its inception and, as of March 31, 2002, had an accumulated deficit of approximately $99.6 million.
The Company is facing the challenge of ongoing development, refinement and marketing of its commercial products. Meeting these challenges is expected to require significant outlays of capital. During March 2002, in an effort to reduce its monthly cash spending rate; the Company implemented a number of cost-cutting measures including a 37% reduction in headcount. These actions combined with other cost cutting measures taken in the fourth quarter of the prior year will ensure the Company has enough cash for the next 24 months.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2001.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2001. For a complete description of the Company's accounting policies, see Note 3 to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.

Reclassifications. Certain amounts in prior year financial statements have been reclassified to conform to their 2002 presentation.

3.  Property and Equipment

Property and equipment consist of the following:

                                                        Estimated     (Unaudited)
                                                         Useful        March 31,     December 31,
                                                          Lives           2002            2001
                                                     ---------------------------------------------
Machinery and equipment                                  5 years      $ 2,065,775     $ 1,996,711
Service vehicles                                         5 years           63,792          63,792
Furniture and fixtures                                   7 years          733,018         733,018
Office equipment                                         3 years        2,048,069       2,030,653
Leasehold improvements                                 Lease term       2,072,577       2,072,577
Equipment under capital lease obligations              Lease term       1,081,726       1,081,726
                                                                    ------------------------------
    Total                                                               8,064,957       7,978,477
Less accumulated depreciation and amortization                         (2,291,895)     (1,789,970)
                                                                    ------------------------------

    Property and equipment, net                                       $ 5,773,062     $ 6,188,507
                                                                    ==============================

4.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has various operating leases for certain office and manufacturing equipment expiring through December 2003. Under the terms of the facility lease, the Company provided the lessor with an irrevocable letter of credit. At March 31, 2002 the balance of the letter of credit totaled $400,454. A cash deposit secures this letter of credit.

5.  Common Stock

Treasury Stock. As a part of the repayment of a loan from the Company, an officer surrendered 132,000 shares of Beacon Power Corporation common stock that were held as collateral against that loan. These shares were acquired at the then market price of $0.755. The Company is holding these 132,000 shares in treasury at their cost of $99,660. The remainder of the loan was repaid in cash.

Reserved Shares. At March 31, 2002 and December 31, 2001, 15,214,647 and 13,839,129 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants, respectively.

Stock Warrants. Deferred compensation relating to stock warrants at March 31, 2002 and December 31, 2001 is approximately $56,000 and $150,000, respectively. The warrants were issued to an investor under an agreement that an affiliate of that investor will provide the Company with technical expertise. One half of the warrants vested immediately upon their issuance with the remaining warrants to vest ratably as the services are provided. No services have been provided through March 31, 2002. The agreement terminates and any unvested warrants are forfeited on November 1, 2003.

6.  Related Party Transactions

Advance to Officers. During 2001, the Company advanced approximately $785,000 to three officers of the Company. The officers repaid approximately $152,000 of these advances during 2001. During March 2002, upon termination of employment with the Company, one officer repaid the balance of $120,000 in full. The remaining balances are expected to be repaid in full by the officers and are secured by the officers' holdings of Beacon Power Corporation common stock. The balance of $499,693 and $634,110 at March 31, 2002 and December 31, 2001,
respectively are included in prepaid and other assets in the accompanying consolidated balance sheet.

7.  Summary of Non-cash Investing and Financing Activities:

During the three months ended March 31, 2002 and 2001, cash paid for interest was approximately $21,000 and $7,000, respectively.

During the three months ended March 31, 2002 and 2001, cash paid for taxes was approximately $17,000 and $1,000, respectively.

During March 2002, as a part of the repayment of a loan from the Company, an officer surrendered 132,000 that were held as collateral against that loan. These shares were surrendered at the then market price of $0.755. The Company is holding these 132,000 in treasury at their cost of $99,660. The remainder of the loan was paid in cash.

During the three months ended March 31, 2002 and 2001, the Company recorded decreases in deferred compensation from the issuance of non-qualified stock options to third parties of $147,973 and $1,013,084, respectively. These were offset by charges to additional paid in capital.


Note 8.  Recent Accounting Pronouncements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on our financial condition or results of operations.

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

Overview

We design, develop and offer for sale, flywheel-based power systems providing highly reliable, cost-competitive, environmentally friendly, uninterruptible electric power for commercial facilities, communications, cable, computer networks, the internet and industrial manufacturing plants. We are attempting to market a high-energy flywheel-based product and expect to soon be offering high-power uninterruptible power supply (or UPS) flywheel-based products. Our current, high-energy products deliver a low amount of power over a long period of time (typically measured in hours), and the UPS products will be designed to deliver high amounts of power over a short period of time (typically measured in seconds). We expect to be able to deliver the first of our proposed high-power UPS products late in 2002.

Certain users of electricity experience significant losses in their operations if their electricity supply is partially or wholly interrupted, such as by voltage sags and surges or power outages. When grid-supplied electricity is interrupted, these users employ alternative systems to ensure uninterruptible power. Even if the utility industry were to undertake substantial upgrades and other investments to improve overall utility grid reliability, the grid's exposure to severe weather, accidents and other external events means that the absolute level of power quality required for today's sophisticated electronic and industrial applications remains difficult to achieve without local uninterrupted power protection close to the place of use.

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

We believe that our current and anticipated flywheel-based products offer cost and significant performance advantages over conventional, battery-based back-up power and UPS systems. These advantages include improved certainty of operations, more reliable monitoring, higher reliability, significantly longer life, improved recharging capability, significantly reduced scheduled maintenance, and greater environmental friendliness. We expect the initial cost to users of our UPS products to be generally competitive with those of battery driven UPS systems and we expect the life-cycle costs to be significantly less than competing systems. Life-cycle comparisons consider the costs over the life of the product and include initial costs, expense of maintaining, monitoring, replacing and disposing of competing products. We also anticipate that our systems will provide customers significantly better reliability over conventional back-up power and UPS systems.

From our inception through March 31, 2002 we have incurred losses of approximately $99.7 million. We expect to continue to incur losses as a result of the difficulty we face in marketing our existing products and the cost of our ongoing product development and commercialization program. We expect that losses will fluctuate from quarter to quarter. Fluctuations may be substantial as a result of, among other factors, the amount of materials purchased for product testing and the number of systems we produce and sell to our customers.


Results of operations:

Comparison of three months ended March 31, 2002 and 2001

Revenues. We did not record any revenue for the three months ended March 31, 2002 and 2001. During the fourth quarter of 2000 and throughout 2001, we shipped the first units of our Smart Energy(TM) products. While we have orders to ship six additional units in 2002, we are seeking other markets for our current product and future products in our Smart Power(TM) line, which is high-power for UPS applications. We have placed several of our Smart Energy(TM) products as development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. During 2001, we increased our sales and marketing effort by hiring five sales persons and initiating several marketing research efforts to help us find markets for our current and future products. We continue to rely on engineering personnel to provide technical specifications and product overviews to our potential customer base. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance costs and travel. Selling, general and administrative expenses totaled approximately $2,036,000 and $1,624,000 for the three months ended March 31, 2002 and 2001, respectively. The increase of approximately $412,000 is primarily the result of market research costs of relating to the high-power flywheel markets and severance costs as a result of headcount reductions during March 2002 of approximately $63,000. In addition, we had higher costs for professional fees and insurance during the first three months of 2002 compared to 2001. While we continue to explore new and existing markets for our products, we expect our selling, general and administrative expenses to decrease for the remainder of the year due to the headcount reduction and other cost cutting measures implemented during March 2002 and during the fourth quarter of 2001.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. These costs increased significantly during 2001 as we completed the designs of our low-power products as well as the related electronics. While we do not expect to incur any significant additional costs for the low-power products units, we do expect to incur significant costs for the design and development of our high-powered products. These costs began in the first quarter of 2002 and are expected to continue throughout the remainder of 2002 and into 2003. As a part of the strategy for moving into the high-powered market, we have reduced the number of development teams from two to one. This team will focus solely on the high-powered design. As a result, we reduced our headcount with respect to development engineers significantly in March 2002. While we will continue to develop the new high-powered products, we expect our cost of research and development in 2002 to be reduced compared to 2001. Research and development expenses totaled approximately $3,140,000 and $4,418,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease of $1,278,000 is primarily the result of lower development costs in 2002 compared to 2001 as we focused our efforts on the design of our new high-powered unit and did not incur significant costs for expensed materials and testing for the product. Expenses were also reduced due to lower compensation and benefit costs related to a reduction in force during the fourth quarter of 2001 and again in March 2002. Included in the March 2002 expense is severance costs of approximately $394,000.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. We also have intellectual property in the form of a patent on our vacuum system that we began to amortize in 2002. Depreciation and amortization totaled approximately $506,000 and $254,000 for the three months ended March 31, 2002 and 2001, respectively. The increase of $252,000 is attributable to increased depreciation resulting from leasehold improvements and capital equipment expenditures made during the last three quarters of 2001.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand partially offset by interest expense associated with our capital leases. Our interest income for the three months ended March 31, 2002 was approximately $154,000, compared to $860,000 for the same period in 2001. The decrease in 2002 is the result of lower cash balances in 2002 and lower interest rates.

Interest expense increased to approximately $15,000 for the three months ended March 31, 2002 from approximately $8,000 for the same period in 2001. Interest expense relates to assets leased under capital leases.

Other expense of approximately $355,000 for the three months ended March 31, 2001 relates to the write-off of $52,000 for certain tooling costs associated with an earlier version of our product and a non-cash charge related to the settlement of a lawsuit brought by a former employee of approximately $303,000. Under the terms of the settlement, we permitted the former employee to exercise options to purchase 53,000 shares of our common stock at a price of $1.78 when the current market price was $7.50. We incurred a charge of $5.72, the difference between the market price and the exercise price, for each share exercised.

Liquidity and Capital Resources

Our cash requirements depend on many factors, including our research and development activities, expansion of our manufacturing facilities, planned growth of operations and related infrastructure and continued efforts to commercialize our products, including market development. We expect to continue to make significant expenditures to fund our working capital, develop our technologies and expand our manufacturing capabilities assuming success in our marketing efforts.

Net cash used in operating activities was approximately ($5,734,000) and ($5,462,000) for the three months ended March 31, 2002 and 2001, respectively. The primary component to the negative cash flow from operations is from net losses. For the first three months of 2002, we had a net loss of approximately ($5,551,000). This included non-cash charges of approximately $11,000 for amortization of deferred stock compensation and depreciation and amortization of approximately $506,000. Changes in operating assets and liabilities used approximately ($699,000) of cash during the first three months of 2002. The primary components were decreases in accounts payable of approximately
($435,000),  accrued  expenses and other current  liabilities  of  approximately
($233,000), accrued compensation and benefits of approximately ($82,000) and amount due to a related party of ($36,000). These were offset by a decrease of approximately $87,000 for prepaid expenses and other current assets. For the first three months of 2001, we had a net loss of approximately ($5,799,000). This included non-cash charges of approximately $658,000 including a charge related to the settlement of a lawsuit of approximately $303,000; approximately $48,000 related to stock options issued for consulting services; $52,000 for the write-off of tooling related to older versions of our flywheel; and depreciation and amortization of approximately $254,000. Changes in operating assets and liabilities used approximately ($321,000) of cash during the first three months of 2001. The primary components were a decrease in accounts payable of approximately ($918,000) offset by increases in accrued compensation and benefits of approximately $368,000 and a decrease in prepaid expense and other current assets of approximately $123,000. Changes in other working capital accounts generated cash of approximately $106,000.

Net cash used in investing activities was approximately ($102,000) and ($2,025,000) for the three months ended March 31, 2002 and 2001, respectively. The principal uses of cash during the first three months of 2002 were related to purchases of machinery and equipment totaling approximately ($89,000) and other of ($13,000.) The principal uses of cash during the first three months of 2001 were related to purchases totaling approximately ($2,633,000) for machinery and equipment, furniture and fixtures and leasehold improvements to the new operating facility. Other assets decreased by approximately $608,000 as deposits made in prior quarters relating to long-term assets were reclassified to property and equipment.

Net cash used by financing activities was approximately ($96,000) and ($869,000) for the three months ended March 31, 2002 and 2001, respectively. For the first three months of 2002 the cash used for financing activities all related to repayment of capital leases. For the first three months of 2001 the primary use of cash was for the payment of dividends on our various classes of preferred stock of approximately ($1,159,000.) These dividends were accrued during 2000, prior to our initial public offering of our common stock. In addition, we made principal payments against our capital leases of approximately ($38,000). These uses were offset by proceeds from stock options exercised of approximately $328,000.

Based upon our operating plan, and cash on hand, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the next 24 months.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a material impact on our financial condition or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS 142 did not have a material impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on our financial condition or results of operations.

Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 31, 2002), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

The Value Proposition of our High-Energy Products may not be Recognized.

There can be no assurance that we will be able to compete successfully against batteries. To be successfully we must establish the value proposition of our products based upon the dependability, environmental benefits, and long maintenance-free life of our products.

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

We cannot be certain that we will be able to raise additional funds on terms acceptable to us or at all. If future financing is not available or is not available on acceptable terms, our business, results of operations and financial condition would be materially adversely affected. See "Selected Historical Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We May Need to Issue A Substantial Number of Shares to Obtain Financing.

If we raise additional funds by issuing additional equity securities and our stock continues to trade at low values it will result in our issuing a substantial number of shares. Furthermore, the newly issued securities could have rights superior to the rights of the common stock outstanding.

Our Stock May be Disqualified from the National Market System of Nasdaq.

By letter dated March 13, 2002, the Nasdaq notified us that because our stock has been trading for less than one dollar for 30 consecutive trading days, on June 11, 2002 our stock will be removed from the National Market System unless it trades for more than one dollar for ten trading days before that date. If our stock is so removed, we plan to apply to have our stock quoted on the SmallCap Market, but it is conceivable that this application will not be granted. If it is not granted, our stock will be quoted on the OTCBB.

We Face Intensified Competition from Batteries Due to Their Declining Prices and Improved Life. As a Consequence Our Customers are Less Likely to Realize the Value Proposition of Our Products.

The performance of batteries has improved while battery prices have declined due to lower volume demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. Also a number of Asian battery manufacturers are entering the market which is intensifying competition. These changes in battery pricing and performance make it more difficult for us to establish a value proposition of our high-energy products.

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

We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2003.

We have incurred net losses to common shareholders and negative cash flows since our inception in May 1997. We had net losses to common shareholders of approximately ($26,146,000) in 2001, ($53,279,000) in 2000 and ($6,630,000) in
1999. Since our inception in May 1997, we have had net losses to common shareholders totaling ($99,630,000). We expect to continue to incur net losses through at least 2003. Although we are looking for ways to economize and reduce costs, our efforts may prove even more expensive than we anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


We Might Fail to Develop a Successful High- Power UPS Product.

The successful development of our high-power UPS products will involve significant technological and cost challenges and will require additional financing to complete. Major risks include:

  o maintaining the schedule on development may not be possible and it could take substantially longer than anticipated;

  o developing key components that have technical risk such as the motor may not be economically successful for a competitive product in the UPS market

  o reducing manufacturing costs for the flywheel's shaft, hub and rim, bearings and related electronics in order to make them profitable;

  o  ensuring minimal warranty expenses through design and quality control;

  o  ensuring quality and cost control from our suppliers;

  o raising the necessary financing to provide sufficient funding for completion of development may not be possible

  o  extending the product to new applications.


Because We Depend on Third-Party Suppliers for the Development and Supply of Key Components for Our Products, and Because We Do Not Have Contracts with These
Suppliers, We Could Experience Disruptions in Supply that Could Delay or Decrease Our Revenues.

Our business, prospects, results of operations, or financial condition could be harmed if we are unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, we rely on third-party suppliers for several of our key components. We do not have any contracts with these suppliers. If these suppliers should fail to timely deliver components that meet our quality, quantity, or cost standards, then we could experience production delays or cost increases and our financial performance could be adversely affected. Because the components with limited sources are key components that are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, we could experience shortages in supply or be unable to be cost competitive in the markets we are pursuing. The supplier of the flywheel unit for our new high-power UPS product and the supplier of the control electronics for that product are both single source suppliers, and the loss or interruption of supply from either of these suppliers would adversely affect our ability to market our high-power UPS product and, thus, our financial results. See "Business."

In the Event of Significant Sales Growth, We Will Need to Develop or Obtain Manufacturing Capacity for Our Products. There Can be No Assurance That We Will be Able to Accomplish These Tasks.

If we have an opportunity to produce significant volumes of products to satisfy customer demands, we will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. We may need to establish additional manufacturing facilities, expand our current facilities or expand third party manufacturing. We have no experience in the volume manufacture of flywheel systems and there can be no assurance that we will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all.

We Face Intense Competition and We May Be Unable to Compete Successfully.

The markets for highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are developing flywheel energy storage technology. We also compete with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of flywheel energy storage systems or other alternative energy products for sale to our potential customers they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than our systems and could be brought to market more quickly than ours. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among our potential customers. These competitors may also be better able than us to adapt quickly to customers' changing demands and to changes in technology. See "Business."

Technological advances in alternative energy products or other alternative energy technologies may render our systems obsolete. We do not have any products or technologies other than flywheel systems under development. Our system is, however, only one of a number of alternative energy products being developed by potential competitors that have potential commercial applications, including super capacitors, fuel cells, advanced batteries, and other types of alternative energy technologies. See "Business."

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

Safety Failures by Our Products or Those of Our Competitors Could Reduce Market Demand or Acceptance for Flywheels in General.

A serious accident involving either our flywheels or our competitors' flywheels could be a significant deterrent to customer acceptance and adversely affect our financial performance. With any form of energy storage, including machinery, chemicals, fuel or other means of energy storage, there is the possibility of accident. If a metal flywheel fails and the energy stored is released, the flywheel could break apart and the pieces could be ejected at a high rate of speed. However, we have designed our flywheels so that if they fail, the flywheel is expected to shut down rather than to disintegrate. To date, our testing validates this design conclusion. Also, we believe that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate rather than (as in the case of metal) to break into a small number of large fragments that have a greater possibility of bursting a containment vessel and causing injury. A consortium of government, academic, and industry representatives has been formed to address containment flywheel safety in the event of this kind of flywheel failure. At this early stage of commercialization, there are differing approaches to containment safety with disagreement in the community on the most effective means.

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

Stockholders who owned our company prior to our initial public offering own approximately 64% of our outstanding stock as of December 31, 2001. If a sufficient number of these stockholders were to vote together as a group, they would have the ability to control our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. These stockholders may use their influence to approve actions that are adverse to the interest of other investors, which could depress our stock price.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At March 31, 2002, we had approximately $60,000 of cash equivalents that were held in a non-interest bearing checking account. Also at March 31, 2002, we had approximately $577,000 of cash equivalents that were held in interest bearing checking accounts, $6,711,000 invested in interest-bearing money market accounts and approximately $21,322,000 in high-grade commercial paper. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $75,000, which we do not believe is material.

                                     PART II


Item 1.  Legal Proceedings

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

From November 16, 2000 to March 31, 2002, we spent approximately $9.8 million for inventory and materials used in research and development and $6.9 million for property and equipment, including the build-out of our facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of our initial public offering. We have spent approximately $20.8 million for other working capital needs. In addition to the above, we advanced funds totaling approximately $785,000 to three officers of the Company. The officers have repaid approximately $285,000 of these advances through March 31, 2002. The advances are expected to be repaid in full by the officers and are secured by the officers' holdings of Beacon Power Corporation common stock. The remainder of the net offering proceeds has been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      None.

(b)      Reports on Form 8-K

On March 20, 2002, we filed a Current Report on Form 8-K announcing that our new Company strategy of expanding our product mix and entry into the high power UPS market was to be unveiled at the CIBC conference in New York.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

     Date:  May 15, 2002             By:  /s/ F. William Capp
                                          -------------------
                                          F. William Capp
                                          President and Chief Executive Officer


            May 15, 2002                  /s/ James M. Spiezio
                                          --------------------
                                          James M. Spiezio
                                          Vice President of Finance and Chief
                                          Financial Officer
                                          (Principal Financial Officer)