Form 10-Q
period 2002-06-30
BEACON POWER CORP
filed 2002-08-14
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


                [ X ] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002,

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 10, 2002 was 42,809,361.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents


                                                                          Page
PART I.  Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets at June 30, 2002
         and December 31, 2001.                                              2

         Consolidated Statements of Operations for the
         three and six months ended June 30, 2002 and
         2001 and for the Period May 8, 1997 (date of
         inception) to June 30, 2002.                                        3

         Consolidated Statements of Cash Flows for six
         months ended June 30, 2002 and 2001 and for
         the Period May 8, 1997 (date of inception) to
         June 30, 2002.                                                      4

         Notes to Consolidated Financial Statements.                       5-7

     Item 2.  Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations.                                      8-12


PART II.  Other Information

     Item 1.  Legal Proceedings                                             13
     Item 2.  Changes in Securities                                         13
     Item 3.  Defaults on Senior Securities                                 13
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                              13
     Item 5.  Other Information                                             13
     Item 6.  Exhibits, Financial Statements Schedules
              and Reports on Form 8-K                                       13

Signatures                                                                  14

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                             (Unaudited)
                                                                               June 30,         December 31,
                                                                                 2002               2001
                                                                          ---------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                  $ 24,497,137       $ 34,601,585
    Prepaid expenses and other current assets                                       440,686          1,131,065
                                                                          ---------------------------------------

        Total current assets                                                     24,937,823         35,732,650

Property and equipment, net  (Note 3)                                             5,443,094          6,188,507
Other assets                                                                        318,128            209,796
                                                                          ---------------------------------------

Total assets                                                                   $ 30,699,045       $ 42,130,953
                                                                          =======================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                               $ 87,448           $911,465
    Accrued compensation and benefits                                               286,427            721,130
    Due to related party                                                                  -             35,532
    Other accrued expenses                                                          639,616            941,100
    Current portion of capital lease obligations                                    273,952            335,145
                                                                          ---------------------------------------

        Total current liabilities                                                 1,287,443          2,944,372

Capital lease obligations, net of current portion                                    86,053            205,352
Commitments (Note 4)

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized; no
    shares issued or outstanding                                                          -                  -
    Common stock, $.01 par value; 110,000,000 shares authorized;
    42,809,361 and 42,770,856 shares issued and outstanding at June
    30, 2002 and December 31, 2001, respectively                                    428,094            427,709
    Deferred stock compensation                                                     (24,467)          (211,564)
    Additional paid-in capital                                                  132,755,833        132,911,256
    Deficit accumulated during the development stage                           (103,734,251)       (94,146,172)
    Less: treasury stock, at cost                                                   (99,660)                 -
                                                                          --------------------------------------

        Total stockholders' equity                                               29,325,549         38,981,229
                                                                          ---------------------------------------

Total liabilities and stockholders' equity                                     $ 30,699,045       $ 42,130,953
                                                                          =======================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)


                                                                                                          Cumulative from
                                                                                                            May 8, 1997
                                                                                                       (date of inception,)
                                          Three months ended June 30,      Six months ended June 30,      through June 30
                                             2002            2001            2002            2001              2002
                                       --------------------------------------------------------------------------------------

Revenue                                     $        -       $        -     $        -      $        -       $    551,184

Operating expenses:
 Selling, general and administrative         1,469,986        2,356,717      3,505,747       3,851,597         20,991,872
 Research and development                    1,770,370        4,209,885      4,910,124       8,756,596         44,574,138
 Loss on sales commitments                           -                -              -               -            375,974
 Depreciation and amortization                 506,144          302,715      1,012,235         557,196          3,034,008
                                       --------------------------------------------------------------------------------------

  Total operating expenses                   3,746,500        6,869,317      9,428,106      13,165,389         68,975,992
                                       --------------------------------------------------------------------------------------

Loss from operations                        (3,746,500)      (6,869,317)    (9,428,106)    (13,165,389)       (68,424,808)

Other (expense) income:
 Interest income                               148,786          595,152        302,738       1,454,887          3,360,707
 Interest expense                              (13,320)          (7,236)       (28,187)        (14,926)        (1,073,243)
 Other expense                                (426,150)         (20,683)      (434,524)       (376,092)          (590,711)
                                       --------------------------------------------------------------------------------------
  Total other income (expense), net           (290,684)          567,233      (159,973)       1,063,869          1,696,751
                                       --------------------------------------------------------------------------------------
Net loss                                    (4,037,184)      (6,302,084)    (9,588,079)    (12,101,520)       (66,728,057)

Preferred stock dividends                            -                -              -               -       (36,825,680)

Accretion of redeemable convertible
preferred stock                                      -                -              -               -          (113,014)
                                       --------------------------------------------------------------------------------------
Loss to common shareholders              $ (4,037,184)    $ (6,302,084)   $(9,588,079)   $(12,101,520)    $ (103,666,751)
                                       ======================================================================================

Loss per share - basic and diluted          $   (0.09)       $   (0.15)     $   (0.22)      $   (0.29)
                                       =================================================================
Weighted-average common shares
outstanding                                 42,795,821       42,523,462     42,783,407      42,347,529
                                       =================================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                   Cumulative from
                                                                                                     May 8, 1997
                                                                                                       (Date of
                                                                     Six months ended June 30,     Inception) through
                                                                       2002             2001          June 30,2002
                                                                 ----------------------------------------------------
Cash flows from operating activities:
 Net loss                                                            $ (9,588,079)   $(12,101,520)    $ (66,728,057)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                         1,012,235         557,196         3,034,008
  Loss on sale of fixed assets                                                  -          86,523           156,387
  Reserve for officer's note                                              426,149               -           426,149
  Interest expense relating to issuance of warrants                             -               -           371,000
  Non-cash charge for change in option terms                                    -               -           346,591
  Amortization of deferred consulting expense, net                              -               -         1,160,784
  Amortization of deferred stock compensation                              19,273          48,273         1,290,013
  Warrants issued for consulting services                                       -               -         1,569,366
  Accrued loss on sales commitments                                             -               -           375,974
  Non-cash charge for settlement of lawsuit                                     -         303,160           303,160
  Services and interest expense paid in preferred stock                         -               -            11,485
 Changes in operating assets and liabilities
  Inventory                                                                     -        (238,297)                -
  Prepaid expenses and other current assets                               164,570         263,181          (966,495)
  Accounts payable                                                       (824,017)       (993,037)           87,448
  Accrued compensation and benefits                                      (434,703)        803,311           286,427
  Due to related party                                                    (35,532)         45,705                 -
  Accrued loss on sales commitments                                             -               -         ( 375,974)
  Other accrued expenses and current liabilities                         (301,484)        (88,246)          648,286
                                                                 ----------------------------------------------------
  Net cash used in operating activities                                (9,561,567)    (11,313,751)      (57,727,888)

Cash flows from investing activities:
 Increase in other assets                                                 (81,700)        488,793          (256,918)
 Purchases of property and equipment                                     (293,454)     (3,340,243)       (8,241,088)
                                                                 ----------------------------------------------------
  Net cash used in investing activities                                  (375,154)     (2,851,450)       (8,498,006)

Cash flows from financing activities:
 Initial public stock offering, net of expenses                                 -               -        49,341,537
 Shares issued under employee stock purchase plan                          12,765               -           122,709
 Exercise of employee stock options                                             -         801,541         1,175,670
 Issuance of preferred stock                                                    -               -        32,868,028
 Repayment of subscription receivable                                           -               -         5,000,000
 Repayment of capital leases                                             (180,492)        (67,665)         (671,391)
 Dividends paid                                                                 -      (1,159,373)       (1,159,373)
 Refinance of assets with capital lease                                                                     495,851
 Proceeds from notes payable issued to investors                                -               -         3,550,000
                                                                 ----------------------------------------------------
  Net cash (used in) provided by financing activities                    (167,727)       (425,497)       90,723,031

(Decrease) increase in cash and cash equivalents                      (10,104,448)    (14,590,698)       24,497,137

Cash and cash equivalents, beginning of period                         34,601,585      62,497,102                 -
                                                                 ----------------------------------------------------
Cash and cash equivalents, end of period                              $24,497,137     $47,906,404       $24,497,137
                                                                 ====================================================

                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. Beacon Power Corporation and its subsidiary ("Beacon" or "the Company") designs, develops, configures, and offers for sale power systems that provide highly reliable, high-quality, uninterruptible electric power, employing both proprietary and third party solutions. It is best known for its environmentally friendly, flywheel-based products (employing a flywheel made from proprietary composite materials), which can store and deliver energy in a variety of configurations. Such products have longer life, reduced maintenance, quicker recharging, remote monitoring and other advantages over competing solutions. Because the Company has not yet generated a significant amount of revenue from its principal operations, it continues to be accounted for as a development stage company under Statement of Financial Accounting
Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company has no segmented structure dictated by product lines, geography or customer type.

Operations. The Company has experienced net losses since its inception and, as of June 30, 2002, had an accumulated deficit of approximately $103.7 million. The Company is facing the challenge of ongoing development, as well as refinement and marketing of its commercial products. Meeting these challenges is expected to require significant outlays of capital. The Company expects to have sufficient cash on hand to fund its reduced operations for more than 24 months.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2001.

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

3.  Property and Equipment

Property and equipment consist of the following:

                                                        Estimated
                                                         Useful           June 30,       December 31,
                                                          Lives             2002            2001
                                                     -------------------------------------------------
Machinery and equipment                                  5 years        $ 2,228,210      $ 1,996,711
Service vehicles                                         5 years             63,792           63,792
Furniture and fixtures                                   7 years            733,018          733,018
Office equipment                                         3 years          2,059,409        2,030,653
Leasehold improvements                                 Lease term         2,072,577        2,072,577
Equipment under capital lease obligations              Lease term         1,081,726        1,081,726
                                                                    ----------------------------------
    Total                                                                 8,238,732        7,978,477
Less accumulated depreciation and amortization                          (2,795,638)      (1,789,970)
                                                                    ----------------------------------
    Property and equipment, net                                         $ 5,443,094      $ 6,188,507
                                                                    ==================================


4.  Commitments
The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has various operating leases for certain office and manufacturing equipment expiring through December 2003. Under the terms of the facility lease, the Company provided the lessor with an irrevocable letter of credit. At June 30, 2002 the balance of the letter of credit totaled $400,454. A cash deposit with the Company's commercial bank secures this letter of credit.

5.  Common Stock

Treasury Stock. As a part of the repayment of a loan from the Company, an officer surrendered 132,000 shares of Beacon Power Corporation common stock that were held as collateral against that loan. These shares were acquired at the then market price of $0.755 per share. The Company is holding these 132,000 shares in treasury at their cost of $99,660. The remainder of the loan was repaid in cash.

Reserved Shares. At June 30, 2002 and December 31, 2001, 15,210,059 and 13,839,129 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants, respectively.

Stock Warrants. Deferred compensation relating to stock warrants at June 30, 2002 and December 31, 2001 is approximately $24,000 and $212,000, respectively. The warrants were issued to an investor under an agreement that an affiliate of that investor will provide the Company with technical expertise. One half of the warrants vested immediately upon their issuance with the remaining warrants to vest ratably as the services are provided. No services have been provided through June 30, 2002. The agreement terminates and any unvested warrants are forfeited on November 1, 2003.

6.  Related Party Transactions

Advance to Officers - During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided to the officers to allow them to exercise stock options and pay the related taxes. Through June 30, 2002, the Company has collected approximately $287,000 in payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance to its former CEO and president. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $72,000 at June 30, 2002 is included in prepaid and other assets in the accompanying consolidated balance sheet.

7.  Summary of Non-cash Investing and Financing Activities:

During the six months ended June 30, 2002 and 2001, cash paid for interest was approximately $34,000 and $16,000, respectively.

During the six months ended June 30, 2002 and 2001, cash paid for taxes was approximately $17,000 and $1,000, respectively.

During March 2002, as a part of the repayment of a loan from the Company, an officer surrendered 132,000 shares of common stock of the Company that were held as collateral against that loan. These shares were surrendered at the then market price of $0.755. The Company is holding these 132,000 shares in treasury at their cost of $99,660. The remainder of the loan was paid in cash.

During the six months ended June 30, 2002 and 2001, the Company recorded decreases in deferred compensation from the issuance of non-qualified stock options to third parties of $187,097 and $642,559, respectively. These were offset by charges to additional paid in capital.

8. Subsequent Events

During July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash burn rate, and thus on a less ambitious timetable. Beacon reduced its current expenditures on product development by deferring a significant portion of these expenditures. It has also put on hold all capital expenditures relating to manufacturing, and reduced its total headcount by 26 employees, or approximately 45 percent (as measured against those remaining following Beacon's earlier reduction in headcount, in March
2002), to a total of 31 employees. Beacon had 92 employees on January 1, 2002. With these reductions, the Company is concentrating its resources on product marketing and on activities that offer a strategic fit with its core competencies. If Beacon later were to decide to engage in manufacturing, it would need to scale up that portion of its business.

As a result of our decisions noted above, a substantial portion of our long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures and equipment and leasehold improvements. We are evaluating all of our property and equipment to determine its future use. We also intend to reduce our facility costs by attempting to sublease our excess capacity. We are attempting to determine how best to reconfigure our operation into significantly less space. As a result of this effort, we expect to leave a significant portion of the facility unused. As required by FAS 144, we will take a non-cash accounting charge for any assets left idle by the above-mentioned actions. In addition, we expect to take a charge for costs associated with the idled facility, which is under an operating lease. At this time, we have not yet determined the full amount of the charge but expect it to be in the range of $2.8 million to $6.5 million. This range includes severance charges of approximately $300,000 relating to the reduction in force in July. The majority of the range relates to the uncertainty of business opportunities for our products that would be benefited by these assets and the facility lease as well as uncertainty of recovery values of those assets or facilities that are idled. This charge will be recorded in the third quarter of 2002.

Based upon our operating plan, and cash on hand, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the foreseeable future.

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

Overview

Beacon Power Corporation is a developmental-stage company which designs, develops, configures, and offers for sale power systems that provide highly reliable, high-quality, uninterruptible electric power for use as a stand alone back-up power solution in Telcom applications and as a transition unit to generators in high power applications. It is known for its environmentally friendly, flywheel-based products (employing a flywheel made from proprietary composite materials) that can store and deliver energy in a variety of configurations. Such products have longer life, reduced maintenance, quicker recharging, remote monitoring and other advantages over competing solutions.

Our initial products were 2Kwh and 6Kwh long duration back up power units focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. The Company continues to offer these products but has expanded its market to include UPS applications and stored energy for utilities such as an array for high power. An array of high energy composite flywheels can be connected together to provide high power (Megawatts) energy storage for minutes in applications requiring rapid, deep discharge, and/or frequent cycling. Examples of applications are transition to turbine or natural gas engine start (requiring minutes, not seconds), reducing generator starting frequency and backup time for wind and other renewable power, stiffening of substation and microgrid power, and load following high power fuel cells and generators. Lead acid batteries are usually not effective in these applications because rapid, frequent or deep discharging of a battery substantially reduces life and increases maintenance requirements. There are no other practical alternatives in use today, and low power flywheels like those used to start diesel generator in 12 seconds do not have sufficient energy to be practical elements of a flywheel array.

There is a growing awareness of sustainability among customers and the associated interest in eliminating batteries from their operations may partially offset these trends. Sustainability is a philosophy and set of practices that have gained considerable acceptance among global organizations in recent years. The concept of sustainability refers to business conduct that holistically addresses the economic, social and environmental impacts of global operations; the so-called "triple bottom line." More than 50% of Fortune 100 companies have adopted sustainable business practices and issue comprehensive annual reports on their progress. These forward-thinking companies, including many in the energy, manufacturing and telecommunications sectors, hold a longer-term view that embraces the importance of seeing the total impact of a product or service, from development through end-of-life.

Flywheel-based systems, unlike lead-acid batteries, are sustainable "green" technology solutions that do not use hazardous materials for production, nor create them during operation. Unlike batteries, flywheels operate reliably for many years with little or no maintenance. Their life cycle cost benefits and ROI have proven to be far superior to those of lead-acid batteries. Despite an initial cost disadvantage, flywheels offer an attractive and long-term cost-effective energy storage alternative for the growing number of organizations whose operating philosophy includes sustainability.

From our inception through June 30, 2002 we have incurred losses of approximately $103.7 million. We expect to continue to incur losses as a result of the difficulty we face in marketing our existing and emerging products and potential costs for product development and commercialization programs. These losses could fluctuate significantly from quarter to quarter. Fluctuations may be substantial as a result of, among other factors, the amount of development materials purchased, nonrecurring engineering expenses and subcontract work
related  to  product   testing  and  ramp-up  costs  related  to   manufacturing
capacities.

Results of operations:

Comparison of three and six months ended June 30, 2002 and 2001

Revenues. We did not record any revenue for the three or six months ended June 30, 2002 and 2001. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers to demonstrate the application of our technologies.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, and related travel. Selling, general and administrative expenses totaled approximately $1,470,000 and $2,357,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $887,000 is primarily the result of decreased compensation and benefit costs due to staffing reductions, reduced professional fees and travel partially offset by higher costs for director's and office's insurance. Selling, general and administrative expenses totaled approximately $3,506,000 and $3,852,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $346,000 is primarily the result of decreased compensation and benefit costs due to staffing reductions partially offset by higher costs for director's and officer's insurance and sales and marketing effort.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. Our cost of research and development has been reduced sharply while we focus on defining market opportunities for our capabilities. In the event that markets are defined that require product development we may have significant increases for additional product designs, refining existing products or expand our analytic capabilities. Research and development expenses totaled approximately $1,770,000 and $4,210,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease of $2,440,000 is primarily the result of decreased compensation and benefit costs related to staffing reductions in engineering and manufacturing and decreases in the amount of materials used for product development. Research and development expenses totaled approximately $4,910,000 and $8,757,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $3,847,000 is primarily the result of decreased compensation and benefit costs related to staff reductions and decreased spending on materials related to product development.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. Depreciation and amortization totaled approximately $506,000 and $303,000 for the three months ended June 30, 2002 and 2001, respectively. The increase of $203,000 is attributable to increases in leasehold improvements and capital equipment expenditures. Depreciation and amortization totaled approximately $1,012,000 and $557,000 for the six months ended June 30, 2002 and 2001, respectively. The increase of $455,000 is attributable to increases in leasehold improvements, capital equipment expenditures and changes in the useful life of computer equipment.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand partially offset by interest expense associated with our capital leases. Our interest income for the three months ended June 30, 2002 was approximately $149,000, compared to $595,000 for the same period in 2001. The decrease in 2002 is the result of higher cash balances in 2001 from our initial public offering in the fourth quarter of 2000. Our interest income for the six months ended June 30, 2002 was approximately $303,000, compared to $1,455,000 for the same period in 2001. The decrease in 2002 is the result of higher cash balances in 2001 from our initial public offering in the fourth quarter of 2000.

Interest expense decreased to approximately $13,000 for the three months ended June 30, 2002 from approximately $7,000 for the same period in 2001. Interest expense decreased to approximately $28,000 for the six months ended June 30, 2002 from approximately $15,000 for the same period in 2001. Interest expense relates to assets leased under capital leases.

Other expense of approximately $426,000 and 21,000 for the three months ended June 30, 2002 and 2001, respectively. The $426,000 is a non-cash expense taken in March of 2002 for an advance to an officer. During 2001, the Company advanced approximately $785,000 to three officers of the Company, including an advance of $ 564,822 to Mr. William Stanton, former CEO and President. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided for the exercise of employee stock options and in the case of Mr. Stanton income taxes related to the exercise of those options. The officers repaid approximately $152,000 of these advances during 2001 and an additional $135,000 through June 30, 2002. In June 2002, the Company took a reserve in the amount of $426,148 for the full remaining amount of the advances (including interest thereon) to Mr. Stanton. The Company has fully reserved this balance due to the current market valuation of the pledged securities and uncertainty that the obligation will be collected from Mr. Stanton. The Company expects the remaining advance to be repaid in full by the officer to whom it was made and who is still employed by the Company. The balance of $72,468 and $634,110 at June 30, 2002 and December 31, 2001,
respectively are included in prepaid and other assets in the accompanying consolidated balance sheet. Other expense for the six months ending June 30, 2002 and 2001, respectively were approximately $435,000 and $376,000. The 2002 balance represents a reserve taken for an advance to an officer and the 2001 balance relates to additional write-offs of $52,000 for certain tooling costs associated with an earlier version of our product and a non-cash charge related to the settlement of a lawsuit brought by a former employee of approximately $303,000. Under the terms of the settlement, we permitted the former employee to exercise options to purchase 53,000 shares of our common stock at a price of $1.78 when the current market price was $7.50. We incurred a charge of $5.72, the difference between the market price and the exercise price, for each share exercised.

 Liquidity and Capital Resources

Net cash used in operating activities was approximately ($9,562,000) and ($11,314,000) for the six months ended June 30, 2002 and 2001, respectively. The primary component to the negative cash flow from operations is from the net losses. For the first six months of 2002, we had a net loss of approximately ($9,588,000). This included non-cash charges of approximately $1,457,000 including a reserve taken against a note receivable from a former officer of $426,000; approximately $19,000 related to stock options issued for consulting services and depreciation and amortization of approximately $1,012,000. Changes in operating assets and liabilities used approximately ($1,431,000) of cash during the first six months of 2002. The primary components were a decrease in accounts payable of approximately ($824,000), a decrease in accrued compensation and benefits of approximately ($435,000), a decrease in amounts due to a related party of approximately ($36,000) and a decrease in other accruals and current liabilities of ($301,000), these were offset by a decrease in prepaid expense and other current assets of approximately $165,000. For the first six months of 2001, we had a net loss of approximately ($12,102,000). This included non-cash charges of approximately $995,000 including a charge related to the settlement of a lawsuit of approximately $303,000; approximately $48,000 related to stock options issued for consulting services; $87,000 for the write-off of tooling related to older versions of our flywheel; and depreciation and amortization of approximately $557,000. Changes in operating assets and liabilities used approximately ($207,000) of cash during the first six months of 2001. The primary components were a decrease in accounts payable of approximately
($993,000) offset by an increase in accrued compensation and benefits of approximately $803,000 and an increase in prepaid expense and other current assets of approximately $263,000. Changes in other working capital accounts used cash of approximately ($280,000).

Net cash used in investing activities was approximately ($375,000) and ($2,851,000) for the six months ended June 30, 2002 and 2001, respectively. The principal uses of cash during the first six months of 2002 were related to purchases of machinery and equipment totaling approximately ($293,000) and other assets of ($82,000.) The principal uses of cash during the first six months of 2001 were related to purchases totaling approximately ($3,340,000) for machinery and equipment, furniture and fixtures and leasehold improvements to the new operating facility. Other assets decreased by approximately $489,000 as deposits made in prior quarters relating to long-term assets were reclassified to property and equipment.

Net cash used in financing and investing activities during the six months ended June 30, 2002 was approximately ($168,000). The cash used for financing activities related to repayment of capital leases of approximately ($181,000) offset by cash proceeds from the employee stock purchase plan of approximately $13,000. Net cash used by financing activities during the six months ended June 30, 2001 was approximately ($425,000). The primary use of cash was for the payment of dividends on our various classes of preferred stock of approximately $1,159,000, which were accrued during 2000, prior to our initial public offering of our common stock. In addition, we made principal payments against our capital leases of approximately ($68,000). These uses were offset by proceeds from stock options exercised of approximately $802,000.

During 2001, the Company advanced approximately $785,000 to three officers of the Company, including an advance of $564,822 to Mr. William Stanton, former CEO and President. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided for the exercise of employee stock options and in the case of Mr. Stanton income taxes related to the exercise of those options. The officers repaid approximately $152,000 of these advances during 2001 and an additional $135,000 through June 30, 2002. In June 2002, we took a reserve in the amount of $426,148 against the full remaining amount of the advances (including interest thereon) to Mr. Stanton. The Company has fully reserved this balance due to the current market valuation of the pledged securities and uncertainty that the obligation will be collected from Mr. Stanton. We expect the remaining advance to be repaid in full by the officer to whom it was made and who is still employed by the Company. The balance of $72,468 and $634,110 at June 30, 2002 and December 31, 2001,
respectively are included in prepaid and other assets in the accompanying consolidated balance sheet.

As a result of the difficulty the Company has had in generating revenues discussed above, subsequent to the end of the quarter, we took several steps to reduce our cash expenditures for the future. On July 19, we reduced our headcount by 26 people bringing our total number of full time employees to 31. and reduced our expenditures for product development and put on hold all capital expenditures relating to manufacturing. We also have begun to assess our facilities costs and have already implemented several cost saving initiatives. We will look into reducing our costs further through subletting excess capacity within the facility. In addition, we canceled several purchase orders and development efforts for activities not closely related to our core strategy. Finally, we have eliminated all extraneous tasks associated with testing, research and development. As a result, we have reduced our projected cash outlays by over 50% from the levels projected prior to July 19.

As a result of our decisions noted above, a substantial portion of our long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures and equipment and leasehold improvements. We are evaluating all of our property and equipment to determine its future use. As noted above, we also intend to reduce our facility costs by attempting to sublease our excess capacity. We are attempting to determine how best to reconfigure our operation into significantly less space. As a result of this effort, we expect to leave a significant portion of the facility, which is subject to a long-term lease, unused. As required by FAS 144, we will take a non-cash accounting charge for any assets left idle. In addition, we expect to take a charge for costs associated with the idled portion of our facility. At this time, we have not yet determined the full amount of the charge but expect it to be in the range of $2.8 million to $6.5 million, which includes severance charges of approximately $300,000 relating to the reduction in force in July. The amount of the charge relates to the uncertainty of business opportunities for our products that would be benefited by these assets and the facility lease as well as uncertainty of recovery values of those assets or facilities that are idled. This charge will be recorded in the third quarter of 2002. Based upon our operating plan, and cash on hand, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the foreseeable future.


Impact of Recently Issued Accounting Standards Not Yet Implemented

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. As discussed in Note 8, we are evaluating the impact the adoption of SFAS 144 will have on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 will not have a material impact on our financial statements.


Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (filed March 31, 2002), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q.

The Value Proposition of our High-Energy Products May Not Be Recognized.

There can be no assurance that we will be able to compete successfully against batteries. To compete successfully we must establish the value proposition of our products based upon their dependability, environmental benefits, and long maintenance-free life, or we must develop other strategic alternatives.

We May Not Be Able to Reduce Our Product Cost Enough to Make Our Prices Competitive

There can be no assurance that we will be successful in lowering our production costs through lower cost designs or volume discounts which may prevent market acceptance of our products.

We Have Very Limited Experience Manufacturing Flywheel Energy Storage Systems on a Commercial Basis. In the Event of Significant Sales We Will Need to Develop or Obtain Manufacturing Capacity for Our Products. There Can be No Assurance That We Will be Able to Accomplish These Tasks, and if We do not We Will Not Become Profitable.

Should we experience customer demand for our products, we will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. We may need to establish manufacturing facilities, expand our current facilities or expand third-party manufacturing. We have no experience in the volume manufacture of flywheel systems and there can be no assurance that we will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all. In fact, we have idled our manufacturing capabilities in order to conserve cash, which will make manufacturing capability even more difficult to achieve should we need to do so. We may not achieve profitability if we cannot develop or obtain efficient, low-cost manufacturing capability, processes and suppliers that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to meet our product commercialization schedule, if any, or to satisfy the requirements of our customers or the market generally.


We Will Need Additional Financing, Which May not Be Available to Us on Acceptable Terms or At All.

We will need to secure additional financing in the future to carry out our business plan. We believe our cash balances will fund our operations for the foreseeable future. We may also need additional financing for a variety of reasons including:

   o expanding research and development;

   o achieving  manufacturing capability;

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

Our Stock May be Disqualified from NASDAQ.

Because of its low price, our stock has been removed from the Nasdaq National Market System and placed on the Nasdaq SmallCap Market. If we do not meet the requirements for continued listing on that market , our stock will be removed from it and will then be quoted on the OTCBB.

We Face Intensified Competition from Batteries Due to Their Declining Prices and Improved Life. As a Consequence Our Customers are Less Likely to Realize the Value Proposition of Our Products.

The performance of batteries has improved while battery prices have declined due to lower volume demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. Also a number of Asian and low cost battery manufacturers have entered the market, which is intensifying competition. These changes in battery pricing and performance make it more difficult for us to establish a value proposition of our high-energy products.

Our Initial Target Market, the Communications Industry, Has Experienced a Sharp Decline, Which Has Adversely Affected Our Financial Performance and Stock Price.

We initially targeted the communications markets for the sale of our high-energy products. However, this industry, which had previously sustained high rates of infrastructure build-out, has experienced a sharp decline in build-out as well as maintenance spending. Significant reductions in both maintenance budgets and capital build-out budgets at telecommunications companies made these potential customers more conservative with their spending and expenditure analysis. They have become less willing to consider life-cycle costs in their purchasing decisions or try new more expensive solutions that offer environmental or technical performance advantages, such as our products.

It Is Difficult to Evaluate Us and to Predict Our Future Performance, Because We Have a Short Operating History and Are a Development Stage Company. Therefore, Our Future Financial Performance May Disappoint Investors and Result in a Decline in Our Stock Price.

We have a limited operating history. We were formed in May 1997 to commercialize electrical power systems based on flywheel energy storage. We are a development stage company making the transition to the manufacturing of new products in a new and developing sector. Unless we can achieve significant market acceptance of our current or future products at volumes and with margins that allow us to cover our costs of operations, we may never advance beyond our start-up phase. In light of the foregoing, it is difficult or impossible for us to predict when and if the Company will have future revenue growth.

We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2003.

We have incurred net losses to common shareholders and negative cash flows since our inception in May 1997. We had net losses to common shareholders of approximately ($26,146,000) in 2001, ($53,279,000) in 2000 and ($6,630,000) in
1999. Since our inception in May 1997, we have had net losses to common shareholders totaling ($103,667,000). We expect to continue to incur net losses through at least 2003. Although we are looking for ways to economize and reduce costs, our efforts may prove even more expensive than we anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We Might Fail to Develop a Successful High- Power UPS Product.

The  successful   development  of  our  high-power  UPS  products  will  involve significant technological and cost challenges and will require additional financing to complete. Major risks include:

   o maintaining the development schedule may not be possible and such development could take substantially longer than anticipated;

   o the cost of developing key components of our systems that have significant technical risk may not be economically successful for a competitive product in the high power market

   o reducing manufacturing costs for the flywheel's shaft, hub and rim, bearings and related electronics to make them profitable;

   o  ensuring minimal warranty expenses through design and quality control;

   o  ensuring quality and cost control from our suppliers;

   o raising the necessary financing to provide sufficient funding for completion of development;

   o  extending the product to new applications.


Because We Depend on Third-Party Suppliers for the Development and Supply of Key Components for Our Products, and Because We Do Not Have Contracts with These
Suppliers, We Could Experience Disruptions in Supply that Could Delay or Decrease Our Revenues.

Our business, prospects, results of operations, or financial condition could be harmed if we are unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, we rely on third-party suppliers for several key components of our systems. We do not have any contracts with these suppliers. If these suppliers should fail to timely deliver components that meet our quality, quantity, or cost standards, then we could experience production delays or cost increases and our financial performance could be adversely affected. Because the components with limited sources are key components that are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, we could experience shortages in supply or be unable to be cost competitive in the markets we are pursuing. The supplier of the control electronics for our new high-power UPS product is a single source supplier, and the loss or interruption of supply from this supplier would adversely affect our ability to market our high-power UPS product and, thus, our financial results.

We Face Intense Competition and We May Be Unable to Compete Successfully.

The markets for highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are offering flywheel energy storage technology. We also compete with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of flywheel energy storage systems or other alternative energy products for sale to our potential customers they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than our systems and could be brought to market more quickly than ours. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among our potential customers. These competitors may also be better able than us to adapt quickly to customers' changing demands and to changes in technology.

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

Safety Failures by Our Products or Those of Our Competitors Could Reduce Market Demand or Acceptance for Flywheels in General.

A serious accident involving either our flywheels or our competitors' flywheels could be a significant deterrent to customer acceptance and adversely affect our financial performance. With any form of energy storage, including machinery, chemicals, fuel or other means of energy storage, there is the possibility of accident. If a metal flywheel fails and the energy stored is released, the flywheel could break apart and the pieces could be ejected at a high rate of speed. However, our flywheels are based on a composite we have designed our flywheels so that if they fail, the flywheel is expected to shut down rather than disintegrate. To date, our testing validates this design conclusion. Also, we believe that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate rather than (as in the case of metal) to break into a small number of large fragments that have a greater possibility of bursting a containment vessel and causing injury. A consortium of government, academic, and industry representatives has been formed to address containment flywheel safety in the event of this kind of flywheel failure. At this early stage of commercialization, there are differing approaches to containment safety with disagreement in the community on the most effective means.

Our Financial Performance Could Be Adversely Affected by Our Need to Hire and Retain Key Executive Officers and Skilled Technical Personnel.

Because our future success depends to a large degree on the success of our technology, our competitiveness will depend significantly on whether we can attract and retain skilled technical personnel, especially engineers, and can retain members of our executive team. We have employment agreements that include non-compete clauses only with Messrs. Capp, Spiezio, Lazarewicz and French. Mr. Capp and Mr. Lararewicz's employment agreements are in effect until December 1, 2004 and October 25, 2003, respectively, but the employment agreements with Messrs. Spiezio and French will expire on October 26, 2002.

In the fourth quarter of 2001, the first quarter of 2002 and in July 2002, we substantially reduced our workforce. Competition for skilled personnel is intense, and as we seek to determine the right size for our workforce, we may not be successful in attracting and retaining the personnel or executive talent necessary to develop our products and operate profitably.

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

In addition to the risks we face when operating within the US, additional risks are present if we operate internationally. A part of our business strategy may be to expand our customer base by marketing, distributing and servicing our products internationally through distributors. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our ability to properly service our products internationally will depend on third party distributors to install and provide service. There is no assurance that we will be able to locate service providers in every region or that these providers will effectively service our products. Also, our success in those markets will depend, in part, on our ability to secure foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations are subject to other inherent risks, including potential difficulties in establishing satisfactory distributorship relationships and enforcing contractual obligations and intellectual property rights in foreign countries, fluctuations in currency exchange rates. If we are unable to successfully market, distribute or service our products internationally, we may never experience profitability and our stock price may decline.

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

The Share Prices of Companies in Our Sector have been Highly Volatile and Our Share Price Could Be Subject to Extreme Price Fluctuations.

The markets for equity securities of high technology companies, including companies in the power reliability and power quality markets, have been highly volatile recently and the market price of our common stock has been and may continue to be subject to significant fluctuations. This could be in response to operating results, announcements of technological innovations or new products by us, or our competitors, patent or proprietary rights developments and market conditions for high technology stocks in general. In addition, stock markets in recent years have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock, which could affect our ability to attract additional capital to fund our operations.

Provisions of Delaware Law and of Our Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with our annual stockholder meeting in 2001, we implemented a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one-year. Additionally, our board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At June 30, 2002, we had approximately $60,000 of cash equivalents that were held in a non-interest bearing checking account. Also at June 30, 2002, we had approximately $1,979,000 of cash equivalents that were held in interest bearing checking accounts, $1,713,000 invested in interest-bearing money market accounts and approximately $20,745,000 in high-grade commercial paper. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $50,000, which we do not believe is material.

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

From November 16, 2000 to June 30, 2002, we spent approximately $9.8 million for inventory and materials used in research and development and $7.2 million for property and equipment, including the build-out of our facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of our initial public offering. We have spent approximately $20.8 million for other working capital needs. In addition to the above, we advanced funds totaling approximately $785,000 to three officers of the Company. The remainder of the net offering proceeds has been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on May 23, 2002. The stockholders of the Company elected certain members of the Board of Directors and ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The number of affirmative, negative and abstained votes cast with respect to each of the matters voted on were as follows:

The tabulation of votes for the nominees for directors were as follows:
                                                   For              Withheld
   Alan P. Goldberg                             35,782,402           405,805
   Nancy Hawthorne                              36,014,148           174,059


                                                      For       Against  Abstain
Selection of Deloitte & Touche LLP as auditor       36,119,212   38,175   30,820


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

                            BEACON POWER CORPORATION

  Date:  August 14, 2002             By:  /s/ F. William Capp
                                              F. William Capp
                                          President and Chief Executive Officer


         August 14, 2002                  /s/ James M. Spiezio
                                              James M. Spiezio
                                          Vice President of Finance and Chief
                                          Financial Officer
                                         (Principal Financial Officer and Chief
                                          Accounting Officer)