Form 10-Q
period 2002-09-30
BEACON POWER CORP
filed 2002-11-13
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended September 30, 2002,

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 11, 2002 was 42,812,897.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents


                                                                           Page

PART I.  Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets at September 30, 2002
         and December 31, 2001.                                              2

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2002 and 2001 and for the
         Period May 8, 1997 (date of  inception) to September 30, 2002.      3

         Consolidated Statements of Cash Flows for nine months ended
         September 30, 2002 and 2001 and for the Period May 8, 1997
         (date of inception) to September 30, 2002.                          4

         Notes to Consolidated Financial Statements.                       6-8

     Item 2.  Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations.              9-18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk    19

     Item 4.  Controls and Procedures                                       19

PART II.  Other Information

     Item 1.  Legal Proceedings                                             20
     Item 2.  Changes in Securities                                         20
     Item 3.  Defaults on Senior Securities                                 20
     Item 4.  Submission of Matters to a Vote of Security Holders           20
     Item 5.  Other Information                                             20
     Item 6.  Exhibits, Financial Statements Schedules and
              Reports on Form 8-K                                           20

Signatures                                                                  21

Certifications                                                           22-23

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                         (Unaudited)
                                                                        September 30,           December 31,
                                                                            2002                    2001
                                                                    ----------------------  ---------------------
Assets
Current assets:
   Cash and cash equivalents                                                $  21,760,816         $   34,601,585
   Prepaid expenses and other current assets                                      328,715              1,131,065
   Assets held for sale                                                            53,715                      -
                                                                    ----------------------  ---------------------
      Total current assets                                                     22,143,246             35,732,650


Property and equipment, net (Note 3)                                              736,812              6,188,507
Other assets                                                                      251,384                209,796
                                                                    ----------------------  ---------------------

Total assets                                                                 $ 23,131,442           $ 42,130,953
                                                                    ======================  =====================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $    214,490           $    911,465
   Accrued compensation and benefits                                              177,443                721,130
   Due to related party                                                                 -                 35,532
   Other accrued expenses                                                         451,613                941,100
   Restructuring reserve                                                        1,835,625                      -
   Current portion of capital lease obligations                                   263,425                335,145
                                                                    ----------------------  ---------------------
      Total current liabilities                                                 2,942,596              2,944,372

Capital lease obligations, net of current portion                                  13,307                205,352
Commitments (Note 4)

Stockholders' equity:
   Preferred Stock, $.01 par value; 10,000,000 shares authorized
   no shares issued or outstanding                                                      -                      -
   Common stock, $.01 par value; 110,000,000 shares authorized;
   42,809,361 and 42,770,856 shares issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively                         428,094                427,709
   Deferred stock compensation                                                   (15,430)              (211,564)
   Additional paid-in-capital                                                 132,746,944            132,911,256
   Deficit accumulated during the development stage                         (112,884,409)           (94,146,172)
   Less: treasury stock, at cost                                                 (99,660)                      -
                                                                    ----------------------  ---------------------
      Total stockholders' equity                                               20,175,539             38,981,229

Total liabilities and stockholders' equity                                 $   23,131,442         $   42,130,953
                                                                    ======================  =====================

                                           See notes to consolidated financial statements

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                  Cumulative from
                                                                                                                     May 8, 1997
                                                                                                                (date of inception)
                                    Three months ended September 30,        Nine months ended September 30,      through September
                                        2002                2001                2002               2001              30, 2002
                                  ------------------  ------------------  -----------------  -----------------  --------------------

Revenue                                    $      -            $      -           $      -           $      -           $   551,184

Operating expenses:
   Selling, general and administrative    1,054,819           2,336,726          4,560,568          6,188,323            22,046,691
   Research and development               1,284,746           5,380,092          6,194,870         14,136,688            45,858,884
   Loss on sales commitments                      -                   -                  -                  -               375,974
   Depreciation and amortization            462,849             346,583          1,475,084            903,778             3,496,857
   Restructuring charges                  2,159,280                   -          2,159,280                  -             2,159,280
   Loss on impairment of assets           4,297,128                   -          4,297,128                  -             4,297,128
                                  ------------------  ------------------  -----------------  -----------------  --------------------
         Total operating expenses         9,258,822           8,063,401         18,686,930         21,228,789            78,234,814
                                  ------------------  ------------------  -----------------  -----------------  --------------------

Loss from operations                    (9,258,822)         (8,063,401)       (18,686,930)       (21,228,789)          (77,683,630)

Interest income                             115,514             462,187            418,252          1,917,074             3,476,221
Interest expense                            (8,770)             (3,154)           (36,958)           (18,080)           (1,082,017)
Other income (expense)                        1,920              15,958          (432,602)          (360,134)             (588,789)
                                  ------------------  ------------------  -----------------  -----------------  --------------------
   Total other income (expense), net        108,664             474,991           (51,308)          1,538,860             1,805,415
                                  ------------------  ------------------  -----------------  -----------------  --------------------
Net loss                                (9,150,158)         (7,588,410)       (18,738,238)       (19,689,929)          (75,878,215)

Preferred stock dividends                         -                   -                  -                  -          (36,825,680)
Accretion of redeemable convertible
    preferred stock                               -                   -                  -                  -             (113,014)
                                  ------------------  ------------------  -----------------  -----------------  --------------------
Loss to common shareholders           $ (9,150,158)       $ (7,588,410)      $(18,738,238)      $(19,689,929)       $ (112,816,909)
                                  ==================  ==================  =================  =================  ====================
Loss per share, basic and diluted       $    (0.21)         $    (0.18)        $    (0.44)        $    (0.46)
                                  ==================  ==================  =================  =================
Weighted-average common shares
    outstanding                          42,809,361          42,739,635         42,792,154         42,479,667
                                  ==================  ==================  =================  =================

                                          See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                         Cumulative from
                                                                                                           May 8, 1997
                                                                                                       (date of inception)
                                                                  Nine months ended September 30,       through September
                                                                      2002                2001              30, 2002
                                                              --------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                       $  (18,738,238)     $  (19,689,929)      $  (75,878,216)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                    1,475,084             903,778            3,496,857
        Loss on sale of fixed assets                                         7,342              86,523              163,729
        Impairment of assets                                             4,297,128                   -            4,297,128
        Restructuring charge net of severance paid                       1,835,625                   -            1,835,625
        Reserve for officers note                                          425,130                   -              425,130
        Interest expense relating to issuance of warrants                        -                   -              371,000
        Non-cash charge for change in option terms                               -                   -              346,591
        Non-cash charge for settlement of lawsuit                                -             303,160              303,160
        Amortization of deferred consulting expense, net                         -                   -            1,160,784
        Amortization of deferred stock compensation                         19,442             334,342            1,290,161
        Warrants issued for consulting services                                  -                   -            1,569,366
        Accrued loss on sales commitments                                        -                   -              375,974
        Services and interest expense paid in preferred stock                    -                   -               11,485
    Changes in operating assets and liabilities:
        Inventory                                                                -              82,180                    -
        Prepaid expenses and other current assets                          277,560           (957,449)            (853,505)
        Accounts payable                                                 (696,975)           (408,407)              214,490
        Accrued compensation and benefits                                (543,687)             945,641              177,443
        Accrued interest                                                         -                   -              275,560
        Due to related party                                              (35,532)             188,626                    -
        Accrued loss on sales commitments                                        -                   -            (375,974)
        Other accrued expenses and current liabilities                   (489,486)              66,280              460,284
                                                              --------------------------------------------------------------

        Net cash used in operating activities                         (12,166,607)        (18,145,255)         (60,332,928)

Cash flows from investing activities:
    (Increase)/decrease in other assets                                          -             607,014            (175,218)
    Purchases of property and equipment                                  (423,162)         (4,086,360)          (8,370,796)
                                                              --------------------------------------------------------------

        Net cash used in investing activities                            (423,162)         (3,479,346)          (8,546,014)

Cash flows from financing activities:
    Initial public stock offering, net of expenses                               -                   -           49,341,537
    Payment of dividends                                                         -         (1,159,373)          (1,159,373)
    Shares issued under employee stock purchase plan                        12,765                   -              122,709
    Exercise of employee stock options                                           -             803,505            1,175,670
    Issuance of preferred stock                                                  -                   -           32,868,028
    Repayment of subscription receivable                                         -                   -            5,000,000
    Proceeds from capital leases                                                 -             495,851              495,851
    Repayment of capital leases                                          (263,765)           (113,462)            (754,664)
    Proceeds from notes payable issued to investors                              -                   -            3,550,000
                                                              --------------------------------------------------------------

        Net cash provided (used) by financing activities                 (251,000)              26,521           90,639,758

Increase (decrease) in cash and cash equivalents                      (12,840,769)        (21,598,080)           21,760,816

Cash and cash equivalents, beginning of period                          34,601,585          62,497,102                    -
                                                              --------------------------------------------------------------

Cash and cash equivalents, end of period                             $  21,760,816       $  40,899,022       $   21,760,816
                                                              ==============================================================
                                          See notes to consolidated financial statements.

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

Operations. The Company has experienced net losses since its inception and, as of September 30, 2002, had an accumulated deficit of approximately $112.9 million. The Company is facing the challenge of ongoing development, as well as refinement and marketing of its commercial products. Meeting these challenges is expected to require significant outlays of capital. The Company expects to have sufficient cash on hand to fund its reduced operations for approximately 24 months.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2001.

Restructuring and asset impairment charges. The company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. Therefore, in July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash burn rate, and thus on a less ambitious timetable. As a result, a substantial portion of our long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. We have evaluated all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". We have taken a non-cash accounting charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. We adopted SFAS No. 144 effective 1/1/2002, and applied its principles as described above in "Restructuring and asset impairment charges".

For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K.

Reclassifications. Certain amounts in prior year financial statements have been reclassified to conform to their 2002 presentation.

Note 3.  Property and Equipment

A substantial portion of our long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures and equipment and leasehold improvements. We have evaluated all of our property and equipment to determine its future use. As a result of this effort, and as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" we have taken a non-cash impairment charge of approximately $6.5 million of which $4.3 million represents impaired capital equipment. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their estimated realizable values based on quotes from vendors and other market factors.

Property and equipment consist of the following:

                                                     Estimated
                                                       Useful    September 30,      December 31,
                                                       Lives          2002              2001
                                                    -------------------------------------------------
Machinery and equipment                               5 years         $2,316,196          $1,996,711
Service vehicles                                      5 years             63,792              63,792
Furniture and fixtures                                7 years            733,018             733,018
Office equipment                                      3 years          2,075,530           2,030,653
Leasehold improvements                               Lease term        2,072,577           2,072,577
Equipment under capital lease obligations            Lease term        1,081,726           1,081,726
                                                                -------------------------------------
     Total                                                            $8,342,839          $7,978,477
Less accumulated depreciation and amortization                       (3,255,184)         (1,789,970)
                                                                -------------------------------------
     Property and equipment, before impairment                        $5,087,655          $6,188,507
                                                                -------------------------------------
Less impairment reserve                                              (4,297,128)                   -
Less assets available for sale                                          (53,715)                   -
                                                                -------------------------------------
     Property and equipment, net                                        $736,812          $6,188,507
                                                                =====================================

Note 4.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has various operating leases for certain office and manufacturing equipment expiring through December 2003. Under the terms of the facility lease, the Company provided the lessor with an irrevocable letter of credit. At September 30, 2002 the balance of the letter of credit totaled $400,454. A cash deposit with the Company's commercial bank secures this letter of credit.

Note 5.  Common Stock

Treasury Stock. As a part of the repayment of a loan from the Company, an officer surrendered 132,000 shares of Beacon Power Corporation common stock, in the first quarter of this year, that were held as collateral against that loan. These shares were acquired at the then market price of $0.755 per share. The Company is holding these 132,000 shares in treasury at their cost of $99,660. The remainder of that loan was repaid in cash.

Reserved Shares. At September 30, 2002 and December 31, 2001, 14,603,445 and 13,839,129 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants, respectively.

Stock Warrants. Deferred compensation relating to stock warrants at September 30, 2002 and December 31, 2001 is approximately $15,000 and $212,000, respectively. The warrants were issued to an investor under an agreement that an affiliate of that investor will provide the Company with technical expertise. One half of the warrants vested immediately upon their issuance with the remaining warrants to vest ratably as the services are provided. No services have been provided through September 30, 2002. The agreement terminates and any unvested warrants are forfeited on November 1, 2003.

Note 6.  Related Party Transactions

Advance to Officers - During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through September 30, 2002, the Company has collected approximately $293,000 in payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $70,000 at September 30, 2002 is included in prepaid and other assets in the accompanying consolidated balance sheet.

Note 7.  Summary of Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2002 and 2001, cash paid for interest was approximately $43,000 and $20,000, respectively.

During the nine months ended September 30, 2002 and 2001, cash paid for taxes was approximately $17,000 and $1,500, respectively.

During March 2002, as a part of the repayment of a loan from the Company, an officer surrendered 132,000 shares of common stock of the Company that were held as collateral against that loan. These shares were surrendered at the then market price of $0.755. The Company is holding these 132,000 shares in treasury at their cost of $99,660. The remainder of the loan was paid in cash.

During the nine months ended September 30, 2002 and 2001, the Company recorded decreases in deferred compensation from the issuance of non-qualified stock options to third parties of $196,130 and $1,530,697, respectively. These were offset by charges to additional paid in capital.

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

Overview

Beacon Power Corporation is a development-stage company which designs, develops, configures, and offers for sale power systems that provide highly reliable, high-quality, uninterruptible electric power for use as a stand alone back-up power solution in telecom applications and as a transition unit to generators in high power applications. It is known for its environmentally friendly, flywheel-based products (employing a flywheel made from proprietary composite materials) that can store and deliver energy in a variety of configurations. Such products have longer life, reduced maintenance, quicker recharging, remote monitoring and other advantages over competing solutions.

Our initial products were 2kWh and 6kWh long-duration back up power units focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. The Company continues to offer these products but may not be able to attract customer orders in sufficient volumes or prices to develop an economically viable business. The Company has expanded its marketing activities to include UPS applications and stored energy for utilities. The utility application would be for an array of high-energy composite flywheels that can be connected together to provide high power (megawatt-level) energy storage for minutes or longer in applications requiring rapid, deep discharge, and/or frequent cycling. Examples of applications are transition to turbine or natural gas engine start (requiring minutes, not seconds), reducing generator starting frequency and backup time for wind and other renewable power, stiffening of substation and micro-grid power, and load following high power fuel cells and generators. Lead acid batteries are usually not effective in these applications because rapid, frequent or deep discharging of a battery substantially reduces life and increases maintenance requirements. There are no other practical alternatives in use today, and low power flywheels like those used to start a diesel generator in 12 seconds do not have sufficient energy to be practical elements of a flywheel array.

The company has evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as a result of its inability to generate demand for its products. This evaluation has resulted in a non-cash charge of $6.5 million.

From our inception through September 30, 2002 we have incurred losses of approximately $112.8 million. We expect to continue to incur losses as a result of the difficulty we face in marketing our existing and emerging products and potential costs for product development and commercialization programs. These losses could fluctuate significantly from quarter to quarter. Fluctuations may be substantial as a result of, among other factors, the amount of development materials purchased, nonrecurring engineering expenses and subcontract work
related  to  product   testing  and  ramp-up  costs  related  to   manufacturing
capacities.

Results of operations:

Comparison of three and nine months ended September 30, 2002 and 2001

Revenues. We did not record any revenue for the three or nine months ended September 30, 2002 and 2001. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers to demonstrate the application of our technologies.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, and related travel. Selling, general and administrative expenses totaled approximately $1,055,000 and $2,337,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease of approximately $1,282,000 is primarily the result of decreased compensation and benefit costs due to staffing reductions, reduced professional fees and travel partially offset by higher costs for directors and officers insurance. Selling, general and administrative expenses totaled approximately $4,561,000 and $6,188,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $1,627,000 is primarily the result of decreased compensation and benefit costs due to staffing reductions partially offset by higher costs for directors and officers insurance and sales and marketing efforts.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. Our cost of research and development has been reduced sharply while we focus on defining market opportunities for our capabilities. In the event that markets are defined that require product development we may have significant increases for additional product designs, refining existing products or expand our analytic capabilities. Research and development expenses totaled approximately $1,285,000 and $5,380,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $4,095,000 is primarily the result of decreased compensation and benefit costs related to staffing reductions in engineering and manufacturing and decreases in the amount of materials used for product development. Research and development expenses totaled approximately $6,195,000 and $14,137,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $7,942,000 is primarily the result of decreased compensation and benefit costs related to staff reductions and decreased spending on materials related to product development.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. Depreciation and amortization totaled approximately $463,000 and $347,000 for the three months ended September 30, 2002 and 2001, respectively. The increase of $116,000 is attributable to increases in leasehold improvements and capital equipment expenditures. Depreciation and amortization totaled approximately $1,475,000 and $904,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $571,000 is attributable to increases in leasehold improvements, capital equipment expenditures and reductions in the useful life of computer equipment.

Restructuring and Asset Impairment Charges. During the third quarter of 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash burn rate, and thus on a less ambitious timetable. As a result, a substantial portion of our long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. We have evaluated all of our property and equipment to determine its future use and as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" we have taken a non-cash impairment charge of $6,456,000 of which $4,297,000 represents impaired capital equipment and leasehold improvements, $323,000 relates to severance costs and $1,836,000 relates to a reserve against future lease payments and related facility costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments for idled facilities is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

Interest and OtherIncome/Expense, net. Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand partially offset by interest expense associated with our capital leases. Our interest income for the three months ended September 30, 2002 was approximately $116,000, compared to $462,000 for the same period in 2001. The decrease in 2002 is the result of higher cash balances in 2001 from our initial public offering in the fourth quarter of 2000. Our interest income for the nine months ended September 30, 2002 was approximately $418,000, compared to $1,917,000 for the same period in 2001. The decrease in 2002 is the result of higher cash balances in 2001 from our initial public offering in the fourth quarter of 2000.

Interest expense increased to approximately $9,000 for the three months ended September 30, 2002 from approximately $3,000 for the same period in 2001. Interest expense increased to approximately $37,000 for the nine months ended September 30, 2002 from approximately $18,000 for the same period in 2001. Interest expense relates to assets leased under capital leases.

Other expense was approximately $2,000 and $16,000 for the three months ended September 30, 2002 and 2001, respectively. Other expense for the nine months ending September 30, 2002 and 2001, respectively was approximately $433,000 and $360,000. The 2002 balance represents a reserve of $426,000, a non-cash expense, for an advance to an officer. During 2001, the Company advanced approximately $785,000 to three officers of the Company, including an advance of $ 564,822 to Mr. William Stanton, former CEO and president. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided for the exercise of employee stock options and in the case of Mr. Stanton income taxes related to the exercise of those options. The officers repaid approximately $152,000 of these advances during 2001 and an additional $150,000 through September 30, 2002. In June 2002, the Company took a reserve in the amount of $426,148 for the full remaining amount of the advances (including interest thereon) to Mr. Stanton. The Company has fully reserved this balance due to the current market valuation of the pledged securities and uncertainty that the obligation will be collected from Mr. Stanton. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. The Company expects the remaining advance to be repaid in full by the officer to whom it was made and who is still employed by the Company. The balance of $70,093 and $634,110 at September 30, 2002 and December 31, 2001, respectively are included in prepaid and other assets in the accompanying consolidated balance sheet. The 2001 balance relates primarily to a write-off of $52,000 for certain tooling costs associated with an earlier version of our product and a non-cash charge related to the settlement of a lawsuit brought by a former employee of approximately $303,000. Under the terms of the settlement, we permitted the former employee to exercise options to purchase 53,000 shares of our common stock at a price of $1.78 when the current market price was $7.50. We incurred a charge of $5.72, the difference between the market price and the exercise price, for each share exercised.

Liquidity and Capital Resources

Net cash used in operating activities was approximately ($12,167,000) and ($18,145,000) for the nine months ended September 30, 2002 and 2001, respectively. The primary component to the negative cash flow from operations is from the net losses. For the first nine months of 2002, we had a net loss of approximately ($18,738,000). This included non-cash charges of approximately $8,060,000 including a loss on impairment of assets and restructuring of $6,133,000; a reserve taken against a note receivable from a former officer of $426,000; a loss on sale of fixed assets of approximately $7,000; approximately $19,000 related to stock options issued for consulting services and depreciation and amortization of approximately $1,475,000. Changes in operating assets and liabilities used approximately ($1,488,000) of cash during the first nine months of 2002. The primary components were a decrease in accounts payable of approximately ($697,000), a decrease in accrued compensation and benefits of approximately ($544,000), a decrease in amounts due to a related party of approximately ($36,000) and a decrease in other accruals and current liabilities of ($489,000), these were offset by a decrease in prepaid expense and other current assets of approximately $278,000. For the first nine months of 2001, we had a net loss of approximately ($19,690,000). This included non-cash charges of approximately $1,628,000 including a charge related to the settlement of a lawsuit of approximately $303,000; approximately $334,000 related to stock options issued for consulting services; $87,000 for the write-off of tooling related to older versions of our flywheel; and depreciation and amortization of approximately $904,000. Changes in operating assets and liabilities used approximately ($83,000) of cash during the first nine months of 2001. The primary components were a decrease in accounts payable of approximately
($408,000) offset by an increase in accrued compensation and benefits of approximately $946,000 and an increase in prepaid expense and other current assets of approximately ($957,000). Changes in other working capital accounts used cash of approximately $336,000.

Net cash used in investing activities was approximately ($423,000) and ($3,479,000) for the nine months ended September 30, 2002 and 2001, respectively. The principal uses of cash during the first nine months of 2002 were related to purchases of machinery and equipment totaling approximately ($423,000). The principal uses of cash during the first nine months of 2001 were related to purchases totaling approximately ($4,086,000) for machinery and equipment, furniture and fixtures and leasehold improvements to the new operating facility. Other assets decreased by approximately $607,000 as deposits made in prior quarters relating to long-term assets were reclassified to property and equipment.

Net cash used in financing and investing activities during the nine months ended September 30, 2002 was approximately ($251,000). The cash used for financing activities related to repayment of capital leases of approximately ($264,000) offset by cash proceeds from the employee stock purchase plan of approximately $13,000. Net cash used by financing activities during the nine months ended September 30, 2001 was approximately $27,000. The primary use of cash was for the payment of dividends on our various classes of preferred stock of approximately ($1,159,000,) which were accrued during 2000, prior to the Company's initial public offering of its common stock. In addition, we made principal payments against our capital leases of approximately ($113,000). These uses were offset by proceeds from stock options exercised of approximately $803,000 and proceeds from sale-leaseback transactions of $496,000.

During 2001, the Company advanced approximately $785,000 to three officers of the Company, including an advance of $564,822 to Mr. William Stanton, former CEO and president. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided for the exercise of employee stock options and in the case of Mr. Stanton income taxes related to the exercise of those options. In aggregate, the officers repaid approximately $152,000 of these advances during 2001 and an additional $150,000 through September 30, 2002. One of the officers has repaid her advance in full. In June 2002, we took a reserve in the amount of $426,148 against the full remaining amount of the advances (including interest thereon) to Mr. Stanton. The Company has fully reserved this balance due to the current market valuation of the pledged securities and uncertainty that the obligation will be collected from Mr. Stanton. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. We expect the remaining advance to be repaid in full by the officer to whom it was made and who is still employed by the Company. The balance of $70,093 and $634,110 at September 30, 2002 and December 31, 2001, respectively are included in prepaid and other assets in the accompanying consolidated balance sheet.

A substantial portion of our long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures and equipment and leasehold improvements. We have evaluated all of our property and equipment to determine its future use. As a result of this effort, and as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" we have taken a non-cash impairment charge of approximately $6,500,000 of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million related to our headcount reduction in July, 2002 and $1.9 million relates primarily to a reserve against future lease payments and facility costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their estimated realizable values based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

Based upon our operating plan, and cash on hand, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the foreseeable future.


Impact of Recently Issued Accounting Standards Not Yet Implemented

In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 will not have a material impact on our financial statements.

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

We May Not Be Able to Reduce Our Product Cost Enough to Make Our Prices Competitive.

There can be no assurance that we will be successful in lowering our production costs through lower cost designs or volume discounts, which may prevent market acceptance of our products.

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

Our Stock May be Disqualified from Nasdaq.

Because of its low price, our stock has been removed from the Nasdaq National Market System and placed on the Nasdaq SmallCap Market. If we do not meet the requirements for continued listing on that market or the criteria for such listing is not modified or extended, our stock will be removed from it and will then be quoted on the OTCBB.

We Face Intensified Competition from Batteries Due to Their Declining Prices and Improved Life. As a Consequence Our Customers are Less Likely to Accept the Value Proposition of Our Products.

The performance of batteries has improved while battery prices have declined due to lower volume demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. Also a number of Asian and low cost battery manufacturers have entered the market, which is intensifying competition. These changes in battery pricing and performance make it more difficult for the market to accept the value proposition of our high-energy products.

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

We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2003.

We have incurred net losses to common shareholders and negative cash flows since our inception in May 1997. We had net losses to common shareholders of approximately ($26,146,000) in 2001, ($53,279,000) in 2000 and ($6,630,000) in
1999. Since our inception in May 1997, we have had net losses to common shareholders totaling ($112,817,000). We expect to continue to incur net losses through at least 2003. Although we are looking for ways to economize and reduce costs, our efforts may prove even more expensive than we anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We Might Fail to Develop a Successful High-Power UPS Product.

The  successful   development  of  our  high-power  UPS  products  will  involve significant technological and cost challenges and will require additional financing to complete. Major risks include:

o maintaining the development schedule may not be possible and such development could take substantially longer than anticipated;

o the cost of developing key components of our systems that have significant technical risk may not be economically feasible for a competitive product in the high-power market;

o reducing manufacturing costs for the flywheel's shaft, hub and rim, bearings and related electronics to increase our chances of achieving profitability;

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

We Face Intense Competition and We May Be Unable to Compete Successfully.

The markets for highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are offering flywheel energy storage technology. We also compete with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of flywheel energy storage systems or other alternative energy products for sale to our potential customers they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than our systems and could be brought to market more quickly than ours. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among our potential customers. These competitors may also be better able than we are to adapt quickly to customers' changing demands and to changes in technology.

Technological advances in alternative energy products or other alternative energy technologies may render our systems obsolete. We do not have any products or technologies other than flywheel systems under development. Our system is, however, only one of a number of alternative energy products being developed by potential competitors that have potential commercial applications, including super capacitors, fuel cells, advanced batteries, and other alternative energy technologies.

Government Regulation May Impair Our Ability to Market Our Product.

Government regulation of our product, whether at the federal, state or local level, including any regulations relating to installation and servicing of our products, may increase our costs and the price of our systems, and may have a negative impact on our revenue and profitability. We cannot provide assurance that our products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. We expect that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. We do not know the extent to which any existing or new regulations may impact our ability to distribute, install and service our products. Once our products reach the commercialization stage and we begin distributing our systems to our early target markets, federal, state or local government entities or competitors may seek to impose regulations.

Product Liability Claims Against Us Could Result in Substantial Expenses and Negative Publicity Which Could Impair Successful Marketing of Our Products.

Our business exposes us to potential product liability claims that are inherent in the manufacturing, marketing and sale of electro-mechanical products, and as such, we may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. We cannot provide assurance that our product liability insurance will provide sufficient coverage in the event of a claim. Also, we cannot predict whether we will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect our business, financial condition or the price of our common stock. In addition, negative publicity in connection with the faulty design or manufacture of our products would adversely affect our ability to market and sell our products.

Safety Failures by Our Products or Those of Our Competitors Could Reduce Market Demand or Acceptance for Flywheels in General.

A serious accident involving either our flywheels or our competitors' flywheels could be a significant deterrent to customer acceptance and adversely affect our financial performance. With any form of energy storage, including machinery, chemicals, fuel or other means of energy storage, there is the possibility of accident. If a metal flywheel fails and the energy stored is released, the flywheel could break apart and the pieces could be ejected at a high rate of speed. However, our flywheels are based on a composite we have designed so that in the event of a failure, our flywheel would shut down rather than disintegrate. To date, our testing validates this design conclusion. Also, we believe that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate rather than (as in the case of metal) to break into a small number of large fragments that have a greater possibility of bursting a containment vessel and causing injury. A consortium of government, academic, and industry representatives has been formed to address containment flywheel safety in the event of this kind of flywheel failure. At this early stage of commercialization, there are differing approaches to containment safety with disagreement in the community on the most effective means.

Our Financial Performance Could Be Adversely Affected by Our Need to Hire and Retain Key Executive Officers and Skilled Technical Personnel.

Because our future success depends to a large degree on the success of our technology, our competitiveness will depend significantly on whether we can attract and retain skilled technical personnel, especially engineers, and can retain members of our executive team. We have employment agreements that include non-compete clauses with Messrs. Capp, CEO and President; Spiezio, CFO and Treasurer; Driscoll, Vice President of Engineering; and Lazarewicz, Chief Technical Officer.

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

In addition to the risks we face when operating within the U.S., additional risks are present if we operate internationally. A part of our business strategy may be to expand our customer base by marketing, distributing and servicing our products internationally through distributors. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our ability to properly service our products internationally will depend on third-party distributors to install and provide service. There is no assurance that we will be able to locate service providers in every region or that these providers will effectively service our products. Also, our success in those markets will depend, in part, on our ability to secure foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations are subject to other inherent risks, including potential difficulties in establishing satisfactory distributorship relationships and enforcing contractual obligations and intellectual property rights in foreign countries, fluctuations in currency exchange rates. If we are unable to successfully market, distribute or service our products internationally, we may never experience profitability and our stock price may decline.

Any Failure to Protect Our Intellectual Property Could Seriously Impair Our Competitive Position.

We cannot provide assurance that we have or will be able to maintain a significant proprietary position on the basic technologies used in our flywheel systems. Our ability to compete effectively against alternative technologies will be affected by our ability to protect our proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending or future patent applications under which we have rights will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes, or will protect us from competitors. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in our business. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights.

Further, our competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems.

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

Provisions of Delaware Law and of Our Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law, and the shareholder rights plan we adopted in September 2002, may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with our annual stockholder meeting in 2001, we implemented a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one-year. Pursuant to a shareholder rights plan adopted in September 2002, we issued rights as a dividend on our common stock on October 7, 2002 each of which entitles the holder to purchase 1/100th of a share of our newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (30% in the case of one large shareholder that already owned more than 15%) of our outstanding common stock, or in the event that we are acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void). Additionally, our board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At September 30, 2002, we had approximately $60,000 of cash equivalents that were held in a non-interest bearing checking account. Also at September 30, 2002, we had approximately $1,183,000 of cash equivalents that were held in interest bearing checking accounts, $2,121,000 invested in interest-bearing money market accounts and approximately $18,397,000 in high-grade corporate bonds. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $35,000, which we do not believe is material.

Item 4.  Controls and Procedures

Mr. F. William Capp, the Company's Chief Executive Officer, and Mr. James M. Spiezio, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based upon that evaluation, they have concluded that the Company has in place controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

From November 16, 2000 to September 30, 2002, we spent approximately $9.8 million for inventory and materials used in research and development and $7.4 million for property and equipment, including the build-out of our facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of our initial public offering. We have spent approximately $20.8 million for other working capital needs. In addition to the above, we advanced funds totaling approximately $785,000 to three officers of the Company and the current outstanding balance on these loans is $496,000. The remainder of the net offering proceeds has been invested in short-term, income producing bank deposits pending their use for the purchase of property and equipment and working capital needs. Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  Reports on Form 8-K

          99.1 Form 8-K filed on October 4, 2002 with respect to a Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BEACON POWER CORPORATION

    Date:  November 13, 2002    By:  /s/ F. William Capp
                                     F. William Capp
                                     President and Chief Executive Officer


            November 13, 2002        /s/ James M. Spiezio
                                     James M. Spiezio
                                     Vice President of Finance and Chief
                                     Financial Officer (Principal Financial
                                     Officer and Chief Accounting Officer)

                                  CERTIFICATION


I, F. William Capp, certify that:


1.  I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Beacon  Power
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                     by: /s/ F. William Capp
                                                -------------------------
                                                F. William Capp
                                                Chief Executive Officer

                                  CERTIFICATION


I, James M. Spiezio, certify that:

1. I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Beacon  Power
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002             by:  /s/ James M. Spiezio
                                          James M. Spiezio
                                          Chief Financial Officer

                                                                    Exhibit 99.1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 8-K

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      Date of Report (Date of earliest event reported) September 25, 2002

                            Beacon Power Corporation
               [Exact name of registrant as specified in charter]

         Delaware               001-16171                      43-372365
(State of incorporation    (Commission File Number)          (IRS Employer
       or organization)                                   Identification No.)

234 Ballardvale St., Wilmington MA                                01887-1032
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code (978) 695-9121

                                      None
        (Former name or former address, if changed since last report)





         Item 5.  Other Events.

     On September 25, 2002, the Board of Directors of Beacon Power Corporation (the "Company") declared a dividend payable on October 7, 2002 (the "Record Date") of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company (the "Common Shares"). The dividend is payable to the stockholders of record on the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "Preferred Shares") at a price of $22.50 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Equiserve Trust Company N.A., as Rights Agent (the "Rights Agent").

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") have acquired beneficial ownership of 15% (or, in the case of the Perseus Capital, LLC and persons that own Common Shares through it, 30%) or more of the outstanding Common Shares or (ii) such date, if any, as may be designated by the Board of Directors of the Company following the commencement of, or first public disclosure of an intention to commence, a tender or exchange offer for outstanding Common Shares which could result in such person or group becoming the beneficial owner of more than 15% of the outstanding Common Shares (the earlier of such dates being the "Distribution Date"), the Rights will not be represented by a separate certificate, and will not be transferable apart from the Common Stock, but will instead be evidenced,
(i) with respect to any of the shares of Common Stock held in uncertificated book-entry form (a "Book-Entry") outstanding as of the Record Date, by such Book-Entry and (ii) with respect to the shares of Common Stock evidenced by Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates, together with a copy of this Summary of Rights.

     The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. Until the Distribution Date (or earlier redemption or expiration of the Rights), transfer on the Company's stock ownership records of Common Stock represented by a Book-Entry or a certificate outstanding as the Record Date, and, in each case, with or without a copy of this Summary of Rights attached thereto, will also constitute the transfer of the Rights associated with the Common Stock represented by such Book-Entry or certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on September 30, 2012 (the "Final Expiration Date"), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

     The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares; (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price; less than the then-current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share.

     In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $22.50 per share but will be entitled to an aggregate payment of 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. These rights are protected by customary antidilution provisions.

     Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right is intended to approximate the value of one Common Share.

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereupon have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right.

     At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, for shares of Common Shares at an exchange ratio of one Common Share per Right.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-hundredth of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

     At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price") payable, at the option of the Company, in cash, Common Shares or such other form of consideration as the Board of Directors of the Company shall determine. The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     At any time prior to such time as there shall be an Acquiring Person, the Company may, without the approval of any holder of the Rights, supplement or amend any provision of the Rights Agreement (including the date on which the Expiration Date or the Distribution Date shall occur, the amount of the Purchase Price or the definition of "Acquiring Person"), except that no supplement or amendment shall be made that reduces the Redemption Price of the Rights. From and after such time as any person or group of affiliated or associated persons becomes and Acquiring Person, and subject to applicable law, the Company may, and the Rights Agent shall if the Company so directs, amend the Rights Agreement without the approval of any holders of Rights (a) to cure any ambiguity or to correct or supplement any provision contained herein which may be defective or inconsistent with any other provision of this Rights Agreement or (b) to otherwise change or supplement any other provisions in this Agreement in any matter which the Company may deem necessary or desirable and which in each such case shall not (i) adversely affect the interests of the holders of Rights as such (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person) (ii) cause the Rights Agreement again to become otherwise amendable or (iii) cause the Rights again to become redeemable.

     Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

     A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, as the same may be amended form time to time, which is hereby incorporated herein by reference.


    Item 7.  Financial Statements, Pro Forma Financial Information and Exhibits.

    (c)  Exhibits

        99.1 Rights Agreement Between Beacon Power Corporation and Equiserve Trust Company, N.A. dated as of September 25, 2002



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            BEACON POWER CORPORATION

Dated: September 26, 2002                   By: /s/ James Spiezio
                                                -------------------------
                                                Chief Financial Officer

===============================================================================
Exhibit 99.1

                                RIGHTS AGREEMENT

                                     Between

                            BEACON POWER CORPORATION

                                       and

                          Equiserve Trust COMPANY, N.A.



                         Dated as of September 25, 2002


================================================================================

                                TABLE OF CONTENTS


SECTION 1   Certain Definitions...............................................1

SECTION 2   Appointment of Rights Agent.......................................5

SECTION 3   Issue of Right Certificates.......................................5

SECTION 4   Form of Right Certificates........................................7

SECTION 5   Countersignature and Registration.................................7

SECTION 6   Transfer, Split Up, Combination and Exchange of Right
            Certificates; Mutilated, Destroyed, Lost or Stolen Right
            Certificates......................................................8

SECTION 7   Exercise of Rights; Purchase Price; Expiration Date of Rights.....8

SECTION 8   Cancellation and Destruction of Right Certificates................10

SECTION 9   Availability of Preferred Shares..................................10

SECTION 10  Preferred Shares Record Date......................................11

SECTION 11  Adjustment of Purchase Price, Number and Kind of Shares or
            Number of Rights..................................................11

SECTION 12  Certificate of Adjusted Purchase Price or Number of Shares........19

SECTION 13  Consolidation, Merger or Sale or Transfer of Assets or Earning
            Power.............................................................19

SECTION 14  Fractional Rights and Fractional Shares...........................22

SECTION 15  Rights of Action..................................................23

SECTION 16  Agreement of Right Holders........................................24

SECTION 17  Right Certificate Holder Not Deemed a Stockholder.................24

SECTION 18  Concerning the Rights Agent.......................................25

SECTION 19  Merger or Consolidation or Change of Name of Rights Agent.........25

SECTION 20  Duties of Rights Agent............................................26

SECTION 21  Change of Rights Agent............................................27

SECTION 22  Issuance of New Right Certificates................................28

SECTION 23  Redemption........................................................29

SECTION 24  Exchange..........................................................29

SECTION 25  Notice of Certain Events..........................................30

SECTION 26  Notices...........................................................31

SECTION 27  Supplements and Amendments........................................32

SECTION 28  Successors........................................................33

SECTION 29  Benefits of this Agreement........................................33

SECTION 30  Severability......................................................33

SECTION 31  Governing Law.....................................................33

SECTION 32  Counterparts......................................................33

SECTION 33  Descriptive Headings..............................................33

         Exhibit A - Form of Certificate of Designations
         Exhibit B - Form of Right Certificate
         Exhibit C - Summary of Rights to Purchase Preferred Shares

     RIGHTS AGREEMENT (the "Agreement"), dated as of September 25, 2002, between Beacon Power Corporation, a Delaware corporation (the "Company"), and EquiServe Trust Company, N.A., as Rights Agent (the "Rights Agent").

     The board of directors of the Company (the "Board of Directors") has authorized and declared a dividend of one preferred share purchase right (a "Right") for each Common Share (as hereinafter defined) of the Company outstanding on October 7, 2002 (the "Record Date"), each Right representing the right to purchase one one-hundredth of a Preferred Share (as hereinafter defined), upon the terms and subject to the conditions herein set forth, and has further authorized and directed the issuance of one Right (subject to adjustment as provided herein) with respect to each Common Share that shall become outstanding between the Record Date and the earlier of the Distribution Date and the Expiration Date (as such terms are hereinafter defined); provided, however, that Rights may be issued with respect to Common Shares that shall become outstanding after the Distribution Date and prior to the Expiration Date in accordance with Section 22.

     Accordingly, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

SECTION 1. Certain Definitions.

For purposes of this Agreement, the following terms have the meanings indicated:

     (a) "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner of 15% (except that such percentage shall be 30% for Perseus Capital, L.L.C. and Persons who are Beneficial Owners through it (Perseus together with such Persons, the "Perseus Owners")) or more of the Common Shares of the Company, but shall not include (i) the Company, any Subsidiary of the Company, any employee benefit or compensation plan of the Company or of any Subsidiary of the Company, or any Person holding Common Shares for or pursuant to the terms of any such plan (each, an "Exempt Person"), (ii) any such Person who has become and is the Beneficial Owner of 15% (or, in the case of the Perseus Owners, 30%) or more of the Common Shares of the Company solely as a result of (A) the acquisition by such Person or one or more of its Affiliates or Associates of Beneficial Ownership of additional Common Shares if such acquisition was made in the good faith belief that such acquisition would not (x) cause the Beneficial Ownership by such Person, together with its Affiliates and Associates, to be 15% (or, in the case of the Perseus Owners, 30%) or more of the Common Shares of the Company outstanding at the time of such acquisition and such good faith belief was based on the good faith reliance on information contained in publicly filed reports or documents of the Company that are inaccurate or out-of-date or (y) otherwise cause a Distribution Date or the adjustment provided for in Section 11(a) to occur or (B) the acquisition by such Person or one or more of its Affiliates or Associates of Beneficial Ownership of additional Common Shares of the Company if the Board of Directors determines that such acquisition was made in good faith without the knowledge by such Person or Affiliates or Associates that such
Person would thereby become an Acquiring Person, which determination of the Board of Directors shall be conclusive and binding on such Person, the Rights Agent, the holders of the Rights and all other Persons or (iii) any such Person who has become and is the Beneficial Owner of 15% (or, in the case of the Perseus Owners, 30%) or more of the Common Shares of the Company solely as a result of the operation of part (iii) of the definition of Beneficial Ownership if, in the sole opinion of the Directors, the agreement, arrangement or understanding that gives rise to the Beneficial Ownership was already extant on the date hereof, provided that Beneficial Ownership of no more than 5% of the Common Shares of the Company has been acquired by the parties to such agreement, arrangement or understanding in the aggregate after the date hereof. Notwithstanding the foregoing, if any Person that is not an Acquiring Person due to (ii)(A) or (ii)(B) of the prior sentence does not reduce its percentage of Beneficial Ownership of Common Shares of the Company to less than 15% (or, in the case of the Perseus Owners, 30%) by the Close of Business on the tenth calendar day after notice from the Company (the date of notice being the first day) that such Person's Beneficial Ownership of Common Shares would make it an Acquiring Person, such Person shall, at the end of such ten calendar day period, become an Acquiring Person (and such clause (ii)(A) or (ii)(B) shall no longer apply to such Person). For purposes of this definition, the determination whether any Person acted in "good faith" shall be conclusively determined by the Board of Directors. Notwithstanding anything in this definition of Acquiring Person to the contrary, no Person shall become an "Acquiring Person" as the result of an acquisition of Common Shares by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such Person to 15% (or, in the case of the Perseus Owners, 30%) or more of the Common Shares of the Company; provided, however, that if a Person shall become the Beneficial Owner of 15% (or, in the case of the Perseus Owners, 30%) or more of the Common Shares of the Company by reason of share acquisitions by the Company and shall, after such share acquisitions by the Company, become the Beneficial owner of any additional Common Shares of the Company (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding Common Shares or pursuant to a split or subdivision of the outstanding Common Shares), then such Person shall be deemed to be an "Acquiring Person" unless upon becoming the Beneficial Owner of such additional Common Shares such Person does not beneficially own 15% (or, in the case of the Perseus Owners, 30%) or more of the Common Shares.

     (b) "Affiliate" shall have the meaning ascribed to such term in Rule 12b-2 of the General Rules and Regulations under the Exchange Act as in effect on the date of this Agreement.

     (c) "Associate" shall have the meaning ascribed to such term in Rule 12b-2 of the General Rules and Regulations under the Exchange Act as in effect on the date of this Agreement.

     (d) A  Person  shall be  deemed  the  "Beneficial  Owner"  of,  a  Person's
"Beneficial   Ownership"   shall  include  and  a  Person  shall  be  deemed  to
"beneficially own" any securities:

     (i) which such Person or any of such Person's Affiliates or Associates beneficially owns, directly or indirectly;

     (ii) which such Person or any of such Person's Affiliates or Associates has
(1) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (other than customary agreements with and between underwriters and selling group members with respect to a bona fide public offering of securities), or upon the exercise of conversion rights, exchange rights, rights (other than these Rights), warrants or options, or otherwise; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange; or (2) the right to vote, or the right to direct the vote, pursuant to any agreement, arrangement or understanding; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to beneficially own, any security, if the agreement, arrangement or understanding to vote, or direct the vote of, such security (x) arises solely from a revocable proxy or consent given to such Person in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations promulgated under the Exchange Act and (y) is not also then reportable on Schedule 13D under the Exchange Act (or any comparable or successor report); or

     (iii) which are beneficially owned, directly or indirectly, by any other Person with which such Person or any of such Person's Affiliates or Associates has any agreement, arrangement or understanding (other than customary agreements with and between underwriters and selling group members with respect to a bona fide public offering of securities) for the purpose of acquiring, holding, voting or disposing of such securities of the Company provided, however, that no Person who is an officer, director or employee of an Exempt Person shall be deemed, solely by reason of such Person's status or authority as such, to be the "Beneficial Owner" of, to have "Beneficial Ownership" of or to "beneficially own" any securities that are "beneficially owned" (as defined in this Section 1(d)), including, without limitation, in a fiduciary capacity, by an Exempt Person or by any other such officer, director or employee of an Exempt Person.

     In computing the percentage of Common Shares a Person is the Beneficial Owner of for any purpose hereunder, such percentage shall be of the total Common Shares then outstanding plus the Common Shares not then outstanding but deemed to be Beneficially Owned by such Person (and only such Person).

     (e) "Board of Directors" shall have the meaning set forth in the preamble hereof.

     (f) "Business Day" shall mean any day other than a Saturday, a Sunday, or a day on which banking institutions in New York are authorized or obligated by law or executive order to close.

     (g) "Book-Entry" shall mean an uncertified book-entry for the Company's Common Stock.

     (h) "Close of Business" on any given date shall mean 5:00 P.M., New York time, on such date; provided, however, that, if such date is not a Business Day, it shall mean 5:00 P.M., New York time, on the next succeeding Business Day.

     (i) "Common Shares" when used with reference to the Company shall mean the shares of common stock, par value $0.01 per share, of the Company. "Common Shares" when used with reference to any Person other than the Company shall mean the capital stock (or equity interest) with the greatest voting power of such other Person or, if such other Person is a Subsidiary of another Person, the Person or Persons which ultimately control such first-mentioned Person.

     (j) "Company" shall have the meaning set forth in the preamble hereof.

     (k) "Current  Per Share  Market  Price" shall have the meaning set forth in
Section 11(d)(i) hereof.

     (l) "Distribution Date" shall have the meaning set forth in Section 3 hereof.

     (m)  "equivalent  preferred  shares"  shall have the  meaning  set forth in
Section 11(b) hereof.

     (n) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     (o) "Exchange Ratio" shall have the meaning set forth in Section 24(a) hereof.

     (p) "Exempt Person" shall have the meaning set forth in Section 1(a) hereof.

     (q) "Final Expiration Date" shall have the meaning set forth in Section 7(a) hereof.

     (r) "Person" shall mean any individual, firm, corporation, partnership, limited liability company, trust or other entity, and shall include any successor (by merger or otherwise) of such entity.

     (s) "Preferred Shares" shall mean shares of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company having the rights and preferences set forth in the Form of Certificate of Designations attached to this Agreement as Exhibit A.

     (t) "Purchase Price" shall have the meaning set forth in Section 7(b) hereof.

     (u) "Record Date" shall have the meaning set forth in the preamble hereof.

     (v) "Redemption Date" shall have the meaning set forth in Section 7(a) hereof.

     (w) "Redemption Price" shall have the meaning set forth in Section 23(a) hereof.

     (x) "Right" shall have the meaning set forth in the preamble hereof.

     (y) "Right Certificate" shall have the meaning set forth in Section 3(a) hereof.

     (z) "Rights Agent" shall have the meaning set forth in the preamble hereof.

     (aa) "Security" shall have the meaning set forth in Section 11(d) hereof.

     (bb) "Shares Acquisition Date" shall mean the first date of public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) of the Exchange Act) by the Company or an Acquiring Person that an Acquiring Person has become such, or such earlier date as a majority of the Board of Directors shall become aware of the existence of an Acquiring Person.

     (cc) "Subsidiary" of any Person shall mean any corporation or other entity of which a majority of the voting power of the voting equity securities or equity interest is owned, directly or indirectly, by such Person.

     (dd) "Summary of Rights" shall have the meaning set forth in Section 3(b) hereof.

     (ee) "Trading Day" shall have the meaning set forth in Section 11(d) hereof.

SECTION 2. Appointment of Rights Agent.

     The Company hereby appoints the Rights Agent to act as agent for the Company and the holders of the Rights (who, in accordance with Section 3 hereof, shall, prior to the Distribution Date also be the holders of the Common Shares) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such co-Rights Agents as it may deem necessary or desirable, upon ten (10) days' prior written notice to the Rights Agent. The Rights Agent shall have no duty to supervise, and in no event be liable for, the acts or omissions of any such co-Rights Agent.

SECTION 3. Issue of Right Certificates.

     (a) Until the Close of Business on the earlier of (i) the tenth day after the Shares Acquisition Date or (ii) such date, if any, as may be designated by the Board of Directors following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer by any Person (other than the Company, any Subsidiary of the Company, any employee benefit or compensation plan of the Company or of any Subsidiary of the Company or any Person holding Common Shares for or pursuant to the terms of any such plan) for outstanding Common Shares, if upon consummation of such tender or exchange offer such Person would be the Beneficial Owner of 15% or more of the outstanding Common Shares (the earlier of such dates being herein referred to as the "Distribution Date"),
(x) the Rights will be evidenced by the Book-Entries, or certificates for, Common Stock registered in the name of the holders of Common Stock (together with, in the case of Book-Entries representing, or the certificates for, Common Stock outstanding as of the Record Date, the Summary of Rights) and not by separate Book-Entries or Rights Certificates and the record holders of the Common Stock represented by such Book-Entries or certificates shall be the record holders of the Rights represented thereby, and (y) the Rights will be transferable only in connection with the transfer of Common Shares. Until the Distribution Date (or, if earlier, the Expiration Date), transfer on the Company's stock ownership records of any Common Stock represented by a Book-Entry or the surrender for transfer of any certificate for Common Stock shall constitute the surrender for transfer of the Right or Rights associated with the Company Stock evidenced thereby, whether or not accompanied by a copy of the Summary of Rights.

     (b) On the Record Date, or as soon as practicable thereafter, the Company will send a copy of a Summary of Rights to Purchase Preferred Shares, in substantially the form of Exhibit C hereto (the "Summary of Rights"), by first-class, postage-prepaid mail, to each record holder of Common Shares as of the Close of Business on the Record Date, at the address of such holder shown on the records of the Company.

     (c) Rights shall be issued in respect of all Common Shares issued or disposed of (including, without limitation, upon disposition of Common Shares out of treasury stock or issuance or reissuance of Common Shares out of authorized but unissued shares) after the Record Date but prior to the earlier of the Distribution Date and the Expiration Date, or in certain circumstances provided in Section 22 hereof, after the Distribution Date. Certificates for Common Shares and confirmations evidencing Book-Entries which become outstanding (including, without limitation, reacquired Common Shares referred to in the last sentence of this paragraph (c)) after the Record Date but prior to the earliest of the Distribution Date, the Redemption Date or the Final Expiration Date, shall have impressed on, printed on, written on or otherwise affixed to them the following legend:

     This certificate also evidences and entitles the holder hereof to certain rights as set forth in a Rights Agreement between Beacon Power Corporation and Equiserve Trust Company N.A., dated as of September 25, 2002, as amended from time to time (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of Beacon Power Corporation. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Beacon Power Corporation will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Under certain circumstances, as set forth in the Rights Agreement, Rights owned by or transferred to any Person who is or becomes an Acquiring Person (as defined in the Rights Agreement) and certain transferees thereof will become null and void and will no longer be transferable.

     With respect to such certificates containing the foregoing legend, until the Distribution Date, the Rights associated with the Common Shares represented by such certificates shall be evidenced by such certificates alone, and the surrender for transfer of any such certificate, except as otherwise provided herein, shall also constitute the transfer of the Rights associated with the Common Shares represented thereby. In the event that the Company purchases or otherwise acquires any Common Shares after the Record Date but prior to the Distribution Date, any Rights associated with such Common Shares shall be deemed canceled and retired so that the Company shall not be entitled to exercise any Rights associated with the Common Shares which are no longer outstanding.

     Notwithstanding this paragraph (c), the omission of a legend shall not affect the enforceability of any part of this Agreement or the rights of any holder of the Rights (other than any Acquiring Person or any Associate or Affiliate of an Acquiring Person).

     (d) As soon as practicable after the Distribution Date, the Company will prepare and execute, the Rights Agent will countersign, and the Company will send or cause to be sent (and the Rights Agent will, if requested, send) by first-class, postage-prepaid mail, to each record holder of Common Shares as of the Close of Business on the Distribution Date (other than any Acquiring Person or any Associate or Affiliate of an Acquiring Person), at the address of such holder shown on the records of the Company, a Right Certificate, in substantially the form of Exhibit B hereto (a "Right Certificate"), evidencing one Right (subject to adjustment as provided herein) for each Common Share so held. From and after the Distribution Date, the Rights will be evidenced solely by such Right Certificates.

SECTION 4. Form of Right Certificates.

     The Right Certificates (and the forms of election to purchase shares and of assignment to be printed on the reverse thereof) shall be substantially the same as Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange or automated quotation system on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of this Agreement, the Right Certificates shall entitle the holders thereof to purchase such number of one one-hundredths of a Preferred Share as shall be set forth therein at the Purchase Price, but the number of such one one-hundredths of a Preferred Share and the Purchase Price shall be subject to adjustment as provided herein.

SECTION 5. Countersignature and Registration.

     The Right Certificates shall be executed on behalf of the Company by its Chairman of the Board, its Chief Executive Officer, its President, any of its Vice Presidents, or its Treasurer, either manually or by facsimile signature, shall have affixed thereto the Company's seal or a facsimile thereof, and shall be attested by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature. The Right Certificates shall be manually countersigned by the Rights Agent and shall not be valid for any purpose unless countersigned. In case any officer of the Company who shall have signed any of the Right Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Right Certificates, nevertheless, may be countersigned by the Rights Agent and issued and delivered by the Company with the same force and effect as though the individual who signed such Right Certificates had not ceased to be such officer of the Company; and any Right Certificate may be signed on behalf of the Company by any individual who, at the actual date of the execution of such Right Certificate, shall be a proper officer of the Company to sign such Right Certificate although at the date of the execution of this Agreement any such individual was not such an officer.

     Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its principal office, books for registration and transfer of the Right Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Right Certificates, the number of Rights evidenced on its face by each of the Right Certificates and the date of each of the Right Certificates.

SECTION 6. Transfer, Split Up, Combination and Exchange of Right
Certificates; Mutilated, Destroyed, Lost or Stolen Right Certificates.

     Subject to the provisions of this Agreement, at any time after the Distribution Date, and at or prior to the Close of Business on the Expiration Date, any Right Certificate or Right Certificates (other than Right Certificates representing Rights that have become void pursuant to Section 11(a)(ii) hereof may be transferred, split up, combined, or exchanged for another Right Certificate or other Right Certificates entitling the registered holder to purchase a like number of one one-hundredths of a Preferred Share as the Right Certificate or Right Certificates surrendered then entitled such holder to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Right Certificate or Right Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Right Certificate or Right Certificates to be transferred, split up, combined or exchanged at the principal office of the Rights Agent. Thereupon the Rights Agent shall countersign and deliver to the Person entitled thereto a Right Certificate or Right Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Right Certificates.

     Subject to the provisions of this Agreement, at any time after the Distribution Date and prior to the Expiration Date, upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Right Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and, at the Company's request, reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Right Certificate if mutilated, the Company will make and deliver a new Right Certificate of like tenor to the Rights Agent for delivery to the registered holder in lieu of the Right Certificate so lost, stolen, destroyed or mutilated.

SECTION 7. Exercise of Rights; Purchase Price; Expiration Date of Rights.

     (a) Except as otherwise provided herein, the Rights shall become exercisable on the Distribution Date, and thereafter the registered holder of any Right Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein), in whole or in part, at any time after the Distribution Date, upon surrender of the Right Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent at the principal office of the Rights Agent, together with payment of the Purchase Price for each one one-hundredth of a Preferred Share (or other securities, cash or other assets, as the case may be) as to which the Rights are exercised, at any time which is both after the Distribution Date and prior to the time (the "Expiration Date") that is the earliest of (i) the Close of Business on September 30, 2012 (the "Final Expiration Date"), (ii) the time at which the Rights are redeemed as provided in Section 23 hereof (the "Redemption Date"), or (iii) the time at which such Rights are exchanged as provided in
Section 24 hereof.

     (b) The Purchase Price for each one one-hundredth of a Preferred Share purchasable pursuant to the exercise of a Right shall initially be $22.50, and the Purchase Price and the number of one one-hundredth of a share of Preferred Share or other securities or property to be acquired upon exercise of a Right shall be subject to adjustment from time to time as provided in Section 11 or 13 hereof and shall be payable in lawful money of the United States of America in accordance with paragraph (c) below.

     (c) Except as otherwise provided herein, upon receipt of a Right Certificate representing exercisable Rights, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for the shares to be purchased and an amount equal to any applicable transfer tax required to be paid by the holder of such Right Certificate in accordance with
Section 9 hereof by certified check, cashier's check or money order payable to the order of the Company, the Rights Agent shall thereupon promptly (i)(A) requisition from any transfer agent of the Preferred Shares, or make available if the Rights Agent is the transfer agent for the Preferred Shares, certificates for the number of Preferred Shares to be purchased and the Company hereby irrevocably authorizes any such transfer agent to comply with all such requests, or (B) requisition from the depositary agent appointed by the Company depositary receipts representing interests in such number of one one-hundredths of a Preferred Share as are to be purchased (in which case certificates for the Preferred Shares represented by such receipts shall be deposited by the transfer agent of the Preferred Shares with such depositary agent) and the Company hereby directs such depositary agent to comply with such request; (ii) when appropriate, requisition from the Company the amount of cash to be paid in lieu of issuance of fractional shares in accordance with Section 14 hereof; (iii) promptly after receipt of such certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Right Certificate, registered in such name or names as may be designated by such holder; and (iv) when appropriate, after receipt, promptly deliver such cash to or upon the order of the registered holder of such Right Certificate.

     (d) Except as otherwise provided herein, in case the registered holder of any Right Certificate shall exercise less than all the Rights evidenced thereby, a new Right Certificate evidencing Rights equivalent to the exercisable Rights remaining unexercised shall be issued by the Rights Agent to the registered holder of such Right Certificate or to his duly authorized assigns, subject to the provisions of Section 14 hereof.

     (e) Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder of Rights upon the occurrence of any purported transfer or exercise of Rights pursuant to Section 6 hereof or this Section 7 unless such registered holder shall have (i) completed and signed the certificate contained in the form of assignment or form of election to purchase set forth on the reverse side of the Rights Certificate surrendered for such transfer or exercise and (ii) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) thereof as the Company shall reasonably request.

SECTION 8. Cancellation and Destruction of Right Certificates.

     All Right Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or to any of its agents, be delivered to the Rights Agent for cancellation or in canceled form, or, if surrendered to the Rights Agent, shall be canceled by it, and no Right Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Right Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all canceled Right Certificates to the Company, or shall, at the written request of the Company, destroy such canceled Right Certificates, and, in such case, shall deliver a certificate of destruction thereof to the Company.

SECTION 9. Availability of Preferred Shares.

     (a) The Company covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued Preferred Shares or any Preferred Shares held in its treasury, the number of Preferred Shares that will be sufficient to permit the exercise in full of all outstanding Rights in accordance with Section 7.

     (b) So long as the Preferred Shares issuable upon the exercise of Rights may be listed or admitted to trading on any national securities exchange, or quoted on NASDAQ, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed or admitted to trading on such exchange, or quoted on NASDAQ, upon official notice of issuance upon such exercise.

     (c) From and after such time as the Rights become exercisable, the Company shall use its best efforts, if then necessary to permit the issuance of Preferred Shares upon the exercise of Rights, to register and qualify such Preferred Shares under the Securities Act and any applicable state securities or "Blue Sky" laws (to the extent exemptions therefrom are not available), cause such registration statement and qualifications to become effective as soon as possible after such filing and keep such registration and qualifications effective (with a prospectus at all times meeting the requirements of the Securities Act) until the earlier of the date as of which the Rights are no longer exercisable for such securities and the Expiration Date. The Company may temporarily suspend, for a period of time not to exceed 120 days, the exercisability of the Rights in order to prepare and file a registration statement under the Securities Act and permit it to become effective. Upon any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. Notwithstanding any provision of this Agreement to the contrary, the Rights shall not be exercisable in any jurisdiction unless the requisite qualification in such jurisdiction shall have been obtained and until a registration statement under the Securities Act shall have been declared effective, unless an exemption therefrom is available.

     (d) The Company covenants and agrees that it will take all such action as may be necessary to ensure that all Preferred Shares delivered upon exercise of Rights shall, at the time of delivery of the certificates for such Preferred Shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable shares.

     The Company further covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Right Certificates or of any Preferred Shares upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Right Certificates to a Person other than, or the issuance or delivery of certificates or depositary receipts for the Preferred Shares in a name other than that of, the registered holder of the Right Certificate evidencing Rights surrendered for exercise or to issue or to deliver any certificates or depositary receipts for Preferred Shares upon the exercise of any Rights until any such tax shall have been paid (any such tax being payable by the holder of such Right Certificate at the time of surrender) or until it has been established to the Company's reasonable satisfaction that no such tax is due.

SECTION 10. Preferred Shares Record Date.

     Each Person in whose name any certificate for Preferred Shares is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of the Preferred Shares represented thereby on, and such certificate shall be dated, the date upon which the Right Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the Preferred Shares transfer books of the Company are closed, such Person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding Business Day on which the Preferred Shares transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Right Certificate shall not be entitled to any rights of a holder of Preferred Shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

SECTION 11. Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights.

     The Purchase Price, the number of Preferred Shares or other securities or property purchasable upon exercise of each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this
Section 11.

     (a) (i) In the event the Company shall at any time after the date of this Agreement (A) declare and pay a dividend on the Preferred Shares payable in Preferred Shares, (B) subdivide the outstanding Preferred Shares, (C) combine the outstanding Preferred Shares into a smaller number of Preferred Shares or
(D) issue any shares of its capital stock in a reclassification of the Preferred Shares (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), except as otherwise provided in this Section 11(a), the number and kind of shares of capital stock issuable upon exercise of a Right at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive the aggregate number and kind of shares of capital stock which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Shares transfer books of the Company were open, he would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification; provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company issuable upon exercise of one Right.

     (ii) Subject to Section 24 of this Agreement, in the event any Person becomes an Acquiring Person, each holder of a Right, except as otherwise provided in this Agreement, shall thereafter have a right to receive, upon exercise thereof at a price equal to the then current Purchase Price multiplied by the number of one one-hundredths of a Preferred Share for which a Right is then exercisable, in accordance with the terms of this Agreement and in lieu of Preferred Shares, such number of Common Shares of the Company as shall equal the result obtained by (A) multiplying the then current Purchase Price by the number of one one-hundredths of a Preferred Share for which a Right is then exercisable and dividing that product by (B) 50% of the then Current Per Share Market Price of the Company's Common Shares (determined pursuant to Section 11(d)(i) hereof) on the date of the occurrence of such event provided, however, that the Purchase Price and the number of Common Shares so receivable upon exercise of a Right shall, following the time a Person becomes an Acquiring Person, be subject to further adjustment as appropriate in accordance with Section 11(f) hereof. The Company agrees that, after the earlier of the Distribution Date or the Shares Acquisition Date, it will not, except as permitted by Sections 23, 24 or 27 hereof, take (or permit any Subsidiary to take) any action if at the time such action is taken it is reasonably foreseeable that such action will diminish substantially or eliminate the benefits intended to be afforded by the Rights.

     Notwithstanding anything in this Agreement to the contrary, from and after the occurrence of such event, any Rights that are or were acquired or beneficially owned by (x) any Acquiring Person (or any Associate or Affiliate of such Acquiring Person), a transferee of any Acquiring Person (or any such Affiliate or Associate) who becomes a transferee after a Person becomes an Acquiring Person or (z) a transferee of any Acquiring Person (or any such Affiliate or Associate) who became a transferee prior to or concurrently with a Person becoming an Acquiring Person pursuant to either (I) a transfer from the Acquiring Person to holders of its equity securities or to any Person with whom it has any continuing agreement, arrangement or understanding regarding the transferred Rights or (II) a transfer which the Board of Directors has determined is part of a plan, arrangement or understanding which has the purpose or effect of avoiding the provisions of this paragraph, and subsequent transferees of such Persons, shall be void and any holder of such Rights shall thereafter have no right to exercise such Rights under any provision of this Agreement. The Company shall use all reasonable efforts to ensure that the provisions of this Section 11(a)(ii) are complied with, but shall have no liability to any holder of Right Certificates or other Person as a result of its failure to make any determinations with respect to an Acquiring Person or its Affiliates, Associates or transferees hereunder. From and after the time a Person becomes an Acquiring Person, no Right Certificate shall be issued pursuant to Section 3 or Section 6 hereof that represents Rights that are or have become void pursuant to the provisions of this paragraph, and any Right Certificate delivered to the Rights Agent that represents Rights that are or have become void pursuant to the provisions of this paragraph shall be canceled. From and after the occurrence of an event specified in Section 13(a) hereof, any Rights that theretofore have not been exercised pursuant to this Section 11(a)(ii) shall thereafter be exercisable only in accordance with Section 13 and not pursuant to this Section 11(a)(ii).

     (iii) In the event that there shall not be sufficient Common Shares authorized but unissued to permit the exercise in full of the Rights in accordance with the foregoing subparagraph (ii), the Board of Directors shall, with respect to such deficiency, to the extent permitted by applicable law and any material agreements then in effect to which the Company is a party, (A) determine the excess (such excess, the "Spread") of (1) the value of Common Shares issuable upon the exercise of a Right in accordance with the foregoing subparagraph (ii) (the "Current Value") over (2) the Purchase Price (as adjusted in accordance with the foregoing subparagraph (ii)), and (B) with respect to each Right (other than Rights which have become void pursuant to the foregoing subparagraph (ii)), make adequate provision to substitute for the Common Shares issuable in accordance with the foregoing subparagraph (ii) upon exercise of the Right and payment of the Purchase Price (as adjusted in accordance therewith),
(1) cash, (2) a reduction in such Purchase Price, (3) Preferred Shares or other equity securities of the Company (including, without limitation, shares or fractions of shares of preferred stock which, by virtue of having dividend, voting and liquidation rights substantially comparable to those of the Common Shares, are deemed in good faith by the Board of Directors to have substantially the same value as the Common Shares (such Preferred Shares and shares or fractions of shares of preferred stock are hereinafter referred to as "Common Stock Equivalents")), (4) debt securities of the Company, (5) other assets, or
(6) any combination of the foregoing, having a value which, when added to the value of the Common Shares issued upon exercise of such Right, shall have an aggregate value equal to the Current Value (less the amount of any reduction in such Purchase Price), where such aggregate value has been determined by the Board of Directors upon the advice of a nationally recognized investment banking firm selected in good faith by the Board of Directors; provided, however, that if the Company shall not make adequate provision to deliver value pursuant to clause (B) above within thirty (30) days following the time a Person becomes an Acquiring Person (the time a Person becomes an Acquiring Person being the "Section 11(a)(ii) Trigger Date"), then the Company shall be obligated to deliver, to the extent permitted by applicable law and any material agreements then in effect to which the Company is a party, upon the surrender for exercise of a Right and without requiring payment of such Purchase Price of Common Shares (to the extent available), and then, if necessary, such number or fractions of Preferred Shares (to the extent available) and then, if necessary, cash, which shares and/or cash have an aggregate value equal to the Spread. If, upon the occurrence of a Person becoming an Acquiring Person, the Board of Directors shall determine in good faith that it is likely that sufficient additional Common Shares could be authorized for issuance upon exercise in full of the Rights, then, if the Board of Directors so elects, the thirty (30) day period set forth above may be extended to the extent necessary, but not more than ninety (90) days after the Section 11(a)(ii) Trigger Date, in order that the Company may seek stockholder approval for the authorization of such additional shares (such thirty (30) day period, as it may be extended, is herein called the "Substitution Period"). To the extent that the Company determines that some action need be taken pursuant to the second and/or third sentence of this
Section 11(a)(iii), the Company (x) shall provide, subject to Section 11(a)(ii) hereof and the last sentence of this Section 11(a)(iii) hereof, that such action shall apply uniformly to all outstanding Rights and (y) may suspend the exercisability of the Rights until the expiration of the Substitution Period in order to seek any authorization of additional shares and/or to decide the appropriate form of distribution to be made pursuant to such second sentence and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iii), the value of Common Shares shall be the Current Per Share Market Price (as determined pursuant to Section 11(d)(i)) on the Section 11(a)(ii) Trigger Date and the per share or fractional value of any "Common Stock Equivalent" shall be deemed to equal the current per share market price of the Common Shares. The Board of Directors of the Company may, but shall not be required to, establish procedures to allocate the right to receive Common Shares upon the exercise of the Rights among holders of Rights pursuant to this Section 11(a)(iii).

     (b) In case the Company shall fix a record date for the issuance of rights, options or warrants to all holders of Preferred Shares entitling them (for a period expiring within 45 calendar days after such record date) to subscribe for or purchase Preferred Shares (or shares having the same rights, privileges and preferences as the Preferred Shares ("equivalent preferred shares")) or securities convertible into Preferred Shares or equivalent preferred shares at a price per Preferred Share or equivalent preferred share (or having a conversion price per share, if a security convertible into Preferred Shares or equivalent preferred shares) less than the then Current Per Share Market Price of the Preferred Shares) on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of Preferred Shares and equivalent preferred shares outstanding on such record date plus the number of Preferred Shares and equivalent preferred shares which the aggregate offering price of the total number of Preferred Shares and/or equivalent preferred shares so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such current market price and the denominator of which shall be the number of Preferred Shares and equivalent preferred shares outstanding on such record date plus the number of additional Preferred Shares and/or equivalent preferred shares to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible); provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company issuable upon exercise of one Right. In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and holders of the Rights. Preferred Shares and equivalent preferred shares owned by or held for the account of the Company shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed; and in the event that such rights, options or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

     (c) In case the Company shall fix a record date for the making of a distribution to all holders of the Preferred Shares (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing or surviving corporation) of evidences of indebtedness or assets (other than a regular quarterly cash dividend or a dividend payable in Preferred Shares) or subscription rights or warrants (excluding those referred to in Section 11(b) hereof), the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the then Current Per Share Market Price of the Preferred Shares on such record date, less the fair market value (as determined in good faith by the Board of Directors, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and holders of the Rights) of the portion of the assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to one Preferred Share and the denominator of which shall be such Current Per Share Market Price of the Preferred Shares; provided, however, that in no event shall the consideration to be paid upon the exercise of one Right be less than the aggregate par value of the shares of capital stock of the Company to be issued upon exercise of one Right. Such adjustments shall be made successively whenever such a record date is fixed; and in the event that such distribution is not so made, the Purchase Price shall again be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

     (d) (i) For the purpose of any computation hereunder, the "Current Per Share Market Price" of any security (a "Security" for the purpose of this
Section 11(d)(i)) on any date shall be deemed to be the average of the daily closing prices per share of such Security for the 30 consecutive Trading Days immediately prior to such date; provided, however, that in the event that the Current Per Share Market Price of the Security is determined during a period following the announcement by the issuer of such Security of (A) a dividend or distribution on such Security payable in shares of such Security or securities convertible into such shares, or (B) any subdivision, combination or reclassification of such Security and prior to the expiration of 30 Trading Days after the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification, then, and in each such case, the Current Per Share Market Price shall be appropriately adjusted to reflect the current market price per share equivalent of such Security. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case, as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Security is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Security is listed or admitted to trading or, if the Security is not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the counter market, as reported on the Nasdaq National Market or such other system then in use, or, if on any such date the Security is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Security selected by the Board of Directors. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the Security is listed or admitted to trading is open for the transaction of business or, if the Security is not listed or admitted to trading on any national securities exchange, a Business Day.

     (ii) For the purpose of any computation hereunder, the "Current Per Share Market Price" of the Preferred Shares shall be determined in accordance with the method set forth in Section 11(d)(i). If the Preferred Shares are not publicly traded, the "Current Per Share Market Price" of the Preferred Shares shall be conclusively deemed to be the Current Per Share Market Price of the Common Shares as determined pursuant to Section 11(d)(i) (appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof), multiplied by one thousand. If neither the Common Shares nor the Preferred Shares are publicly held or so listed or traded, "Current Per Share Market Price" shall mean the fair value per share as determined in good faith by the Board of Directors, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and the holders of the Rights.

     (e) No adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least 1% in the Purchase Price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 11 shall be made to the nearest cent or to the nearest one one-millionth of a Preferred Share or one ten-thousandth of any other share or security as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three years from the date of the transaction which requires such adjustment or (ii) the Expiration Date.

     (f) If as a result of an adjustment made pursuant to Section 11(a) hereof, the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock of the Company other than Preferred Shares, thereafter the Purchase Price and the number of such other shares so receivable upon exercise of any Right shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Preferred Shares contained in Section 11(a) through (c), inclusive, 11(h), 11(i) and 11(m) and the provisions of Sections 7, 9, 10, 13 and 14 with respect to the Preferred Shares shall apply on like terms to any such other shares.

     (g) All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one one-hundredths of a Preferred Share purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

     (h) Unless the Company  shall have  exercised  its  election as provided in
Section 11(i), upon each adjustment of the Purchase Price as a result of the calculations made in Sections 11(b) and (c), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of one one-hundredths of a Preferred Share (calculated to the nearest one one-millionth of a Preferred Share) obtained by (A) multiplying (x) the number of one one-hundredths of a share covered by a Right immediately prior to this adjustment by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price and (B) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

     (i) The Company may elect on or after the date of any adjustment of the Purchase Price pursuant to Sections 11(b) or 11(c) hereof to adjust the number of Rights in substitution for any adjustment in the number of one one-hundredths of a Preferred Share purchasable upon the exercise of a Right. Each of the Rights outstanding after such adjustment of the number of Rights shall be exercisable for the number of one one-hundredths of a Preferred Share for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest one ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Right Certificates have been issued, shall be at least 10 days later than the date of the public announcement. If Right Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Right Certificates on such record date Right Certificates evidencing, subject to Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Right Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new Right Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Right Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein and shall be registered in the names of the holders of record of Right Certificates on the record date specified in the public announcement.

     (j) Irrespective of any adjustment or change in the Purchase Price or the number of one one-hundredths of a Preferred Share issuable upon the exercise of the Rights, the Right Certificates theretofore and thereafter issued may continue to express the Purchase Price and the number of one one-hundredths of a Preferred Share which were expressed in the initial Right Certificates issued hereunder.

     (k) Before taking any action that would cause an adjustment reducing the Purchase Price below the then par value, if any, of the fractional Preferred Share or other shares of capital stock issuable upon exercise of the Rights, the Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable Preferred Shares or such other shares at such adjusted Purchase Price.

     (l) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuing to the holder of any Right exercised after such record date of the Preferred Shares and other capital stock or securities of the Company, if any, issuable upon such exercise over and above the Preferred Shares and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares upon the occurrence of the event requiring such adjustment.

     (m) Anything in this Section 11 to the contrary notwithstanding, the Company shall be entitled to make such adjustments in the Purchase Price, in addition to those adjustments expressly required by this Section 11, as and to the extent that it, in its sole discretion, shall determine to be advisable in order that any consolidation or subdivision of the Preferred Shares, issuance wholly for cash of any Preferred Shares at less than the current market price, issuance wholly for cash of Preferred Shares or securities which by their terms are convertible into or exchangeable for Preferred Shares, dividends on Preferred Shares payable in Preferred Shares or issuance of rights, options or warrants referred to hereinabove in Section 11(b), hereafter made by the Company to holders of its Preferred Shares shall not be taxable to such stockholders.

     (n) Anything in this Agreement to the contrary notwithstanding, in the event that at any time after the date of this Agreement and prior to the Distribution Date, the Company shall (i) declare or pay any dividend on the Common Shares payable in Common Shares, or (ii) effect a subdivision, combination or consolidation of the Common Shares (by reclassification or otherwise than by payment of dividends in Common Shares) into a greater or lesser number of Common Shares, then in each such case (A) the number of one one-hundredths of a Preferred Share purchasable after such event upon proper exercise of each Right shall be determined by multiplying the number of one one-hundredths of a Preferred Share so purchasable immediately prior to such event by a fraction, the numerator of which is the number of Common Shares outstanding immediately before such event and the denominator of which is the number of Common Shares outstanding immediately after such event, and (B) each Common Share outstanding immediately after such event shall have issued with respect to it that number of Rights which each Common Share outstanding immediately prior to such event had issued with respect to it. The adjustments provided for in this Section 11(n) shall be made successively whenever such a dividend is declared or paid or such a subdivision, combination or consolidation is effected.

SECTION 12. Certificate of Adjusted Purchase Price or Number of Shares.

     Whenever an adjustment is made as provided in Section 11 or 13 hereof, the Company shall promptly (a) prepare a certificate setting forth such adjustment, and a brief statement of the facts accounting for such adjustment, (b) file with the Rights Agent and with each transfer agent for the Common Shares or the Preferred Shares a copy of such certificate and (c) mail a brief summary thereof to each holder of a Right Certificate in accordance with Section 25 hereof (if so required under Section 25 hereof).

SECTION 13. Consolidation, Merger or Sale or Transfer of Assets or Earning
Power.

     (a) In the event, directly or indirectly, at any time after a Person has become an Acquiring Person, (i) the Company shall consolidate with, or merge with and into, any other Person, (ii) any Person shall consolidate with the Company, or merge with and into the Company and the Company shall be the continuing or surviving corporation of such merger and, in connection with such merger, all or part of the Common Shares shall be changed into or exchanged for stock or other securities of any other Person (or the Company) or cash or any other property, or (iii) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one or more transactions, assets or earning power aggregating 50% or more of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person other than the Company or one or more of its wholly owned
Subsidiaries, then, and upon the first occurrence of such event, proper provision shall be made so that (A) each holder of a Right (except as otherwise provided herein) shall thereafter have the right to receive, upon the exercise thereof at a price equal to the then current Purchase Price multiplied by the number of one one-hundredths of a Preferred Share for which a Right is then exercisable, in accordance with the terms of this Agreement and in lieu of Preferred Shares or Common Shares of the Company, such number of Common Shares of such other Person (including the Company as successor thereto or as the surviving corporation) as shall equal the result obtained by (1) multiplying the then current Purchase Price by the number of one one-hundredths of a Preferred Share for which a Right is then exercisable and dividing that product by (2) 50% of the then Current Per Share Market Price of the Common Shares of such other Person (determined pursuant to Section 11(d) hereof) on the date of consummation of such consolidation, merger, sale or transfer, provided, however, that the Purchase Price (as theretofore adjusted) and the number of Common Shares of such other Person so receivable upon exercise of a Right shall be subject to further adjustment as appropriate in accordance with Section 11(f) hereof to reflect any events occurring in respect of the Common Shares of such other Person after the occurrence of such consolidation, merger, sale or transfer; (B) the issuer of such Common Shares shall thereafter be liable for, and shall assume, by virtue of such consolidation, merger, sale or transfer, all the obligations and duties of the Company pursuant to this Agreement; (C) the term "Company" shall thereafter be deemed to refer to such issuer; and (D) such issuer shall take such steps (including, but not limited to, the reservation of a sufficient number of its Common Shares in accordance with Section 9 hereof) in connection with such consummation as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to the Common Shares thereafter deliverable upon the exercise of the Rights; provided that, upon the subsequent occurrence of any consolidation, merger, sale or transfer of assets or other extraordinary transaction in respect of such other Person, each holder of a Right shall thereupon be entitled to receive, upon exercise of a Right and payment of the Purchase Price as provided in this
Section 13(a), such cash, shares, rights, warrants and other property which such holder would have been entitled to receive had such holder, at the time of such transaction, owned the Common Shares of the other Person receivable upon the exercise of a Right pursuant to this Section 13(a), and such other Person shall take such steps (including, but not limited to, reservation of shares of stock) as may be necessary to permit the subsequent exercise of the Rights in accordance with the terms hereof for such cash, shares, rights, warrants and other property.

     (b) The other Person referred to in Section 13(a) (the "Principal Party") shall mean:

     (i) in the case of any transaction described in (i) or (ii) of the first sentence of Section 13(a) hereof: (A) the Person that is the issuer of the securities into which the Common Shares are converted in such merger or consolidation, or, if there is more than one such issuer, the issuer the Common Shares of which have the greatest aggregate market value of shares outstanding, or (B) if no securities are so issued, (x) the Person that is the other party to the merger, if such Person survives said merger, or, if there is more than one such Person, the Person the Common Shares of which have the greatest aggregate market value of shares outstanding or (y) if the Person that is the other party to the merger does not survive the merger, the Person that does survive the merger (including the Company if it survives) or (z) the Person resulting from the consolidation; and

     (ii) in the case of any transaction described in (iii) of the first sentence of Section 13(a) hereof, the Person that is the party receiving the greatest portion of the assets or earning power transferred pursuant to such transaction or transactions, or, if each Person that is a party to such transaction or transactions receives the same portion of the assets or earning power so transferred or if the Person receiving the greatest portion of the assets or earning power cannot be determined, whichever of such Persons is the issuer of Common Shares having the greatest aggregate market value of shares outstanding; provided, however, that in any such case described in the foregoing clause (b)(i) or (b)(ii), if the Common Shares of such Person are not at such time or has not been continuously over the preceding 12-month period registered under Section 12 of the Exchange Act, then (1) if such Person is a direct or indirect Subsidiary of another Person the Common Shares of which are and have been so registered, the term "Principal Party" shall refer to such other Person, or (2) if such Person is a Subsidiary, directly or indirectly, of more than one Person, the Common Shares of all of which are and have been so registered, the term "Principal Party" shall refer to whichever of such Persons is the issuer of Common Shares having the greatest aggregate market value of shares outstanding, or (3) if such Person is owned, directly or indirectly, by a joint venture formed by two or more Persons that are not owned, directly or indirectly, by the same Person, the rules set forth in clauses (1) and (2) above shall apply to each of the owners having an interest in the venture as if the Person owned by the joint venture was a Subsidiary of both or all of such joint venturers, and the Principal Party in each such case shall bear the obligations set forth in this Section 13 in the same ratio as its interest in such Person bears to the total of such interests.

     (c) The Company shall not consummate any such consolidation, merger, sale or transfer unless prior thereto the Company and such issuer shall have executed and delivered to the Rights Agent an agreement confirming that the requirements of Sections 13(a) and (b) hereof shall promptly be performed in accordance with their terms and that such consolidation, merger, sale or transfer of assets shall not result in a default by the Principal Party under this Agreement as the same shall have been assumed by the Principal Party pursuant to Sections 13(a) and (b) hereof and providing that, as soon as practicable after executing such agreement pursuant to this Section 13, the Principal Party will:

     (i) prepare and file a registration statement under the Securities Act, if necessary, with respect to the Rights and the securities purchasable upon exercise of the Rights on an appropriate form, use its best efforts to cause such registration statement to become effective as soon as practicable after such filing and use its best efforts to cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Securities Act) until the Expiration Date and similarly comply with applicable state securities laws;

     (ii) use its best efforts, if the Common Shares of the Principal Party shall be listed or admitted to trading on the New York Stock Exchange or on another national securities exchange, to list or admit to trading (or continue the listing of) the Rights and the securities purchasable upon exercise of the Rights on the New York Stock Exchange or such securities exchange, or, if the Common Shares of the Principal Party shall not be listed or admitted to trading on the New York Stock Exchange or a national securities exchange, to cause the Rights and the securities receivable upon exercise of the Rights to be authorized for quotation on NASDAQ or on such other system then in use;

     (iii) deliver to holders of the Rights historical financial statements for the Principal Party which comply in all respects with the requirements for registration on Form 10 (or any successor form) under the Exchange Act; and

     (iv) obtain waivers of any rights of first refusal or preemptive rights in respect of the Common Shares of the Principal Party subject to purchase upon exercise of outstanding Rights.

     (d) In case the Principal Party has a provision in any of its authorized securities or in its certificate of incorporation or by-laws or other instrument governing its affairs, which provision would have the effect of (i) causing such Principal Party to issue (other than to holders of Rights pursuant to this
Section 13), in connection with, or as a consequence of, the consummation of a transaction referred to in this Section 13, Common Shares or Common Stock Equivalents of such Principal Party at less than the then current market price per share thereof (determined pursuant to Section 11(d) hereof) or securities exercisable for, or convertible into, Common Shares or Common Stock Equivalents of such Principal Party at less than such then current market price, or (ii) providing for any special payment, tax or similar provision in connection with the issuance of the Common Shares of such Principal Party pursuant to the provisions of Section 13, then, in such event, the Company hereby agrees with each holder of Rights that it shall not consummate any such transaction unless prior thereto the Company and such Principal Party shall have executed and delivered to the Rights Agent a supplemental agreement providing that the provision in question of such Principal Party shall have been canceled, waived or amended, or that the authorized securities shall be redeemed, so that the applicable provision will have no effect in connection with, or as a consequence of, the consummation of the proposed transaction. The Company shall not enter into any transaction of the kind referred to in this Section 13(i) if at the time of or immediately after such transaction there are any rights, warrants, instruments or other instruments or securities outstanding or any agreements or arrangements which would eliminate or substantially diminish the benefits intended to be afforded by the Rights, (ii) prior to, simultaneously with or immediately after such consolidation, merger, sale, transfer or other transaction, the stockholders of the Person who constitutes, or would constitute, the Principal Party for purposes of Section 13(b) hereof shall have received a distribution of Rights previously owned by such Person or any of its Affiliates or Associates or (iii) the form or nature of organization of the Principal Party would preclude or limit the exercisability of the Rights. The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers.

SECTION 14. Fractional Rights and Fractional Shares.

     (a) The Company shall not be required to issue fractions of Rights or to distribute Right Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Right Certificates with regard to which such fractional Rights would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole Right. For the purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional Rights would have been otherwise issuable. The closing price for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case, as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading or, if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported on the Nasdaq National Market or such other system then in use or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights selected by the Board of Directors. If on any such date no such market maker is making a market in the Rights, the fair value of the Rights on such date as determined in good faith by the Board of Directors shall be used.

     (b) The Company shall not be required to issue fractions of Preferred Shares (other than fractions which are integral multiples of one one-hundredth of a Preferred Share) upon exercise or exchange of the Rights or to distribute certificates which evidence fractional Preferred Shares (other than fractions which are integral multiples of one one-hundredth of a Preferred Share). Interests on fractions of Preferred Shares in integral multiples of one one-hundredth of a Preferred Share may, at the election of the Company, be evidenced by depositary receipts, pursuant to an appropriate agreement between the Company and a depositary selected by it; provided that such agreement shall provide that the holders of such depositary receipts shall have all the rights, privileges and preferences to which they are entitled as beneficial owners of the Preferred Shares represented by such depositary receipts. In lieu of fractional Preferred Shares that are not integral multiples of one one-hundredth of a Preferred Share, the Company shall pay to the registered holders of Right Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one Preferred Share. For the purposes of this Section 14(b), the current market value of a Preferred Share shall be the closing price of a Preferred Share (as determined pursuant to the second sentence of Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of such exercise or exchange.

     (c) The Company shall not be required to issue fractional Common Shares or to distribute certificates which evidence fractional Common Shares upon the exercise or exchange of Rights. In lieu of such fractional Common Shares, the Company shall pay to the registered holders of the Right Certificates with regard to which such fractional Common Shares would otherwise be issuable an amount in cash equal to the same fraction of the current market value of a whole Common Share (as determined in accordance with Section 14(a) hereof) for the Trading Day immediately prior to the date of such exercise or exchange.

     (d) The holder of a Right by the acceptance of the Right expressly waives his right to receive any fractional Rights or any fractional shares upon exercise or exchange of a Right (except as provided above).

SECTION 15. Rights of Action.

     All rights of action in respect of this Agreement, excepting the rights of action given to the Rights Agent under Section 18 hereof, are vested in the respective registered holders of the Right Certificates (and, prior to the Distribution Date, the registered holders of the Common Shares); and any registered holder of any Right Certificate (or, prior to the Distribution Date, of the Common Shares), without the consent of the Rights Agent or of the holder of any other Right Certificate (or, prior to the Distribution Date, of the Common Shares), may, in his own behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his right to exercise the Rights evidenced by such Right Certificate (or, prior to the Distribution Date, such Common Shares) in the manner provided in therein and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and will be entitled to specific performance of the obligations under, and injunctive relief against actual or threatened violations of the obligations of any Person subject to, this Agreement.

SECTION 16. Agreement of Right Holders.

     Every holder of a Right, by accepting the same, consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

     (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of the Common Shares;

     (b) after the Distribution Date, the Right Certificates are transferable only on the registry books of the Rights Agent if surrendered at the principal office of the Rights Agent, duly endorsed or accompanied by a proper instrument of transfer; and

     (c) the Company and the Rights Agent may deem and treat the person in whose name the Right Certificate (or, prior to the Distribution Date, the associated Common Shares certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Right Certificate or the associated Common Shares certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent, subject to Section 7(e) hereof, shall be affected by any notice to the contrary.

SECTION 17. Right Certificate Holder Not Deemed a Stockholder.

     No holder, as such, of any Right Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the Preferred Shares or any other securities of the Company which may at any time be issuable on the exercise or exchange of the Rights represented thereby, nor shall anything contained herein or in any Right Certificate be construed to confer upon the holder of any Right Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in this Agreement), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Right Certificate shall have been exercised or exchanged in accordance with the provisions hereof.

SECTION 18. Concerning the Rights Agent.

     The Company agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense incurred without gross negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.

     The Rights Agent shall be protected and shall incur no liability for, or in respect of any action taken, suffered or omitted by it in connection with, its administration of this Agreement in reliance upon any Right Certificate or certificate for the Preferred Shares or Common Shares or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons, or otherwise upon the advice of counsel as set forth in
Section 20 hereof.

SECTION 19. Merger or Consolidation or Change of Name of Rights Agent.

     Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the stock transfer or corporate trust powers of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of Section 21 hereof. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Right Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of the predecessor Rights Agent and deliver such Right
Certificates so countersigned; and, in case at that time any of the Right Certificates shall not have been countersigned, any successor Rights Agent may countersign such Right Certificates either in the name of the predecessor Rights Agent or in the name of the successor Rights Agent; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

     In case at any time the name of the Rights Agent shall be changed and at such time any of the Right Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, the Rights Agent may countersign such Right Certificates either in its prior name or in its changed name; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

SECTION 20. Duties of Rights Agent.

     The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Right Certificates, by their acceptance thereof, shall be bound:

     (a) The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

     (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by any one of the Chairman of the Board, the Chief Executive Officer, the President, any Vice President, the Treasurer or the Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

     (c) The Rights Agent shall be liable hereunder to the Company and any other Person only for its own gross negligence, bad faith or willful misconduct.

     (d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Right Certificates (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

     (e) The Rights Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Right Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Right Certificate; nor shall it be responsible for any change in the exercisability of the Rights (including the Rights becoming void pursuant to Section 11(a)(ii) hereof) or any adjustment in the terms of the Rights (including the manner, method or amount thereof)
provided for in Section 3, 11, 13, 23 or 24, or the ascertaining of the existence of facts that would require any such change or adjustment (except with respect to the exercise of Rights evidenced by Right Certificates after actual notice that such change or adjustment is required); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any Preferred Shares to be issued pursuant to this Agreement or any Right Certificate or as to whether any Preferred Shares will, when issued, be validly authorized and issued, fully paid and nonassessable.

     (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

     (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from any one of the Chairman of the Board, the Chief Executive Officer, the President, any Vice President, the Secretary or the Treasurer of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered by it in good faith in accordance with instructions of any such officer or for any delay in acting while waiting for those instructions.

     (h) The Rights Agent and any stockholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

     (i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct, provided reasonable care was exercised in the selection and continued employment thereof.

     (j) If, with respect to any Rights Certificate surrendered to the Rights Agent for exercise or transfer, the certificate contained in the form of assignment or the form of election to purchase set forth on the reverse thereof, as the case may be, has not been completed to certify the holder is not an Acquiring Person (or an Affiliate or Associate thereof) or a transferee thereof, the Rights Agent shall not take any further action with respect to such requested exercise or transfer without first consulting with the Company.

SECTION 21. Change of Rights Agent.

     The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Company and to each transfer agent of the Common Shares or Preferred Shares by registered or certified mail, and, following the Distribution Date, to the holders of the Right Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon 30 days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Shares or Preferred Shares by registered or certified mail, and, following the Distribution Date, to the holders of the Right Certificates by first-class mail. In the event the transfer agency relationship in effect between the Company and the Rights Agent terminates, the Rights Agent will be deemed to resign automatically on the effective date of such termination; and any required notice will be sent by the Company. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Right Certificate (who shall, with such notice, submit his Right Certificate for inspection by the Company), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation organized and doing business under the laws of the United States or of the State of New York (or of any other state of the United States so long as such corporation is authorized to do business as a banking institution in the State of New York, in good standing, having an office in the State of New York, which is authorized under such laws to exercise corporate trust or stock transfer powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $50 million. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Shares or Preferred Shares, and, following the Distribution Date, mail a notice thereof in writing to the registered holders of the Right Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

SECTION 22. Issuance of New Right Certificates.

     Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Right Certificates evidencing Rights in such form as may be approved by the Board of Directors to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares or other securities or property purchasable under the Right Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of Common Shares following the Distribution Date and prior to the Expiration Date, the Company may with respect to Common Shares so issued or sold pursuant to (i) the exercise of stock options, (ii) under any employee plan or arrangement, (iii) upon the exercise, conversion or exchange of securities, notes or debentures issued by the Company, or (iv) a contractual obligation of the Company, in each case existing prior to the Distribution Date, issue Rights Certificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) no such Right Certificate shall be issued if, and to the extent that, the Company shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the Company or the Person to whom such Right Certificate would be issued, (ii) no such Right Certificate shall be issued if, and to the extent that, appropriate adjustment shall otherwise have been made in lieu of the issuance thereof and (iii) no such Right Certificate shall be issued in respect of Rights that have become void pursuant to the terms hereof.

SECTION 23. Redemption.

     (a) The Board of Directors may, at its option, at any time prior to such time as any Person becomes an Acquiring Person, redeem all but not less than all the then outstanding Rights at a redemption price of $.01 per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring in respect of the Common Shares after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors, in its sole discretion, may establish. The Redemption Price shall be payable, at the option of the Company, in cash, Common Shares, or such other form of consideration as the Board of Directors shall determine.

     (b) Immediately upon the action of the Board of Directors ordering the redemption of the Rights pursuant to paragraph (a) of this Section 23 (or at such later time as the Board of Directors may establish for the effectiveness of such redemption), and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price.

     The Company shall promptly give public notice of any such redemption; provided, however, that the failure to give, or any defect in, any such notice shall not affect the validity of such redemption. Within 10 days after such action of the Board of Directors ordering the redemption of the Rights (or at such later time as the Board of Directors may establish for the effectiveness of such redemption), the Company shall mail a notice of redemption to all the holders of the then outstanding Rights at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Shares. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made. Neither the Company nor any of its Affiliates or Associates may redeem, acquire or purchase for value any Rights at any time in any manner other than that specifically set forth in this Section 23 or in Section 24 hereof, and other than in connection with the acquisition of Common Shares prior to the Distribution Date.

SECTION 24. Exchange.

     (a) The Board of Directors may, at its option, at any time after any Person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the provisions of Section 11(a)(ii) hereof) for Common Shares at an exchange ratio of one Common Share per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring in respect of the Common Shares after the date hereof (such exchange ratio being hereinafter referred to as the "Exchange Ratio"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company or any entity holding Common Shares for or pursuant to the terms of any such plan), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the Common Shares. From and after the occurrence of an event specified in Section 13(a) hereof, any Rights that theretofore have not been exchanged pursuant to this Section 24(a) shall thereafter be exercisable only in accordance with Section 13 and may not be exchanged pursuant to this Section 24(a). The exchange of the Rights by the Board of Directors may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

     (b) Immediately upon the effectiveness of the action of the Board of Directors ordering the exchange of any Rights pursuant to paragraph (a) of this
Section 24 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of Common Shares equal to the number of such Rights held by such holder multiplied by the Exchange Ratio. The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company promptly shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the Common Shares for Rights will be effected and, in the event of any partial exchange, the number of Rights which will be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void pursuant to the provisions of Section 11(a)(ii) hereof) held by each holder of Rights.

     (c) The Company may at its option substitute and, in the event that there shall not be sufficient Common Shares issued but not outstanding or authorized but unissued to permit any exchange of Rights as contemplated in accordance with this Section 24, the Company shall substitute to the extent of such insufficiency, for each Common Share that would otherwise be issuable upon exchange of a Right, a number of Preferred Shares or fraction thereof (or equivalent preferred shares) such that the Current Per Share Market Price of one Preferred Share (or equivalent preferred share) multiplied by such number or fraction is equal to the Current Per Share Market Price of one Common Share as of the date of issuance of such Preferred Shares (or equivalent preferred share) or fraction thereof.

     (d) The Company shall not be required to issue fractions of Common Shares or to distribute certificates which evidence fractional Common Shares. In lieu of such fractional Common Shares, the Company shall pay to the registered holders of the Right Certificates with regard to which such fractional Common Shares would otherwise be issuable an amount in cash equal to the same fraction of the current market value of a whole Common Share. For the purposes of this paragraph (d), the current market value of a whole Common Share shall be the closing price of a Common Share (as determined pursuant to the second sentence of Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of exchange pursuant to this Section 24.

SECTION 25. Notice of Certain Events.

     (a) In case the Company shall at any time after the earlier of the Distribution Date or the Shares Acquisition Date propose (i) to pay any dividend payable in stock of any class to the holders of its Preferred Shares or to make any other distribution to the holders of its Preferred Shares (other than a regular quarterly cash dividend), (ii) to offer to the holders of its Preferred Shares rights or warrants to subscribe for or to purchase any additional Preferred Shares or shares of stock of any class or any other securities, rights or options, (iii) to effect any reclassification of its Preferred Shares (other than a reclassification involving only the subdivision of outstanding Preferred Shares), (iv) to effect any consolidation or merger into or with, or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one or more transactions, of 50% or more of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to, any other Person, (v) to effect the liquidation, dissolution or winding up of the Company, or (vi) to declare or pay any dividend on the Common Shares payable in Common Shares or to effect a subdivision, combination or consolidation of the Common Shares (by reclassification or otherwise than by payment of dividends in Common Shares), then, in each such case, the Company shall give to each holder of a Right Certificate, in accordance with Section 26 hereof, a notice of such proposed action, which shall specify the record date for the purposes of such stock dividend, or distribution of rights or warrants, or the date on which such reclassification, consolidation, merger, sale, transfer, liquidation, dissolution, subdivision or winding up is to take place and the date of participation therein by the holders of the Common Shares and/or Preferred Shares, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause (i) or (ii) above at least 10 days prior to the record date for determining holders of the Preferred Shares for purposes of such action, and in the case of any such other action, at least 10 days prior to the date of the taking of such proposed action or the date of participation therein by the holders of the Common Shares and/or Preferred Shares, whichever shall be the earlier; provided, that, prior to the
Distribution Date, any notice in regard to a declaration or payment of any dividend on the Common Shares payable in Common Shares or to effect a subdivision, combination or consolidation of the Common Shares (by reclassification or otherwise than by payment of dividends in Common Shares) shall be adequately given if given within a reasonable time after the issuance date for such stock dividend or effective date of such subdivision, combination or consolidation.

     (b) In case the event set forth in Section 11(a)(ii) or Section 13 hereof shall occur, then the Company shall as soon as practicable thereafter give to each holder of a Right Certificate (or if occurring prior to the Distribution Date, the holders of the Common Shares), in accordance with Section 26 hereof, a notice of the occurrence of such event, which notice shall describe such event and the consequences of such event to holders of Rights under Section 11(a)(ii) and Section 13 hereof.

SECTION 26. Notices.

     Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Right Certificate to or on the Company shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

         Beacon Power Corporation
         234 Ballardvale Street
         Wilmington, MA 01887
         Attention: President

     Subject to the provisions of Section 21 hereof, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Right Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:

         EquiServe Trust Company, N.A.
         150 Royall Street
         Canton, Massachusetts 02021
         Attention: Client Administration

     Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Right Certificate shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

SECTION 27. Supplements and Amendments.

     At any time prior to the time any person becomes an Acquiring Person, and subject to the last sentence of this Section 27, the Company may, and the Rights Agent shall if the Company so directs, supplement or amend any provision of this Rights Agreement in any manner which the Company may deem necessary or desirable (including the date on which the Expiration Date or the Distribution Date shall occur, the amount of the Purchase Price, the definition of "Acquiring Person" or the time during which the Rights may be redeemed pursuant to Section 23) without the approval of any holder of Rights. From and after the time any Person becomes an Acquiring Person, and subject to applicable law and the last sentence of this
Section 27, the Company may, and the Rights Agent shall if the Company so directs, amend this Agreement without the approval of any holders of Rights (a) to cure any ambiguity or to correct or supplement any provision contained herein which may be defective or inconsistent with any other provision of this Rights Agreement or (b) to otherwise change or supplement any other provisions in this Agreement in any matter which the Company may deem necessary or desirable and which in each such case shall not (i) adversely affect the interests of the holders of Rights as such (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person) (ii) cause this Agreement again to become amendable other than in accordance with this sentence or (iii) cause the Rights again to become redeemable. Any supplement or amendment to this Agreement duly approved by the Company that does not amend Section 19, 20 or 21 in a manner adverse to the Rights Agent shall become effective immediately upon execution by the Company, whether or not also executed by the Rights Agent. Notwithstanding anything to the contrary contained in this Rights Agreement, no supplement or amendment to this Rights Agreement shall be made which reduces the Redemption Price (except in the case of an event described in Section 11(a)(i)).

SECTION 28. Successors.

     All the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

SECTION 29. Benefits of this Agreement.

     Nothing in this Agreement shall be construed to give to any Person other than the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, the Common Shares) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, the Common Shares).

SECTION 30. Severability.

     If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

SECTION 31. Governing Law.

     This Agreement and each Right Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

SECTION 32. Counterparts.

     This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

SECTION 33. Descriptive Headings.

     Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and attested, all as of the day and year first above written.

                            Beacon Power Corporation

                                                   by: /s/ James M. Spiezio
                                                       -----------------------
                                                       Chief Financial Officer



                            EQUISERVE TRUST COMPANY, N.A.


                                                   by: /s/ Margaret Prentice
                                                       -----------------------
                                                       Managing Director

                                    EXHIBIT A



                                      FORM
                                       of
                           CERTIFICATE OF DESIGNATIONS
                                       of
                  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                       of
                            Beacon Power Corporation
                         (Pursuant to Section 141 of the
                        Delaware General Corporation Law)

                          ----------------------------

     Beacon Power Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware (hereinafter called the "Corporation"), hereby certifies that the following resolution was adopted by the Board of Directors of the Corporation as required by Section 141 of the General Corporation Law on September 25, 2002:

     RESOLVED, that pursuant to the authority granted to and vested in the Board of Directors of this Corporation (hereinafter called the "Board of Directors" or the "Board") in accordance with the provisions of the Restated Certificate of Incorporation, the Board of Directors hereby creates a series of Preferred Stock, par value $1.00 per share, of the Corporation (the "Preferred Stock") and hereby states the designation and number of shares thereof and the voting and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions thereof are as follows:

         Series A Junior Participating Preferred Stock:

     Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Junior Participating Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting the Series A Preferred Stock shall be 1,100,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Series A Preferred Stock.

         Section 2.  Dividends and Distributions.

     (A) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock, par value $.01 per share (the "Common Stock"), of the Corporation, and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1 or
(b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time declare and pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

     Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

     (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) Except as otherwise provided herein, in any other Certificate of Designations creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

     (C) Except as set forth herein, or as otherwise provided by law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

     (D) If, at the time of any annual meeting of stockholders for the election of directors, the equivalent of six quarterly dividends (whether or not consecutive) payable on any share or shares of Series A Preferred Stock are in default, the number of directors constituting the Board of Directors of the Corporation shall be increased by two. In addition to voting together with the holders of Common Stock for the election of other directors of the Corporation, the holders of record of the Series A Preferred Stock, voting separately as a class to the exclusion of the holders of Common Stock, shall be entitled at said meeting of stockholders (and at each subsequent annual meeting of stockholders), unless all dividends in arrears on the Series A Preferred Stock have been paid or declared and set apart for payment prior thereto, to vote for the election of two directors of the Corporation, the holders of any Series A Preferred Stock being entitled to cast a number of votes per share of Series A Preferred Stock as is specified in paragraph (A) of this Section 3. Each such additional director shall not be classified, but shall serve until the next annual meeting of stockholders for the election of directors, or until his successor shall be elected and shall qualify, or until his right to hold such office terminates pursuant to the provisions of this Section 3(D). Until the default in payments of all dividends which permitted the election of said directors shall cease to exist, any director who shall have been so elected pursuant to the provisions of this Section 3(D) may be removed at any time, without cause, only by the affirmative vote of the holders of the shares of Series A Preferred Stock at the time entitled to cast a majority of the votes entitled to be cast for the election of any such director at a special meeting of such holders called for that purpose, and any vacancy thereby created may be filled by the vote of such holders. If and when such default shall cease to exist, the holders of the Series A Preferred Stock shall be divested of the foregoing special voting rights, subject to revesting in the event of each and every subsequent like default in payments of dividends. Upon the termination of the foregoing special voting rights, the terms of office of all persons who may have been elected directors pursuant to said special voting rights shall forthwith terminate, and the number of directors constituting the Board of Directors shall be reduced by two. The voting rights granted by this Section 3(D) shall be in addition to any other voting rights granted to the holders of the Series A Preferred Stock in this Section 3.

         Section 4.  Certain Restrictions.

     (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

     (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

     (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

     (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

     (iv) redeem or purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

     (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

     Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired promptly after the acquisition thereof. All such shares shall upon their retirement become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Restated
Certificate of Incorporation, or in any other Certificate of Designations creating a series of Preferred Stock or any similar stock or as otherwise required by law.

     Section 6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $22.50 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series A Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of shares of Common Stock, or (2) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. Neither the merger or consolidation of the Corporation into or with another entity nor the merger or consolidation of any other entity into or with the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning of this Section 6. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the outstanding shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series A Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 8. No Redemption. The shares of Series A Preferred Stock shall not be redeemable.

     Section 9. Ranking. The Series A Junior Participating Preferred Stock shall rank junior to all other series of the Preferred Stock as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, unless the terms of any such series shall provide otherwise, and shall rank senior to the Common Stock as to such matters. Section 10. Amendment. At any time that any shares of Series A Preferred Stock are outstanding, the Certificate of Incorporation of the Corporation shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, voting separately as a single class.

     IN WITNESS WHEREOF, this Certificate of Designations is executed on behalf of the Corporation by its President and attested by its this 25th day of September, 2002.




         Attest: /s/ F. William Capp
                 ---------------------
                 President

                                    EXHIBIT B
                            Form of Right Certificate



    Certificate No.  R- Rights

               NOT EXERCISABLE AFTER SEPTEMBER 30, 2012 OR EARLIER IF REDEMPTION OR EXCHANGE OCCURS. THE RIGHTS ARE SUBJECT TO REDEMPTION AT $0.01 PER RIGHT AND TO EXCHANGE ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT.

               UNDER CERTAIN CIRCUMSTANCES, AS SET FORTH IN THE RIGHTS AGREEMENT, RIGHTS OWNED BY OR TRANSFERRED TO ANY PERSON WHO IS OR BECOMES AN ACQUIRING PERSON (AS DEFINED IN THE RIGHTS AGREEMENT) AND CERTAIN TRANSFEREES THEREOF WILL BECOME NULL AND VOID AND WILL NO LONGER BE TRANSFERABLE.

                                Right Certificate
                            Beacon Power Corporation

     This certifies that ________________, or registered assigns, is the registered owner of the number of Rights set forth above, each of which entitles the owner thereof, subject to the terms, provisions and conditions of the Rights Agreement, dated as of September 25, 2002, as the same may be amended from time to time (the "Rights Agreement"), between Beacon Power Corporation, a Delaware corporation (the "Company"), and Equiserve Trust Company, N.A. (the "Rights Agent"), to purchase from the Company at any time after the Distribution Date (as such term is defined in the Rights Agreement) and prior to 5:00 P.M., New York time, on September 30, 2012 at the principal office of the Rights Agent, or at the office of its successor as Rights Agent, ____ one-hundredth[s] of a fully paid non-assessable share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "Preferred Shares"), at a purchase price of $_______ per one one-hundredth of a Preferred Share (the "Purchase Price"), upon presentation and surrender of this Right Certificate with the Form of Election to Purchase duly executed. The number of Rights evidenced by this Right Certificate (and the number of one-hundredth's of a Preferred Share which may be purchased upon exercise hereof) set forth above, and the Purchase Price set forth above, are the number and Purchase Price as of _________, based on the Preferred Shares as constituted at such date. As provided in the Rights Agreement, the Purchase Price and the number of one one-hundredths of a Preferred Share or other securities or property which may be purchased upon the exercise of the Rights and the number of Rights evidenced by this Right Certificate are subject to modification and adjustment upon the happening of certain events.

     This Right Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the Company and the holders of the Right Certificates. Copies of the Rights Agreement are on file at the principal executive offices of the Company and the offices of the Rights Agent. The Company will mail to the holder of this Right Certificate a copy of the Rights Agreement without charge after receipt of a written request therefor.

     This Right Certificate, with or without other Right Certificates, upon surrender at the principal office of the Rights Agent, may be exchanged for another Right Certificate or Right Certificates of like tenor and date evidencing Rights entitling the holder to purchase a like aggregate number of Preferred Shares as the Rights evidenced by the Right Certificate or Right Certificates surrendered shall have entitled such holder to purchase. If this Right Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof another Right Certificate or Right Certificates for the number of whole Rights not exercised.

     Subject to the provisions of the Rights Agreement, the Rights evidenced by this Right Certificate (i) may be redeemed by the Company at a redemption price of $0.01 per Right or (ii) may be exchanged in whole or in part for shares of the Company's Common Stock, par value $0.01 per share.

     No fractional Preferred Shares will be issued upon the exercise of any Right or Rights evidenced hereby (other than fractions which are integral multiples of one one-hundredth of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts), but, in lieu thereof, a cash payment will be made, as provided in the Rights Agreement.

     No holder of this Right Certificate, as such, shall be entitled to vote or receive dividends or be deemed for any purpose the holder of the Preferred Shares or of any other securities of the Company which may at any time be issuable on the exercise or exchange hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in the Rights Agreement), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by this Right Certificate shall have been exercised or exchanged as provided in the Rights Agreement.

         This Right Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.

     WITNESS the facsimile signature of the proper officers of the Company and its corporate seal. Dated as of ______________.

                            Beacon Power Corporation



                              By: /s/ James M. Spiezio
                                  -----------------------
                                  Chief Financial Officer




                                   Countersigned:



                            EquiServe Trust Company, N.A.



                              By: /s/ Margaret Prentice
                                  ------------------------
                                  Managing Director

                    Form Of Reverse Side Of Right Certificate

                               FORM OF ASSIGNMENT

     (To be executed by the registered holder if such holder desires to transfer the Right Certificate.)

     FOR VALUE  RECEIVED  __________  hereby sells,  assigns and transfers  unto
________________________________________________________________________________
________________________________________________________________
(Please print name and address of transferee)


     ________________________________________________________________________
this Right Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint _________________ Attorney, to transfer the within Right Certificate on the books of the within-named Company, with full power of substitution.

         Dated:  ______________, ___

         ------------------------------------
         Signature

         Signature Guaranteed:

     Signatures must be guaranteed by a member firm of a registered national securities exchange, a member of the National Association of Securities Dealers, Inc., or a commercial bank or trust company having an office or correspondent in the United States or by another eligible guarantor institution, as defined in Rule 17Ad-15 under the Securities Exchange Act of 1934.

     The undersigned hereby certifies that the Rights evidenced by this Right Certificate are not beneficially owned by, were not acquired by the undersigned from, and are not being assigned to an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement).


                                   ------------------------------------
                                   Signature

                          FORM OF ELECTION TO PURCHASE
              (To be executed if holder desires to exercise Rights
                     represented by the Right Certificate.)



         To:  Beacon Power Corporation

     The undersigned hereby irrevocably elects to exercise ___________ Rights represented by this Right Certificate to purchase the Preferred Shares (or other securities or property) issuable upon the exercise of such Rights and requests that certificates for such Preferred Shares (or other securities or property) be issued in the name of:

         Please insert social security or other identifying number

------------------------------------------------------------------------

                         (Please print name and address)

------------------------------------------------------------------------

     If such number of Rights shall not be all the Rights evidenced by this Right Certificate, a new Right Certificate for the balance remaining of such Rights shall be registered in the name of and delivered to:

         Please insert social security or other identifying number

------------------------------------------------------------------------

         (Please print name and address)

------------------------------------------------------------------------

         Dated:  ___________, ___

         -----------------------------------

         Signature

         Signature Guaranteed:

     Signatures must be guaranteed by a member firm of a registered national securities exchange, a member of the National Association of Securities Dealers, Inc., or a commercial bank or trust company having an office or correspondent in the United States or by another eligible guarantor institution, as defined in Rule 17Ad-15 under the Securities Exchange Act of 1934.

                              --------------------

     The undersigned hereby certifies that the Rights evidenced by this Right Certificate are not beneficially owned by, and were not acquired by the undersigned from, an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement).

                                   ------------------------------------
                                   Signature

                                     NOTICE

     The signature in the Form of Assignment or Form of Election to Purchase, as the case may be, must conform to the name as written upon the face of this Right Certificate in every particular, without alteration or enlargement or any change whatsoever.

     In the event the certification set forth above in the Form of Assignment or the Form of Election to Purchase, as the case may be, is not completed, the Company and the Rights Agent will deem the beneficial owner of the Rights evidenced by this Right Certificate to be an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement) and such Assignment or Election to Purchase will not be honored.

                                    EXHIBIT C

                    UNDER CERTAIN CIRCUMSTANCES, AS SET FORTH IN THE RIGHTS AGREEMENT, RIGHTS OWNED BY OR TRANSFERRED TO ANY PERSON WHO IS OR BECOMES AN ACQUIRING PERSON (AS DEFINED IN THE RIGHTS AGREEMENT) AND CERTAIN TRANSFEREES THEREOF WILL BECOME NULL AND VOID AND WILL NO LONGER BE TRANSFERABLE.



                 SUMMARY OF RIGHTS TO PURCHASE PREFERRED SHARES

     On October 7, 2002 (the "Record Date"), Beacon Power Corporation (the "Company") paid a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company (the "Common Shares"). The dividend is payable to the stockholders of record on the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the "Preferred Shares") at a price of $22.50 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Equiserve Trust Company N.A., as Rights Agent (the "Rights Agent").

     Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") have acquired beneficial ownership of 15% (or, in the case of the Perseus Capital, LLC and those who own Common Shares through it, 30%) or more of the outstanding Common Shares or (ii) such date, if any, as may be designated by the Board of Directors of the Company following the commencement of, or first public disclosure of an intention to commence, a tender or exchange offer for outstanding Common Shares which could result in such person or group becoming the beneficial owner of more than 15% of the outstanding Common Shares (the earlier of such dates being the "Distribution Date"), the Rights will not be represented by a separate certificate, and will not be transferable apart from the Common Stock, but will instead be evidenced,
(i) with respect to any of the shares of Common Stock held in uncertificated book-entry form (a "Book-Entry") outstanding as of the Record Date, by such Book-Entry and (ii) with respect to the shares of Common Stock evidenced by Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates, together with a copy of this Summary of Rights.

     The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. Until the Distribution Date (or earlier redemption or expiration of the Rights), transfer on the Company's stock ownership records of Common Stock represented by a Book-Entry or a certificate outstanding as the Record Date, and, in each case, with or without a copy of this Summary of Rights attached thereto, will also constitute the transfer of the Rights associated with the Common Stock represented by such Book-Entry or certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on September 30, 2012 (the "Final Expiration Date"), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

     The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares; (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price; less than the then-current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

     The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

     Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share.

     In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $22.50 per share but will be entitled to an aggregate payment of 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. These rights are protected by customary antidilution provisions.

     Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of the one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right is intended to approximate the value of one Common Share.

     In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereupon have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right.

     At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, for shares of Common Shares at an exchange ratio of one Common Share per Right.

     With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of one one-hundredth of a Preferred Share, which may, at the election of the Company, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

     At any time prior to the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price") payable, at the option of the Company, in cash, Common Shares or such other form of consideration as the Board of Directors of the Company shall determine. The redemption of the Rights may be made effective at such time on such basis with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     At any time prior to such time as there shall be an Acquiring Person, the Company may, without the approval of any holder of the Rights, supplement or amend any provision of the Rights Agreement (including the date on which the Expiration Date or the Distribution Date shall occur, the amount of the Purchase Price or the definition of "Acquiring Person"), except that no supplement or amendment shall be made that reduces the Redemption Price of the Rights. From and after such time as any person or group of affiliated or associated persons becomes and Acquiring Person, and subject to applicable law, the Company may, and the Rights Agent shall if the Company so directs, amend the Rights Agreement without the approval of any holders of Rights (a) to cure any ambiguity or to correct or supplement any provision contained herein which may be defective or inconsistent with any other provision of this Rights Agreement or (b) to otherwise change or supplement any other provisions in this Agreement in any matter which the Company may deem necessary or desirable and which in each such case shall not (i) adversely affect the interests of the holders of Rights as such (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person) (ii) cause the Rights Agreement again to become otherwise amendable or (iii) cause the Rights again to become redeemable.

     Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

     A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, as the same may be amended form time to time, which is hereby incorporated herein by reference.