Form 10-K
period 2002-12-31
BEACON POWER CORP
filed 2003-03-31
CIK 1103345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

                   For the fiscal year ended December 31, 2002
                        Commission files number 000-31973

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ______

     As of March 21, 2003, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $8,562,579.

     Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). ___ Yes _X_ No

     As of June 28, 2002 the market value of the voting stock of the registrant held by non-affiliates of the registrant was $9,418,459.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 21, 2003 was 42,812,897.

                       DOCUMENTS INCORPORATED BY REFERENCE

Pertinent extracts from the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.


Table of Contents                                                         Page
PART I
     Item 1.    Business                                                     1
     Item 2.    Properties                                                   8
     Item 3.    Legal Proceedings                                            8
     Item 4.    Submission of Matters to a Vote of Security Holders          8
     Item 4A.   Executive Officers of the Company                            8

PART II
     Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters                                       10
     Item 6.    Selected Consolidated Financial Data                        11
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       12
     Item 7A.   Quantitative and Qualitative Disclosure about Market Risk   24
     Item 8.    Financial Statements and Supplementary Data                 25
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       47

PART III
     Item 10.   Directors and Executive Officers                            48
     Item 11.   Executive Compensation                                      48
     Item 12.   Security Ownership of Certain Beneficial Owners
                  And Management                                            48
     Item 13.   Certain Relationships and Related Transactions              48
     Item 14.   Controls and Procedures                                     48

PART IV
     Item 15.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                       49

     Signatures                                                             52

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements reflect Beacon Power Corporation's view about future events and financial performance, including among other things, our expected future revenues, costs of operations and capital expenditures and estimates of the potential markets for our products. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Certain Factors Affecting Future Operating Results" of this Form 10-K.

                                     PART I

Item 1.  Business

Overview

Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. The Corporation, and its subsidiary (collectively "Beacon" or "the Company") designs, develops, configures and offers for sale, power systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party solutions for a number of potential applications. The Company has segmented the potential markets for its products into three broad categories: high-energy, high-power uninterruptible power systems (UPS), and high power distributed generation and utility power grid energy storage systems. We have available for sale several high-energy products that deliver a low level of power over a long period of time (typically measured in hours). These products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. We are developing a new high-energy product for potential applications in the renewable energy market for both photovoltaic and wind turbine uses. As part of exploring these markets we have committed to invest $1.1 million in Evergreen Solar, Inc. and we have purchased the inverter electronics technology of Advanced Energy Systems, Inc., as described in more detail below. We do not have high-energy units in inventory or purchase orders placed with vendors for these products. In the event that we are able to sell these products we will need to place orders for components with vendors and hire and train manufacturing personnel to assemble, inspect and assist in the installation of deliverable units. We also have UPS products available for sale to provide short-term (typically measured in seconds) power until a generator or other long-term power source can be activated for commercial and industrial facilities that are high-power applications. We do not have units in inventory or purchase orders placed with the suppliers of the flywheel system or the electronics unit. For both components we do have agreements with the suppliers, but these units will need to be produced and the electronics unit will also require modification to meet U.S. electrical standards. We are now developing products for distributed generation and utility power grid applications that provide megawatts for minutes. Our existing products already offer more stored energy than any other commercial flywheel product. The flywheel module being designed for distributed generation and utility applications will be significantly higher in stored energy capacity than any other available products in the industry. Completion of development of this product will depend on tangible interest expressed by the marketplace.

We have taken significant actions over the last eighteen months to reduce our expenditures for product development, infrastructure and production readiness. Our headcount, development spending and capital expenditures have been significantly reduced. We have continued the preliminary design and development of potential products for markets under consideration and with specific approval by the Company's Board of Directors limited component development by our vendors may be authorized. For example we have placed purchase orders for key components for our next generation high-energy 25kWh product. However, we will not make the additional expenditures that would be required for prototype development or production capabilities until we have defined the specific markets to be served and the marketplace has expressed tangible interest.

We are presently analyzing markets for our current and contemplated flywheel systems and electronic products in terms of their size and growth potential, competitive advantages that our products could provide and probable penetration we could achieve. Our initial products were focused on the telecom industry. As a result of the overall economic downturn and, in particular, the significant decline in capital and maintenance spending in telecom, as well as the low price of lead-acid batteries, we have not yet been successful in selling products into this market. As a result of the cost-cutting measures referred to above, we have recognized restructuring and asset impairment charges in 2002. A substantial portion of our long-term assets has been idled, including machinery and equipment, tooling, office furniture and fixtures and leasehold improvements. We have evaluated all of our property and equipment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We have taken a non-cash accounting charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $1.9 million relates to a reserve against future lease payments and related facility costs and $0.3 million relates to severance costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

If we identify markets in which we believe our products will be successful, and those markets express a tangible interest in our products, we may not have sufficient cash available to complete prototype development and production of our products unless we raise additional equity, or obtain debt financing.

Lead-acid batteries are the most commonly used devices for providing long-duration backup power and replacement electric power and for ensuring power quality, either alone or as a temporary measure until generators or other power sources can be activated. Our flywheel-based systems offer an alternative to battery systems, providing the same function but with much longer life and without the need for regular maintenance. Flywheel systems draw electrical energy from a primary power source while that source is operational, store that energy, and then convert that energy to provide immediate, peak-power, voltage support and uninterruptible electric power when the primary power source fails or is disrupted.

We believe  that our  current  and  anticipated  flywheel-based  products  offer life-cycle cost advantages and significant performance advantages over conventional, battery-based back-up power and UPS systems. These performance advantages include improved certainty of operations, more reliable monitoring, higher reliability, significantly longer life, improved recharging capability, significantly reduced scheduled maintenance, and greater environmental friendliness. Life-cycle cost comparisons consider the costs over the life of the product and include initial costs, expense of maintaining, monitoring, replacement and disposing of competing products.

In the area of distributed generation and utility grid applications, users of electricity can experience significant losses in their operations if their electricity supply is partially or wholly interrupted, such as by sags, surges and other temporary interruptions or variations in utility-supplied power. When grid-supplied electricity is interrupted, these users must employ some means to replace it. Even if the utility industry were to undertake substantial upgrades and other investments to improve overall utility grid reliability, the grid's exposure to severe weather, accidents and other external events means that the absolute level of power quality required for today's sophisticated electronic and industrial applications remains difficult to achieve without local uninterrupted power protection close to the place of use. In addition to supplying the necessary power levels and time duration for these applications, these flywheel systems would have the added advantages of minimal scheduled maintenance, long life, reliable monitoring and environmental friendliness.

From our inception through December 31, 2002 we have incurred losses of approximately $114.9 million. We do not expect to become profitable or obtain positive cash flow before 2006. Also, our losses and uses of cash may fluctuate significantly from quarter to quarter as our costs of development, production and marketing fluctuate and we make investments that we consider strategic.

Markets for our Products

High-Energy Market. The needs and dynamics of the back-up high-energy market are for products that supply low-power for a longer time (as contrasted to high-power UPS products, which supply higher power for a shorter period). Our high-energy products have been designed to address specifically the back-up power needs of the telecommunications industry (for example, telephony, broadband, cable and wireless networks) in decentralized locations in suburban and rural areas.

The telecommunications industry, however, experienced a significant overall slowdown that began in 2000 and is continuing, and there can be no assurance of when it will recover. Significant reductions in both maintenance budgets and capital build-out budgets at telecommunications companies made these potential customers more conservative with spending and expenditure analysis and less willing to implement new technology solutions, such as our products. These conditions have also discouraged potential customers from comparing our products' life-cycle cost to that of batteries, because the savings produced by our products accrue in the future, whereas the higher initial cost is realized immediately.

Customers that might be receptive to our products are those for which the advantages outweigh the greater initial cost. Some potential customers might have particular needs for 100% reliability, such as critical-use facilities, hospitals, data centers and call centers; or a power source might be very expensive to replace or maintain due to its location or for any other reason (making life-cycle analysis more attractive); or a power source or site might be located where there are dramatic swings in temperature or where temperatures are very high (making batteries impractical due to severe degradation of performance).

In addition, we believe that our next generation high-energy 25kWh product currently being developed as an extension of our existing high-energy products will be well suited for renewable energy uses in both photovoltaic and wind turbine applications. We have purchased the intellectual property assets of Advanced Energy Systems, Inc. (AES), a supplier of inverter electronics. We believe this will strengthen our potential entry into these markets for both our flywheel systems and for improved 5kW inverter control electronics. Inverters in these applications convert DC power generated by renewable sources to the AC power required by residential and commercial users. In addition, we have committed to investments in Evergreen Solar, Inc. to explore strategic opportunities in the photovoltaic market. We believe that we will be able to provide increased reliability and performance in both the photovoltaic and wind turbine markets. We believe that these markets will make purchase decisions with a greater emphasis on life-cycle costs, which will allow us to be competitive with battery-based systems. In addition, we believe that our environmentally friendly products are ideal to introduce to these markets.

High-Power UPS Market. In the high-power UPS market, power quality systems usually consist of three interconnected devices; (a) solid-state switches and control electronics, (b) batteries or flywheels to supply short-term power and
(c) engine generators to supply longer-term power which together are commonly referred to as a continuous power system or CPS. We have products for commercial and industrial facilities to provide either stand-alone UPS functions or to provide short-term (typically measured in seconds) power until a generator or other long-term power source can be activated.

A UPS protects sensitive systems from sags, surges and other temporary interruptions or variations in utility-supplied power. If the UPS electronics determine that the power being supplied from the grid is unacceptable or insufficient, it will draw from the back-up power source to ensure uninterrupted, quality power.

A CPS provides back-up power for a lengthy period, thus if the power disturbance lasts for more than a few seconds, the CPS generator is activated and begins to operate. Internet service providers, data processing centers, semiconductor plants and cellular phone sites all use CPS to keep critical business equipment operating when electric utility grid power falters.

We believe that our flywheel systems provide significant advantages to potential customers due to the numerous problems associated with lead-acid batteries, including:

     o Reliability. Batteries are not only prone to multiple problems leading to battery failure, but when they are repeatedly used at close to their maximum power capacity; their power output capacity can rapidly decrease, reducing the batteries' effectiveness over time. Also, the amount of power available in battery systems may not readily be monitored and, therefore, the amount of remaining energy cannot be assured.

     o Life-Cycle Cost. The use of batteries has both direct and indirect costs. In addition to bearing the initial purchase costs of the batteries, a user must allocate significant space to large battery arrays (space that could otherwise be allocated to revenue-generating equipment), must inspect and test them on site every few months (as their power output degrades over time), must cool them with costly air conditioning (if the user wishes to avoid the rapid degradation in performance and life that results with temperature variations), and must replace them every two to six years (depending on type of use, environment and other factors).

     o Life. In applications where discharges consume all or most of the battery's available reserve, or where the batteries are used in facilities that are not air-conditioned, the life of batteries is significantly reduced.

     o Environmental. Batteries contain toxic materials such as lead and sulfuric acid. They are considered hazardous waste and their disposal entails rigorous environmental regulations. Facilities with spent batteries must make arrangements with hazardous waste handlers for disposal. Both the costs associated with disposal and the complexity of compliance for proper handling, permitting and regulatory requirements continue to increase and may accelerate sharply as pressure increases to curb such hazardous wastes.

The high-power market needs range from 200 watts to two megawatts. The percentage of this market that is expected to be flywheel-based is not known due to the short history of such products. However, we expect the percentage to increase as more market participants sell flywheel-based products and their advantages become better known.

High-Power Distributed Generation and Utility Power Grid Energy Storage Systems Market. We are also addressing a market consisting of users of electricity who experience significant losses in their operations when their electricity supply is partially or wholly interrupted, such as by sags, surges and other temporary interruptions or variations in utility-supplied power. When grid-supplied electricity is interrupted, these users must employ some means to replace it. Even if the utility industry were to undertake substantial upgrades and other investments to improve overall utility grid reliability, the grid's exposure to severe weather, accidents and other external events means that the absolute level of power quality required for today's sophisticated electronic and industrial applications remains difficult to achieve without local uninterrupted power protection close to the place of use. In addition to supplying the necessary power levels and time duration for these applications, these flywheel systems would have the added advantages of minimal scheduled maintenance, long life, reliable monitoring and environmental friendliness.

We believe that our flywheel systems provide significant advantages to potential customers in these markets.


Our Products

We have available for delivery a high-power UPS product: the Smart Power(TM) 250 kWh flywheel UPS (which consists of a flywheel system coupled with control electronics). This product bridges the supply of power for a short period of time (measured in seconds) from interruption of electricity until the customer's longer-term source (such as a generator or fuel cell) begins to operate. Our UPS product uses a composite flywheel and it can supply power for approximately twice as long as devices using steel flywheels. Our UPS product can be configured to achieve higher power (depending on customer needs) by connecting units in parallel. It is designed to be compatible with industry standards for standby generators, enabling its use in a CPS. We have designs that could expand the power output of our UPS product up to 500kWh if we determine that the size and growth of markets, competitive aspects and advantages that our products could provide and probable market penetration we could achieve are sufficient to develop prototypes and begin production.

We believe that our UPS products will be superior to battery-based UPS systems in life-cycle cost to the customer, in function, and in environmental benefits described earlier. We also expect these products to be superior to other flywheel-based products with which it will compete. We anticipate that it will require significantly less maintenance and provide superior quality performance to other flywheel-based products.

Previously, the flywheel and control electronics components of our current UPS product have been marketed outside the United States by their respective manufacturers. We have a distribution agreement with our flywheel supplier, and we will purchase the associated control electronics. The only adaptation of these components needed for the U.S. market is the conversion of the control electronics component to US standards, which is being undertaken by the supplier in conjunction with us.

Our existing high-energy products, the 2kWh and 6kWh flywheel Smart Energy(TM) systems, have approximately 250,000 hours of operation in customer sites without failure of our mechanical system, which we believe verifies the reliability of our technologies. We installed additional units during 2002 to expand the demonstration of the performance of our products in the telecom industry. At Verizon Communications, Century Communications, now part of Adelphia Communications, Cox Communications, AT&T Broadband, Rogers Cable, and WinDBreak Cable, we have successfully maintained power with no degradation of service in planned and unplanned losses of utility power. Also, our systems can be adapted to deliver the amount of power and back-up time required to meet specific needs of customers by integrating multiple flywheel systems. This has been successfully demonstrated at Verizon Communications sites.

We believe our next-generation high-energy 25kWh product, currently being developed as an extension of our existing high-energy products, will be well suited for renewable energy applications in both photovoltaic and wind turbine markets. Our product will provide a number of energy storage and power benefits including extended ride through to generator start, load leveling and load following. In addition, potential products based on further development of AES intellectual property would include grid-connect, off-grid and UPS-based inverter systems. We have preliminary designs for these products but we will not make the significant additional expenditures that would be required for prototype development or production capabilities until we have fully defined the market potential and the marketplace has expressed tangible interest. We have obtained Underwriters Laboratory approval for our existing high-energy products and we are pursuing the same for our UPS and utility grid power products. We designed and certified our high-energy product in accordance with Telcordia standards, which represent the safety standards established by the telecommunications industry. Our high-power products are designed and will be tested for concurrence with the Institute of Electrical and Electronics Engineers (IEEE) 587 standard, which is the standard for all UPS systems.

Our Technology

Since our formation, we have been developing flywheel energy storage products to offer superior reliability and performance at competitive costs. Our composite flywheel is a rotating wheel on hybrid, magnetic bearings that operates in a near-frictionless vacuum environment. Energy is stored as kinetic energy in the rotating flywheel rim. The flywheel is powered up to its operational speed, like a motor, using electricity from an external power source. The flywheel is able to spin for extended periods with great efficiency, because friction and drag are virtually eliminated by employing magnetic bearings and a vacuum in the container. Because it has very low friction, little power is required to maintain the flywheel's operating speed. When the external power source is eliminated, the spinning flywheel drives a generator and its bi-directional inverter converts the kinetic energy into electrical energy, providing it to an end-user as back up or UPS power.

Steel flywheels have been used since the industrial revolution in applications such as piston engines to store energy during the power stroke for release during the compression stroke, and punch presses, such as sheet metal fabrications, to store energy to achieve stamping pressure. These applications are limited on the revolutions per minute (RPM) that steel flywheels are able to operate at and steel's limited density of storage of energy by volume. There is interest in attempting to commercialize flywheel systems that are capable of higher power or energy based on technology first developed for aerospace and nuclear processing applications and have resulted in compact high-energy flywheels that can be commercially cost competitive. The products we offer employ new enabling materials and products such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. Our composite flywheels are fabricated from high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow our flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight machines made from metals. For example, a 600-pound steel flywheel running at 8,000 revolutions per minute (RPM) will store approximately 900 watt-hours of energy. In contrast, our 150-pound, composite flywheel running at 22,500 RPM stores 2,700 watt-hours of energy and delivers 2,000 watt-hours of energy to the load. On a per-pound basis, our flywheel technology is much more efficient than steel flywheels.

Our proprietary technology enables the design of maintenance-free flywheel products, in that our products can employ a proprietary internal rather than external vacuum system and our bearing systems have been designed and developed to have a long life with no scheduled replacement or maintenance required. Competing flywheel products rely on bearings and separate vacuum systems that require periodic maintenance and replacement. Our proprietary technologies are used in our high-energy products, but have not yet been employed in our anticipated high-power UPS products. Our Smart Energy(TM) products have dramatically longer discharge times than any other flywheel energy storage system; this is possible because our technologies result in very low operating losses that would otherwise deplete the energy without making it available to support the customer's load.

In addition, we have purchased the intellectual property assets of Advanced Energy Systems, Inc. (AES). These assets include anti-islanding software, which ensures safe grid utility interconnection, as well as drawings, source code, production know-how, and all associated documentation. We believe these technologies will enhance our product mix to provide increased market opportunities in renewable energy solutions such as wind turbines and photovoltaic systems.


Research and Development

We believe that our research and development efforts are essential to our ability to successfully design and deliver our products to our targeted customers, as well as to modify and improve them to reflect the evolution of markets and customer needs. Our research and development team has worked closely with potential customers to define product features and performance to address specific needs. Our research and development expenses, including engineering expenses, were approximately $7,130,000 in 2002, $17,628,000 in 2001, and $12,715,000 in 2000. We expect research and development expenses in 2003 to be lower than in 2002. As we determine market opportunities, we may need to make significant levels of research and development expenditures in the future. At December 31, 2002, we employed 23 engineers and technicians who were engaged in research and development. At December 31, 2001, we had 53 engineers and technicians.

Manufacturing

Historically, our manufacturing has consisted of the welding and assembly of our products. We have previously contracted out the manufacture of our high-energy flywheel components, using our design drawings and processes to facilitate more rapid growth by taking advantage of third-party installed manufacturing capacity. For a limited number of non-proprietary components, we generate performance specifications and obtain either standard or custom components. We then perform the final assembly and testing.

Our facility is underutilized as a result of reductions in development work and customer orders for production. We are maintaining a limited manufacturing staff, many of whom are skilled in Six-Sigma quality control techniques. We expect to continue to utilize contract manufacturing and outside suppliers in the future based on our estimate of product demand from potential customers. The suppliers of the mechanical flywheel and the control electronics for our high-power UPS product are both single-source suppliers, and the loss or interruption of supply from either of these suppliers would adversely affect our ability to market and deliver our high-power UPS product, and thus, our financial results. To manage cost and supplier risk, we may elect to manufacture composite rims (the most expensive portion of flywheel units) in our facility if we determine that it is in our best interest to do so. We have personnel skilled in management, design, and the manufacturing of composites that will manage our manufacturing processes.

Sales and Marketing

We are marketing our products directly to customers, and are attempting to build market interest through power quality manufacturer's representatives and through lead generation via advertising, trade press articles, participation in industry conferences, technical presentations to potential customers and limited direct mail to specific power quality customers. We believe that this strategy could evolve into alliances and channel partnerships, involving relationships with power quality manufacturer's representatives, OEMs, architects, engineers, system integrators, electrical contractors and power quality personnel in electric utilities.

With respect to our existing high-energy back-up power products, our marketing strategy has been to identify key prospects and to work with those companies to formulate our product plan, pricing, initial installation and service strategies. We have installed on-site, working demonstration units at Verizon Communications, Century Communications (now part of Adelphia Communications), Cox Communications, AT&T Broadband, Rogers Cable, and WinDBreak Cable. We will continue to perform market analysis to identify opportunities for installations that fit the unique characteristics of those products and to emphasize the value proposition of our high-energy products. Potential customers for these products include businesses with heightened needs for 100% reliability, such as hospitals, data centers, call centers and other critical-use facilities. We believe that our high-energy products will also be attractive to customers with power sources that are very expensive to replace or maintain due to their location or other factors, or power sources located where there are high or low prevailing temperatures or dramatic changes in temperature.

Backlog

At December 31, 2002, we did not have any backlog.

Customer Service

We intend to provide maintenance and support for our products, although we expect to contract out such functions at an appropriate time. All our products are designed to have maintenance-free lives of 20 years.

Competition

Substantially all of the high-energy and UPS market today consists of sales of battery-based products, rather than battery-free technologies. The power quality and power reliability markets are intensely competitive, with the principal bases for competition being system reliability and quality, brand recognition, and price, including the initial cost of the system to the customer and the total cost of ownership. Various energy technology companies compete in the UPS market. We will compete with:

     o Manufacturers and developers of battery technologies;

     o Other companies developing flywheel technology; and

     o Other companies developing additional alternative energy products.

Examples of other technologies that are potentially competitive include ultra capacitors, fuel cells and super-conducting magnetic energy storage products. While we have not yet sold any units, our market research indicates that we may be able to demonstrate a competitive value proposition in certain markets. There are other companies selling diesel generators and micro turbines that are competitors in the broadest sense, although we believe that in most cases, our flywheels will be complementary to their equipment.

As for our high-energy back-up power products, competition is on the basis of cost and value to the customer. We plan to continue to emphasize the value proposition of our high-energy products based upon dependability, environmental benefits, and the long maintenance-free life of our products.

Intellectual Property

Our success depends upon our ability to develop and maintain the proprietary aspects of our technologies and to operate without infringing on the proprietary rights of others. To some extent, our success also depends upon the same abilities on the part of our suppliers. The intellectual property rights of our high-energy products are based on a combination of SatCon Technology Corporation's flywheel technologies and patents for stationary terrestrial flywheel applications that we are licensed to use and patents that Beacon holds or are pending. Our current UPS product is based on intellectual property owned or controlled by the suppliers of the two main elements of that product. We expect to develop additional intellectual properties and trade secrets as we continue developing high-energy UPS and high-power distributed generation and utility power grid products. We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technology. We seek to limit disclosure of our intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information. These protections, however, may afford only limited protection for our technology.

We hold a perpetual, exclusive, royalty-free, worldwide right and license to use SatCon Technology Corporation's flywheel technologies and patents for stationary terrestrial flywheel applications. Those rights include eleven issued U.S. patents and eleven U.S. and foreign patent applications that expire on various dates between 2012 and 2021. This license covers SatCon's technologies and patents and all improvements made by SatCon through the date of our initial public offering. We are not entitled to any future improvements to its flywheel technology that SatCon develops. We own all technology improvements we develop that are based on the technology licensed from SatCon. We have a patent on our vacuum system. We also have 22 pending U.S. and foreign patent applications, and seven other applications being prepared for filing. Our patent and trade secret rights are of material importance to us and to our future prospects. We are actively pursuing both national and foreign patent protection.

We have purchased the intellectual property assets of Advanced Energy Systems, Inc. (AES). These assets include anti-islanding software, which ensures safe grid utility interconnection, as well as drawings, source code, production know-how, and all associated documentation.

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

Employees

At December 31, 2002, we had a total staff of 30 full-time employees and two independent contractors, of which approximately 23 were engineers and technicians involved in research and development and four were in sales, marketing and customer service. The remaining five people were involved in administrative tasks. As a first step in the implementation of our strategy discussed in Item 1 of this document, we reduced staffing at all levels in an effort to preserve our cash. None of our employees is represented by a union. We consider our relations with employees to be satisfactory.

Item 2.  Properties

Our principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007.

Item 3.  Legal Proceedings

We are not involved in any legal proceedings; however, we may from time to time be involved in legal proceedings in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4A.  Executive Officers of the Company

Our executive officers, their positions and their ages as of March 21, 2003, are as follows:

Name                          Age           Position

F. William Capp                54           President and Chief Executive
                                            Officer, Director

William J. Driscoll            43           Vice President of Engineering

Matthew L. Lazarewicz          52           Vice President and Chief Technical
                                            Officer

James M. Spiezio               55           Vice President of Finance, Chief
                                            Financial Officer, Treasurer and
                                            Secretary


F. William Capp. Mr. Capp has served as our President and Chief Executive Officer since December 1, 2001 when he joined Beacon Power. Prior to joining Beacon Power, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of a division of York International where he increased aftermarket sales by over 50% from 1997 to 1999, which were the two most profitable years in that division's history. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand. From 1992-1997, he served as Vice President and General Manager of the Compressor Division where he was responsible for an operation with over 700 employees. He managed a complex supply chain including over $100 million in purchases from a variety of companies. From 1989-1992, Mr. Capp was the Vice President of Technology for the Torrington Company, which is a $900 million manufacturer of bearings and precision components to the automotive and other industries worldwide. Mr. Capp assisted in the development of new products, new manufacturing technologies and project management. He also held numerous other engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor, and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality.

William J. Driscoll. Mr. Driscoll joined us in September of 2001 as our Vice President of Engineering. Prior to his arrival at Beacon Power Corporation he had worked in the power electronics industry for 22 years, most recently as Vice President of Engineering for the Omnirel division of International Rectifier. In this capacity, Mr. Driscoll was responsible for all technical aspects of the business, including Research and Development, New Product Development and Test Engineering. Prior to Omnirel, Mr. Driscoll was employed at Raytheon Electronics Systems Division for approximately ten years. At Raytheon, Mr. Driscoll held positions such as Manager of Missile Guidance Power Systems, Program Manager of the Airborne Surveillance System for the SIVAM program in Brazil, and Missile Lead Engineer for one of Raytheon's Special Access Programs. Prior to Raytheon, Mr. Driscoll was employed at AVCO Systems Division for four years. At AVCO, Mr. Driscoll was the lead Power System Design Engineer for programs such as the MX MK 21 Reentry Vehicle, the Sensor Fused Weapon System and the Boosted Kinetic Energy Penetrator. Mr. Driscoll holds a Bachelor's Degree in Electronic Engineering from the University of Massachusetts (Lowell).

Matthew L. Lazarewicz. Mr. Lazarewicz has served as our Vice President of Engineering since February 1999, and was named Chief Technical Officer in September of 2001. Prior to joining us, Mr. Lazarewicz worked for General Electric Company in various capacities. He started his 25-year career with the General Electric Company in the gas turbine division as a design engineer. After a transfer to GE Aircraft Engines, he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. Most recently he served as a manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter from 1991 to 1996. This included the development through production phases. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.

James M. Spiezio. Mr. Spiezio joined us in May 2000. He has served as our Vice President of Finance, Chief Financial Officer and Treasurer since July 2000, Secretary since March 2001, and our Corporate Controller from May 2000 to July 2000. He worked as a financial consultant from November 1999 to May 2000. He has over twenty-five years of diversified manufacturing and financial management experience. Prior to acting as an independent financial consultant, Mr. Spiezio was the Chief Financial Officer at Starmet Corporation, a diversified metallurgical manufacturing company, from January 1993 to November 1999. While at Starmet he also served as President of a wholly owned manufacturing facility for five years and held additional financial management positions including Corporate Controller and Manager Planning and Analysis. Prior to joining Starmet, Mr. Spiezio held financial management positions with United Technologies Corporation, Pratt & Whitney Aircraft Group in accounting, cost and business analysis. Prior to Pratt & Whitney, Mr. Spiezio held financial management positions with General Electric Company in both the Power Systems and Apparatus Services business groups. Mr. Spiezio is a graduate of the Indiana University School of Business.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the period indicated.

                                     High             Low

Fourth quarter 2002              $   0.44         $   0.14
Third quarter 2002               $   0.31         $   0.15
Second quarter 2002              $   0.58         $   0.21
First quarter 2002               $   1.50         $   0.50

Fourth quarter 2001              $   1.85         $   0.75

On March 21, 2003, the last reported sale price of the common stock on the NASDAQ SmallCap Market was $0.20 per share, and there were 296 holders of record of common stock.

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

Recent Sales of Unregistered Securities

During 2002, we issued no unregistered securities.

Item 6.  Selected Consolidated Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

The following tables present selected historical financial data for the years ended December 31, 2002, 2001, 2000, 1999, 1998, and for the period from May 8, 1997, the date of our inception, through December 31, 2002.

                                                                                                      Period from
                                                                                                         Date
                                                                                                     of Inception
                                                                                                     (May 8, 1997)
                                                           Year ended December 31,                        to
                                         ----------------------------------------------------------  December 31,
                                            2002       2001       2000       1999         1998           2002
                                         ---------------------------------------------------------------------------
                                                           (In Thousands, except Per Share Data)

Statement of Operations Data:
Revenues                                      $    -     $    -     $   50     $  269          $   -        $   551

Operating expenses:
    Selling, general and administrative        5,637      8,940      4,631      1,559          1,188         23,123
    Research and development                   7,130     17,628     12,715      3,506          3,524         46,794
    Loss on sales commitments                      -          -         51        325              -            376
    Depreciation and amortization              1,644      1,324        401        219             78          3,666
    Restructuring charges                      2,159          -          -          -              -          2,159
    Loss on impairment of assets               4,297          -          -          -              -          4,297
                                         ---------------------------------------------------------------------------
Total operating expenses                      20,867     27,892     17,798      5,609          4,790         80,415
                                         ---------------------------------------------------------------------------
Loss from operations                        (20,867)   (27,892)   (17,748)    (5,340)          4,790       (79,864)
Interest and other income (expense), net          28      1,746        330      (331)            (3)          1,885
                                         ---------------------------------------------------------------------------
Net loss                                    (20,839)   (26,146)   (17,418)    (5,671)          4,739       (77,979)

Preferred stock dividends                          -          -   (35,797)      (917)          (112)       (36,826)
Accretion of redeemable convertible
preferred stock                                    -          -       (64)       (42)            (7)          (113)
                                         ---------------------------------------------------------------------------
Loss to common shareholders                 (20,839)   (26,146)   (53,279)    (6,630)        (4,912)      (114,918)
                                         ===========================================================================
Net loss per share, basic and diluted        ($0.49)    ($0.61)   ($10.77)  ($393.52)      ($291.58)
                                         ============================================================
Shares used in computing net loss per
share, basic and diluted                      42,797     42,551      4,946         17             17
                                         ============================================================

                                                                 As of December 31,
                                             ------------------------------------------------------------
                                                 2002        2001       2000        1999        1998
                                             ------------------------------------------------------------

                                                                   (In thousands)
Balance Sheet Data:
Cash and cash equivalents                          $18,222    $34,602    $62,497         $234     $2,491

Working capital                                     17,220     32,788     59,224        (878)      1,481

Total assets                                        20,906     42,131     67,738          974      2,992

Redeemable convertible preferred stock                   -          -          -        4,535      4,493
Total stockholders' equity (deficiency)             18,075     38,981     63,308      (8,591)    (2,720)

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

Overview

Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. The Corporation, and its subsidiary (collectively "Beacon" or "the Company") designs, develops, configures and offers for sale power systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party solutions for a number of potential applications. The Company has segmented the potential markets for its products into three broad categories: high-energy and high-power uninterruptible power systems (UPS), high-power distributed generation and utility power grid applications. We have available for sale several high-energy products that deliver a low level of power over a long period of time (typically measured in hours). These products are tailored to the communications, cable systems, computer networks, and Internet markets. We are currently developing a new high-energy product that is an extension of our existing high-energy products. We believe this product is well suited for renewable energy uses in both photovoltaic and wind turbine applications. We have preliminary designs for this product but we will not make the significant additional expenditures that would be required for prototype development or production capabilities until we have fully defined the market potential and the marketplace has expressed tangible interest. As part of exploring these markets we have committed to invest $1.1 million in Evergreen Solar, Inc. and we have purchased the inverter electronics technology of Advanced Energy Systems, Inc. We also have products available for sale to provide short-term (typically measured in seconds) power until a generator or other long-term power source can be activated for commercial and industrial facilities that are high power applications. We are now developing products for distributed generation and utility power grid applications that provide megawatts for minutes. Our existing products already offer more stored energy than any other commercial flywheel product. The flywheel module being designed for distributed generation and utility applications will be significantly higher in energy level than any other available products in the industry. Completion of development of these products will depend on tangible interest expressed by the marketplace.

From our inception through December 31, 2002, we have incurred losses of approximately $114.9 million. We expect to continue to incur losses as we expand our product development and commercialization program and prepare for the commencement of full manufacturing operations. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Revenues. We are evaluating markets for our current products and other future products but we did not recognize revenues in 2002 or 2001. Prior to the fourth quarter of 2000, we recorded revenues as a result of development contracts with government entities focused on the design of flywheel technologies. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. During 2002, we expanded our sales and marketing effort into UPS and utility grid applications by initiating several market research efforts to help us evaluate markets for our current and future products and technical presentations at potential customer locations. During 2002 we focused our marketing efforts on the high-energy market. Prior to 2001, our historical sales and marketing expenses have not been material. We continue to rely on engineering personnel to provide technical specifications and product overviews to our potential customer base. We expect sales and marketing expenses to continue to increase as we expand our efforts to seek new markets for our products. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. In October 2001, March 2002 and again in July 2002, we reduced our headcount in sales and marketing and in administration functions. As a result of these reductions, we expect our selling, general and administrative expenses to be reduced during 2003 as compared to 2002.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, and support staff, as well as materials and supplies used in the engineering design and development process. These costs decreased significantly during 2002 as we focused on reducing our expenditure rate by reducing product design and development activities. While we do not expect to incur any significant additional costs for our existing products, we do expect to incur significant costs for the design and development of our high-powered products once we have defined the specific markets to be served and the marketplace has expressed tangible interest.

Loss on Sales Commitments. We will establish reserves for anticipated losses on sales commitments when our cost estimates indicate a loss will be incurred. We did not accrue such losses during 2002. In the second half of 2001 we reversed projected losses contemplated and recognized during 2000 and early 2001. We are most likely to recognize probable losses on sales commitments early in a product's introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts.

Restructuring and asset impairment charges. We recognized restructuring and asset impairment charges during 2002. Our initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market and therefore has taken non-cash asset impairment charges aggregating $4.3 million pursuant to Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. We do have intellectual property in the form of a patent on our vacuum system and expect to obtain other patents during 2003 and beyond.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to interest income relating to cash on hand from our private financings and initial public offering and interest expense associated with our capital.

Preferred Stock Dividends. Prior to our initial public offering of our common stock, we had various classes of preferred stock outstanding, each of which was entitled to receive dividends. We accrued dividend expense monthly according to the requirements of each class of preferred stock. In addition, we issued warrants to purchase common stock in conjunction with the issuance of certain classes of the preferred stock. Any value assigned to these warrants was charged to dividend expense. As a result of our initial public stock offering during the fourth quarter of 2000, we no longer have any preferred stock outstanding. All outstanding dividends were paid in full during 2001.

Results of operations:

Comparison of Year ended December 31, 2002 and 2001

Revenue. During 2002 and 2001 we did not record any revenue. To date, proceeds from the sale of demonstration and test units have been applied as a reduction against research and development expense. Proceeds from these sales totaling $69,000 were applied as a reduction against research and development expense in 2001. In 2002 we had proceeds of $79,000 from work performed on electronics development for others. These proceeds have been recorded as offsets to Research and Development expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2002 totaled approximately $5,637,000 compared to approximately $8,940,000 during the year ended December 31, 2001. This decrease of $3,303,000 is primarily the result of decreased compensation and benefit costs due to the reduction in staffing. During October 2001, March 2002 and again in July 2002, we reduced our headcount in sales and marketing and in administration functions by 8, 11 and 7 respectively. As a result of these reductions, we expect our selling, general and administrative expenses to be further reduced during 2003 as compared to 2002.

Research and Development Expenses. Research and development expenses for 2002 were approximately $7,130,000, compared to approximately $17,628,000 during 2001. This decrease of $10,498, 000 is primarily the result of decreased compensation and benefit costs related to reductions in the number of engineering and manufacturing personnel and materials used for product development. During October 2001, March 2002 and again in July 2002, we reduced our headcount in research and development functions by 29, 24 and 18 respectively. These costs decreased significantly during 2002 as a result of our focus on reducing our cash expenditures. While we do not expect to incur any significant additional costs for our existing products, we do expect to incur significant costs for the development of prototypes for new products and staffing the manufacturing function and establishing required processes for commercial production of our products. We will begin prototype development and establishing production capabilities after we have defined the specific markets to be served and the marketplace has expressed tangible interest. While we will continue to design new high-powered products, we expect our cost of research and development in 2003 to be reduced compared to 2002.

Depreciation and Amortization. Depreciation and amortization for 2002 was approximately $1,644,000 compared to approximately $1,324,000 during 2001. This increase of $320,000 is attributable to amortization of leasehold improvements at the new facility in Wilmington Massachusetts as well as amortization on additional machinery and equipment and other capital assets acquired in 2001. We expect our charge for depreciation in 2003 to be reduced compared to 2002 as a result of restructuring and asset impairment charges.

Restructuring and asset impairment charges. We have recognized restructuring and asset impairment charges in 2002. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not as of yet been successful in selling products into this market. Therefore, in July 2002, in an effort to reduce our monthly cash spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate and on a less ambitious timetable. As a result, a substantial portion of our long-term assets has been idled, including machinery and equipment, tooling, office furniture and fixtures and leasehold improvements. We have evaluated all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". We have taken restructuring and impairment charges of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $1.9 million relates to a reserve against future lease payments and related facility costs and $.3 million relates to severance costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

Interest and Other Income/ (Expense), net. Our net non-operating income for 2002 was approximately $28,000 compared to approximately $1,746,000 in 2001. The decrease is attributable to lower interest income associated with the lower cash balances, lower interest rate yields on investments and a reserve of approximately $426,000 for the loan to the former CEO.


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

Interest and Other Income/ (Expense), net. Our net non-operating income for 2001 was approximately $1,746,000 compared to approximately $330,000 in 2000. The increase is attributable to interest income associated with the higher cash balances resulting from our stock offering during the fourth quarter of 2000.

Preferred Stock Dividends. During 2000, we accrued preferred stock dividends on redeemable convertible preferred stock of approximately $35,797,000. Of this amount $33,000,000 was a non-cash charge from the issuance of warrants in connection with the issuance of our Class F redeemable convertible preferred stock. In addition, we recorded a $1,300,000 non-cash charge from the issuance of warrants to purchase common stock in conjunction with the issuance of our Class D redeemable convertible preferred stock. As a result of our initial public stock offering during the fourth quarter of 2000, we no longer have any preferred stock outstanding. All outstanding dividends were paid in full during 2001.


Liquidity and Capital Resources

Our cash requirements depend on many factors, including our research and development activities, continued efforts to commercialize our products and additional market development. We expect to make significant expenditures to fund our working capital, develop our technologies and explore opportunities to find and develop other markets to sell our products. However, we have taken significant actions over the last eighteen months to reduce our cash expenditures for product development, infrastructure and production readiness. We have significantly reduced headcount, development spending and capital expenditures. We have focused our activity on market analysis in terms of size of markets, competitive aspects and advantages that our products could provide. We have continued to do preliminary design and development of potential products for markets under consideration. We are not making expenditures for prototype development or production capabilities until we have defined the specific markets to be served.

From our  inception  to date,  our primary cash  requirements  have been to fund research and development, establish production capabilities including capital expenditures and for working capital including various infrastructure costs. Net cash used in operating activities was approximately ($15,586,000), ($24,220,000), and ($12,458,000) for 2002, 2001, and 2000, respectively. The primary component of the negative cash flow from operations is the net losses. For the year 2002 we had a net loss of approximately ($20,839,000). This was offset by approximately $1,644,000 for depreciation and amortization; $4,297,000 for an impairment of fixed assets; $1,750,000 for restructuring charges resulting from our reduction in force; $428,000 for a reserve on officer's note; other non-cash consulting expenses of $19,000; and losses from the sale or disposal of capital equipment of $14,000. Changes in operating assets and liabilities used approximately $2,901,000 of cash during 2002. For the year 2001, we had a net loss of approximately ($26,146,000). This was offset by approximately $1,324,000 for depreciation and amortization; $347,000 for a non-cash expense from the change in stock option terms for certain terminated employees; other non-cash consulting expenses of $340,000; $303,000 for a non-cash charge in connection with the settlement of a lawsuit and approximately $109,000 from the sale or disposal of certain fixed assets and tooling. Changes in operating assets and liabilities used approximately $497,000 of cash during 2001. The primary components were decreased accounts payable and accrued expenses of approximately $857,000 and decreased inventory of approximately $208,000. These were offset by decreased prepaid expenses and other current assets of approximately $274,000 and an increase in our accrual for compensation and benefits of $444,000. For the year 2000 we had a net loss of approximately ($17,418,000) offset by non-cash expenses of approximately $3,799,000. Changes in operating assets and liabilities generated cash of approximately $1,161,000 during 2000.

Net cash used in investing activities was approximately ($466,000), ($3,655,000), and ($3,702,000) for 2002, 2001 and 2000, respectively. The principal uses of cash were related to the purchase of equipment including the leasehold improvements to the new operating facility and the payment of security deposits pursuant to obtaining the new facility lease.

Net cash used in financing activities was approximately ($327,000) during 2002. This compares to net cash used in 2001 of approximately ($21,000) and net cash generated in 2000 of $78,423,000. During 2002, the principal sources of cash were approximately $13,000 from the exercise of shares of common stock issued under our Employee Stock Purchase Plan. The repayment of capital leases of ($340,000) offset these proceeds. During 2001, the principal sources of cash were approximately $829,000 from the exercise of employee stock options and shares of common stock issued under our Employee Stock Purchase Plan. In addition we refinanced certain fixed assets under capital leases that generated approximately $496,000. These proceeds were offset by the payment of dividends accrued in 2000 related to various classes of preferred stock of approximately $1,159,000 and the repayment of capital leases of $186,000. During 2000, the principal source of cash was our initial public stock offering which raised approximately $49,341,000 net of $5,858,000 of expenses associated with the offering. Additionally, we raised approximately $28,352,000 during 2000 through our sale of Class F Preferred stock.

Based on our operating baseline which includes the cash flow benefits of our significantly reduced headcount, development spending and capital expenditures, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs for the next 24 months. However, this belief assumes no expenditures for prototype development or production capabilities, which would require significant amounts of cash. In the event that we are not able to obtain development contracts from customers to fund prototype development, these expenditures will significantly reduce the number of months our cash and cash equivalents and future cash flow from operations will satisfy our working capital needs. Inasmuch as we do not expect to become profitable or cash flow positive until 2006, our ability to continue as a going concern will depend on our being able to raise additional capital. We may not be able to raise this capital at all, or if we are able to do so, it may be on terms that are extremely dilutive to our shareholders.

Our significant long-term contractual obligations as of December 31, 2002 are as follows:

                                                    Cash Payments Due During the Year Ended December 31,
                                        -----------------------------------------------------------------------------
Description of Commitment                  2003      2004       2005       2006      2007    Thereafter    Total
---------------------------------------------------------------------------------------------------------------------
Operating Leases                          $490,675   $490,675  $500,359   $529,413   $397,059     $    -  $2,408,181


The amounts listed for operating leases represent payments for the occupancy our principal executive offices, laboratory and manufacturing facilities located in Wilmington, Massachusetts. Our commitment on this lease is secured by an irrevocable letter of credit in the amount of $355,232. A cash deposit secures this letter of credit.

We may make investments in companies for strategic business reasons. Because our primary motivation in making these investments is not to realize a profit on the investment itself, but rather to expand our business prospects, these investments may lack any financial returns to us, may result in a loss of principal and may lack liquidity.

On March 24, 2003 we announced that we had committed to invest $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company which specializes in renewable energy sources, in order to develop a strategic relationship with that company. We also believe that this investment has a potential to provide us with significant financial returns on our investment. Our investment was part of a larger financing provided by several investors. We made our investment on the same terms as the other investors in this financing, except that we also were permitted to purchase a three-year warrant for $100,000 that is exercisable for 2,400,000 shares of Evergreen's common stock. This warrant makes our investment terms more favorable than those received by the other investors. Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen when the investment closes.

We believe that the Evergreen investment will give us access to the renewable energy market, which we believe has significant potential for our next high-energy product, which is now in development. In addition, on March 24, 2003 we purchased, for approximately $141,000, the inverter electronics technologies of Advanced Energy Systems, Inc to strengthen our potential entry into these markets

Investments such as those made in Evergreen Solar and the acquisition of the intellectual properties of Advanced Energy Systems may accelerate our need to raise capital. We may not be able to raise this capital at all, or if we are able to do so, it may be on terms that are extremely dilutive to our shareholders.

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

     Should we experience customer demand for our products, we will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. We may need to establish manufacturing facilities, expand our current facilities or expand third-party manufacturing. We have no experience in the volume manufacture of flywheel systems and there can be no assurance that we will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all. In fact, we have idled our manufacturing capabilities through headcount reduction and delaying the development of our manufacturing process documentation and the capital build-out to conserve cash. We may not achieve profitability if we cannot develop or obtain efficient, low-cost manufacturing capability, processes and suppliers that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to meet our product commercialization schedule, if any, or to satisfy the requirements of our customers or the market generally.

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

Our Stock May be Disqualified from the SmallCap Market System of NASDAQ

     NASDAQ has advised us that unless our stock maintains a minimum closing bid price of one dollar for ten consecutive trading days before June 6, 2003, it will no longer be eligible for quotation on the NASDAQ SmallCap Market after that date. We do not expect our stock to satisfy this requirement. Should our stock lose its eligibility to be quoted on the SmallCap Market, we will seek to have it quoted on the OTCBB. While we know of no reason that our stock will not be accepted for quotation on OTCBB, we cannot guarantee that acceptance. If our stock is not accepted for acceptance on the OTCBB, it will be listed on the pink sheets.

We Face Intensified Competition from Batteries Due to Their Declining Prices and Improved Life. As a Consequence Our Customers are Less Likely to Accept the Value Proposition of Our Products.

     The performance of batteries has improved while battery prices have declined due to lower volume demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. These changes in battery pricing and performance make it more difficult for us to establish the value proposition of our high-energy products.

The Telecommunications Industry Has Experienced a Sharp Decline, Which has Adversely Affected Our Financial Performance.

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

     We have a limited operating history. We were formed in May 1997 to commercialize electrical power systems based on flywheel energy storage. We are a development stage company attempting to make the transition to the manufacturing of new products in a new and developing sector. Unless we can achieve significant market acceptance of our current or future products at volumes and with margins that allow us to cover our costs of operations, we may never advance beyond our start-up phase. In light of the foregoing, it is difficult or impossible for us to predict when and if the Company will have future revenue growth.

     See "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2003.

     We have incurred net losses to common shareholders and negative cash flows since our inception in May 1997. We had net losses to common shareholders of approximately ($20,839,000) in 2002, ($26,146,000) in 2001, ($53,279,000) in
2000 and ($6,630,000) in 1999. Since our inception in May 1997, we have had net losses to common shareholders totaling ($114,918,000). We expect to continue to incur net losses through 2006. Although we are looking for additional ways to economize and reduce costs, our efforts may prove even more expensive than we anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

We Might Fail to Develop Successful Products.

     The   successful   development   of  our  products   involves   significant
technological and cost challenges and will require additional financing to complete. Major risks include:

     o maintaining the development schedule, as such development could take substantially longer than anticipated;

     o the cost of developing key components of our systems that have significant technical risk and which may not be economically feasible for a competitive product in the high-power market;

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

Because We Depend on Third-Party Suppliers for the Development and Supply of Key Components for Our Products, and Because We Do Not Have Contracts with All of These Suppliers, We Could Experience Disruptions in Supply that Could Delay or Decrease Our Revenues.

     Our business, prospects, results of operations, or financial condition could be harmed if we are unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, we rely on third-party suppliers for several key components of our systems. We do not have any contracts with all of these suppliers. If these suppliers should fail to timely deliver components that meet our quality, quantity, or cost standards, then we could experience production delays or cost increases and our financial performance could be adversely affected. Because the components with limited sources are key components that are complex, difficult to manufacture and require long lead times, we may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, we could experience shortages in supply or be unable to be cost competitive in the markets we are pursuing.

We Face Intense Competition and We May Be Unable to Compete Successfully.

     The markets for highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are offering flywheel energy storage technology. We also compete with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of flywheel energy storage systems or other alternative energy products for sale to our potential customers, they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than our systems and could be brought to market more quickly than ours. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among our potential customers. These competitors may also be better able than we are to adapt quickly to customers' changing demands and to changes in technology.

     Technological advances in alternative energy products or other alternative energy technologies may render our systems obsolete. We do not have any products or technologies other than flywheel systems under development. Our system is, however, only one of a number of alternative energy products being developed by potential competitors that have potential commercial applications, including ultra capacitors, fuel cells, advanced batteries, and other alternative energy technologies.

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

Our Financial Performance Could Be Adversely Affected by Our Need to Hire and Retain Key Executive Officers and Skilled Technical Personnel.

     Because our future success depends to a large degree on the success of our technology, our competitiveness will depend significantly on whether we can attract and retain skilled technical personnel, especially engineers, and can retain members of our executive team. We have employment agreements that include non-compete clauses with Messrs. Capp, CEO and President; Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary;
Driscoll,  Vice  President  of  Engineering;  and  Lazarewicz,  Chief  Technical
Officer.

     In the fourth quarter of 2001, the first quarter of 2002 and in July 2002, we substantially reduced our workforce. Competition for skilled personnel is intense, and as we seek to determine the right size for our workforce, we may not be successful in attracting and retaining the personnel or executive talent necessary to develop our products and operate profitably.

There May Be Only a Modest Number of Potential Customers for Our Products. To the Extent We Obtain Customers, We May Have To Rely On A Limited Number Of Such Customers, And Our Business May Be Adversely Affected By The Loss Of, Or Reduced Purchases By, Any One Of Those Customers.

     There may only be a limited number of potential customers for our product, in which case we will be subject to the risk that the loss of or reduced purchases by any single customer could adversely affect our business.

If We Are Unable to  Successfully  Market,  Distribute  and Service Our Products
Internationally   We  May  Experience  a  Shortfall  in  Expected  Revenues  and
Profitability Which Could Lead to a Reduction in Our Stock Price.

     In addition to the risks we face when operating within the U.S., additional risks are present if we operate internationally. A part of our business strategy may be to expand our customer base by marketing, distributing and servicing our products internationally through distributors. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of international markets. Our ability to properly service our products internationally will depend on third-party distributors to install and provide service. There is no assurance that we will be able to locate service providers in every region or that these providers will effectively service our products. Also, our success in those markets will depend, in part, on our ability to secure foreign customers and our ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, our planned international operations are subject to other inherent risks, including potential difficulties in establishing satisfactory distributor relationships and enforcing contractual obligations and intellectual property rights in foreign countries, and fluctuations in currency exchange rates. If we are unable to successfully market, distribute or service our products internationally, we may never experience profitability and our stock price may decline.

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

     Stockholders who owned our company prior to our initial public offering own approximately 64% of our outstanding stock as of December 31, 2002. If a sufficient number of these stockholders were to vote together as a group, they would have the ability to control our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. These stockholders may use their influence to approve actions that are adverse to the interest of other investors, which could depress our stock price.

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

We May not Be Able to Obtain Financing to Continue Operations and will Need to Enter into A Merger or Acquisition and Our Shareholders may Suffer Substantial Dilution.

     In the event of a merger or acquisition, given the volatility of the sector, our inability to sell products to date and the asset impairments we have recognized our shareholders may suffer substantial dilution. The dilutive effect may increase substantially if our intellectual property is not recognized as an asset in the transaction.

We May make Investments in Other Energy Companies in Our Sector to Increase Shareholder Values Through Strategic Alliance or Return on Investment Which do Not Create Gains and therefore Reduce Shareholder Value.

     We may make investments in other energy companies in our sector to gain strategic alliances, channels to market or appreciation in stock value. These investments may not provide alliances or channels to market that would increase shareholder value. Given the volatility of share prices for companies in our sector, general economic conditions and market fluctuations in general, the market price of the investments may decrease and reduce shareholder value.

Provisions of Delaware Law and of Our Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

     Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law, and the shareholder rights plan we adopted in September 2002, may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with our annual stockholder meeting in 2001, we implemented a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one-year. Pursuant to a shareholder rights plan adopted in September 2002, we issued rights as a dividend on our common stock on October 7, 2002 each of which entitles the holder to purchase 1/100th of a share of our newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (30% in the case of one large shareholder that already owned more than 15%) of our outstanding common stock, or in the event that we are acquired by another company $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void). The shareholder rights plan was modified by rights plan amendment 1 dated December 27, 2002. The amendment increased the beneficial ownership approved by the board of directors from 30% to 35% for one large shareholder. Additionally, our board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.


Terrorist Attacks have Contributed to Economic Instability in the United States; Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress our Stock Price.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as Beacon Power. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.




Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At December 31, 2002, we had approximately $60,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2002, we had approximately $2,939,000 invested in interest-bearing money market accounts, and approximately $15,223,000 in high-grade bonds. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $27,000, which we do not feel is material.

Item 8.  Financial Statements and Supplementary Data

                            BEACON POWER CORPORATION
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                         Page

Independent Auditors' Report                                               26

Consolidated Balance Sheets at December 31, 2002 and 2001                  27

Consolidated Statements of Operations for the years ended December 31,
2002, 2001 and 2000 and for the period May 8, 1997 (date of
inception) to December 31, 2002.                                           28

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2002, 2001 and 2000 and for the period
May 8, 1997 (date of inception) to December 31, 2002.                      29

Consolidated Statements of Cash Flows for the years ended December 31,
2002, 2001 and 2000 and for the period May 8, 1997 (date of
inception) to December 31, 2002.                                           33

Notes to Consolidated Financial Statements                                 35

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Beacon Power Corporation:

     We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and subsidiary (the "Company") (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002 and for the period from May 8, 1997 (date of inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 and the period from May 8, 1997 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 7, 2003

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                                2002            2001
                                                                          ----------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                $ 18,221,766     $ 34,601,585
     Assets held for sale                                                           53,715                -
     Prepaid expenses and other current assets                                   1,775,455        1,131,065
                                                                          ----------------------------------
        Total current assets                                                    20,050,936       35,732,650

Property and equipment, net  (Note 3)                                              562,929        6,188,507
Other assets                                                                       291,901          209,796
                                                                          ----------------------------------
Total assets                                                                  $ 20,905,766     $ 42,130,953
                                                                          ==================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                          $     77,326     $    911,465
    Accrued compensation and benefits                                              226,623          721,130
    Due to related party  (Note 13)                                                      -           35,532
    Other accrued expenses                                                         576,881          941,100
    Restructuring reserve                                                        1,749,738                -
    Current portion of capital lease obligations  (Note 4)                         200,041          335,145
                                                                          ----------------------------------
        Total current liabilities                                                2,830,609        2,944,372

Capital lease obligations, net of current portion  (Note 4)                              -          205,352
Commitments (Note 5)

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized; no
    shares issued or outstanding (Note 6)                                                -                -
    Common stock, $.01 par value; 110,000,000 shares authorized;
    42,812,897and 42,770,856 shares issued and outstanding in 2002 and
    2001, respectively                                                             428,129          427,709
    Deferred stock compensation                                                   (18,413)        (211,564)
    Additional paid-in capital                                                 132,750,525      132,911,256
    Deficit accumulated during the development stage                         (114,985,424)     (94,146,172)
    Treasury stock, 132,000 shares, at cost                                       (99,660)                -
                                                                          ----------------------------------
        Total stockholders' equity                                              18,075,157       38,981,229
                                                                          ----------------------------------
Total liabilities and stockholders' equity                                    $ 20,905,766     $ 42,130,953
                                                                          ==================================

                                See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                            Cumulative from
                                                                                                               May 8, 1997
                                                    Year ended          Year ended         Year ended      (date of inception)
                                                    December 31        December 31        December 31       through December
                                                       2002                2001               2000              31, 2002
                                                 ------------------  -----------------  -----------------  --------------------

Revenue                                                   $      -           $      -         $   50,000           $   551,184
Cost of goods sold                                               -                  -                  -                     -
                                                 ------------------  -----------------  -----------------  --------------------
Gross profit                                                     -                  -             50,000               551,184

Operating expenses:
    Selling, general and administration                  5,636,903          8,939,589          4,630,915            23,123,028
    Research and development                             7,129,880         17,627,714         12,714,823            46,793,894
     oss on sales commitments
    L                                                            -                  -             50,974               375,974
    Depreciation and amortization                        1,644,230          1,323,958            401,013             3,666,003
    Restructuring charges                                2,159,280                  -                  -             2,159,280
    Loss on impairment of assets                         4,297,128                  -                  -             4,297,128
                                                 ------------------  -----------------  -----------------  --------------------
          Total operating expenses                      20,867,421         27,891,261                               80,415,307
                                                                                              17,797,725
                                                 ------------------  -----------------  -----------------  --------------------

Loss from operations                                  (20,867,421)       (27,891,261)       (17,747,725)          (79,864,123)

Interest income                                            504,034          2,157,724            747,202             3,562,003
Interest expense                                          (41,932)          (303,160)          (370,299)           (1,086,990)
Other income (loss)                                      (433,933)          (108,971)           (47,216)             (590,120)
                                                 ------------------  -----------------  -----------------  --------------------
    Total other income, net                                 28,169          1,745,593            329,687             1,884,893
                                                 ------------------  -----------------  -----------------  --------------------
Net loss                                              (20,839,252)       (26,145,668)       (17,418,038)          (77,979,230)

Preferred stock dividends                                        -                  -       (35,796,675)          (36,825,680)
Accretion of convertible preferred stock                         -                  -           (64,435)             (113,014)
                                                 ------------------  -----------------  -----------------  --------------------
Loss to common shareholders                         $ (20,839,252)     $ (26,145,668)     $ (53,279,148)       $ (114,917,924)
                                                 ==================  =================  =================  ====================
Loss per share, basic and diluted                          $(0.49)           $ (0.61)          $ (10.77)
                                                 ==================  =================  =================
Average shares outstanding, basic                       42,797,072
                                                                           42,550,502          4,946,411
                                                 ==================  =================  =================

                                See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                    Class A                  Class C
                                                   Preferred Stock             Preferred                                Deferred
                                                                              Stock                  Common Stock      Consulting
                                             Shares        Amount      Shares    Amount        Shares       Amount      Expense
                                         -----------------------------------------------------------------------------------------

BALANCE AT MAY 8, 1997 (DATE OF
INCEPTION)                                          -          $     -      -     $     -                -    $     -   $       -

Issuance of Founder's Shares                        -                -      -           -        6,750,000     67,500           -
Issuance of Class A preferred stock         1,390,000        5,662,500      -           -                -          -    (275,000)
Recapitalization                            3,373,313           67,466                  -       (6,746,626)   (67,466)          -
Rounding for fractional shares                      -                -      -           -               (2)         -           -
Issuance of Class C preferred and
 common stock                                       -                -      6      29,866           13,476        134           -
Deferred Consulting                                 -                -      -           -                -          -     175,000
Repayment of subscription receivable                -                -      -           -                -          -           -
Issuance of Series A preferred stock
 for services and interest on loans             4,594           11,485      -           -                -          -           -
Dividend on Class D preferred stock                 -                -      -           -                -          -           -
Repayment of subscription receivable                -                -      -           -                -          -           -
Accretion of redeemable preferred stock
 to redemption value                                -                -      -           -                -          -           -
Deferred Stock Compensation                         -                -      -           -                -          -           -
Amortization of Deferred Stock
 Compensation                                       -                -      -           -                -          -           -
Issuance of warrants for Class D shares             -                -      -           -                -          -           -
Issuance of warrants for bridge loans               -                -      -           -                -          -           -
Net loss                                            -                -      -           -                -          -           -
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 1999                  4,767,907        5,741,451      6      29,866           16,848        168    (100,000)

Dividends on redeemable convertible
 preferred stock                                    -                -      -           -                -          -           -
Issuance of warrants                                -                -      -           -                -          -           -
Deferred stock compensation                         -                -      -           -                -          -           -
Amortization of deferred stock compensation         -                -      -           -                -          -           -
Accretion of redeemable preferred stock
  to redemption value                               -                -      -           -                -          -           -
Proceeds from stock offering                        -                -      -           -        9,200,000     92,000           -
Conversion of Class A preferred stock      (4,767,907)      (5,741,451)     -           -        9,535,814     95,358           -
Conversion of Class C preferred stock               -                -     (6)    (29,866)              12          -           -
Conversion of redeemable convertible
 preferred stock                                    -                -      -           -       19,823,704    198,237           -
Deferred consulting                                 -                -      -           -                -          -     598,284
Common stock issuance for consulting                -                -      -           -          134,464      1,345    (498,284)
Payment of accrued dividend                         -                -      -           -          859,330      8,593           -
Cashless warrant exercise                           -                -      -           -        1,982,876     19,829           -
Exercise of stock options                           -                -      -           -          480,266      4,803           -
Net loss                                            -                -      -           -                -          -           -
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 2000                          -                -       -          -       42,033,314    420,333           -

Issuance of stock options                           -                -      -           -                -          -           -
Deferred stock compensation                         -                -      -           -                -          -           -
Amortization of deferred stock
 compensation                                       -                -      -           -                -          -           -
Common stock issued through Employee                -                -      -           -                -          -           -
Stock Purchase Plan                                 -                -      -           -           54,956        550           -
Common stock issuance for consulting                -                -      -           -                -          -           -
Change in option terms for severed
 employees                                          -                -      -           -                -          -           -
Exercise of stock options                           -                -      -           -          682,586      6,826           -
Net loss                                            -                -      -           -                -          -           -
                                        ------------------------------------------------------------------------------------------
Balance, December 31, 2001                          -                -      -           -      42,770,856     427,709           -

Deferred stock compensation                         -                -      -           -                -          -           -
Amortization of deferred stock
 compensation                                       -                -      -           -                -          -           -
Common stock issued through Employee
 Stock Purchase Plan                                -                -      -           -           42,041        420           -
Change in option terms for severed
 employees                                          -                -      -           -                -          -           -
Purchase of  treasury stock                         -                -      -           -                -          -           -
Net loss                                            -                -      -           -                -          -           -
                                         -----------------------------------------------------------------------------------------
Balance, December 31, 2002                          -         $      -       -     $    -       42,812,897  $ 428,129   $       -
                                         =========================================================================================

                 See notes to consolidated financial statements.

                                                                                                                         Total
                                         Deferred     Additional     Stock                                            Stockholders'
                                           Stock       Paid-in    Subscription Accumulated       Treasury Stock       (Deficiency)
                                       Compensation    Capital     Receivable    Deficit      Shares       Amount        Equity
                                       --------------------------------------------------------------------------------------------

BALANCE AT MAY 8, 1997 (DATE OF
INCEPTION)                                 $     -       $     -      $     -  $        -            -       $     -      $     -

Issuance of Founder's Shares                     -             -            -     (65,000)           -             -            -
Issuance of Class A preferred stock              -             -   (5,000,000)          -            -             -      387,500
Recapitalization                                 -             -            -           -            -             -            -
Rounding for fractional shares                   -             -            -           -            -             -            -
Issuance of Class C preferred and
 common stock                                    -             -            -           -            -             -       30,000
Deferred Consulting                              -             -            -           -            -             -      175,000
Repayment of subscription receivable             -             -    2,992,492           -            -             -    2,992,492
Issuance of Series A preferred stock
 for services and interest on loans              -             -            -           -            -             -       11,485
Dividend on Class D preferred stock              -             -            -    (749,005)           -             -     (749,005)
Repayment of subscription receivable             -             -    2,007,508           -            -             -    2,007,508
Accretion of redeemable preferred
 stock to redemption value                       -             -            -     (48,579)           -             -      (48,579)
Deferred Stock Compensation               (65,318)        65,318            -           -            -             -            -
Amortization of Deferred Stock
 Compensation                                8,670             -            -           -            -             -        8,670
Issuance of warrants for Class D shares          -       280,000            -    (280,000)           -             -            -
Issuance of warrants for bridge loans            -       170,000            -           -            -             -      170,000
Net loss                                         -             -            - (13,576,272)           -             -  (13,576,272)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 1999                 (56,648)      515,318            - (14,721,356)           -             -   (8,591,201)

Dividends on redeemable convertible
 preferred stock                                 -             -            -  (1,496,675)           -             -   (1,496,675)
Issuance of warrants                             -    36,070,366            - (34,300,000)           -             -    1,770,366
Deferred stock compensation revaluation (2,944,649)    2,944,649            -           -            -             -            -
Amortization of deferred stock
 compensation                              930,638             -            -           -            -             -      930,638
Accretion of redeemable preferred
 stock to redemption value                       -             -            -     (64,435)           -             -      (64,435)
Proceeds from stock offering, net of
 expenses                                        -    49,249,537            -           -            -             -   49,341,537
Conversion of Class A preferred stock            -     5,646,093            -           -            -             -            -
Conversion of Class C preferred stock            -        29,866            -           -            -             -            -
Conversion of redeemable convertible
 preferred stock                                 -    36,496,431            -           -            -             -   36,694,668
Deferred consulting                              -             -            -           -            -             -      598,284
Common stock issuance for consulting             -       496,939            -           -            -             -            -
Payment of accrued dividend                      -     1,077,714            -           -            -             -    1,086,307
Cashless warrant exercise                        -       (19,829)           -           -            -             -            -
Exercise of stock options                        -       451,674            -           -            -             -      456,477
Net loss                                         -             -            - (17,418,038)           -             -  (17,418,038)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2000              (2,070,659)  132,958,758            - (68,000,504)           -             -   63,307,928

Issuance of stock options                        -       303,160            -           -            -             -      303,160
Deferred stock compensation revaluation  1,566,906    (1,566,906)           -           -            -             -            -
Amortization of deferred stock
 compensation                              340,081             -            -           -            -             -      340,081
Common stock issued through Employee
 Stock Purchase Plan                             -       109,394            -           -            -             -      109,944
Common stock issuance for consulting       (47,892)       47,892            -           -            -             -            -
Change in option terms for severed
 employees                                       -       346,591            -           -            -             -      346,591
Exercise of stock options                        -       712,367            -           -            -             -      719,193
Net loss                                         -             -            - (26,145,668)           -             -  (26,145,668)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2001                (211,564)  132,911,256            - (94,146,172)           -             -   38,981,229

Deferred stock compensation revaluation    173,616      (173,616)           -           -            -             -            -
Amortization of deferred stock
 compensation                               19,535             -            -           -            -             -       19,535
Common stock issued through Employee
 Stock Purchase Plan                             -        12,885            -           -            -             -       13,305
Purchase of treasury stock                       -             -            -           -      132,000       (99,660)     (99,660)
Net loss                                         -             -            - (20,839,252)           -             -  (20,839,252)
                                       --------------------------------------------------------------------------------------------
Balance, December 31, 2002               $ (18,413) $132,750,525      $     -$(114,985,424)    132,000     $ (99,660) $18,075,157
                                       ============================================================================================


                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                                                                 Cumulative from
                                                                                                                   May 8, 1997
                                                                                                               (date of inception)
                                                                           Year ended December 31,               through December
                                                                    2002            2001           2000              31, 2002
                                                              ----------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                    $ (20,839,252)  $ (26,145,668) $ (17,418,038)       $   (77,979,230)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization                              1,644,230       1,323,958        401,013              3,666,003
         Loss on sale of fixed assets                                  14,481         108,971         47,416                170,868
         Impairment of assets                                       4,297,128               -              -              4,297,128
         Restructuring charge net of severance paid                 1,749,738               -              -              1,749,738
         Reserve for officers note                                    428,398               -              -                428,398
         Interest expense relating to issuance of warrants                  -               -        201,000                371,000
         Non-cash charge for change in option terms                         -         346,591              -                346,591
         Non-cash charge for settlement of lawsuit                          -         303,160              -                303,160
         Amortization of deferred consulting expense, net                   -               -        598,284              1,160,784
         Amortization of deferred stock compensation                   19,534         340,081        930,638              1,290,253
         Warrants issued for consulting services                            -               -      1,569,366              1,569,366
         Accrued loss on sales commitments                                  -               -         50,974                375,974
         Services and interest expense paid in preferred stock              -               -              -                 11,485

    Changes in operating assets and liabilities:
         Inventory                                                          -         207,613      (207,613)                      -
         Prepaid expenses and other current assets                 (1,172,448)       (273,928)      (841,150)            (2,303,513)
         Accounts payable                                            (834,139)       (816,865)      1,315,184                 77,326
         Accrued compensation and benefits                           (494,507)         444,044        167,880                226,623
         Accrued interest                                                   -               -        111,420                275,560
         Due to related party                                         (35,532)        (17,193)         52,725                      -
         Accrued loss on sales commitments                                  -               -      (375,974)              (375,974)
         Other accrued expenses and current liabilities              (364,219)        (40,570)        938,449                585,551
                                                               ---------------------------------------------------------------------
         Net cash used in operating activities                    (15,586,588)    (24,219,807)   (12,458,426)           (63,752,909)

Cash flows from investing activities:
    Decrease/(Increase) in other assets                                     -         664,986      (683,054)              (175,218)
    Purchases of property and equipment                              (466,081)     (4,320,064)    (3,019,266)            (8,413,715)
                                                               ---------------------------------------------------------------------
         Net cash used in investing activities                       (466,081)     (3,655,078)    (3,702,320)            (8,588,933)

Cash flows from financing activities:
    Initial public stock offering, net of expenses                          -               -     49,341,537             49,341,537
    Payment of dividends                                                    -     (1,159,373)              -            (1,159,373)
    Shares issued under employee stock purchase plan                   13,305         109,944              -                123,249
    Exercise of employee stock options                                      -         719,193        456,477              1,175,670
    Issuance of preferred stock                                             -               -     28,351,791             32,868,028
    Repayment of subscription receivable                                    -               -              -              5,000,000
    Proceeds from capital leases                                            -         495,851              -                495,851
    Repayment of capital leases                                      (340,455)       (186,247)      (126,307)              (831,354)
    Proceeds from notes payable issued to investors                         -               -        400,000              3,550,000
                                                               ---------------------------------------------------------------------
         Net cash (used) provided by financing activities            (327,150)        (20,632)     78,423,498             90,563,608

Increase (decrease) in cash and cash equivalents                  (16,379,819)    (27,895,517)     62,262,752             18,221,766

Cash and cash equivalents, beginning of period                      34,601,585      62,497,102        234,350                      -
                                                               ---------------------------------------------------------------------
Cash and cash equivalents, end of period                           $18,221,766     $34,601,585    $62,497,102         $   18,221,766
                                                               =====================================================================

Supplemental disclosure of non-cash transactions:
    Cash paid for interest                                            $48,926         $34,000       $370,000              $ 481,426
                                                              =====================================================================
    Cash paid for taxes                                               $17,000         $ 1,600       $  1,800               $ 25,800
                                                              =====================================================================
    Assets acquired through capital lease                              $    -          $    -       $281,034              $ 535,445
                                                              =====================================================================

                                See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company's organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

Operations. The Company has experienced net losses since its inception and, as of December 31, 2002, had an accumulated deficit of approximately $115 million. The Company is currently facing the challenge of identifying potential applications and the ongoing development and refinement of its commercial products. This ongoing research and development is expected to require significant outlays of capital. As discussed in Note 7, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Management believes that this funding is sufficient to continue its operations as a going concern through at least June 30, 2004. The Company has taken significant actions over the last eighteen months to reduce its cash expenditures for product development, infrastructure and production readiness. Headcount, development spending and capital expenditures have been significantly reduced. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that our products could provide. Preliminary design and development of potential products for markets under consideration continue. No expenditures for prototype development or production capabilities will be made until the specific markets to be served have been defined. In the event that development or production capabilities costs are higher than anticipated the Company may need to raise additional funding earlier than expected.

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

Summary of Significant Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include demand deposits and highly liquid investments with maturity of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

Employee Advances. During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through December 31, 2002, the Company has collected approximately $311,000 in payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $68,000 at December 31, 2002 is included in prepaid and other assets in the accompanying consolidated balance sheet.

Property  and   Equipment.   Property   and   equipment,   including   leasehold
improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Other Assets. Other assets consist of unamortized legal expenses related to patents and various deposits on long-term assets and on the Company's operating facility.

Loss on Sales Commitments. When the Company has sales commitments that are firm, have fixed-prices and the direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices, revenue and cost of revenue on such sales commitments are recorded as deliveries are made. Direct costs consist of materials and direct labor costs. These excess costs have been estimated and accrued as losses on sales commitments in the period in which the sales commitment is made. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made. At December 31, 2002, no estimated losses on sales commitments are anticipated.

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. The Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there has been an impairment of long-lived assets and recognized restructuring and asset impairment charges in 2002.

Restructuring and asset impairment charges. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. Therefore, in July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of its long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company has evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, as a result, has taken a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

The restructuring reserves are as follows:

                                            Employee severance          Facility related           Asset impairment
Beginning balance                                    $       -               $         -                $         -
Charges for the period                                 323,656                 1,835,624                  4,297,128
Other                                                        -                         -                     (7,922)
Payments                                              (323,656)                  (85,886)                         -
                                         ----------------------  ------------------------  -------------------------
Ending balance at December 31, 2002                  $       -               $ 1,749,738                $ 4,289,206
                                         ======================  ========================  =========================

Revenue Recognition. Revenue relates to work performed under research and development contracts and delivery of units. Revenue is recognized as services are performed or when products are shipped and all related costs are estimable.

Stock-Based Compensation. In 2002 the company implemented FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

No stock-based compensation is reflected in net earnings for options granted to employees as all options granted under the plan had an exercise price equal to or greater than the market price of the underlying stock at the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.


                                Year ended          Year ended      Year ended
                                December 31        December 31     December 31
                                   2002                2001            2000
                             --------------------------------------------------

Net loss to common shareholders
 as reported                     $ (20,839,251)  $ (26,145,668)  $ (53,279,148)
Net loss--pro forma                (23,837,863)    (28,753,668)    (54,175,173)
Loss per share--as reported          $   (0.49)      $   (0.61)      $  (10.77)
Loss per share--pro forma            $   (0.56)      $   (0.68)      $  (10.95)



The fair  value of the  options  on their  grant  date was  measured  using  the
Black-Scholes   option-pricing   model.  Key  assumptions  used  to  apply  this
option-pricing model are as follows:

                                       2002             2001              2000
                          -----------------------------------------------------

Risk-free interest rate        2.5% - 3.6%     3.0% - 6.25%      6.25% and 6.5%
Expected life of option          1-3 years        1-3 years          3 years
Expected dividend payment rate,
 as a percentage of the stock price
 on the date of grant                 0%               0%                 0%
Assumed volatility               130% - 137%      100% - 135%           100%


The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also
Note 13).

Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance is provided to the extent realization of deferred tax assets is not considered more likely than not.

Research and Development. Research and development costs are expensed as incurred.

Financial Instruments. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses, notes payable to investors and capital lease obligations approximate their fair values.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are managed by one financial institution. At December 31, 2002 and 2001, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Comprehensive Loss. Comprehensive loss is the same as net loss for all periods presented.


Loss Per Share - Basic and Diluted. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.


3.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                       Estimated
                                           Useful
                                          Lives          2002            2001
                                ----------------------------------------------
Machinery and equipment             5 years         $1,998,631    $ 1,996,711
Furniture and fixtures              7 years            717,293        733,018
Service vehicles                    5 years             63,792         63,792
Office equipment                    3 years          1,914,195      2,030,653
Leasehold improvements            Lease term         2,072,577      2,072,577
Equipment under capital lease
 obligations                      Lease term         1,081,726      1,081,726
                                            ----------------------------------
        Total                                        7,848,214      7,978,477
Less accumulated depreciation
 and amortization                                   (2,996,079)    (1,789,970)
                                            ----------------------------------
        Property and equipment, net                  4,852,135)     6,188,507
Less Impairment reserve                             (4,289,206)             -
                                               -------------------------------
                                                     $ 562,929    $ 6,188,507
                                               ===============================


4.  Capital Lease Obligations

The Company leases equipment under capital lease agreements expiring through September 2003. Future obligations under such capital leases as of December 31, 2002 are as follows:

2003                                                         $ 206,662

Less amount representing interest                              (6,621)
                                                        ---------------

Current portion of capital lease obligations                 $ 200,041
                                                        ===============


5.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has an operating lease for certain office equipment which expired October 2001. At December 31, 2002, the Company has provided the lessor with an irrevocable letter of credit in the amount of $355,232. This letter of credit is secured by a cash deposit.

Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2002 are as follows:

                   2003               $490,675
                   2004                490,675
                   2005                500,359
                   2006                529,413
                   2007               $397,059


Total rent expense was $436,083,  $567,239 and $473,576,  during 2002,  2001 and
2000, respectively.

6.  Preferred Stock

As a result of the initial public offering of the Company's common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2002 and 2001, there are 10 million shares of preferred stock authorized with none outstanding.

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

Shareholder rights plan. In September 2002, the Company's Board of Directors approved a Shareholder Rights Plan. Under the plan, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of our newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of our outstanding common stock, or in the event that we are acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Reserved Shares. At December 31, 2002, 14,493,238 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

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

On October 24, 2000, the Company issued 240,000 warrants to an investor at an exercise price of $2.10 per share in conjunction with an agreement by an affiliate of that investor to provide the Company with technical expertise. One half of the warrants vest immediately and the remainder vest as services are utilized. During the fourth quarter of 2000, the company recorded a charge to consulting expense for $1,355,505 to recognize the fair market value of the vested warrants. The Company has deferred the remaining warrants and will revalue the amount and record additional expense as necessary in future quarters as the remaining services are provided. Deferred compensation relating to these warrants was approximately $150,000 and $1,100,000 at December 31, 2001 and 2000. The agreement terminates and any unvested options are forfeited on November 1, 2003.

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

Stock option activity since inception is as follows:

                                                      Weighted-    Weighted-
                                                       Average      Average
                                           Number of   Exercise      Fair
                                            Shares     Price         Value
                                       ----------------------------------------


Outstanding at inception                            -
    Granted                                 2,314,000   $ 0.89        0.36
    Canceled, forfeited or expired           (305,688)
                                       ----------------------------------------
Outstanding, December 31, 1999              2,008,312     0.89
    Granted                                 3,443,688     3.15        1.78
    Exercised                                (480,266)    0.89
    Canceled, forfeited or expired           (238,694)    2.37
                                       ----------------------------------------
Outstanding, December 31, 2000              4,733,040     2.50
    Granted                                 2,361,007     2.94        1.93
    Exercised                                (682,586)    1.05
    Canceled, forfeited or expired         (1,561,560)    4.07
                                       ----------------------------------------
Outstanding, December 31, 2001              4,849,901     2.37
    Granted                                 3,050,628     1.16         .38
    Exercised                                       -        -
     anceled, forfeited or expired         (2,513,186)    2.25
                                       ----------------------------------------
Outstanding, December 31, 2002              5,387,343   $ 1.78
                                       ===========================

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                 Vested
                             Weighted-             ----------------------------
                              Average    Weighted-                    Weighted-
                   Number    Remaining    Average                      Average
                 of Options Contractual   Exercise      Number         Exercise
Exercise Price Outstanding     Life       Price      of Options        Price
-------------    -----------  ----------   ---------  -----------  ------------
$0.32 - $0.89      3,307,497        8.76       $0.80    2,247,513      $0.82
$1.00 - $2.50      1,005,979        8.47       $2.18      823,332      $2.23
$3.00 - $4.10        737,335        8.55       $3.33      707,335      $3.33
$5.10 - $6.10        238,893        8.39       $5.58      192,734      $5.62
$6.90 - $7.22         54,776        8.81       $7.04       44,777      $7.03
$9.25 - $9.31         42,863        9.14       $9.26       41,197      $9.26


Included in the above schedules are grants of 45,000, 50,000 and 130,000 options made to non-employee consultants in 2002, 2001 and 2000, respectively.

10.  Employee Stock Purchase Plan

On October 15, 2000 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized. Shares purchased under the Plan in 2002 and 2001 totaled 42,041 and 54,956, respectively and the weighted average grant date fair value of the shares purchased was $0.28 in 2002 and $2.00 in 2001. No shares were issued under this Plan during the year ended December 31, 2000. There are 931,301 shares available under the Plan at December 31, 2002.

11.  Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

                                                                                        Cumulative from
                                                                                          May 8, 1997
                                                                                           (Date of
                                         Year ended      Year ended     Year ended       Inception) to
                                        December 31,    December 31,   December 31,      December 31,
                                            2002            2001            2000             2002
                                      --------------------------------------------------------------------

State - current                               $      -      $   17,156        $      -         $   17,156
Federal--deferred                           (7,377,177)     (9,919,839)     (5,115,236)       (27,040,235)
State--deferred                               (824,557)     (1,679,472)       (993,055)        (4,313,787)
Increase in valuation allowance              8,201,734      11,599,311       6,108,291         31,354,022
                                      --------------------------------------------------------------------

Provision for income taxes                     $     -       $  17,156        $     -          $   17,156
                                      ====================================================================


A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

         Statutory federal rate benefit                            (34) %
         State, net of federal effect                               (6)
         Valuation allowance provided                                40
                                                                -------

         Effective rate                                             --%
                                                                 ======


The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                     2002            2001
                                              ---------------------------------

Long-term assets:
    Net operating loss carry forwards              $ 26,081,296     $20,279,512
    Research and development credits                  2,214,815       2,208,080
    Restructuring reserves                            2,415,578               -
                                              ---------------------------------
    Other                                               642,334         664,696
                                              ---------------------------------

Net deferred tax assets before valuation allowance   31,354,022      23,152,288
Less valuation allowance                            (31,354,022)    (23,152,288)
                                                  -----------------------------

Net deferred tax assets                                 $     -         $     -
                                                  =============================

The valuation allowance increased by $8,201,734 in 2002 and $11,599,311 in 2001, primarily due to the generation of net operating loss carry forwards and credits for which realization is not reasonably assured.

The Company has available for future periods net operating loss carry forwards for federal and state tax purposes of approximately $65,050,177 and $66,274,676, respectively, as of December 31, 2002. In addition, the Company has business credits of approximately $1,621,423 and $593,392 for federal and state purposes, respectively as of December 31, 2002. The net operating loss carry forwards begin to expire in 2012 for federal and 2002 for state tax purposes. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 2002.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carry forwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

12.  Benefit Plan

In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company contributions were $113,257, $189,883 and $102,085 during 2002, 2001 and 2000, respectively.

13.  Related Party Transactions

Strategic Investment. On March 24, 2003, the Company announced that it had committed to invest $1,000,000 in the Series A Preferred Stock of Evergreen Solar, Inc., a public company which specializes in renewable energy sources, in order to develop a strategic relationship with that company. Our investment was part of a larger financing provided by several investors. We made our investment on the same terms as the other investors in this financing, except that we also were permitted to purchase a three-year warrant for $100,000 that is exercisable for 2,400,000 shares of Evergreen's common stock. This warrant makes our investment terms more favorable than those received by the other investors. Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen when the investment closes.

Employee Advances. During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through December 31, 2002, the Company has collected approximately $311,000 in payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance plus incremental interest to Mr. William Stanton, its former CEO and president. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $68,000 at December 31, 2002 is included in prepaid and other assets in the accompanying consolidated balance sheet.

Consulting Agreements. The Company entered into consulting agreements with three investors. The contracts were seven-year agreements, renewable annually thereafter, for consulting services to be provided by the investors in exchange for annual issuances of shares of the Company's Class A Stock. Through 2000 $1,061,000 was recorded as consulting expense relating to these agreements, and 399,464 shares of Class A Stock was issued as compensation under these contracts. Prepaid and accrued consulting expenses have been recorded annually, based on the terms and dates of the consulting agreements. The services provided by the investors were recorded based upon the value of the securities issued. These contracts all expired upon the completion of the initial public offering of the Company's common stock in November 2000.

Patents. The Company has entered into an agreement with SatCon whereby SatCon granted the Company a perpetual license to use the technology patented by SatCon relating to the field of flywheel energy storage products, systems and processes for stationary terrestrial applications.

Services Agreements. Through 2000, SatCon performed certain research and development, administrative and other services for the Company. Amounts paid to SatCon for such services amounted to approximately $551,000 during 2000.

Inventory. Through 2001 the Company used SatCon to perform certain engineering and other processing tasks on certain of the electrical components of its product. The Company had payables to SatCon for electronic component purchases totaling $35,532 at December 31, 2001.

Distribution Agreement. In 1997, the Company signed a 20-year agreement which granted an investor exclusive rights to distribute certain of the Company's products in a territory comprised of seven Mid-Atlantic States and the District of Columbia. However, the Company retained the right to distribute products directly to cable television and telephone companies.

14.  Subsequent Events

On March 24, 2003, the Company committed to invest $1,100,000 in Evergreen Solar, Inc., a publicly traded company specializing in photovoltaic products.

Also on March 24, 2003, the Company paid approximately $141,000 for the intellectual property assets of Advanced Energy Systems, Inc., a supplier of inverter electronics.


15.   Quarterly Results (Unaudited)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                       2002
                                          First            Second              Third             Fourth
                                         Quarter           Quarter            Quarter           Quarter
                                     -------------------------------------------------------------------------


                                            $
Revenue                                     -                  $      -           $      -          $      -

Loss from operations                      (5,681,606)        (3,746,500)        (9,258,822)       (2,180,493)
Net loss                                $ (5,550,895)      $ (4,037,184)      $ (9,150,158)      $(2,101,015)
Loss per share - basic and diluted         $   (0.13)         $   (0.09)         $   (0.21)        $   (0.05)
Weighted-average common shares
outstanding                                42,770,856         42,795,821         42,809,361        42,811,667


                                                                       2001
                                           First            Second             Third             Fourth
                                          Quarter          Quarter            Quarter           Quarter
                                     -------------------------------------------------------------------------

Revenue                                       $      -          $      -           $      -          $      -

Loss from operations                       (6,296,072)       (6,869,317)        (8,063,401)       (6,662,471)
Net loss                                 $ (5,799,436)     $ (6,302,084)      $ (7,588,410)      $(6,455,738)
Loss per share - basic and diluted          $   (0.14)        $   (0.15)         $   (0.18)        $   (0.15)
Weighted-average common shares
outstanding                                 42,169,642        42,523,462         42,739,635        42,760,695



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Information  concerning  executive officers of the Company that responds to this
Item is incorporated by reference from Item 4A contained in Part 1 of this Form 10-K. The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 ("Exchange Act") and which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Company's directors and executive officers with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

Item 14.  Controls and Procedures

Mr. F. William Capp, the Company's Chief Executive Officer, and Mr. James M. Spiezio, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. Based upon that evaluation, they have concluded that the Company has in place controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.  Financial Statements

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

         (b) Reports on Form 8-K

Form 8-K filed on October 4, 2002 with respect to a Shareholders Rights


         (c )     Exhibits


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

10.1.22           Employment  agreement  dated  December  1, 2001  between  F.  William  Capp and  Beacon  Power
                  Corporation.

10.1.23           Employment  agreement  dated May 6, 2002  between  Matthew  L.  Lazarewicz  and  Beacon  Power
                  Corporation.

10.1.24           Employment  agreement  dated  October 25, 2002  between  William J.  Driscoll and Beacon Power
                  Corporation.

10.1.25           Employment  agreement  dated  October  25, 2002  between  James M.  Spiezio  and Beacon  Power
                  Corporation.

11.1              Statement of  Computation  of Earnings per Share.  (This exhibit has been omitted  because the information is shown in the financial statements or notes thereto.)

12.1     Shareholder  Rights  Agreement dated as of September 25, 2002.  (Incorporated  by reference to Exhibit No.
                  99.1 to the Current Report on Form 8-K of Beacon Power Corporation filed on October 4, 2002)

12.2     Amendment to Shareholder Rights Agreement dated as of December 27, 2002.

23.1              Consent of Deloitte & Touche LLP



                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BEACON POWER CORPORATION

                                   -------------------------------------------
                                       F. William Capp
                                       President and Chief Executive Officer
                                       Date:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                  Date

/s/ F. William Capp     President and Chief Executive Officer,
--------------------    and Director
F. William Capp         (Principal Executive Officer)            March 31, 2003

/s/ James M. Spiezio    Vice President of Finance, Chief Financial
--------------------    Officer, Treasurer and Secretary
James M. Spiezio        (Principal Financial Officer)            March 31, 2003


/s/ Philip J. Deutch
Philip J. Deutch        Director                                 March 31, 2003


/s/ Jack P. Smith
Jack P. Smith           Director                                 March 31, 2003


/s/ Kenneth M. Socha
Kenneth M. Socha        Director                                 March 31, 2003

/s/ William E. Stanton
William E. Stanton      Director                                 March 31, 2003

                                  CERTIFICATION


I, F. William Capp, certify that:


1. I have reviewed this annual report on Form 10-K of Beacon Power Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


                               /s/ F. William Capp
                              -------------------
                                 F. William Capp
                             Chief Executive Officer

                                  CERTIFICATION


I, James M. Spiezio, certify that:


1. I have reviewed this annual report on Form 10-K of Beacon Power Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


                              /s/ James M. Spiezio
                              --------------------
                                James M. Spiezio
                             Chief Financial Officer

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-50260 of Beacon Power Corporation on Form S-8 of our report dated March 7, 2003 appearing in this Annual Report on Form 10-K of Beacon Power Corporation for the year ended December 31, 2002.

/S/ Deloitte & Touche, LLP

Boston, MA
March 28, 2003