Form 10-Q
period 2003-03-31
BEACON POWER CORP
filed 2003-05-06
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                    FORM 10-Q


    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 2003,

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No __X__.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 1, 2003 was 42,815,928.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents


                                                                          Page

PART I.  Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets at March 31, 2003 and
         December 31, 2002.                                                 1

         Unaudited Consolidated Statements of Operations for the
         three months ended March 31, 2003 and 2002 and for the
         Period May 8, 1997 (date of inception) to March 31, 2003.          2

         Unaudited Consolidated Statements of Cash Flows for three
         months ended March 31, 2003 and 2002 and for the Period
         May 8, 1997 (date of inception) to March 31, 2003.                 3

         Notes to Unaudited Consolidated Financial Statements.            6-8

     Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations.                  8-17

     Item 3. Quantitative and Qualitative Disclosures about
         Market Risk                                                       18

     Item 4.  Controls and Procedures                                      18

PART II.  Other Information

     Item 1.  Legal Proceedings                                            19
     Item 2.  Changes in Securities                                        19
     Item 3.  Defaults on Senior Securities                                19
     Item 4.  Submission of Matters to a Vote of Security Holders          19
     Item 5.  Other Information                                            19
     Item 6.  Exhibits, Financial Statements Schedules and Reports
         on Form 8-K                                                       19

Signatures                                                                 20

Certifications                                                          21-22

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                         (Unaudited)
                                                                          March 31,              December 31,
                                                                             2003                    2002
                                                                    ----------------------- -----------------------
Assets
Current assets:
   Cash and cash equivalents                                               $    16,086,635         $    18,221,766
   Prepaid expenses and other current assets                                     1,328,829               1,775,455
   Assets held for sale                                                             53,715                  53,715
                                                                    ----------------------- -----------------------
      Total current assets                                                      17,469,179              20,050,936

Property and equipment, net (Note 3)                                               442,612                 562,929
Other assets                                                                       438,944                 291,901
                                                                    ----------------------- -----------------------

Total assets                                                               $    18,350,735         $    20,905,766
                                                                    ======================= =======================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                         $      147,520           $      77,326
   Accrued compensation and benefits                                               153,668                 226,623
   Other accrued expenses                                                          415,886                 576,881
   Restructuring reserve                                                         1,663,851               1,749,738
   Current portion of capital lease obligations                                    124,028                 200,041
                                                                    ----------------------- -----------------------
      Total current liabilities                                                  2,504,953               2,830,609

Commitments (Note 4)

Stockholders' equity:
   Preferred Stock, $.01 par value; 10,000,000 shares authorized
   no shares issued or outstanding                                                       -                       -
   Common stock, $.01 par value; 110,000,000 shares authorized;
   42,812,897 shares issued and outstanding at March 31, 2003
   and December 31, 2002                                                           428,129                 428,129
   Deferred stock compensation                                                    (14,314)                (18,413)
   Additional paid-in-capital                                                  132,746,426             132,750,525
   Deficit accumulated during the development stage                          (117,214,799)           (114,985,424)
   Less: treasury stock, at cost                                                  (99,660)                (99,660)
                                                                    ----------------------- -----------------------
      Total stockholders' equity                                                15,845,782              18,075,157

Total liabilities and stockholders' equity                                 $    18,350,735         $    20,905,766
                                                                    ======================= =======================

                           See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                       Cumulative from
                                                                                           May 8, 1997
                                                                                       (date of inception)
                                                      Three months ended March 31,      through March 31,
                                                        2003               2002               2003
                                                  -----------------  ----------------- --------------------
 Revenue                                                  $      -           $      -         $    551,184

 Operating expenses:
     Selling, general and administrative                 1,218,648          2,035,761           24,341,676
     Research and development                              958,907          3,139,754           47,752,801
     Loss on sales commitments                                   -                  -              375,974
     Depreciation and amortization                          99,689            506,091            3,765,692
     Restructuring charges                                       -                  -            2,159,280
     Loss on impairment of assets                                -                  -            4,297,128
                                                  -----------------  ----------------- --------------------
           Total operating expenses                      2,277,244          5,681,606           82,692,551
                                                  -----------------  ----------------- --------------------

 Loss from operations                                  (2,277,244)        (5,681,606)         (82,141,367)

 Other income (expense):
 Interest income                                            58,039            153,952            3,620,042
 Interest expense                                          (4,230)           (14,867)          (1,091,220)
 Other expense                                             (5,940)            (8,374)            (596,060)
                                                  -----------------  ----------------- --------------------
     Total other income, net                                47,869            130,711            1,932,762
                                                  -----------------  ----------------- --------------------
 Net loss                                              (2,229,375)        (5,550,895)         (80,208,605)

 Preferred stock dividends                                       -                  -         (36,825,680)
 Accretion of convertible preferred stock                        -                  -            (113,014)
                                                  -----------------  ----------------- --------------------
 Loss to common shareholders                         $ (2,229,375)      $ (5,550,895)       $(117,147,299)
                                                  =================  ================= ====================

 Loss per share, basic and diluted                        $ (0.05)           $ (0.13)
                                                  =================  =================
 Weighted-average common shares outstanding             42,812,897         42,770,856
                                                  =================  =================

                           See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                    Cumulative from
                                                                                                      May 8, 1997
                                                                                                  (date of inception)
                                                                 Three months ended March 31,        through March
                                                                     2003             2002             31, 2003
                                                              ---------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                       $ (2,229,375)    $ (5,550,895)       $ (80,208,605)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                     99,689          506,091            3,765,692
        Loss on sale of fixed assets                                           -                -              170,868
        Gain on sale of fixed assets                                     (5,693)                -              (5,693)
        Impairment of assets                                                   -                -            4,297,128
        Restructuring charge net of expenses paid                       (85,887)                -            1,663,851
        Reserve for officers note                                          5,940                -              434,338
        Interest expense relating to issuance of warrants                      -                -              371,000
        Non-cash charge for change in option terms                             -                -              346,591
        Non-cash charge for settlement of lawsuit                              -                -              303,160
        Amortization of deferred consulting expense, net                       -                -            1,160,784
        Amortization of deferred stock compensation                            -           10,820            1,290,253
        Warrants issued for consulting services                                -                -            1,569,366
        Accrued loss on sales commitments                                      -                -              375,974
        Services and interest expense paid in preferred stock                  -                -               11,485
    Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                        440,686           86,544          (1,862,827)
        Accounts payable                                                  70,194        (435,416)              147,520
        Accrued compensation and benefits                               (72,955)         (81,875)              153,668
        Accrued interest                                                       -                -              275,560
        Due to related party                                                   -         (35,532)                    -
        Accrued loss on sales commitments                                      -                -            (375,974)
        Other accrued expenses and current liabilities                 (160,995)        (233,280)              424,556
                                                              ---------------------------------------------------------

        Net cash used in operating activities                        (1,938,396)      (5,733,543)         (65,691,305)

Cash flows from investing activities:
    Increase in other assets                                           (149,600)         (13,029)            (324,818)
    Purchases of property and equipment                                        -         (89,045)          (8,413,715)
    Sale of property and equipment                                        28,878                -               28,878
                                                              ---------------------------------------------------------

        Net cash used in investing activities                          (120,722)        (102,074)          (8,709,655)

Cash flows from financing activities:
    Initial public stock offering, net of expenses                             -                -           49,341,537
    Payment of dividends                                                       -                -          (1,159,373)
    Shares issued under employee stock purchase plan                           -                -              123,249
    Exercise of employee stock options                                         -                -            1,175,670
    Issuance of preferred stock                                                -                -           32,868,028
    Repayment of subscription receivable                                       -                -            5,000,000
    Proceeds from capital leases                                               -                -              495,851
    Payments on capital leases                                          (76,013)         (96,201)            (907,367)
    Proceeds from notes payable issued to investors                            -                -            3,550,000
                                                              ---------------------------------------------------------

        Net cash (used) provided by financing activities                (76,013)         (96,201)           90,487,595

(Decrease) increase in cash and cash equivalents                     (2,135,131)      (5,931,818)           16,086,635

Cash and cash equivalents, beginning of period                        18,221,766       34,601,585                    -
                                                              ---------------------------------------------------------

Cash and cash equivalents, end of period                            $ 16,086,635     $ 28,669,767        $  16,086,635
                                                              =========================================================

Supplemental disclosure of non-cash transactions:
    Cash paid for interest                                             $   4,230        $  20,957         $    485,656
                                                              =========================================================
    Cash paid for taxes                                                $   4,456        $  17,156          $    30,256
                                                              =========================================================
    Assets acquired through capital lease                                $     -          $     -         $    535,445
                                                              =========================================================

                           See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. The Corporation, and its subsidiary (collectively "Beacon" or "the Company") designs, develops, configures and offers for sale, power systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party solutions for a number of potential applications. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources and does not have a segmented structure dictated by product lines, geography or customer type. However, the Company has segmented the potential markets for its products into three broad categories: high-energy, high-power uninterruptible power systems (UPS), and high-power distributed generation and utility power grid energy storage systems.

Operations. The Company has experienced net losses since its inception and, as of March 31, 2003, had an accumulated deficit of approximately $117.1 million. We are presently analyzing markets for our current and contemplated flywheel systems and electronic products in terms of their size and growth potential, competitive advantages that our products could provide and probable penetration we could achieve. If we identify markets in which we believe our products will be successful, and those markets express a tangible interest in our products, we may not have sufficient cash available to complete prototype development and production of our products unless we raise additional equity, or obtain debt financing. We have taken significant actions over the last eighteen months to reduce our expenditures for product development, infrastructure and production readiness. Our headcount, development spending and capital expenditures have been significantly reduced. We have continued the preliminary design and development of potential products for markets under consideration and with specific approval by the Company's Board of Directors limited component development by our vendors may be authorized. However, we will not make the additional expenditures that would be required for prototype development or production capabilities until we have defined the specific markets to be served and the marketplace has expressed tangible interest.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2002.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2002. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K.

Note 3.  Property and Equipment

Property and equipment consist of the following:

                                                       Estimated
                                                         Useful       March 31,        December 31,
                                                         Lives           2003              2002
                                                      -------------------------------------------------
Machinery and equipment                                 5 years          $ 1,991,381       $ 1,998,631
Service vehicles                                        5 years               63,792            63,792
Furniture and fixtures                                  7 years              686,572           717,293
Office equipment                                        3 years            1,908,500         1,914,195
Leasehold improvements                                 Lease term          2,072,577         2,072,577
Equipment under capital lease obligations              Lease term          1,008,985         1,081,726
                                                                  -------------------------------------

     Total                                                               $ 7,731,807       $ 7,848,214

Less accumulated depreciation and amortization                           (3,005,683)       (2,996,079)
                                                                  -------------------------------------

     Property and equipment, before impairment                           $ 4,726,124       $ 4,852,135
                                                                  -------------------------------------

Less Impairment Reserve                                                  (4,283,512)       (4,289,206)
                                                                  -------------------------------------

     Property and equipment, net                                          $  442,612        $  562,929
                                                                  =====================================


Note 4.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has various operating leases for certain office and manufacturing equipment expiring through December 2003. Under the terms of the facility lease, the Company provided the lessor with an irrevocable letter of credit. At March 31, 2003 the balance of the letter of credit totaled $355,232. A cash deposit secures this letter of credit.

On March 24, 2003, the Company announced that it had committed to invest $1,000,000 in the Series A Preferred Stock of Evergreen Solar, Inc., a public company which specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment will be part of a larger financing provided by several investors and will be made on the same terms as the other investors in this financing, except that the Company will also be permitted to purchase a three-year warrant for $100,000 that is exercisable for 2,400,000 shares of Evergreen's common stock.

Note 5.  Common Stock

Reserved Shares. At March 31, 2003 and December 31, 2002, 13,684,392 and 14,493,238 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants, respectively.


Note 6.  Related Party Transactions

Advance to Officers. During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through March 31, 2003, the Company has collected approximately $317,000 in payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $62,000 at March 31, 2003 is included in prepaid and other assets in the accompanying consolidated balance sheet.

Note 7. Restructuring Charges

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

A summary of the restructuring reserves is as follows:

                                                       Facility related        Asset impairment
Beginning balance at December 31, 2002                      $ 1,749,738             $ 4,289,206
Charges for the period                                                -                       -
Other                                                                 -                 (5,694)
Payments                                                       (85,887)                       -
                                                ------------------------------------------------
Ending balance at March 31, 2003                            $ 1,663,851             $ 4,283,512
                                                ================================================

Note 8.  Stock-Based Compensation

In 2002 the company implemented FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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


                                                      Three months ended           Three months ended
                                                        March 31, 2003               March 31, 2002
                                                   --------------------------------------------------------

Net loss to common shareholders as reported                     $(2,229,375)                  $(5,550,895)
Pro forma compensation expense                                             -                       361,993
                                                   --------------------------  ----------------------------
Net loss--pro forma                                             $(2,229,375)                  $(5,912,888)
Loss per share--as reported                                       $   (0.05)                    $   (0.13)
Loss per share--pro forma                                         $   (0.05)                    $   (0.14)

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

Overview

The Corporation, and its subsidiary (collectively "Beacon" or "the Company") designs, develops, configures and offers for sale, power systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party solutions for a number of potential applications. The Company has segmented the potential markets for its products into three broad categories: high-energy, high-power uninterruptible power systems (UPS) and high-power distributed generation and utility power grid energy storage systems. We have available for sale several high-energy products that deliver a low level of power over a long period of time (typically measured in hours). These products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. We also have UPS products available for sale to provide short-term (typically measured in seconds) power until a generator or other long-term power source can be activated for commercial and industrial facilities that are high-power applications. Additionally, we are developing a new high-energy product for potential applications in the renewable energy market for both photovoltaic and wind turbine uses.

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

From  our  inception   through  March  31,  2003  we  have  incurred  losses  of
approximately $117.1 million. We do not expect to become profitable or obtain positive cash flow before 2006 and may not achieve positive cash flow even at that point or beyond. Also, our losses and uses of cash may fluctuate significantly from quarter to quarter as our costs of development, production and marketing fluctuate and we make investments that we consider strategic.



Results of operations:

Comparison of three months ended March 31, 2003 and 2002

Revenues. We are evaluating markets for our current products and other future products but we did not recognize revenues for the three months ended March 31, 2003 or 2002. Prior to the fourth quarter of 2000, we recorded revenues as a result of development contracts with government entities focused on the design of flywheel technologies. We have placed several development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. During 2001, we increased our sales and marketing effort by hiring five sales persons and initiating several marketing research efforts to help us find markets for our current and future products. We continue to rely on engineering personnel to provide technical specifications and product overviews to our potential customer base. Our general and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance costs and travel. Selling, general and administrative expenses totaled approximately $1,219,000 and $2,036,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease of approximately $817,000 is primarily the result of a reduction in headcount.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, manufacturing and support staff, as well as materials and supplies used in the engineering design process. These costs were reduced significantly during 2002 as we reduced our headcount on March 12 and July 19, 2002.While we do not expect to incur any significant additional costs for our existing products, we do expect to incur significant costs for the development of prototypes for new products and staffing the manufacturing function and establishing required processes for commercial production of our products. We will begin prototype development and establishing production capabilities after we have defined the specific markets to be served and the marketplace has expressed tangible interest. While we will continue to design new high-powered products, we expect our cost of research and development in 2003 to be reduced compared to 2002. Research and development expenses totaled approximately $959,000 and $3,140,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease of $2,181,000 is primarily the result of lower headcount and lower development costs in 2003 compared to 2002 as we perform limited development while working to identify markets for our products.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. We also have intellectual property in the form of a patent on our vacuum system that we began to amortize in 2002. Depreciation and amortization totaled approximately $100,000 and $506,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease of $406,000 is attributable to the decrease in the remaining net book values of our assets.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand partially offset by interest expense associated with our capital leases. Our interest income for the three months ended March 31, 2003 was approximately $58,000, compared to $154,000 for the same period in 2002. The decrease in 2003 compared to the prior year is the result of lower cash balances and lower interest rates.

Interest expense decreased to approximately $4,000 for the three months ended March 31, 2003 from approximately $15,000 for the same period in 2001. Interest expense relates to assets leased under capital leases.

Other expense of approximately $6,000 for the three months ended March 31, 2002 relates to the write-off of capitalized interest on the reserved loan of our former CEO.

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

Net cash used in operating activities was approximately ($1,938,000) and ($5,734,000) for the three months ended March 31, 2003 and 2002, respectively. The primary component to the negative cash flow from operations is from net losses. For the first three months of 2003, we had a net loss of approximately ($2,229,000). This included non-cash charges of approximately $6,000 for the reserve of interest capitalized on a reserved note due from our former CEO, facility related cash payments charged against restructuring reserves of approximately ($86,000), gain on the sale of assets of ($6,000) and depreciation and amortization of approximately $100,000. Changes in operating assets and liabilities generated approximately $277,000 of cash during the first three months of 2003. The primary components were increases in accounts payable of approximately $70,000, and decreases in prepaid expenses of approximately $441,000. These were offset by accrued expenses and other current liabilities of approximately ($161,000) and accrued compensation and benefits of approximately ($73,000). For the first three months of 2002, we had a net loss of approximately ($5,551,000). This included non-cash charges of approximately $11,000 for amortization of deferred stock compensation and depreciation and amortization of approximately $506,000. Changes in operating assets and liabilities used approximately ($699,000) of cash during the first three months of 2002. The primary components were decreases in accounts payable of approximately ($435,000), accrued expenses and other current liabilities of approximately ($233,000), accrued compensation and benefits of approximately ($82,000) and amount due to a related party of ($36,000). These were offset by a decrease of approximately $87,000 for prepaid expenses and other current assets.

Net cash used in investing activities was approximately ($121,000) and ($102,000) for the three months ended March 31, 2003 and 2002, respectively. The principal uses of cash during the first three months of 2003 were related to increases in other assets totaling ($150,000) and the principal sources of cash were from the sale of certain impaired machinery and equipment of the company of approximately $29,000. The principal uses of cash during the first three months of 2002 were related to purchases of machinery and equipment totaling approximately ($89,000) and an increase in other assets of ($13,000.)

Net cash used by financing activities was approximately ($76,000) and ($96,000) for the three months ended March 31, 2003 and 2002, respectively. For the first three months of 2003 and 2002 the cash used for financing activities all related to repayment of capital leases.

Based on our operating baseline, which includes the cash flow benefits of our significantly reduced headcount, development spending and capital expenditures, we believe that our cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs through 2004. However, this belief assumes no expenditures for prototype development or production capabilities, which would require significant amounts of cash. In the event that we are not able to obtain development contracts from customers to fund prototype development, these expenditures will significantly reduce the number of months our cash and cash equivalents and future cash flow from operations will satisfy our working capital needs. In as much as we do not expect to become profitable or cash flow positive until 2006, our ability to continue as a going concern will depend on our being able to raise additional capital. We may not be able to raise this capital at all, or if we are able to do so, it may be on terms that are extremely dilutive to our shareholders.

Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

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

     See "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2006.

     We have incurred net losses to common shareholders and negative cash flows since our inception in May 1997. We had net losses to common shareholders of approximately ($20,839,000) in 2002, ($26,146,000) in 2001,
     ($53,279,000)  in 2000 and ($6,630,000) in 1999. Since our inception in May
     1997, we have had net losses to common shareholders totaling ($117,147,299). We expect to continue to incur net losses through 2006. Although we are looking for additional ways to economize and reduce costs, our efforts may prove even more expensive than we anticipate. Our revenue must grow substantially if we are to offset these higher expenses and become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than one year, may expose us to interest rate risk. At March 31, 2003, we had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at March 31, 2003, we had approximately $1,013,000 of cash equivalents that were held in interest bearing checking accounts and $15,013,000 invested in interest-bearing money market accounts. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $26,000, which we do not believe is material.

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

From November 16, 2000 to March 31, 2003, we spent approximately $9.8 million for inventory and materials used in research and development and $7.2 million for property and equipment, including the build-out of our facility at 234 Ballardvale Street in Wilmington, MA. In addition, we spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of our initial public offering. We have spent approximately $33 million for other working capital needs. In addition to the above, we advanced funds totaling approximately $785,000 to three officers of the Company. The officers have repaid approximately $317,000 of these advances through March 31, 2003. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $62,000 at March 31, 2003 is included in prepaid and other assets in the accompanying consolidated balance sheet. Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) None

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BEACON POWER CORPORATION

            Date:  May 6, 2003         By:  /s/ F. William Capp
                                            -------------------
                                            F. William Capp
                                            President and Chief Executive
                                            Officer


                   May 6, 2003              /s/ James M. Spiezio
                                            --------------------
                                            James M. Spiezio
                                            Vice President of Finance, Chief
                                            Financial Officer, Treasurer and
                                            Secretary (Principal Financial
                                            Officer)

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

Date: May 6, 2003


                                       /s/ F. William Capp
                                       ---------------------------
                                       F. William Capp
                                       Chief Executive Officer

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

Date: May 6, 2003

                                       /s/ James M. Spiezio
                                       -------------------------
                                       James M. Spiezio
                                       Chief Financial Officer