Form 10-Q
period 2003-06-30
BEACON POWER CORP
filed 2003-08-14
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


                [ X ] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003,

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                      (For the transition period from to ).


                            Beacon Power Corporation
             (Exact name of registrant as specified in its charter)



     Delaware                                       04-3372365
     (State or other jurisdiction                 (I.R.S. Employer
     incorporation or organization)              Identification No.)


            234 Ballardvale Street
          Wilmington, Massachusetts                 01887-1032
    (Address of principal executive offices)        (Zip code)

                                 (978) 694-9121
              (Registrant's telephone number, including area code)
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No __X__

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 10, 2003 was 42,815,928.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents

                                                                          Page
PART I.  Financial Information

Item 1.  Financial Statements:

  Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.        1

  Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 and for the Period May 8, 1997
    (date of inception) to June 30, 2003.                                    2

  Unaudited Consolidated Statements of Cash Flows for six months ended
    June 30, 2003 and 2002 and for the Period May 8, 1997 (date of
    inception) to June 30, 2003.                                             3

  Notes to Unaudited Consolidated Financial Statements.                    5-9

Item 2.  Management's Discussion and Analysis of Consolidated Financial
         Condition and Results of Operations.                             9-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk          21

       Item 4.  Controls and Procedures                                     21

PART II.  Other Information

     Item 1.  Legal Proceedings                                             22
     Item 2.  Changes in Securities                                         22
     Item 3.  Defaults on Senior Securities                                 22
     Item 4.  Submission of Matters to a Vote of Security Holders           22
     Item 5.  Other Information                                             22
     Item 6.  Exhibits, Financial Statements Schedules and Reports on
                Form 8-K                                                    23

Signatures                                                                  24

Certifications                                                           25-28

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Unaudited)

                                                                          June 30,             December 31,
                                                                            2003                   2002
                                                                    ---------------------  ---------------------
Assets
Current assets:
   Cash and cash equivalents                                              $   13,211,755         $   18,221,766
   Prepaid expenses and other current assets                                     828,585              1,775,455
   Assets held for sale                                                           53,715                 53,715
                                                                    ---------------------  ---------------------
      Total current assets                                                    14,094,055             20,050,936

Property and equipment, net (Note 3)                                             407,981                562,929
Investments (Note 5)                                                           1,296,428                      -
Other assets                                                                     480,232                291,901
                                                                    ---------------------  ---------------------

Total assets                                                              $   16,278,696         $   20,905,766
                                                                    =====================  =====================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $     114,021           $     77,326
   Accrued compensation and benefits                                             269,067                226,623
   Other accrued expenses                                                        421,351                576,881
   Restructuring reserve                                                       1,577,965              1,749,738
   Current portion of capital lease obligations                                   72,369                200,041
                                                                    ---------------------  ---------------------
      Total current liabilities                                                2,454,773              2,830,609

Capital lease obligations, net of current portion                                      -                      -
Commitments (Note 4)

Stockholders' equity:
   Preferred Stock, $.01 par value; 10,000,000 shares authorized
   no shares issued or outstanding                                                     -                      -
   Common stock, $.01 par value; 110,000,000 shares authorized;
   42,815,928 and 42,812,897 shares issued and outstanding at
   June 30, 2003 and December 31, 2002, respectively                             428,159                428,129
   Deferred stock compensation                                                  (14,314)               (18,413)
   Additional paid-in-capital                                                132,746,859            132,750,525
   Other comprehensive income                                                    196,428                      -
   Deficit accumulated during the development stage                        (119,433,549)          (114,985,424)
   Treasury stock, at cost                                                      (99,660)               (99,660)
                                                                    ---------------------  ---------------------
      Total stockholders' equity                                              13,823,923             18,075,157

Total liabilities and stockholders' equity                                $   16,278,696         $   20,905,766
                                                                    =====================  =====================

            See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                               Cumulative from
                                                                                                                   May 8, 1997
                                                                                                               (date of inception)
                                            Three months ended June 30,         Six months ended June 30,       through June 30,
                                               2003             2002              2003             2002               2003
                                          ---------------- ----------------  ---------------- ---------------- --------------------

Revenue                                          $      -         $      -          $      -         $      -         $    551,184

Operating expenses:
   Selling, general and administrative          1,261,019        1,469,986         2,479,668        3,505,747           25,602,695
   Research and development                       952,098        1,770,370         1,911,004        4,910,124           48,704,899
   Loss on sales commitments                            -                -                 -                -              375,974
   Depreciation and amortization                   43,581          506,144           143,270        1,012,235            3,809,273
   Restructuring charges                                -                -                 -                -            2,159,280
   Loss on impairment of assets                         -                -                 -                -            4,297,128
                                          ---------------- ----------------  ---------------- ---------------- --------------------
        Total operating expenses                2,256,698        3,746,500         4,533,942        9,428,106           84,949,249
                                          ---------------- ----------------  ---------------- ---------------- --------------------

Loss from operations                          (2,256,698)      (3,746,500)       (4,533,942)      (9,428,106)         (84,398,065)

Other income (expense):
Interest income                                   43,716          148,786           101,755          302,738            3,663,758
Interest expense                                  (1,757)         (13,320)           (5,987)         (28,187)          (1,092,977)
Other expense                                     (4,011)        (426,150)           (9,951)        (434,524)            (600,071)
                                          ---------------- ----------------  ---------------- ---------------- --------------------
   Total other income (expense), net               37,948        (290,684)            85,817        (159,973)            1,970,710
                                          ---------------- ----------------  ---------------- ---------------- --------------------
Net loss                                      (2,218,750)      (4,037,184)       (4,448,125)      (9,588,079)         (82,427,355)

Preferred stock dividends                               -                -                 -                -         (36,825,680)
Accretion of convertible preferred stock                -                -                 -                -            (113,014)
                                          ---------------- ----------------  ---------------- ---------------- --------------------
Loss to common shareholders                 $ (2,218,750)    $ (4,037,184)     $ (4,448,125)    $ (9,588,079)       $(119,366,049)
                                          ================ ================  ================ ================ ====================

Loss per share, basic and diluted               $  (0.05)        $  (0.09)         $  (0.10)        $  (0.22)
                                          ================ ================  ================ ================
Weighted-average common shares outstanding     42,814,929       42,795,821        42,813,918       42,783,407
                                          ================ ================  ================ ================

            See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 Cumulative from
                                                                                                   May 8, 1997
                                                                                               (date of inception)
                                                                 Six months ended June 30,        through June
                                                                    2003            2002            30, 2003
                                                              ------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                     $ (4,448,125)   $ (9,588,079)      $  (82,427,355)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                  143,270       1,012,235            3,809,273
        Loss on sale of fixed assets                                         -               -              170,868
        Gain on sale of fixed assets                                   (6,276)               -              (6,276)
        Impairment of assets                                                 -               -            4,297,128
        Restructuring charge net of expenses paid                    (171,773)               -            1,577,965
        Reserve for officers note                                        9,951         426,149              438,349
        Interest expense relating to issuance of warrants                    -               -              371,000
        Non-cash charge for change in option terms                           -               -              346,591
        Non-cash charge for settlement of lawsuit                            -               -              303,160
        Amortization of deferred consulting expense, net                     -               -            1,160,784
        Amortization of deferred stock compensation                          -          19,294            1,290,253
        Warrants issued for consulting services                              -               -            1,569,366
        Services and interest expense paid in preferred stock                -               -               11,485
    Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                      936,919         164,570          (1,366,594)
        Accounts payable                                                36,695       (824,017)              114,021
        Accrued compensation and benefits                               42,444       (434,703)              269,067
        Accrued interest                                                     -               -              275,560
        Due to related party                                                 -        (35,532)                    -
        Other accrued expenses and current liabilities               (155,530)       (301,484)              430,021
                                                              ------------------------------------------------------

        Net cash used in operating activities                      (3,612,425)     (9,561,567)         (67,365,334)

Cash flows from investing activities:
    Purchase of investments                                        (1,100,000)               -          (1,100,000)
    Increase in other assets                                         (194,102)        (81,700)            (369,320)
    Purchases of property and equipment                                (5,916)       (293,454)          (8,419,631)
    Sale of property and equipment                                      29,641               -               29,641
                                                              ------------------------------------------------------

        Net cash used in investing activities                      (1,270,377)       (375,154)          (9,859,310)

Cash flows from financing activities:
    Initial public stock offering, net of expenses                           -               -           49,341,537
    Payment of dividends                                                     -               -          (1,159,373)
    Shares issued under employee stock purchase plan                       463          12,765              123,712
    Exercise of employee stock options                                       -               -            1,175,670
    Issuance of preferred stock                                              -               -           32,868,028
    Repayment of subscription receivable                                     -               -            5,000,000
    Proceeds from capital leases                                             -               -              495,851
    Repayment of capital leases                                      (127,672)       (180,492)            (959,026)
    Proceeds from notes payable issued to investors                          -               -            3,550,000
                                                              ------------------------------------------------------

        Net cash (used) provided by financing activities             (127,209)       (167,727)           90,436,399

(Decrease) increase in cash and cash equivalents                   (5,010,011)    (10,104,448)           13,211,755

Cash and cash equivalents, beginning of period                      18,221,766      34,601,585                    -
                                                              ------------------------------------------------------

Cash and cash equivalents, end of period                          $ 13,211,755    $ 24,497,137        $  13,211,755
                                                              ======================================================

Supplemental disclosure of non--cash transactions:
    Cash paid for interest                                            $  6,000       $  34,000           $  487,426
                                                              ======================================================
    Cash paid for taxes                                               $  4,500       $  17,000           $   30,300
                                                              ======================================================
    Assets acquired through capital lease                               $    -         $     -           $  535,445
                                                              ======================================================

            See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. The Corporation, and its subsidiary (collectively "Beacon" or "the Company") designs, develops, configures and offers for sale, power conversion and energy storage systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party solutions for a number of potential applications. The Company has segmented the potential markets for its products into four broad categories: (1) power conversion systems for renewable applications (such as the recently introduced M5 product) (2) high energy flywheel-based energy storage systems for telecom and renewable energy applications, (3) flywheel-based high-power and energy systems for utility and distributed generation (specifically frequency and voltage regulation) applications, and (4) high-power uninterruptible flywheel-based power systems
(UPS) for both short (12-30 sec) and long (5-15 min) duration applications.

The Company believes its near-term opportunities are in the development and marketing of its M5 Power Conditioning System based on recently acquired intellectual property. This system converts DC power generated by renewable sources from solar or wind to the AC power required by residential and commercial users. The Company expects to have commercial sales of its M5 Power Conditioning System for solar applications by the end of this year.

The Company believes that its next generation high-energy 25kWh flywheel product, which is based on existing field proven products, will be well suited for renewable energy uses in both photovoltaic and wind turbine applications as well as telecom energy storage. The Company believes that its current and anticipated flywheel-based products offer life-cycle cost advantages and significant performance improvements over conventional, battery-based back-up power and UPS systems. The Company will not make significant expenditures beyond the design level for this product until those markets express a tangible interest in its products.

In the area of utility grid and distributed generation applications, the Company believes grid frequency regulation represents the most promising opportunity for its flywheel technology. Transmission and distribution reliability and efficiency are dependent on frequency control of the grid. Frequency imbalances occur when generators cannot follow load changes quickly enough. The Company believes that a "Smart Energy Matrix", an array of high power / high-energy flywheels, can provide this service at costs that would be attractive to customers. However, the Company will not make significant expenditures beyond the design level for this product until those markets express a tangible interest in its products.

Of the four market categories outlined above, only the power conversion systems for renewable applications is proceeding to production. Although the Company has designs for flywheel-based solutions for a number of applications, we would need to complete the development and test phase prior to the beginning of actual production. It is uncertain if or to what extent the remaining segments of our potential business will materialize. The Company will not make significant expenditures beyond the design level until it has identified markets in which its products will be successful, and those markets express a tangible interest in its products. The Company may not have sufficient cash available to complete prototype development and production of products unless additional equity or debt financing is available.

Because the Company has not yet generated a significant amount of revenue from its operations, it is continuing to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations. The Company has experienced net losses since its inception and, as of June 30, 2003, had an accumulated deficit of approximately $119.4 million. The Company's business strategy is to create near-term revenues and gross margins from the sale of solar power inverters, while building a reputation for excellent performance from its equipment and its sales and service organization. The Company will then use the relationships it is developing to gain market access for the Company's future products for the renewable energy industry. For the Company's current and contemplated flywheel-based systems, it is continuing to evaluate products in terms of the market size and growth potential, competitive advantages that its products could provide and probable market penetration. The Company will not make the additional expenditures that would be required for prototype development or production capabilities until it has defined the specific markets to be served and the marketplace has expressed tangible interest. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in its products, the Company may not have sufficient cash available to complete prototype development and production of its products unless additional equity or debt financing is available.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2002.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2002. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K.

Note 3.  Property and Equipment

Property and equipment consist of the following:

                                                     Estimated
                                                       Useful       June 30,        December 31,
                                                       Lives          2003              2002
                                                    -------------------------------------------------
Machinery and equipment                               5 years         $1,996,259          $1,998,631
Service vehicles                                      5 years             63,792              63,792
Furniture and fixtures                                7 years            686,572             717,293
Office equipment                                      3 years          1,908,500           1,914,195
Leasehold improvements                               Lease term        2,072,577           2,072,577
Equipment under capital lease obligations            Lease term        1,008,985           1,081,726
                                                                -------------------------------------

     Total                                                            $7,736,685          $7,848,214

Less accumulated depreciation and amortization                       (3,045,775)         (2,996,079)
                                                                -------------------------------------

     Property and equipment, before impairment                        $4,690,910          $4,852,135
                                                                -------------------------------------

Less Impairment Reserve                                              (4,282,929)         (4,289,206)
                                                                -------------------------------------

     Property and equipment, net                                       $ 407,981           $ 562,929
                                                                =====================================


Note 4.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has various operating short-term leases for certain office and manufacturing equipment expiring through December 2003. Under the terms of the facility lease, the Company provided the lessor with an irrevocable letter of credit. At June 30, 2003 the balance of the letter of credit totaled $355,232. A cash deposit secures this letter of credit.


Note 5.  Investments

On May 12, 2003, the Company, as part of a larger financing with other investors, made an investment of $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a Nasdaq traded, public company that specializes in renewable energy systems manufacturing. The equivalent share price for this investment was $1.12. This investment was made for the potential market valuation gains of this recognized market leader in photovoltaic systems; to develop a strategic relationship with that company and further demonstrate our commitment to renewable energy that began with our announcement of our intention to provide inverters for photovoltaic and wind turbine applications. This investment was made on the same terms as the other investors in this financing. In addition, the Company also purchased for $100,000, a three-year warrant that is exercisable for 2,400,000 shares of Evergreen's common stock at $3.37 per share.

This investment in equity securities is classified as available for sale and is, therefore, carried on the balance sheet at fair market value, with changes in carrying value being recorded in Accumulated Other Comprehensive Income/(Loss) until the investments are sold, in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Fair market value is determined using period-end sales prices on U.S. or foreign stock exchanges.


Note 6.  Common Stock

Reserved Shares. At June 30, 2003 and December 31, 2002, 13,595,240 and 14,493,238 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants, respectively.

Note 7.  Related Party Transactions

Advance to Officers. During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of the Company's common stock and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through June 30, 2003, the Company has collected approximately $323,000 in payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. This loan, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $55,000 at June 30, 2003 is included in prepaid and other assets in the accompanying consolidated balance sheet.

Note 8. Restructuring Charges

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

A summary of the restructuring reserves is as follows:

                                                       Facility related        Asset impairment
Beginning balance at December 31, 2002                      $ 1,749,738             $ 4,289,206
Charges for the period                                                -                       -
Other                                                                 -                 (6,277)
Payments                                                      (171,773)                       -
                                                ------------------------------------------------
Ending balance at June 30, 2003                             $ 1,577,965             $ 4,282,929
                                                ================================================

Note 9.  Stock-Based Compensation

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

                                              Three months ended    Three months ended     Six months ended      Six months ended
                                                   30-Jun-03             30-Jun-02             30-Jun-03             30-Jun-02


Net loss to common shareholders as reported          ($2,218,750)          ($4,037,184)          ($4,251,696)          ($9,588,079)

Pro forma compensation expense                            114,330               825,472               223,000             1,650,944
Net loss--pro forma                                  ($2,333,080)          ($4,862,656)          ($4,474,696)         ($11,239,023)
Loss per share--as reported                               ($0.05)               ($0.09)               ($0.10)               ($0.22)
Loss per share--pro forma                                 ($0.05)               ($0.11)               ($0.10)               ($0.26)


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

Overview

The Company designs, develops, configures and offers for sale, power conversion and energy storage systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party solutions for a number of potential applications. The Company has segmented the potential markets for its products into three broad categories: (1) low power conversion systems (also known as inverters) and low power, high energy flywheel-based energy storage systems for renewable energy applications, (2) flywheel-based high-power and energy systems for utility and distributed generation (specifically frequency and voltage regulation) applications, and (3) high-power uninterruptible flywheel-based power systems (UPS) for both short (12-30 sec) and long (5-15 min) duration applications.

The Company believes its near-term opportunities are in the development and marketing of its M5 Power Conditioning System and similar systems for renewable energy applications in both photovoltaic and wind turbine systems. These systems convert DC power generated by renewable sources from solar or wind to the AC power required by residential and commercial users. The Company successfully acquired the intellectual property of Advanced Energy Systems (AES) in March of 2003, and immediately started a process of evaluating the design of the former AES MM-5000 inverter. The Company has now reviewed both the software and hardware of the MM-5000 product, and has made design improvements that are being incorporated into its M5 Power Conditioning System that will be introduced into the solar power marketplace this fall. The Company expects to have commercial sales of its M5 Power Conditioning System by the end of this year.

The Company's business strategy is to create immediate revenues and gross margins with the M5 Power Conditioning System while building a reputation for excellence from the performance of its equipment and from its sales and service organization. The Company has hired key personnel from AES in the sales and service area, and is developing a training and certification program to insure the highest reliability in its equipment being installed. The Company will then use the relationships it is developing to gain market access for the Company's future products for the renewable energy industry.

The Company also believes that its next generation high-energy 25kWh flywheel product, which is based on existing field proven products, will be well suited for renewable energy uses in both photovoltaic and wind turbine applications as well as telecom energy storage. The Company's flywheel-based storage systems are an alternative to the battery storage used today, and offer a number of advantages in comparison to batteries. These performance advantages include improved certainty of operations, more reliable monitoring, higher reliability, significantly longer life, improved recharging capability, significantly reduced scheduled maintenance, greater environmental friendliness and favorable life-cycle costs. The near-term telecom market has not led to orders due to customer preferences for first-cost comparisons over longer life-cycle costs. It is uncertain when or to what extent this segment of our potential business will materialize. However, the Company believes that customers in the renewable energy market are more likely to purchase products on a life-cycle cost basis and therefore represent the more immediate potential for orders. However, the Company will not make significant expenditures beyond the design level for this product until those markets express a tangible interest in its products.


The Company believes that it may have long-term opportunities for growth in flywheel-based high-power and energy systems for utility and distributed generation (specifically frequency and voltage regulation) applications, and high-power uninterruptible flywheel-based power systems (UPS) for both short (12-30 sec) and long (5-15 min) duration applications.

In the area of utility grid and distributed generation applications, the Company believes grid frequency regulation represents the most promising opportunity for its flywheel technology. Transmission and distribution reliability and efficiency are dependent on frequency control of the grid. Frequency imbalances occur when generators cannot follow load changes quickly enough. Today, this control is done by cycling generator output to match the constantly changing load. This cycling has a negative impact on generator life, and results in additional maintenance costs for the generators that provide this service. The Company believes that a "Smart Energy Matrix", an array of high-power / high-energy flywheels, can provide this service without incurring the high maintenance costs of generators. The Company's matrix design would provide a significant amount of stored energy (one megawatt for 15 minutes) to address a requirement of every utility system; that of maintaining a constant frequency alternating current. Frequency regulation is unique among the ancillary services that are sold into Regional Transmission Operators such as PJM in that it is nominally a zero energy service; the down regulation and up regulation are close to being in balance. Because this is the case, frequency regulation appears to be especially well suited to the characteristics of the Company's matrix design. The Company believes that today, no other energy storage system exists that can cost effectively offer the combination of required cyclic life, fast response, ease of connecting to the grid, and simple operation. At today's prices for frequency regulation services, the Company has concluded that its matrix design could result in very attractive financial returns. The Company believes its Smart Energy Matrix can be introduced using today's market mechanisms to participate directly as an independent regulation service provider. This approach bypasses the traditionally long adoption period of new technology by the utility industry. The Company is seeking appropriate partners to fund and demonstrate this potential application. The Company will not make significant expenditures beyond the design level for this product until it has formed a partner relationship.

For UPS applications, the Company believes that its current and anticipated flywheel-based products offer life-cycle cost advantages and significant performance advantages over conventional, battery-based back-up power and UPS systems. Users of electricity can experience significant losses in their operations if their electricity supply is partially or wholly interrupted, such as by sags, surges and temporary interruptions. The highest level of power quality required for today's sophisticated electronic and industrial applications requires an uninterruptible power system (UPS) close to the place of use. Today's UPS systems typically use short duration (12-30 sec) energy storage to start fast responding diesel generators. The Company offers such a product today through its relationship with other companies. In addition, the Company's unique smart energy matrix design for high energy flywheels could deliver power for up to 15 minutes ride through and provide excellent load following for the slower responding natural gas generators and gas turbines. Again, the Company will not make significant expenditures beyond the design level for this product until those markets express a tangible interest in its products.

Of the four market categories outlined above, only the power conversion systems for renewable systems is proceeding to production. Although the Company has designs for flywheel-based solutions for a number of applications, the Company would need to complete the development and test phase prior to the beginning of actual production. It is uncertain if or to what extent the remaining segments of our potential business will materialize. The Company will not make significant expenditures beyond the design level until it has identified markets in which its products will be successful, and those markets express a tangible interest in our products. The Company may not have sufficient cash available to complete prototype development and production of products unless additional equity or debt financing is available.

The Company is marketing its M5 Power Conditioning System in the photovoltaic market and expects to begin shipments in the fourth quarter of this year. In addition, the Company has available for sale high-energy products that deliver a low level of power over a long period of time (typically measured in hours). These products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company also has UPS products available for sale to provide short-term (typically measured in seconds) power until a generator or other long-term power source can be activated for commercial and industrial facilities that are high-power applications. Additionally, the Company has designed a high-energy product (25kWh) for potential applications in the renewable energy market for both photovoltaic and wind turbine uses. The Company may not have sufficient cash available to complete prototype development and production of products unless we raise additional equity or obtain debt financing.

From its inception through June 30, 2003 the Company has incurred losses of approximately $119.4 million. The Company does not expect to become profitable or obtain positive cash flow before 2006 and may not achieve positive cash flow even at that point or beyond. Also, the Company's losses and uses of cash may fluctuate significantly from quarter to quarter as its costs of development, production and marketing fluctuate. In addition, the Company may make investments that it consider strategic.

Results of operations:

Comparison of three months ended June 30, 2003 and 2002

Revenues. The Company continues to evaluate markets for its current products and other future products but did not recognize revenues for the three months ended June 30, 2003 or 2002

Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for our sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance costs and travel. Selling, general and administrative expenses totaled approximately $1,261,000 and $1,470,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease of approximately $209,000 or 14.2% is primarily the result of a reduction in headcount.

Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process. These costs were reduced significantly during 2002 as the Company reduced its headcount on March 12 and July 19, 2002. The Company is incurring costs for emerging inverter product development but is not doing significant development work on its flywheel family of products. While the Company does not expect to incur any significant additional development costs for its existing flywheel or inverter products, it may incur significant costs for the development of new flywheel design prototypes or staffing the manufacturing function and establishing required processes for commercial production of its products. The Company will begin prototype development and establishing production capabilities only after it has defined the specific markets to be served and the marketplace has expressed tangible interest. While the Company will continue to undertake modest design efforts on new high-powered flywheel products, it expects its cost of research and development in 2003 to be reduced compared to 2002. Research and development expenses totaled approximately $952,000 and $1,770,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease of $818,000 or 46.2% is primarily the result of lower headcount and lower development costs in 2003 compared to 2002 as the Company performs limited development work while working to identify markets for our flywheel products.

Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. The Company also has intellectual property in the form of a patent on its vacuum system that it began to amortize in 2002. Depreciation and amortization totaled approximately $44,000 and $506,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease of $462,000 or 91.3% is attributable to the decrease in the remaining net book values of our assets.

Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to interest income resulting from cash on hand, partially offset by interest expense associated with its capital leases. Interest income for the three months ended June 30, 2003 was approximately $44,000, compared to $149,000 for the same period in 2002. The decrease in 2003 compared to the prior year is the result of lower cash balances and lower interest rates.

Interest expense decreased to approximately $2,000 for the three months ended June 30, 2003 from approximately $13,000 for the same period in 2002. Interest expense relates to assets leased under capital leases.

Other expense of approximately $4,000 for the three months ended June 30, 2003 relates to the write-off of capitalized interest on the reserved loan of our former CEO.

Liquidity and Capital Resources

The Company's cash requirements depend on many factors, including its research and development activities, continued efforts to commercialize products and additional market development. The Company expects to make significant expenditures to fund its working capital, develop technologies and explore opportunities to find and develop other markets to sell its products. However, the Company has taken significant actions over the last 21 months to reduce its cash expenditures for product development, infrastructure and production readiness. The Company has significantly reduced spending on headcount, development work and capital expenditures. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. The Company has continued to do preliminary design and development of potential products for markets under consideration. The Company is not making expenditures for prototype development or production capabilities until it has defined the specific markets to be served.

Net cash used in operating activities was approximately ($3,612,000) and ($9,562,000) for the six months ended June 30, 2003 and 2002, respectively. The primary component to the negative cash flow from operations is from net losses. For the first six months of 2003, the Company had a net loss of approximately ($4,448,000). This included non-cash charges of approximately $10,000 for the reserve of interest capitalized on a reserved note due from its former CEO, facility related cash payments charged against restructuring reserves of approximately ($172,000), gain on the sale of assets of ($6,000) and depreciation and amortization of approximately $143,000. Changes in operating assets and liabilities generated approximately $861,000 of cash during the first six months of 2003. The primary components were increases in accounts payable and accrued compensation and benefits of approximately $37,000 and 42,000 respectively, and decreases in prepaid expenses of approximately $937,000. These were offset by accrued expenses and other current liabilities of approximately ($156,000). For the first six months of 2002, the Company had a net loss of approximately ($9,588,000). This included non-cash charges of approximately
$1,457,000 including a reserve taken against a note receivable from a former officer of $426,000; approximately $19,000 related to stock options issued for consulting services and depreciation and amortization of approximately
$1,012,000. Changes in operating assets and liabilities used approximately ($1,431,000) of cash during the first six months of 2002. The primary components were a decrease in accounts payable of approximately ($824,000), a decrease in accrued compensation and benefits of approximately ($435,000), a decrease in amounts due to a related party of approximately ($36,000) and a decrease in other accruals and current liabilities of ($301,000), these were offset by a decrease in prepaid expense and other current assets of approximately $165,000.

Net cash used in investing activities was approximately ($1,270,000) and ($375,000) for the six months ended June 30, 2003 and 2002, respectively. The principal uses of cash during the first six months of 2003 were primarily related to the investment in Evergreen Solar of ($1,100,000), increases in other assets totaling ($194,000), purchase of capital equipment of ($6,000) and the principal sources of cash were from the sale of certain impaired machinery and equipment of the Company of approximately $30,000. The principal uses of cash during the first six months of 2002 were related to purchases of machinery and equipment totaling approximately ($293,000) and other assets of ($82,000.)

Net cash used by financing activities was approximately ($127,000) and ($168,000) for the six months ended June 30, 2003 and 2002, respectively. For the first six months of 2003, the cash used for financing activities related to repayment of capital leases of ($128,000), offset by cash proceeds from the employee stock purchase plan of approximately $1,000, and for the first six months of 2002 the cash used for financing activities related to repayment of capital leases of approximately ($181,000) offset by cash proceeds from the employee stock purchase plan of approximately $13,000.

Based on the Company's Business Plan, which includes the cash flow benefits of significantly reduced headcount, development spending and capital expenditures as well as the revenues and margins associated with its emerging inverter electronics business, the Company believes that its cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs through 2004. However, this belief assumes no expenditures for prototype development or production capabilities for flywheel products, which could require significant amounts of cash. In the event that the Company is not able to obtain development contracts from customers to fund prototype development, these expenditures, if made, could significantly reduce the number of months its cash and cash equivalents and future cash flow from operations will satisfy working capital needs. In as much as the Company does not expect to become profitable or cash flow positive until at least 2006, its ability to continue as a going concern will depend on being able to raise additional capital or obtain debt financing. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are extremely dilutive to its shareholders.

Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (filed March 31, 2003), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

The Value Proposition of our Inverter Power Conditioning Systems May Not Be Recognized.

     There can be no assurance that the Company will be able to compete successfully against other suppliers of inverters. To compete successfully the Company must establish the value proposition of its products based upon dependability, operational benefits, and maintenance-free life, or it must develop other strategic alternatives.

We May Not be Able to Establish a Distribution Structure to Sell Our Inverter Power Conditioning Systems.

     The Company expects to market its Power Conditioning Systems through distributor channels. The Company does not have experience in these distribution channels or the photovoltaic markets and may not be successful in establishing adequate channels to market. Even if the Company is able to establish these channels to market there can be no assurances that adequate distribution volumes can be achieved to sustain operations.

We Acquired the Intellectual Properties for the Inverter Power Conditioning Systems from a Company in Bankruptcy and Distributors and Their Retail Customers may not Purchase Our Products.

     The Company purchased the intellectual property that its Inverter Power Conditioning Systems are based on from a company in bankruptcy which had fielded units that are not supported by warranties and in some cases these units are not functioning as expected. While the Company has made the changes to its emerging product to provide reliable performance and the Company will provide warranties for its products, there can no assurance that the distributors and their customers will purchase the Company's product.

We Face Intense Competition from other Inverter Manufacturers.

     The performance of other inverter manufacturers may improve to rival what the Company considers to be superior performance characteristics of its product. This could affect the Company's ability to maintain pricing that is expected to provide sufficient cash flow to continue operations.

The  Renewable  Energy  Market may not Maintain the Market Growth Upon Which our
Business  Plan  is  Based,   Which  Could   Adversely   Affected  Our  Financial
Performance.

     While this industry has continued to grow at solid compound annual growth rates, there can be no assurances that these rates of growth will continue, which could significantly reduce the revenues that the Company could realize and therefore adversely affect its financial performance.

The  Value  Proposition  of  our  High-Energy   Flywheel  Products  May  Not  Be
Recognized.

     There can be no assurance that the Company will be able to compete successfully against batteries. To compete successfully the Company must establish the value proposition of its products based upon their dependability, environmental benefits, and long maintenance-free life, or it must develop other strategic alternatives.

We Face Intensified Competition from Batteries Due to Their Declining Prices and Improved Life. As a Consequence Our Customers are Less Likely to Accept the Value Proposition of Our Products.

     The performance of batteries has improved while battery prices have declined due to lower volume demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. These changes in battery pricing and performance make it more difficult for the Company to establish the value proposition of our high-energy products.

The Telecommunications Industry Has Experienced a Sharp Decline, Which has Adversely Affected Our Financial Performance.

     The Company initially targeted the communications markets for the sale of its high-energy products. However, this industry, which had previously sustained high rates of infrastructure build-out, has experienced a sharp decline in build-out as well as maintenance spending. Significant reductions in both maintenance budgets and capital build-out budgets at telecommunications companies made these potential customers more conservative with their spending and expenditure analysis and less willing to try new technology solutions, such as the Company's flywheel systems.

We May Not Be Able to Reduce Our Product Cost for Inverter Products or High-Energy Flywheel Enough to Make Our Prices Competitive.

     There can be no assurance that the Company will be successful in lowering its production costs through lower cost designs or volume discounts, which may prevent market acceptance of its products.

We Have No Experience Manufacturing Inverter Power Conditioning Systems or Flywheel Energy Storage Systems on a Commercial Basis. In the Event of Significant Sales We Will Need to Develop or Obtain Manufacturing Capacity for Our Products. There Can be No Assurance That We Will be Able to Accomplish These Tasks, and if We do not We Will Not Become Profitable.

     Should the Company experience customer demand for its inverter or flywheel products, it will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. The Company may need to establish additional manufacturing facilities, expand its current facilities or expand third-party manufacturing. The Company has no experience in the volume manufacture of inverter or flywheel systems and there can be no assurance that it will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all. In fact, the Company has taken actions to conserve cash including idling its manufacturing capabilities through headcount reduction, delaying the development of its manufacturing process documentation and the capital build-out. The Company may not achieve profitability if it cannot develop or obtain efficient, low-cost manufacturing capability, processes and suppliers that will enable the Company to meet the quality, price, engineering, design and production standards or production volumes required to meet its product commercialization schedule, if any, or to satisfy the requirements of its customers or the market generally.

We Will Need Additional Financing, Which May not Be Available to Us on Acceptable Terms or At All.

     The Company will need to secure additional financing in the future to carry out its Business Plan. While the Company believes its cash balances will fund operations through 2004, it may also need additional financing for a variety of reasons including:

        o        expanding research and development;

        o        achieving  manufacturing capability;

        o        funding additional working capital; or

        o        acquiring complementary products, businesses or technologies.

     The Company cannot be certain that it will be able to raise additional funds on terms acceptable to or at all. If future financing is not available or is not available on acceptable terms, the Company's business, results of operations and financial condition would be materially adversely affected. See "Selected Historical Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Stockholders may Suffer Substantial Dilution if we Issue Additional Equity to Obtain Financing.

     If the Company raises additional funds by issuing additional equity securities, existing stockholders will likely experience substantial dilution. Furthermore, the newly issued securities could have rights superior to the rights of the common stock outstanding.

Our Stock May be Disqualified from the SmallCap Market System of NASDAQ.

     The Company has been granted an extension until October 6, 2003 to achieve compliance of the listing requirement to maintain a minimum closing bid price of one dollar for ten consecutive trading days. In the event that the Company is unable to meet this listing requirement, and appeals for additional time to achieve compliance are unsuccessful, the Company's stock could no longer be eligible for quotation on the NASDAQ SmallCap Market. Should the Company's stock lose its eligibility to be quoted on the SmallCap Market, it will seek to have its stock quoted on the OTCBB. While the Company knows of no reason that its stock will not be accepted for quotation on OTCBB, it cannot guarantee that acceptance. If the Company's stock is not accepted for acceptance on the OTCBB, it will be listed on the pink sheets.

It Is Difficult to Evaluate Us and to Predict Our Future Performance, Because We Have a Short Operating History and Are a Development Stage Company. Therefore, Our Future Financial Performance May Disappoint Investors and Result in a Decline in Our Stock Price.

     The Company has a limited operating history. The Company was formed in May 1997 to commercialize electrical power systems based on flywheel energy storage. The Company is a development stage company attempting to make the transition to the manufacturing of new products in a new and developing sector. Unless the Company can achieve significant market acceptance of its current or future products at volumes and with margins that allow it to cover costs of operations, the Company may never advance beyond the start-up phase. In light of the foregoing, it is difficult or impossible for the Company to predict when and if the Company will have future revenue growth.

     See "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2006.

     The Company has incurred net losses to common shareholders and negative cash flows since its inception in May 1997. The Company had net losses to common shareholders of approximately ($4,448,000) through June 30, 2003, ($20,839,000) in 2002, ($26,146,000) in 2001, ($53,279,000) in 2000 and
     ($6,630,000) in 1999. Since its inception in May 1997, the Company has had net losses to common shareholders totaling ($119,366,000). The Company expects to continue to incur net losses through at least 2006. Although the Company is looking for additional ways to economize and reduce costs, its efforts may prove even more expensive than anticipated. Revenue must grow substantially if the Company is to offset these higher expenses and become profitable. Even if the Company does achieve profitability, it may be unable to sustain or increase profitability in the future.

     See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Might Fail to Develop Successful Products for the Market Opportunities in Power Conditioning or Flywheel Systems.

     The successful development of the Company's products involves significant technological and cost challenges and will require additional financing to complete. Major risks include:

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


Because We Depend on Third-Party Suppliers for the Development and Supply of Key Components for Our Inverter and Flywheel Products, and Because We Do Not Have Contracts with All of These Suppliers, We Could Experience Disruptions in Supply that Could Delay or Decrease Our Revenues.

     The Company's business, prospects, results of operations, or financial condition could be harmed if the Company is unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, the Company relies on third-party suppliers for several key components of its systems. The Company does not have contracts with all of these suppliers. If these suppliers should fail to timely deliver components that meet the Company's quality, quantity, or cost standards, then the Company could experience production delays or cost increases and its financial performance could be adversely affected. Because the components with limited sources are key components that are complex, difficult to manufacture and may require long lead times, the Company may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, the Company could experience shortages in supply or be unable to be cost competitive in the markets being pursued.

We Face Intense Competition and We May Be Unable to Compete Successfully in the Inverter or Flywheel Market.

     The markets for renewable energy electronic inverters and highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are offering electronic inverters and flywheel energy storage technology. The Company also competes with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of competing or other alternative energy products for sale to the Company's potential customers, they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than the Company's systems and could be brought to market more quickly than ours. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among potential customers. These competitors may also be better able than the Company to adapt quickly to customers' changing demands and to changes in technology.

     Technological advances in alternative energy products or other alternative energy technologies may render the Company's systems obsolete. The Company does not have any products or technologies other than electronic inverters or flywheel systems under development. The Company's electronic inverters and flywheel systems are, however, competing with a number of alternative energy products, as well as other products being developed by potential competitors that have potential commercial applications, including ultra capacitors, fuel cells, advanced batteries, and other alternative energy technologies.

Government Regulation May Impair Our Ability to Market Our Product.

     Government regulation of the Company's product, whether at the federal, state or local level, including any regulations, product buy downs or tax rebates relating to purchase and installation of our products, may increase our costs and the price of systems, and may have a negative impact on the Company's revenue and profitability. The Company cannot provide assurance that its products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. The Company expects that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. The Company does not know the extent to which any existing or new regulations may impact its ability to distribute, install and service its products. Once the Company's products reach the commercialization stage and distributing its systems begin to early target markets, federal, state or local government entities or competitors may seek to impose regulations.

Product Liability Claims Against Us Could Result in Substantial Expenses and Negative Publicity Which Could Impair Successful Marketing of Our Products.

     The Company's business exposes it to potential product liability claims that are inherent in the manufacturing, marketing and sale of electro-mechanical products, and as such, the Company may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. The Company cannot provide assurance that its product liability insurance will provide sufficient coverage in the event of a claim. Also, the Company cannot predict whether it will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect our business, financial condition or the price of its common stock. In addition, negative publicity in connection with the faulty design or manufacture of the Company's products would adversely affect our ability to market and sell our products.

Safety Failures by Our Products or Those of Our Competitors Could Reduce Market Demand or Acceptance for Renewable Energy Inverters or Flywheels in General.

     A serious accident involving either our inverters or flywheels or our competitors' similar products could be a significant deterrent to customer acceptance and adversely affect the Company's financial performance. With any form of energy storage, including machinery, chemicals, fuel or other means of energy storage, there is the possibility of accident. In particular, if a metal flywheel fails and the energy stored is released, the flywheel could break apart and the pieces could be ejected at a high rate of speed. However, the Company's flywheels are based on a composite designed so that in the event of a failure, the Company's flywheel would shut down rather than disintegrate. To date, the Company's testing validates this design conclusion. Also, the Company believes that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate rather than (as in the case of metal) to break into a small number of large fragments that have a greater possibility of bursting a containment vessel and causing injury. A consortium of government, academic, and industry representatives has been formed to address containment flywheel safety in the event of this kind of flywheel failure. At this early stage of commercialization, there are differing approaches to containment safety with disagreement in the community on the most effective means. On inverters, the potential for personal injury or property damage from faulty electronics exists. However, the Company's inverters have been tested and quality standards established to insure safe operation.

Our Financial Performance Could Be Adversely Affected by Our Need to Hire and Retain Key Executive Officers and Skilled Technical Personnel.

     Because the Company's future success depends to a large degree on the success of its technology, the Company's competitiveness will depend significantly on whether it can attract and retain skilled technical personnel, especially engineers, and can retain members of our executive team. The Company has employment agreements that include non-compete clauses with Messrs. Capp, CEO and President; Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Lazarewicz, Vice President and Chief Technical Officer.

     In the fourth quarter of 2001, the first quarter of 2002 and in July 2002, the Company substantially reduced its workforce. Competition for skilled personnel is intense, and as the Company seeks to determine the right size for its workforce, it may not be successful in attracting and retaining the personnel or executive talent necessary to develop products and operate profitably.

There May Be Only a Modest Number of Potential Customers for Our Products. To the Extent We Obtain Customers, We May Have To Rely On A Limited Number Of Such Customers, And Our Business May Be Adversely Affected By The Loss Of, Or Reduced Purchases By, Any One Of Those Customers.

     There may only be a limited number of potential customers for the Company's products, in which case the Company will be subject to the risk that the loss of or reduced purchases by any single customer could adversely affect our business.

If We Are Unable to  Successfully  Market,  Distribute  and Service Our Products
Internationally   We  May  Experience  a  Shortfall  in  Expected  Revenues  and
Profitability Which Could Lead to a Reduction in Our Stock Price.

     In addition to the risks the Company faces when operating within the U.S., additional risks are present if the Company operates internationally. A part of the Company's business strategy is to expand its customer base by marketing, distributing and servicing products internationally through distributors. The Company has limited experience developing and manufacturing products to comply with the commercial and legal requirements of international markets. The Company's ability to properly service its products internationally will depend on third-party distributors to install and provide service. There is no assurance that the Company will be able to locate service providers in every region or that these providers will effectively service its products. Also, the Company's success in those markets will depend, in part, on its ability to secure foreign customers and its ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, the Company's planned international operations are subject to other inherent risks, including potential difficulties in establishing satisfactory distributor relationships and enforcing contractual obligations and intellectual property rights in foreign countries, and fluctuations in currency exchange rates. If the Company is unable to successfully market, distribute or service its products internationally, it may never experience profitability and the Company's stock price may decline.

Any Failure to Protect Our Intellectual Property Could Seriously Impair Our Competitive Position.

     The Company cannot provide assurance that it has or will be able to maintain a significant proprietary position on the basic technologies used in its power conditioning and flywheel systems. The Company's ability to compete effectively against alternative technologies will be affected by its ability to protect proprietary technology, systems designs and manufacturing processes. The Company does not know whether any of its pending or future patent applications under which it has rights will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect the Company's technology or processes, or will protect it from competitors. Even if all the Company's patent applications are issued and are sufficiently broad, they may be challenged or invalidated. The Company could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in the Company's business. The Company does not know whether it has been or will be completely successful in safeguarding and maintaining its proprietary rights.

     Further, the Company's competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to those of the Company. If the Company is found to be infringing on third-party patents, the Company does not know whether it will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of the Company's systems.

     The Company relies, in part, on contractual provisions to protect trade secrets and proprietary knowledge. These agreements may be breached, and the Company may not have adequate remedies for any breach. The Company's trade secrets may also be known without breach of such agreements or may be independently developed by competitors or others. The Company's inability to maintain the proprietary nature of its technology and processes could allow competitors or others to limit or eliminate any competitive advantages the Company may have, thereby harming its business prospects.

Our Majority Stockholders Will Control All Matters Requiring a Stockholder Vote, Which will Limit Other Investors' Ability to Influence the Outcome of Matters Requiring Stockholder Approval.

     Stockholders who owned the Company prior to its initial public offering own approximately 52.7% of our outstanding stock as of June 30, 2002. If a sufficient number of these stockholders were to vote together as a group, they would have the ability to control the Company's board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. These stockholders may use their influence to approve actions that are adverse to the interest of other investors, which could depress our stock price.

The Share Prices of Companies in Our Sector have been Highly Volatile and Our Share Price Could Be Subject to Extreme Price Fluctuations.

     The markets for equity securities of high technology companies, including companies in the power reliability and power quality markets, have been highly volatile recently and the market price of our common stock has been and may continue to be subject to significant fluctuations. This could be in response to operating results, announcements of technological innovations or new products by us, or our competitors, patent or proprietary rights developments and market conditions for high technology stocks in general. In addition, stock markets in recent years have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's common stock, which could affect its ability to attract additional capital to fund operations.

We May not Be Able to Obtain Financing to Continue Operations and will Need to Enter into A Merger or Acquisition and Our Shareholders may Suffer Substantial Dilution.

     In the event of a merger or acquisition, given the volatility of the sector, the Company's inability to sell products to date and the asset impairments it has recognized; the Company's shareholders may suffer substantial dilution. The dilutive effect may increase substantially if the Company's intellectual property is not recognized as an asset in the transaction.

We May make Investments in Other Energy Companies in Our Sector to Increase Shareholder Values Through Strategic Alliance or Return on Investment Which do Not Create Gains and therefore Reduce Shareholder Value.

     The Company may make investments in other energy companies in its sector to gain strategic alliances, channels to market or appreciation in stock value. These investments may not provide alliances or channels to market that would increase shareholder value. Given the volatility of share prices for companies in this sector, general economic conditions and market fluctuations in general, the market price of the investments may decrease and reduce shareholder value.

Provisions of Delaware Law and of Our Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

     Provisions in the Company's certificate of incorporation and by-laws and in the Delaware corporate law, and the shareholder rights plan adopted in September 2002, may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by the Company's management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with the Company's annual stockholder meeting in 2001, it implemented a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one-year. Pursuant to a shareholder rights plan adopted in September 2002, the Company issued rights as a dividend on common stock on October 7, 2002 each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (30% in the case of one large shareholder that already owned more than 15%) of our outstanding common stock, or in the event that we are acquired by another company $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void). The shareholder rights plan was modified by rights plan amendment 1 dated December 27, 2002. The amendment increased the beneficial ownership approved by the board of directors from 30% to 35% for one large shareholder. Additionally, the Company's board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in the Company's management and board of directors.

Terrorist Attacks have Contributed to Economic Instability in the United States; Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress our Stock Price.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as Beacon Power. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on the company's business, financial condition and operating results.


Subsequent Event

The Company, on August 5, 2003 was notified by the Nasdaq Stock Market that the Nasdaq Listing Qualifications Panel had determined that a continuation of the listing of the Company's securities on the Nasdaq SmallCap Market had been granted and that its stock will continue to be listed on the SmallCap Market until October 6, 2003. As previously announced, on June 6, 2003, the staff of the Nasdaq Stock Market notified the Company that its stock would be removed from the SmallCap Market due to its failure to satisfy the $1.00 bid price requirement, and on July 18, 2003 the Company requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Company's delisting. The Panel exercised its discretionary authority and granted the Company an extension in light of a proposal that Nasdaq has made to the Securities and Exchange Commission that, if approved by the SEC, would provide two 180-day periods in which to satisfy the bid price requirement (in addition to the two 180-day periods currently provided by Nasdaq) for issuers, such as the Company, that meet core initial-listing criteria. There is no way to predict what action, if any, the SEC will take on this matter before October 6, 2003, and there is no assurance that the Company's stock will continue to be listed on the Nasdaq SmallCap Market after that date. If the SEC rejects the Nasdaq proposal and the Company is unable to satisfy the $1.00 bid price requirement, then the Nasdaq may cause the Company's stock to be removed from the SmallCap Market.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk. At June 30, 2003, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at June 30, 2003, the Company had approximately $651,000 of cash equivalents that were held in interest bearing checking accounts and $12,501,000 invested in interest-bearing money market accounts. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $13,000, which the Company does not believe is material.

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

                                     PART II

Item 1.  Legal Proceedings

On June 30, 2003, Vlado Ostovic, an independent engineer who resides in Germany, commenced a lawsuit against the Company in Middlesex Superior Court in Cambridge, Massachusetts. Mr. Ostovic alleges that the Company owes him $36,700 for engineering consulting services performed under a written agreement with the Company. Mr. Ostovic's Complaint was served on the Company on or about July 16, 2003. The Complaint alleges that the Company terminated Mr. Ostovic's consulting project earlier than he expected and, as a result, he is entitled to charge a rate for his services higher than the agreed upon rate set forth in the parties' contract. The Company has agreed to pay to Mr. Ostovic for hours worked pursuant to the contract rate, which amounts to approximately $18,000. Mr. Ostovic is unwilling to accept the contract rate given his claim that he was told the project would be a long-term venture and the Company terminated it prematurely. Mr. Ostovic is requesting a payment of an additional $18,000. The Company has refused to pay Mr. Ostovic's charges in excess of the agreed upon rate based, in part, on the contractual language expressly allowing the Company to terminate the project at any phase upon payment for the task under development. Should Mr. Ostovic continue to refuse to accept payment at the contract rate as payment in full, the Company intends to aggressively defend against his claim to be entitled to additional amounts.

Item 2.  Changes in Securities

On November 16, 2000, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-43386) effective. In the Company's initial public offering during the fourth quarter of 2000, it sold 9,200,000 shares of its common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $6.00 per share. The Company received net proceeds from its initial public offering of approximately $49.3 million, reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other offering costs payable to persons, other than directors or officers, of approximately $2.0 million.

From November 16, 2000 to June 30, 2003, the Company spent approximately $9.8 million for inventory and materials used in research and development and $7.2 million for property and equipment, including the build-out of our facility at 234 Ballardvale Street in Wilmington, MA. In addition, the Company spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of its initial public offering. The Company has spent approximately $36 million for other working capital needs. In addition to the above, the Company advanced funds totaling approximately $785,000 to three officers of the Company. The officers have repaid approximately $323,000 of these advances through June 30, 2003. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,148 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. This, however, has not been cancelled, and is partially secured by 308,318 shares of the Company's stock. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. The remaining advance balance of approximately $55,000 at June 30, 2003 is included in prepaid and other assets in the accompanying consolidated balance sheet. Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of the Company's common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Exhibits
        31.1     Certification of Chief Executive Officer required by 13a-14(a)
        31.2     Certification of Chief Financial Officer required by 13a-14(a)
        32.1     Section 1350 Certification of Chief Executive Officer
        32.2     Section 1350 Certification of Chief Financial Officer


(b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

     Date:  August 14, 2003          By:  /s/ F. William Capp
                                          -------------------
                                          F. William Capp
                                          President and Chief Executive Officer


            August 14, 2003          By: /s/ James M. Spiezio
                                         -------------------
                                         James M. Spiezio
                                         Vice President of Finance, Chief
                                         Financial Officer, Treasurer and
                                         Secretary
                                         Principal Financial Officer

                                                                  Exhibit 31.1


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2003 based upon such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
                               /s/ F. William Capp
                               --------------------
                                 F. William Capp
                             Chief Executive Officer

                                                                  Exhibit 31.2

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2003 based upon such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
                              /s/ James M. Spiezio
                              ---------------------
                                James M. Spiezio
                             Chief Financial Officer

                                                                  Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Beacon Power Corporation. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. William Capp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 14, 2003



                             By: /s/F. William Capp
                                 ------------------
                                 Chief Executive Officer

                                                                  Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Beacon Power Corporation. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Spiezio, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


August 14, 2003


                             By: /s/James M. Spiezio
                                 ---------------------
                                 Chief Financial Officer