Form 10-Q
period 2003-09-30
BEACON POWER CORP
filed 2003-11-14
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


                [ X ] Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                 the quarterly period ended September 30, 2003,

                                       or

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

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 10, 2003 was 42,963,525.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents


                                                                          Page

PART I.  Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets at September 30, 2003 and
           December 31, 2002.                                                1
         Unaudited Consolidated Statements of Operations for the
           three and nine months ended September 30, 2003 and 2002
           and for the Period May 8, 1997 (date of inception) to
           September 30, 2003.                                               2

         Unaudited Consolidated Statements of Cash Flows for nine
             months ended September 30, 2003 and 2002 and for the
             Period May 8, 1997 (date of inception) to
             September 30, 2003.                                             3

         Notes to Unaudited Consolidated Financial Statements.             5-9

     Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations.                   9-21

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

     Item 4.  Controls and Procedures                                       22

PART II.  Other Information

     Item 1.  Legal Proceedings                                             23
     Item 2.  Changes in Securities                                         23
     Item 3.  Defaults on Senior Securities                                 23
     Item 4.  Submission of Matters to a Vote of Security Holders           23
     Item 5.  Other Information                                             23
     Item 6.  Exhibits, Financial Statements Schedules and Reports
        on Form 8-K                                                         23

Signatures                                                                  25

Certifications                                                           26-29

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Unaudited)

                                                                       September 30,           December 31,
                                                                            2003                   2002
                                                                    ---------------------  ---------------------
Assets
Current assets:
   Cash and cash equivalents                                              $   11,597,310         $   18,221,766
   Inventory                                                                     125,782                      -
   Prepaid expenses and other current assets                                     568,584              1,775,455
   Assets held for sale                                                                -                 53,715
                                                                    ---------------------  ---------------------
      Total current assets                                                    12,291,676             20,050,936

Property and equipment, net (Note 3)                                             390,594                562,929
Investments (Note 5)                                                           1,948,214                      -
Other assets                                                                     508,933                291,901
                                                                    ---------------------  ---------------------

Total assets                                                              $   15,139,417         $   20,905,766
                                                                    =====================  =====================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $     104,758          $      77,326
   Accrued compensation and benefits                                             127,653                226,623
   Other accrued expenses                                                        519,523                576,881
   Restructuring reserve                                                       1,492,078              1,749,738
   Capital lease obligations                                                      13,320                200,041
                                                                    ---------------------  ---------------------
      Total current liabilities                                                2,257,332              2,830,609

Commitments (Note 4)

Stockholders' equity:
   Preferred Stock, $.01 par value; 10,000,000 shares authorized
   no shares issued or outstanding                                                     -                      -
   Common stock, $.01 par value; 110,000,000 shares authorized;
   42,961,062 and 42,812,897 shares issued and outstanding at
   September 30, 2003 and December 31, 2002, respectively                        429,611                428,129
   Deferred stock compensation                                                  (14,314)               (18,413)
   Additional paid-in-capital                                                132,860,644            132,750,525
   Other comprehensive income                                                    848,214                      -
   Deficit accumulated during the development stage                        (121,142,410)          (114,985,424)
   Treasury stock, at cost                                                      (99,660)               (99,660)
                                                                    ---------------------  ---------------------
      Total stockholders' equity                                              12,882,085             18,075,157

Total liabilities and stockholders' equity                                $   15,139,417         $   20,905,766
                                                                    =====================  =====================

       See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                Cumulative from
                                                                                                                  May 8, 1997
                                                                                                              (date of inception)
                                    Three months ended September 30,     Nine months ended September 30,     through September 30,
                                         2003               2002              2003              2002                 2003
                                   -----------------  ----------------- ----------------- ----------------- ------------------------
Revenue                                    $      -           $      -          $      -          $      -             $    551,184

Operating expenses:
   Selling, general and administrative    1,259,121          1,054,819         3,738,788         4,560,568               26,861,816
   Research and development                 752,170          1,284,746         2,663,175         6,194,870               49,457,069
   Loss on sales commitments                      -                  -                 -                 -                  375,974
   Depreciation and amortization             44,967            462,849           188,237         1,475,084                3,854,240
   Restructuring charges                          -          2,159,280                 -         2,159,280                2,159,280
   Loss on impairment of assets                   -          4,297,128                 -         4,297,128                4,297,128
                                   -----------------  ----------------- ----------------- ----------------- ------------------------
        Total operating expenses          2,056,258          9,258,822         6,590,200        18,686,930               87,005,507
                                   -----------------  ----------------- ----------------- ----------------- ------------------------

Loss from operations                    (2,056,258)        (9,258,822)       (6,590,200)      (18,686,930)             (86,454,323)

Other income (expense):
Interest income                              29,699            115,514           131,454           418,252                3,693,457
Interest expense                              (676)            (8,770)           (6,663)          (36,958)              (1,093,653)
Other income (expense)                      318,374              1,920           308,423         (432,602)                (281,697)
                                   -----------------  ----------------- ----------------- ----------------- ------------------------
   Total other income (expense), net        347,397            108,664           433,214          (51,308)                2,318,107
                                   -----------------  ----------------- ----------------- ----------------- ------------------------
Net loss                                (1,708,861)        (9,150,158)       (6,156,986)      (18,738,238)             (84,136,216)

Preferred stock dividends                         -                  -                 -                 -             (36,825,680)
Accretion of convertible preferred stock          -                  -                 -                 -                (113,014)
                                   -----------------  ----------------- ----------------- ----------------- ------------------------
Loss to common shareholders           $ (1,708,861)      $ (9,150,158)     $ (6,156,986)    $ (18,738,238)         $  (121,074,910)
                                   =================  ================= ================= ================= ========================

Loss per share, basic and diluted       $    (0.04)        $    (0.21)       $    (0.14)       $    (0.44)
                                   =================  ================= ================= =================
Weighted-average common shares
 outstanding                             42,883,762         42,809,361        42,837,456        42,792,154
                                   =================  ================= ================= =================

            See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)
                                                                                                 Cumulative from
                                                                                                   May 8, 1997
                                                                                               (date of inception)
                                                              Nine months ended September 30,   through September
                                                                    2003            2002            30, 2003
                                                              ------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                     $ (6,156,986)   $(18,738,238)     $   (84,136,216)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                  188,237       1,475,084            3,854,240
        Loss on sale of fixed assets                                         -           7,342              170,868
        Impairment of assets                                                 -       4,297,128            4,297,128
        Restructuring charge net of payments                         (257,660)       1,835,625            1,492,078
        Reserve for officer's note                                   (308,423)         425,130              119,975
        Interest expense relating to issuance of warrants                    -               -              371,000
        Non-cash charge for change in option terms                           -               -              346,591
        Non-cash charge for settlement of lawsuit                            -               -              303,160
        Amortization of deferred consulting expense, net                     -               -            1,160,784
        Amortization of deferred stock compensation                          -          19,442            1,290,253
        Warrants issued for consulting services                              -               -            1,569,366
        Services and interest expense paid in preferred stock                -               -               11,485
    Changes in operating assets and liabilities:
        Inventory                                                    (125,782)               -            (125,782)
        Prepaid expenses and other current assets                    1,515,294         277,560            (788,219)
        Accounts payable                                                27,432       (696,975)              104,758
        Accrued compensation and benefits                             (98,970)       (543,687)              127,653
        Accrued interest                                                     -               -              275,560
        Due to related party                                                 -        (35,532)                    -
        Other accrued expenses and current liabilities                (57,358)       (489,486)              528,193
                                                              ------------------------------------------------------

        Net cash used in operating activities                      (5,274,216)    (12,166,607)         (69,027,125)

Cash flows from investing activities:
    Purchase of investments                                        (1,100,000)               -          (1,100,000)
    Increase in other assets                                         (226,668)               -            (401,886)
    Purchases of property and equipment                                (5,916)       (423,162)          (8,419,631)
    Sale of property and equipment                                      53,365               -               53,365
                                                              ------------------------------------------------------

        Net cash used in investing activities                      (1,279,219)       (423,162)          (9,868,152)

Cash flows from financing activities:
    Initial public stock offering, net of expenses                           -               -           49,341,537
    Payment of dividends                                                     -               -          (1,159,373)
    Shares issued under employee stock purchase plan                       463          12,765              123,712
    Exercise of employee stock options                                 115,237               -            1,290,907
    Issuance of preferred stock                                              -               -           32,868,028
    Repayment of subscription receivable                                     -               -            5,000,000
    Proceeds from capital leases                                             -               -              495,851
    Repayment of capital leases                                      (186,721)       (263,765)          (1,018,075)
    Proceeds from notes payable issued to investors                          -               -            3,550,000
                                                              ------------------------------------------------------

        Net cash (used) provided by financing activities              (71,021)       (251,000)           90,492,587

(Decrease) increase in cash and cash equivalents                   (6,624,456)    (12,840,769)           11,597,310

Cash and cash equivalents, beginning of period                      18,221,766      34,601,585                    -
                                                              ------------------------------------------------------

Cash and cash equivalents, end of period                          $ 11,597,310    $ 21,760,816       $   11,597,310
                                                              ======================================================

Supplemental disclosure of non--cash transactions:
    Cash paid for interest                                          $    6,700      $   43,000        $     488,126
                                                              ======================================================
    Cash paid for taxes                                             $    4,700      $   17,000        $      30,500
                                                              ======================================================
    Assets acquired through capital lease                            $       -       $       -        $     535,445
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

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. The Corporation, and its subsidiary (collectively "Beacon" or "the Company") designs, develops, configures and offers for sale, power conversion and energy storage systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party technology and components for a number of potential applications. The Company has potential markets for its products in four broad categories: (1) power conversion systems for renewable applications (such as the recently introduced M5 inverter product) (2) high energy flywheel-based energy storage systems for telecom and renewable energy applications, (3) flywheel-based high-power and energy systems for utility and distributed generation (specifically frequency and voltage regulation) applications, and (4) high-power uninterruptible flywheel-based power systems
(UPS) for both short (12-30 sec) and long (5-15 min) duration applications.

The Company believes its best near-term opportunities are in the development and marketing of its M5 Power Conditioning System, which is based on intellectual property acquired earlier this year. This system converts DC power generated by renewable sources such as solar or wind to the AC power required by residential and commercial users. The Company hopes to have commercial sales of its M5 Power Conditioning System for solar applications during the fourth quarter of this year.

The Company believes that its next-generation, high-energy 25kWh flywheel product, which is based on existing field-proven products, will be well suited for renewable energy uses in telecom energy storage as well as photovoltaic and wind turbine applications. The Company believes that its current and anticipated flywheel-based products offer life-cycle cost advantages and significant performance improvements over conventional, battery-based back-up power and UPS systems. The Company will not make significant expenditures beyond the design level for the 25kWh product until those markets express a tangible interest in its products.

In the area of utility grid and distributed generation applications, the Company believes grid frequency regulation represents a very promising opportunity for its flywheel technology. Transmission and distribution reliability and efficiency depend upon frequency control of the grid. Frequency imbalances occur when generators cannot follow load changes quickly enough. The Company believes that its "Smart Energy Matrix", an array of high-power / high-energy flywheels, can provide this service at costs that would be attractive to customers. However, the Company will not make significant expenditures beyond the design level for this product until those markets express a tangible interest.

Of the four market categories outlined above, only the power conversion systems for renewable applications is proceeding to production. Although the Company has designs for flywheel-based solutions for a number of applications, it would need to complete the development and test phase prior to the beginning of actual production. It is uncertain if or to what extent the remaining segments of its potential business will materialize. The Company will not make significant expenditures beyond the design level until it has identified markets in which it believes its products will be successful, and those markets express a tangible interest in its products. The Company may not have sufficient cash available to complete prototype development and production of products unless additional equity or debt financing is available.

Because the Company has not yet generated a significant amount of revenue from its operations, it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations. The Company has experienced net losses since its inception and, as of September 30, 2003, had an accumulated deficit of approximately $121.1 million. The Company's business strategy is to create near-term revenues and gross margins from the sale of its M5 inverters for solar power applications, while building a reputation for excellent performance from its equipment and its sales and service organization. The Company will then use the relationships it is developing to gain market access for the Company's future products for the renewable energy industry. For the Company's current and contemplated flywheel-based systems, it is continuing to evaluate products in terms of the market size and growth potential, competitive advantages that its products could provide and probable market penetration. The Company is aggressively working to identify probable customers and present to them the value proposition for its products. The Company will not make the additional expenditures that would be required for prototype development or production capabilities of its flywheel systems until it has defined the specific markets to be served and the marketplace has expressed tangible interest. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in its products, the Company may not have sufficient cash available to complete prototype development and production of its products unless additional equity or debt financing is available. The Company does not expect to become profitable or obtain positive cash flow before 2005 and may not achieve positive cash flow even at that point or beyond.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2002.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2002 except for the investment policy highlighted in Note 5. For a complete description of the Company's accounting policies, see
Note 2 to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K.

Note 3.  Property and Equipment

Property and equipment consist of the following:

                                                     Estimated
                                                       Useful        September 30,        December 31,
                                                       Lives             2003                 2002
                                                    ------------- -------------------- --------------------

Machinery and equipment                               5 years           $   2,109,895        $   1,998,631
Service vehicles                                      5 years                  63,792               63,792
Furniture and fixtures                                7 years                 685,535              717,293
Office equipment                                      3 years               2,028,545            1,914,195
Leasehold improvements                               Lease term             2,072,577            2,072,577
Equipment under capital lease obligations            Lease term             1,008,985            1,081,726
                                                                  -------------------- --------------------
     Total                                                              $   7,969,329        $   7,848,214

Less accumulated depreciation and amortization                            (3,417,718)          (2,996,079)
                                                                  -------------------- --------------------
     Property and equipment, before impairment                          $   4,551,611        $   4,852,135
                                                                  -------------------- --------------------

Less impairment reserve                                                   (4,161,017)          (4,289,206)
                                                                  -------------------- --------------------
     Property and equipment, net                                         $    390,594         $    562,929
                                                                  ==================== ====================

Note 4.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007 and has various operating short-term leases for certain office and manufacturing equipment expiring through December 2003. Under the terms of the facility lease, the Company provided the lessor with an irrevocable letter of credit. At September 30, 2003 the balance of that letter of credit totaled $355,232. A cash deposit secures this letter of credit.


Note 5. Investments

On May 12, 2003, the Company, as part of a larger financing with other investors, made an investment of $1,100,000 in Series A Preferred Stock of Evergreen Solar, Inc., a Nasdaq traded, public company that specializes in renewable energy systems manufacturing. The Company acquired 892,857 shares of stock at a price of $1.12 and also received a three-year warrant that is exercisable for 2,400,000 shares of Evergreen's common stock at $3.37 per share. This investment was made for the potential market valuation gains of this recognized market leader in photovoltaic systems; to develop a strategic relationship with that company and further demonstrate the Company's commitment to renewable energy that began with the announcement of its intention to provide inverters for photovoltaic and wind turbine applications.

This investment in equity securities is classified as available for sale and is, therefore, carried on the balance sheet at fair market value, with changes in carrying value being recorded in Accumulated Other Comprehensive Income/ (Loss) until the investments are sold, in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Fair market value is determined using period-end sales prices on U.S. or foreign stock exchanges. At September 30, 2003 this investment was valued at $1,948,214 which includes the warrant at its original cost of $100,000. The Company has recognized in other comprehensive income a gain of approximately $848,000.


Note 6. Common Stock

Reserved Shares. At September 30, 2003 and December 31, 2002, 12,575,158 and 14,493,238 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants, respectively.

Note 7. Related Party Transactions

Advance to Officers. During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of the Company's common stock and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through September 30, 2003, the Company has collected approximately $378,000 in payments on these advances and two of the three loans have been paid in full. The remaining loan is to Mr. William Stanton, who serves on the board of directors for the Company and was its former CEO and president. The outstanding balance on Mr. Stanton's loan at September 30, 2003 was approximately $441,000. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of approximately $426,000 to reserve the remaining balance of this advance. In August 2003, Mr. Stanton sold all of the stock that secured the loan. After September 30, 2003, he reduced the loan balance by $323,000. The remaining loan balance of $118,000 has not been forgiven and remains outstanding, even though all stock held as security under the loan agreement has been sold. In September 2003, the reserve balance was reduced to $118,000. This activity is included in other expenses in the accompanying consolidated statement of operations.

Note 8. Restructuring Charges

The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom, as well as the low price of lead-acid batteries, the Company has not been successful in selling flywheel-based products into this market. Therefore, beginning in July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number  of  cost-cutting  measures  to  ensure  the  availability  of  resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of its long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company has evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, as a result, has taken a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

A summary of the restructuring reserves is as follows:

Beginning balance at December 31, 2002                      $ 1,749,738
Charges for the period                                                -
Payments                                                      (257,660)
                                                     -------------------
Ending balance at September 30, 2003                        $ 1,492,078
                                                     ===================

Note 9. Stock-Based Compensation

In 2002 the Company implemented FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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

                                                Three months ended September 30,             Nine months ended September 30,
                                                  2003                    2002                  2003                 2002
                                          ---------------------------------------------- -----------------------------------------

Net loss to common shareholders as reported     $   (1,708,861)        $    (9,150,158)       $  (6,156,986)       $ (18,738,238)
Pro forma compensation expense                          104,579                 383,017              327,579            2,033,961
                                          ---------------------- ----------------------- -------------------- --------------------
Net loss--pro forma                             $   (1,813,440)        $    (9,533,175)       $  (6,484,565)       $ (20,772,199)
Loss per share--as reported                       $      (0.04)          $       (0.21)         $     (0.14)         $     (0.44)
Loss per share--pro forma                         $      (0.04)          $       (0.22)         $     (0.15)         $     (0.49)

Weighted-average common shares outstanding           42,883,762              42,809,361           42,837,456           42,792,154


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

Overview

The Company designs, develops, configures and offers for sale, power conversion and energy storage systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party technology and components for a number of potential applications. The Company has segmented the potential markets for its products into four broad categories: (1) power conversion systems (also known as inverters) for renewable applications, (2) low power, high energy flywheel-based energy storage systems for telecom and renewable energy applications, (3) flywheel-based high-power and energy systems for utility and distributed generation (specifically frequency and voltage regulation) applications, and (4) high-power uninterruptible flywheel-based power systems (UPS) for both short (12-30 sec) and long (5-15 min) duration applications.

The Company believes its best near-term opportunities are in the development and marketing of its M5 Power Conditioning System and similar systems for renewable energy applications in both photovoltaic and wind turbine systems. These systems convert DC power generated by renewable sources such as solar or wind to the AC power required by residential and commercial users. The Company successfully acquired the intellectual property of Advanced Energy Systems (AES) in March of 2003, and immediately started a process of evaluating the design of the former AES MM-5000 inverter. The Company has now reviewed and tested both the software and hardware of the MM-5000 product and has made improvements that have been incorporated into its M5 Power Conditioning System. The Company has several units in field test in solar power applications and expects to have commercial sales of its M5 Power Conditioning System during the fourth quarter of this year.

The Company's business strategy is to create immediate revenues and gross margins with its M5 Power Conditioning System while building a reputation for excellence throughout the renewable energy sector from the performance of its equipment and from its sales and service organization. The Company has hired key personnel in electronic design as well as former employees of AES in the sales and service area. The Company is also developing a training and certification program to insure professional and consistent installation of its equipment to further customer satisfaction. The Company will then use the relationships in the solar industry it is developing through the sale of power conditioning systems to gain market access for the Company's future products for the renewable energy industry.

The Company also believes that its next generation high-energy 25kWh flywheel product, which is based on existing field-proven products, will be well suited for telecom energy storage as well as renewable energy uses in photovoltaic and wind turbine applications. The Company's flywheel-based storage systems are an alternative to battery storage and offer a number of advantages in comparison to batteries. These performance advantages include improved certainty of operations, more reliable monitoring, higher reliability, significantly longer life, improved recharging capability, significantly reduced scheduled maintenance, greater environmental friendliness and favorable life-cycle costs. The telecom market has not led to orders due to customer preferences for first-cost comparisons over longer life-cycle costs. It is uncertain when or to what extent this segment of the Company's potential business will materialize. The Company however, believes that customers in the renewable energy market are more likely to purchase products on a life-cycle cost basis but the Company will not make significant expenditures beyond the design level for this product until those markets express a tangible interest in its products.

The Company believes that it may have long-term opportunities for revenues in flywheel-based high-power and energy systems for utility grid and distributed generation (specifically frequency and voltage regulation) applications, and high-power uninterruptible flywheel-based power systems (UPS) for both short (12-30 sec) and long (5-15 min) duration applications.

The Company believes grid frequency regulation and distributed generation represents a very promising opportunity for its flywheel technology. Transmission and distribution reliability and efficiency depend upon frequency control of the grid. Frequency imbalances occur when generators cannot follow load changes quickly enough. Today, this control is done by cycling generator output to match constantly changing loads. This cycling has a negative impact on generator life and results in additional maintenance costs for the generators that provide this service. The Company believes that its "Smart Energy Matrix," an array of high-power / high-energy flywheels, can provide frequency control service without incurring the high maintenance costs of generators. The Company's matrix design would provide a significant amount of stored energy (one megawatt for 15 minutes) to address a requirement of every utility system; that of maintaining a constant frequency alternating current. Frequency regulation is unique among the ancillary services that are sold into Regional Transmission Operators such as PJM Interconnection, L.L.C. (PJM) in that it is nominally a zero energy service i.e., the down regulation and up regulation are close to being in balance. Because this is the case, frequency regulation appears to be especially well suited to the characteristics of the Company's flywheel matrix design. The Company believes that today, no other energy storage system exists that can cost effectively offer the combination of required cyclic life, fast response, ease of connecting to the grid, and simple operation. At today's prices for frequency regulation services, the Company believes that its flywheel matrix design could result in very attractive financial returns. The Company believes its Smart Energy Matrix can be introduced using today's market mechanisms to participate directly as an independent regulation service provider. This approach is expected to bypass the traditionally long adoption period of new technology by the utility industry. The Company is seeking appropriate partners to fund and demonstrate this potential application. The Company will not make significant expenditures beyond the design level for this product until it has formed a partner relationship.

For UPS applications, the Company believes that its current and anticipated flywheel-based products offer life-cycle cost advantages and significant performance advantages over conventional, battery-based back-up power and UPS systems. Users of electricity can experience significant losses if their electricity supply is partially or wholly interrupted, such as by sags, surges and temporary interruptions. The highest level of power quality required for today's sophisticated electronic and industrial applications requires an uninterruptible power system (UPS) close to the place of use. Today's UPS systems typically use short duration (12-30 sec) energy storage to start fast-responding diesel generators. The Company offers such a product through its relationship with other companies. In addition, the Company's unique Smart Energy Matrix design for high-energy flywheels could deliver power for up to 15 minutes and provide excellent load following for the slower responding natural gas generators and gas turbines. Again, the Company will not make significant expenditures beyond the design level for this product until customers express a tangible interest in its products.

Of the four market categories outlined above, only the power conversion systems for renewable applications is proceeding to production. Although the Company has designs for flywheel-based solutions for a number of applications, the Company would need to complete the development and test phase prior to the beginning of actual production. It is uncertain if or to what extent the remaining segments of its potential business will materialize. The Company will not make significant expenditures beyond the design level until it has identified markets in which its products will be successful, and those markets express a tangible interest in its products. The Company does not expect to have sufficient cash available to complete prototype development and production of products unless additional equity or debt financing is available.

The Company is marketing its M5 Power Conditioning System in the photovoltaic market and expects to begin shipments in the fourth quarter of this year. In addition, the Company has available for sale high-energy products that deliver a low level of power over a long period of time (typically measured in hours). These products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company also has UPS products available for sale to provide short-term (typically measured in seconds) power until a generator or other long-term power source can be activated for commercial and industrial facilities that are high-power applications. Additionally, the Company has designed a high-energy product (25kWh) for potential applications in the renewable energy market for both photovoltaic and wind turbine uses. The Company may not have sufficient cash available to complete prototype development and production of products unless it raise additional equity or obtain debt financing.

From its inception through September 30, 2003 the Company has incurred losses of approximately $121.1 million. The Company does not expect to become profitable or obtain positive cash flow before 2005 and may not achieve positive cash flow even at that point or beyond. Also, the Company's losses and uses of cash may fluctuate significantly from quarter to quarter as its costs of development, production and marketing fluctuate. In addition, the Company may make additional investments that it considers strategic.

Results of operations:

Comparison of three months ended September 30, 2003 and 2002

Revenues. The Company continues to evaluate markets for its current products and other future products but did not recognize revenues for the three months ended September 30, 2003 or 2002

Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance costs and travel. Selling, general and administrative expenses totaled approximately $1,259,000 and $1,055,000 for the three months ended September 30, 2003 and 2002, respectively. The increase of approximately $204,000 or 19% is primarily the result of increased costs of Directors and Officers Liability Insurance premiums partially offset by lower headcount.

Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process. These costs were reduced significantly during 2002 when the Company reduced its headcount on March 12 and July 19, 2002. The Company is incurring costs for emerging inverter product development but is not doing significant development work on flywheel products. While the Company does not expect to incur any significant additional development costs for its existing flywheel products, it may incur significant costs for the development of new inverter products, flywheel design prototypes or staffing the manufacturing function and establishing required processes for commercial production of its products. The Company will begin prototype development and establishing production capabilities for its flywheel products only after it has defined the specific markets to be served and the marketplace has expressed tangible interest. While the Company will begin development of new inverter products and will continue to undertake modest design efforts on new high-powered flywheel products, it expects its cost of research and development in 2003 to continue to be significantly reduced compared to 2002. Research and development expenses totaled approximately $752,000 and $1,285,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease of $533,000 or 41% is primarily the result of lower headcount compared to 2002.

Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. The Company also has intellectual property in the form of a patent on its vacuum system that it began to amortize in 2002. Depreciation and amortization totaled approximately $45,000 and $463,000 for the three months ended September 30, 2003 and 2002, respectively. The decrease of $418,000 or 90% is attributable to the decrease in the remaining net book values of its assets.

Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to interest income resulting from cash on hand, partially offset by interest expense associated with its capital leases. Interest income for the three months ended September 30, 2003 was approximately $30,000, compared to $131,000 for the same period in 2002. The decrease in 2003 compared to the prior year is the result of lower cash balances and lower interest rates.

Interest expense decreased to approximately $1,000 for the three months ended September 30, 2003 from approximately $9,000 for the same period in 2002. Interest expense relates to assets leased under capital leases.

Other income of approximately $318,000 for the three months ended September 30, 2003 relates to a partial reversal of a reserve on the loan balance of the Company's former CEO, net of accrued interest.

Liquidity and Capital Resources

The Company's cash requirements depend on many factors, including its research and development activities, continued efforts to commercialize products and additional market development. The Company expects to make significant expenditures to fund its working capital, develop technologies and explore opportunities to find and develop other markets to sell its products. However, the Company has taken significant actions over the last two years to reduce its cash expenditures for product development, infrastructure and production readiness. The Company has significantly reduced spending on headcount, development work and capital expenditures. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. The Company has performed development work on its emerging inverter products and has continued to do preliminary design and development of potential flywheel products for markets under consideration. The Company is not making expenditures for prototype development or production capabilities until it has defined the specific market to be served and in the case of all products other than power conversion systems, that market has expressed a tangible interest in the products.

Net cash used in operating activities was approximately ($5,274,000) and ($12,167,000) for the nine months ended September 30, 2003 and 2002, respectively. The primary component to the negative cash flow from operations is from net losses. For the first nine months of 2003, the Company had a net loss of approximately ($6,157,000). This included a reversal of a portion of the reserved note to its former CEO of approximately ($323,000) net of interest
reserved  of  $14,577,   facility   related  cash   payments   charged   against
restructuring  reserves  of  approximately  ($258,000),   and  depreciation  and
amortization of approximately $188,000. Changes in operating assets and liabilities generated approximately $1,261,000 of cash during the first nine months of 2003. The primary components were increases in accounts payable of approximately $27,000 and decreases in prepaid expenses of approximately
$1,515,000. These were offset by increases in inventory of approximately ($126,000), and decreases in accrued expenses and other current liabilities of approximately ($57,000) and accrued compensation and benefits of approximately ($99,000). For the first nine months of 2002, the Company had a net loss of approximately ($18,738,000). This included non-cash charges of approximately $8,060,000 primarily attributable to a loss on impairment of assets and restructuring of $6,133,000; a reserve against a note receivable from the Company's former CEO of $426,000; and depreciation and amortization of approximately $1,475,000. Changes in operating assets and liabilities used approximately ($1,488,000) of cash during the first nine months of 2002. The primary components were a decrease in accounts payable of approximately ($697,000), a decrease in accrued compensation and benefits of approximately ($544,000) and a decrease in other accruals and current liabilities of ($489,000). These uses of cash were offset by a decrease in prepaid expense and other current assets of approximately $278,000.

Net cash used in investing activities was approximately ($1,279,000) and ($423,000) for the nine months ended September 30, 2003 and 2002, respectively. The principal uses of cash during the first nine months of 2003 were primarily related to an investment in Evergreen Solar, Inc. of ($1,100,000), increases in other assets totaling ($227,000), purchase of capital equipment of ($6,000) and the principal sources of cash were from the sale of certain impaired machinery and equipment of the Company of approximately $53,000. The principal uses of cash during the first nine months of 2002 were related to purchases of machinery and equipment totaling approximately ($423,000).

Net cash used by financing activities was approximately ($71,000) and ($251,000) for the nine months ended September 30, 2003 and 2002, respectively. For the first nine months of 2003, the cash used for financing activities related to repayment of capital leases of ($187,000), offset by cash proceeds from the exercise of employee stock options of approximately $115,000 and the issue of stock under the employee stock purchase plan of approximately $1,000. For the first nine months of 2002 the cash used for financing activities related to repayment of capital leases of approximately ($264,000) offset by cash proceeds from the employee stock purchase plan of approximately $13,000.

Based on the Company's Business Plan, which includes the cash flow benefits of significantly reduced headcount, development spending and capital expenditures as well as the revenues and margins associated with its emerging inverter electronics business, the Company believes that its cash and cash equivalents and future cash flow from operations will satisfy the Company's working capital needs through 2004. However, this belief assumes no expenditures for prototype development or production capabilities for flywheel products, which could require significant amounts of cash. In the event that the Company is not able to obtain development contracts from customers to fund prototype development, these expenditures, if made, could significantly reduce the number of months its cash and cash equivalents and future cash flow from operations will satisfy working capital needs. In as much as the Company does not expect to become profitable or cash flow positive until at least 2005, its ability to continue as a going concern will depend on achieving its Business Plan and may require being able to raise additional capital or obtain debt financing. If additional capital or debt financing is required, the Company may not be able to raise additional capital, or if it is able to do so, it may be on terms that are extremely dilutive to its shareholders.

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

We Acquired the Intellectual Properties for the Inverter Power Conditioning Systems from a Company in Bankruptcy.

     The Company purchased the intellectual property that its Inverter Power Conditioning Systems are based on from AES, a company in bankruptcy, which had sold units that are not supported by warranties. And in some cases these units are not functioning as expected. Although the Company will provided warranties for its products and it has made engineering changes to provide reliable performance, there can no assurance that the Company's sales efforts will not be adversely affected by the performance of the unwarranted products in the field.

We Face Intense Competition from other Inverter Manufacturers.

     The performance of other inverter manufacturer's products may improve to compete more effectively with what the Company considers to be the superior performance characteristics of its product. This could affect the Company's ability to maintain pricing that it considers essential to provide sufficient cash flow to continue its operations if additional financing is not available.

The  Renewable  Energy  Market may not Maintain the Market Growth Upon Which our
Business  Plan  is  Based,   Which  Could   Adversely   Affected  Our  Financial
Performance.

     While the renewable energy industry has continued to grow at solid compound annual growth rates, there can be no assurances that these rates of growth will continue, which could significantly reduce the revenues that the Company could realize and therefore adversely affect its financial performance.

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

We Face Intensified Competition from Batteries Due to Their Declining Prices and Improved Life. As a Consequence Our Customers are Less Likely to Accept the Value Proposition of Our Flywheel Products.

     The performance of batteries has improved while battery prices have declined due to lower demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. These changes in battery pricing and performance make it more difficult for the Company to establish the value proposition of its high-energy products.

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

We May Not Be Able to Reduce Our Product Cost for Inverter Products or High-Energy Flywheels Enough to Make Our Prices Competitive.

     There can be no assurance that the Company will be successful in lowering its production costs through lower cost designs, volume discounts or improvements in manufacturing process, which may prevent market acceptance of its products.

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

     The Company cannot be certain that it will be able to raise additional funds on acceptable terms or at all. If future financing is required and it is not available or is not available on acceptable terms, the Company's business, results of operations and financial condition would be materially adversely affected. See "Selected Historical Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Stockholders may Suffer Substantial Dilution if we Issue Additional Equity to Obtain Financing.

     If the Company raises additional funds by issuing additional equity securities, existing stockholders will likely experience substantial dilution. Furthermore, the newly issued securities could have rights superior to the rights of the common stock outstanding.

Our Stock May be Removed from the SmallCap Market System of Nasdaq.

     The Company has been granted an extension until December 8, 2003 to achieve compliance with the Nasdaq listing requirement to maintain a minimum closing bid price of one dollar for ten consecutive trading days. In the event that the Company is unable to meet this listing requirement, and appeals for additional time to achieve compliance are unsuccessful, the Company's stock could no longer be eligible for quotation on the Nasdaq SmallCap Market. Should the Company's stock lose its eligibility to be quoted on the SmallCap Market, it will seek to have its stock quoted on the OTCBB. While the Company knows of no reason that its stock will not be accepted for quotation on OTCBB, it cannot guarantee that acceptance. If the Company's stock is not accepted for listing on the OTCBB, it will be listed on the pink sheets.

We Have Agreed with the Nasdaq to Seek Shareholder Approval for and, in the Event Such Approval is Obtained, to Effect a Reverse Stock Split. This Split may have One or More Adverse Effects on Shareholders and May Not Achieve Its Goal of Allowing Us to Meet Nasdaq Requirements to Maintain the Listing of Our Stock.

     The effect of a reverse split upon the market price of the Company's common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of the Company's common stock after the reverse split will not rise in proportion to the reduction in the number of shares of its common stock outstanding resulting from the reverse stock split, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the $1.00 minimum bid price required by Nasdaq for a sustained period of time. The market price of the Company's common stock is based also on other factors that are unrelated to the number of shares outstanding, including the Company's future performance. In addition, there can be no assurance that the Company will not be delisted due to a failure to meet other continued listing requirements even if the market price per post-reverse split share of its common stock remains in excess of $1.00. The liquidity of the Company's common stock may be reduced by the proposed reverse split given the reduced number of shares that would be outstanding after the reverse stock split. See "Subsequent Event" below.

It Is Difficult to Evaluate Us and to Predict Our Future Performance, Because We Have a Short Operating History and Are a Development Stage Company. Therefore, Our Future Financial Performance May Disappoint Investors and Result in a Decline in Our Stock Price.

     The Company has a limited operating history. The Company was formed in May 1997 to commercialize electrical power systems based on flywheel energy storage. The Company is a development stage company attempting to make the transition to the manufacturing of new products in a new and developing sector. Unless the Company can achieve significant market acceptance of its current or future products at volumes and with margins that allow it to cover costs of operations, the Company may never advance beyond the start-up phase. In light of the foregoing, it is difficult or impossible for the Company to predict when and if the Company will achieve profitability.

We Have Incurred Losses Since Our Inception and Anticipate Continued Losses Through at Least 2005.

     The Company has incurred net losses to common shareholders and negative cash flows since its inception in May 1997. The Company had net losses to common shareholders of approximately ($6,157,000) through September 30, 2003, ($20,839,000) in 2002, ($26,146,000) in 2001, ($53,279,000) in 2000
     and ($6,630,000) in 1999. Since its inception in May 1997, the Company has had net losses to common shareholders totaling ($121,075,000). The Company expects to continue to incur net losses through at least 2005. Although the Company is looking for additional ways to economize and reduce costs, its efforts may prove even more expensive than anticipated. Revenue must grow substantially if the Company is to offset these higher expenses and become profitable. Even if the Company does achieve profitability, it may be unable to sustain or increase profitability in the future.

We Might Fail to Develop Successful Products for the Markets in Power Conditioning or Flywheel Systems.

     The successful development of the Company's products involves significant technological and cost challenges and will require additional financing to complete. Major risks include:

     o maintaining the development schedule, as such development could take substantially longer than anticipated;

     o the cost of developing key components of its systems that have significant technical risk and which may not be economically feasible for a competitive product in the high-power market;

     o reducing manufacturing costs for the flywheel's shaft, hub and rim, bearings and related electronics to increase the chances of achieving profitability;

     o    ensuring minimal warranty expenses through design and quality control;

     o    ensuring quality and cost control from suppliers;

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

We Face Intense Competition and We May Be Unable to Compete Successfully in the Inverter or Flywheel Market.

     The markets for renewable energy electronic inverters and highly reliable, uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are offering electronic inverters and flywheel energy storage technology. The Company also competes with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of competing or other alternative energy products for sale to the Company's potential customers, they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than the Company's systems and could be brought to market more quickly. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among potential customers. These competitors may also be better able than the Company to adapt quickly to customers' changing demands and to changes in technology.

     Technological advances in alternative energy products or other alternative energy technologies may render the Company's systems obsolete. The Company does not have any products or technologies other than its inverters or flywheel systems under development. The Company's flywheel systems compete with a number of alternative energy products, as well as other products being developed by potential competitors that have potential commercial applications, including ultra capacitors, fuel cells, advanced batteries, and other alternative energy technologies. The Company's inverter power conversion systems compete with products of more established inverter companies.

Government Regulation May Impair Our Ability to Market Our Products.

     Government regulation of the Company's products, whether at the federal, state or local level, including any change in regulations, on tariffs, product buy downs or tax rebates relating to purchase and installation of its products, may increase the cost and price of its systems, and may have a negative impact on the Company's revenue and profitability. The Company cannot provide assurance that its products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. The Company expects that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. The Company does not know the extent to which any existing or new regulations may impact its ability to distribute, install and service its products. Once the Company's products reach the commercialization stage and distributing its systems begins, federal, state or local government entities may seek to impose regulations.

Product Liability Claims Against Us Could Result in Substantial Expenses and Negative Publicity Which Could Impair Successful Marketing of Our Products.

     The Company's business exposes it to potential product liability claims that are inherent in the manufacturing, marketing and sale of electro-mechanical products, and as such, the Company may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. The Company cannot provide assurance that its product liability insurance will provide sufficient coverage in the event of a claim. Also, the Company cannot predict whether it will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect its business, financial condition or the price of its common stock. In addition, negative publicity in connection with the faulty design or manufacture of the Company's products would adversely affect its ability to market and sell its products.

Safety Failures by Our Products or Those of Our Competitors Could Reduce Market Demand or Acceptance for Renewable Energy Inverters or Flywheels in General.

     A serious accident involving either inverters or flywheels or competitors' similar products could be a significant deterrent to customer acceptance and adversely affect the Company's financial performance. With any form of energy storage, including machinery, chemicals, fuel or other means of energy storage, there is the possibility of accident. In particular, if a metal flywheel fails and the energy stored is released, the flywheel could break apart and the pieces could be ejected at a high rate of speed. However, the Company's flywheels are based on a composite design so that in the event of a failure, the Company's flywheel would shut down rather than disintegrate. To date, the Company's testing validates this design conclusion. Also, the Company believes that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate rather than (as in the case of metal) to break into a small number of large fragments that have a greater possibility of bursting a containment vessel and causing injury. A consortium of government, academic, and industry representatives has been formed to address containment flywheel safety in the event of this kind of flywheel failure. At this early stage of commercialization, there are differing approaches to containment safety with disagreement in the community on the most effective means. With inverters, the potential for personal injury or property damage from faulty electronics exists. However, the Company's inverters have been tested and quality standards established to insure safe operation.

Our Financial Performance Could Be Adversely Affected by Our Need to Hire and Retain Key Executive Officers and Skilled Technical Personnel.

     Because the Company's future success depends to a large degree on the success of its technology, the Company's competitiveness will depend significantly on whether it can attract and retain skilled technical personnel, especially engineers, and can retain members of its executive team. The Company has employment agreements that include non-compete clauses with Messrs. Capp, CEO and President; Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Lazarewicz, Vice President and Chief Technical Officer.

     In the fourth quarter of 2001, the first quarter of 2002 and in July 2002, the Company substantially reduced its workforce. Competition for skilled personnel is intense and, as the Company seeks to determine the right size for its workforce, it may not be successful in attracting and retaining the personnel or executive talent necessary to develop products and operate profitably.

There May Be Only a Modest Number of Potential Customers for Our Products.

     There may only be a limited number of potential customers for the Company's products, in which case the Company will be subject to the risk that the loss of or reduced purchases by any single customer could adversely affect its business.

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

Any Failure to Protect Our Intellectual Property Could Seriously Impair Our Competitive Position.

     The Company cannot provide assurance that it has or will be able to maintain a significant proprietary position on the basic technologies used in its inverter and flywheel systems. The Company's ability to compete effectively against alternative technologies will be affected by its ability to protect proprietary technology, systems designs and manufacturing processes. The Company does not know whether any of its pending or future patent applications under which it has rights will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect the Company's technology or processes, or will protect it from competitors. Even if all the Company's patent applications are issued and are sufficiently broad, they may be challenged or invalidated. The Company could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in the Company's business. The Company does not know whether it has been or will be completely successful in safeguarding and maintaining its proprietary rights.

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

     Stockholders who owned the Company prior to its initial public offering own approximately 45.5% of its outstanding stock as of September 30, 2003. If a sufficient number of these stockholders were to vote together as a group, they would have the ability to control the Company's board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholder votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. These stockholders may use their influence to approve actions that are adverse to the interest of other investors, which could depress the stock price.

The Share Prices of Companies in Our Sector have been Highly Volatile and Our Share Price Could Be Subject to Extreme Price Fluctuations.

     The markets for equity securities of high technology companies, including companies in the power reliability and power quality markets, have been highly volatile recently and the market price of the Company's common stock has been and may continue to be subject to significant fluctuations. This could be in response to operating results, announcements of technological innovations or new products by the Company, or its competitors, patent or proprietary rights developments, energy blackouts and market conditions for high technology stocks in general. In addition, stock markets in recent years have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's common stock, which could affect its ability to attract additional capital to fund operations.

We May not Be Able to Obtain Financing to Continue Operations and will Need to Enter into A Merger or Acquisition and Our Shareholders may Suffer Substantial Dilution.

     In the event of a merger or acquisition, given the volatility of the sector, the Company's inability to sell products to date and the asset impairments it has recognized, the Company's shareholders may suffer substantial dilution. The dilutive effect may increase substantially if the Company's intellectual property is not recognized as an asset in the transaction.

We May Make Investments in Other Energy Companies in Our Sector to Increase Shareholder Value Through Strategic Alliances or Return on Investment Which do Not Create Gains and Therefore Reduce Shareholder Value.

     The Company may make investments in other energy companies in its sector to gain strategic alliances, channels to market or appreciation in stock value. These investments may not increase shareholder value. Given the volatility of share prices for companies in this sector, general economic conditions and market fluctuations in general, the market price of the investments may decrease and reduce shareholder value.

Provisions of Delaware Law and of Our Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

     Provisions in the Company's certificate of incorporation and by-laws and in the Delaware corporate law, and the shareholder rights plan adopted in September 2002, may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by the Company's management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with the Company's annual stockholder meeting in 2001, it implemented a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one-year. Pursuant to a shareholder rights plan adopted in September 2002, the Company issued rights as a dividend on common stock on October 7, 2002 each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (30% in the case of one large shareholder that already owned more than 15%) of the Company's outstanding common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void). The shareholder rights plan was modified by rights plan Amendment 1 dated December 27, 2002. The amendment increased the beneficial ownership approved by the board of directors from 30% to 35% for one large shareholder. Additionally, the Company's board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in the Company's management and board of directors.

Terrorist Attacks have Contributed to Economic Instability in the United States; Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress our Stock Price.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on the Company's business, financial condition and operating results.


Subsequent Event

On March 13, 2002, while the Company's common stock was quoted on the Nasdaq National Market, Nasdaq notified the Company that it had failed to maintain a closing bid price of at least $1.00 per share for 30 consecutive trading days. Pursuant to the Nasdaq's rules, the Company was given a 90-day period, through June 11, 2002, to satisfy that requirement. On July 10, 2002, the Company voluntarily transferred the quotation of its common stock to the Nasdaq SmallCap Market. Pursuant to Nasdaq's rules, the Company was then afforded the period available to SmallCap issuers to regain compliance with the bid price requirement, which was through September 9, 2002. On September 10, 2002, the
Company was notified that, although it failed to satisfy the bid price requirement within the specified time period, the Company was eligible for a second period, which was through March 10, 2003, as contemplated by the Nasdaq's rules. Due to changes to Nasdaq's rules, the company was then given another period, through June 6, 2003, to satisfy the bid price requirement. On June 6, 2003, however, the Company had not satisfied that requirement and it was not eligible for any additional compliance periods. Accordingly, Nasdaq informed the Company that its common stock was subject to removal from the SmallCap Market.

The Company requested a hearing before a Nasdaq Listing Qualifications Panel on this issue on June 18, 2003, which stayed the removal. The Panel's decision, delivered on August 5, 2003, noted that Nasdaq had pending before the Securities and Exchange Commission a proposal to change its minimum bid price rules, and that if such proposals were then in effect the Company would have had additional compliance periods. Accordingly, the Panel granted the Company a 60-day extension (until October 6, 2003) to allow for further developments in the SEC rule-making process. On October 6, 2003, the Company still had not satisfied the minimum bid price requirement. On October 10, 2003 Nasdaq notified the Company that because it satisfied all the requirements, other than minimum bid price, for initially having its common stock quoted on the SmallCap Market, it would, if the Nasdaq's proposal pending before the SEC were then in effect, have qualified for a further compliance period until March 13, 2004, the second anniversary of its initial failure to meet the minimum bid price requirement. Accordingly, Nasdaq extended the period the Company had to meet the minimum bid price until December 8, 2003 provided the Company committed to seek shareholder approval for a reverse stock split to address the bid price deficiency on or before March 13, 2004 and to thereafter promptly effect the split. On October 10, 2003, the Company made this commitment to Nasdaq.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk. At September 30, 2003, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at September 30, 2003, the Company had approximately $738,000 of cash equivalents that were held in interest bearing checking accounts and $10,799,000 invested in interest-bearing money market accounts. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $12,000, which the Company does not believe is material.

Item 4. Controls and Procedures

Mr. F. William Capp, the Company's Chief Executive Officer, and Mr. James M. Spiezio, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, they have concluded that at that time the Company had in place controls and other procedures that were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since that time, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                     PART II

Item 1. Legal Proceedings

On June 30, 2003, Vlado Ostovic, an independent engineer who resides in Germany, commenced a lawsuit against the Company in Middlesex Superior Court in Cambridge, Massachusetts. Mr. Ostovic alleged that the Company owed him $36,700 for engineering consulting services performed under a written agreement with the Company. Mr. Ostovic's Complaint was served on the Company on or about July 16, 2003. The Company offered to pay Mr. Ostovic for hours worked pursuant to the contract rate, which amounted to approximately $18,000. Mr. Ostovic was not willing to accept this proposal. Through negotiations, Mr. Ostovic and the Company agreed to settle this matter for $22,440.

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

From November 16, 2000 to September 30, 2003, the Company spent approximately $9.9 million for inventory and materials used in research and development and $7.2 million for property and equipment, including the build-out of its facility at 234 Ballardvale Street in Wilmington, MA. In addition, the Company spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of its initial public offering. The Company has spent approximately $37.3 million for other working capital needs. In addition to the above, the Company advanced funds totaling approximately $785,000 to three officers of the Company. Through September 30, 2003, the Company has collected approximately $378,000 in payments on these advances and two of the three loans have been paid in full. The remaining loan is to Mr. William Stanton, who serves on the board of directors for the Company and was its former CEO and president. The outstanding balance on Mr. Stanton's loan at September 30, 2003 was approximately $441,000. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of approximately $426,000 to reserve the remaining balance of this advance. In August 2003, Mr. Stanton sold all of the stock that secured the loan. After September 30, 2003, he reduced the loan balance by $323,000. The remaining loan balance of $118,000 has not been forgiven and remains outstanding, even though all stock held as security under the loan agreement has been sold. In September 2003, the reserve balance was reduced to $118,000. This activity is included in other expenses in the accompanying consolidated statement of operations.

Other than as disclosed above, none of these amounts were direct or indirect payments to directors or officers of the issuer or their associates or to persons owning 10% or more of the Company's common stock or to any of its affiliates.

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

                            BEACON POWER CORPORATION

   Date:  November 14, 2003           By:  /s/ F. William Capp
                                           -------------------
                                           F. William Capp
                                           President and Chief Executive Officer


          November 14, 2003           By: /s/ James M. Spiezio
                                          -------------------
                                          James M. Spiezio
                                          Vice President of Finance, Chief
                                          Financial Officer, Treasurer and
                                          Secretary, Principal Financial Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2003 based upon such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 14, 2003
                               /s/ F. William Capp
                               -------------------
                                 F. William Capp
                             Chief Executive Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2003 based upon such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 14, 2003
                              /s/ James M. Spiezio
                              --------------------
                                James M. Spiezio
                             Chief Financial Officer

                                                                   Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Beacon Power Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. William Capp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 14, 2003



                             By /s/F. William Capp
                                ------------------
                                F. William Capp
                                Chief Executive Officer

                                                                   Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report of Beacon Power Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Spiezio, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 14, 2003


                             By: /s/James M. Spiezio
                                 -------------------
                                 James M. Spiezio
                                 Chief Financial Officer