Form 10-K
period 2003-12-31
BEACON POWER CORP
filed 2004-03-30
CIK 1103345

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

                   For the fiscal year ended December 31, 2003
                        Commission files number 000-31973

                            Beacon Power Corporation
             (Exact name of registrant as specified in its charter)


            Delaware                                   04-3372365
(State or other jurisdiction of                     (I.R.S.Employer
 incorporation or organization)                    Identification No.)

     234 Ballardvale Street
 Wilmington, Massachusetts                             01887-1032
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __X___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). ___ Yes _X_ No

     As of June 28, 2003 the market value of the voting stock of the registrant held by non-affiliates of the registrant was $7,450,147.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 23, 2004 was 43,005,526.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Exhibit Index (Item No. 15) located on pages 49 and 50 incorporates several documents by reference as indicated therein.

                                Table of Contents
                                                                          Page
PART I
     Item 1.    Business                                                     1
     Item 2.    Properties                                                   9
     Item 3.    Legal Proceedings                                            9
     Item 4.    Submission of Matters to a Vote of Security Holders          9
     Item 4A.   Executive Officers of the Company                            9

PART II
     Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters                                       11
     Item 6.    Selected Consolidated Financial Data                        12
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13
     Item 7A.   Quantitative and Qualitative Disclosure about Market Risk   27
     Item 8.    Financial Statements and Supplementary Data                 28
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       50
     Item 9A.   Controls and Procedures                                     50

PART III
     Item 10.   Directors and Executive Officers                            51
     Item 11.   Executive Compensation                                      55
     Item 12.   Security Ownership of Certain Beneficial Owners
                  And Management                                            58
     Item 13.   Certain Relationships and Related Transactions              60
     Item 14.   Principal Accounting Fees and Services                      61

PART IV
     Item 15.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                       62

     Signatures                                                             65

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements reflect Beacon Power Corporation's view about future events and financial performance, including among other things, its expected future revenues, costs of operations and capital expenditures, estimates of the potential markets for its products, the rate of growth in those markets and the competitive advantage that the Company's products has that will result in gaining market share. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these estimates due to a number of factors as discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Conditions" and "Results of Operations - Risk Factors " of this Form 10-K.

                                     PART I

Item 1.  Business

Overview

     Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. The Corporation and its subsidiary (collectively "Beacon" or "the Company") design, develop, configure and offer for sale, power conversion and energy storage systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party technology and components for a number of applications and potential applications. The Company has the following products, which are in varying stages of development:

o A high-power, flywheel-based system, that continuously regulates the frequency of electricity on the power grid, which the Company refers to as its Smart Energy(TM) Matrix, that could be used by independent system operators and regional transmission operators to regulate electrical power;

o The Smart Energy Matrix could also continuously regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced by that facility;

o A high-power, flywheel-based system that could provide electricity until a longer-term backup power source comes on-line, which the Company refers to as its Smart Power(TM) 250;

o An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use, which the Company refers to as its Smart Power M5 inverter system; and

o A high-energy flywheel-based system that stores electricity for telecommunications, cable systems, computer networks, and Internet markets applications, the Company refers to this product as its Smart Energy system.

     From the Company's inception through December 31, 2003 it has incurred losses of approximately $123.5 million. The Company does not expect to become profitable or obtain positive cash flow before 2006. The Company must raise additional equity to execute its business plan. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain an equity investment by early 2005 to fund:

o        continuing as a going concern;
o        ongoing research and development of inverter products;
o        manufacturing operations;
o        working capital requirements; and
o        new business development,

     In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially.

     The Company's losses and uses of cash may fluctuate significantly from quarter to quarter as sales (if any), costs of development, inventories and receivables fluctuate. These fluctuations in cash requirements could put additional pressure on the Company's cash position. There can be no assurance that the Company will be able to raise the required capital or that sufficient funds will be available to it on terms that it deems acceptable, if they are available at all.

     The Company continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises." Even though the Company had shipped 31 of its Smart Power M5 inverter systems by December 31, 2003, its operations have not yet reached a level that would qualify it to emerge from the development stage. The Company is selling its Smart Power M5 inverter system to distributors who in turn sell them to installers who then make sales to residential homeowners or commercial customers.


Products and Markets

Smart Energy Matrix

     The Company has identified an application for its Smart Energy Matrix in a well-established market with attractive pricing characteristics. This market is frequency regulation for the power grid. In order to maintain a constant frequency alternating current, the power grid must constantly balance the supply of power generated with the varying demand for it. This balance is maintained today by constant, small adjustments in the output of some of the generators operating on the grid. Not all generators can be successfully operated with constantly varying output, but all generators that are able to operate this way incur higher operating costs due to increased fuel consumption and maintenance. Using the Company's Smart Energy Matrix, frequency regulation can, for the first time, be provided separately with higher performance and lower operating costs. The Smart Energy Matrix is the first product that would specifically address this application.

     The requirements of the frequency regulation application match perfectly with the characteristics of the Smart Energy Matrix, which draws excess energy when generated power exceeds demand and delivers it when demand exceeds supply. Unlike generator-based frequency regulation, no fuel is consumed, and no emissions are generated. The Smart Energy Matrix's characteristics should simplify and accelerate the process for establishing new sites and obtaining required permits. The Smart Energy Matrix can also be located nearly anywhere advantageous to the power grid, even within distribution systems.

     From an environmental perspective, the Company's Smart Energy Matrix will reduce fuel consumption of generators because they will be able to operate at optimum efficiency instead of operating at less than optimum efficiency in order to provide regulation. In addition, during peak output requirements, widespread use of the Company's Smart Energy Matrix to provide frequency regulation would avoid the need to utilize the most inefficient generators. Both of these changes in the way generators are used would reduce carbon dioxide and other emissions.

     Separate from the frequency regulation of the power grid market identified above, the Company has identified an additional application for its Smart Energy Matrix. That application is providing a high-power, flywheel-based system that continuously regulates the frequency of electricity produced by a distributed generation facility and compensates for temporary differences between the demand for electricity and the amount being produced. A distributed generation facility is any electrical power source other than the power grid, including advanced generators such as fuel cells, natural gas engines, wind turbines, photovoltaic arrays and microturbines which usually supply local power to facilities such as hospitals or manufacturing plants. The Company's Smart Energy Matrix can be used to regulate the frequency of the distributed generation facility's power in the same way it regulates the frequency of the power grid as described above. The Smart Energy Matrix, because of its fast response time, can also compensate for the generators slow response characteristics and therefore supply stability to these micro-grid facilities. In distributed generation, demand fluctuations are a much higher percentage of power production than experienced in the power grid, which affects the distributed generator's ability to match supply and demand.

     The Smart Energy Matrix will be designed to store enough energy to deliver one megawatt for 15 minutes and can be ganged to deliver ten or more megawatt systems. Each Smart Energy Matrix will consist of a container housing ten flywheels and the necessary electronics to connect to the grid. The Smart Energy Matrix because of its container design will be able to be deployed in a few days and it can be easily relocated.

     Although the Company has finished the preliminary designs for the Smart Energy Matrix, it will not begin significant design or development until the market has expressed a more tangible interest in this product and the Company has sufficient funds to complete development. Once begun, the development cycle for completion of this product is expected to be 18 to 24 months, and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company cannot receive revenues from this product for approximately two to three years after development has commenced.

Smart Power 250

     For uninterrupted power supply applications the Company has available it's Smart Power 250 for short (10 to 60 seconds) duration. When grid power is interrupted, the Company's Smart Power 250 provides power for a short time while a diesel generator can be activated. This application would typically be for commercial and industrial facilities. The Company does not produce the short duration Smart Power 250, but has domestic distribution agreements in place for the flywheel and the required electronics with their manufacturers. The Company does not believe that the market for this product is significant. The Company does not have any short duration Smart Power 250 units in inventory and has not placed any purchase orders for any of the product's components. The Company has designs based on its technology that could create a long duration Smart Power 250 that would have output power of up to 500kW or durations of ten to 15 minutes. The ability to provide run times of ten to 15 minutes would allow the use of alternate long-term power sources such as gas turbines, fuel cells and natural gas generators which require the longer ride through capabilities. The Company believes that as these alternative long-term power sources become commercialized, its product's long duration capabilities make it an ideal component of these power sources.

Smart Power M5

     The Smart Power M5 inverter system for the photovoltaic energy market converts the direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. Solar cells contain semi-conducting material that converts sunlight into direct current electricity. Photovoltaic modular panels typically contain approximately 40 solar cells. The Company's Smart Energy M5 inverter system has the capacity to convert direct current electricity into up to 5,000 watts of alternating current.

     The Company began delivering its Underwriters Laboratory approved Smart Power M5 inverter systems in December 2003. The Smart Power M5 has been designed for use in North American grid-connected solar power applications. The Company intends to develop on and off grid inverters for use throughout the world. The Company also plans to develop inverters for use in low power wind turbine applications.

Smart Energy

     The Company has available for sale its Smart Energy products, which deliver a low level of power for a long period of time (typically measured in hours). These products include the 2kWh and 6kWh Smart Energy systems, which have demonstrated quality performance and reliability at numerous sites. The Smart Energy products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company believes that its Smart Energy products offer life cycle cost advantages and significant performance improvements over conventional, battery-based back-up power sources. At this time, does not have orders for its Smart Energy products or any inventory of finished products and does not have purchase orders in place with vendors for components. In the event that the Company receives significant customer orders for these products, it will need to place orders for components with vendors and hire and train manufacturing personnel to assemble, inspect and assist in the installation of deliverable units.

     The Company's Smart Energy systems have approximately 350,000 hours of operation in customer sites without failure of their mechanical system, which the Company believes verifies the reliability of their technologies. The Company has successfully maintained power with no degradation of service in planned and unplanned losses of utility power at several telecom and cable sites. Also, the Company's systems can be adapted to deliver the amount of power and back-up time required to meet specific needs of customers by integrating multiple flywheel systems in parallel. This has been successfully demonstrated at several sites.

     The Company believes that its Smart Energy technology is an excellent base to begin development of a higher energy 25kWh flywheel system for renewable applications when the Company determines that the market interest is sufficient to justify that product's development.

Approvals and Certifications

     The Company has obtained Underwriters Laboratory approval for its Smart Power M5 inverter system. The California Energy Commission and New York's Public Service Commission for on-grid applications have also approved this product.

     The Company has obtained Underwriters Laboratory approval for its existing 2kWh and 6kWh Smart Energy products. The Company has also designed and certified its Smart Energy systems in accordance with Telcordia standards, which are the baseline for performance and safety standards established by the telecommunications industry. The Company's Smart Energy products are the only flywheel products that have passed a Zone 4 earthquake test while operating, making them suitable for use anywhere in the United States. The Company's Smart Energy flywheel systems have also been successfully tested for concurrence with the Institute of Electrical and Electronics Engineers (IEEE) 587 standard, which is the required standard for all Uninterruptible Power Supply systems.

The Company's Technology

Flywheel-based products

     Since the Company's formation, it has been developing flywheel energy storage products to offer superior reliability and performance at competitive costs. The Company's composite flywheel is a rotating wheel on hybrid, magnetic bearings that operates in a near-frictionless vacuum environment. When the rim spins, it stores kinetic energy. The flywheel is powered up to its operational speed, like a motor, using electricity from an external power source. The flywheel is able to spin for extended periods with great efficiency, because friction and drag are virtually eliminated by employing magnetic bearings and a vacuum in the container. Because it has very low friction, little power is required to maintain the flywheel's operating speed. When electrical power is needed, the spinning flywheel drives a generator and its bi-directional inverter converts the kinetic energy into electrical energy.

     Steel flywheels have been used since the industrial revolution in applications such as piston engines to store energy during the power stroke for release during the compression stroke. These applications are limited by the revolutions per minute at which steel flywheels are able to operate and by the limited density of storage of energy by volume of steel. The products the Company offers employ new enabling materials and products such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. The Company's composite flywheels are fabricated from high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight flywheels made from metals. For example, a 600-pound steel flywheel running at 8,000 revolutions per minute will store approximately 900 watt-hours of energy and can deliver only 850 watt-hours of energy. In contrast, the Company's 500-pound 6kWh composite flywheel running at 22,500 RPM stores 7,200 watt-hours of energy and delivers 6,000 watt-hours of energy. On a per-pound basis, the Company's composite flywheel technology is significantly more efficient than steel flywheels.

     The Company's proprietary technology enables the design of maintenance-free flywheel products, in that its products employ an internal rather than external vacuum system and its bearing systems have been designed and developed to have no scheduled replacement or maintenance. Competing flywheel products rely on bearings and external vacuum systems that require periodic maintenance and replacement. The Company's Smart Energy flywheel systems have dramatically longer discharge times than any other flywheel energy storage system; this is possible because the Company's technologies result in higher amounts of stored energy and minimal energy losses during those products' operation.

Inverter Products

     The Company began developing its Smart Power M5 inverter system for photovoltaic applications during 2003. This product and additional solar products being developed are based on intellectual property the Company acquired and has significantly enhanced in the areas of performance, ease of installation, software integration, and reliability.


     The Company's Smart Power M5 inverter system is designed for use in grid-connected solar applications. When AC power is interrupted, the Smart Power M5 inverter system immediately converts to an independent battery back-up mode, continuing to provide electricity to critical loads. This product is the most compact, easy-to-install and efficient product available for solar on-grid applications. The Company plans to expand its product family to include systems for use in solar off-grid applications as well as high voltage on-grid and off-grid domestic applications. The Company plans to develop international configurations for those applications it believes it can successfully market.
The Company also plans to introduce its technologies into wind turbine applications in the future.


Research and Development

     The Company believes that its research and development efforts are essential to its ability to successfully design and deliver products to targeted customers, as well as to modify and improve its existing products to reflect the evolution of markets and customer needs. The Company has worked closely with potential customers to define product features and performance requirements to address specific needs for both flywheel based solutions and renewable energy applications. Research and development expenses, including engineering expenses, were approximately $3,550,000 in 2003, $7,130,000 in 2002, and $17,628,000 in
2001. The Company expects research and development expenses in 2004 to be somewhat higher than those in 2003 due primarily to the costs of development for several new inverter products. If the Company is able to validate market opportunities for its flywheel based products, it may choose to make significant levels of research and development expenditures in order to pursue those markets. At December 31, 2003, the Company employed 18 engineers and technicians who were engaged in research and development. At December 31, 2002, the Company had 23 engineers and technicians.

Manufacturing

     The Company assembles and tests Smart Power M5 inverters at its facility. The Company has design drawings and process specifications to ensure the quality of components manufactured by its suppliers. The Smart Power M5 inverter system is a combination of off-the-shelf components and components produced to specifications developed by the Company. The Company believes it has adequate vendor sources for all the components for the Smart Power M5 inverter systems to meet customer demand.

     The Company's facility continues to be underutilized as a result of reductions in development work and a lack of customer orders for its flywheel systems. The Company maintains a limited manufacturing staff, many of whom are skilled in Six-Sigma cost and quality control techniques. If customers begin to order flywheel systems, the Company expects to establish assembly and test capabilities using outside suppliers to provide components to meet product demand. The suppliers of the Company's mechanical flywheel and the control electronics for short duration Uninterruptible Power Supply applications are both single-source suppliers, and the loss or interruption of supply from either of these suppliers would adversely affect the Company's ability to market and deliver these products.

Sales and Marketing

     The Company's sales and marketing efforts for its flywheel-based product have been focused on regional transmission operators, in particular, PJM Interconnect system, which is the nation's first federally regulated regional transmission operator. PJM has worked closely with the Company to evaluate the performance characteristics of its product. PJM has informed the Company that it believes the Company's Smart Energy Matrix flywheel system could be added to PJM's power grid, and bid into the frequency regulation market. The Company is presenting its Smart Energy Matrix product to other regional transmission operators as well as power utilities in an effort to establish tangible interest.

     The Company's sales and marketing efforts in renewable energy are focused on the sale of its Smart Power M5 inverter systems for North American solar power applications. For the renewable energy market the Company is marketing its Smart Power M5 inverter system to distributors in North America who provide products to residential and commercial installers. The Company is attempting to build market interest through advertising, trade press articles, participating in industry conferences, technical presentations to installers, trade shows and homeowner shows.

     Marketing efforts for the Company's Smart Energy and Smart Power 250 products have been limited to providing support for its field trial systems and identifying key prospects and working with those companies to demonstrate the Company's product advantages, which include, life cycle cost benefits and high reliability. The Company has installed on-site, working demonstration units of both its Smart Energy products at various major telecommunications and cable companies. While sales efforts for these products have been limited, the Company plans to continue to perform market analysis to identify opportunities for installations that require the unique characteristics of these products and to emphasize their value proposition and greater technical benefits. Potential customers for its Smart Power 250 product include businesses with heightened needs for 100% reliability, such as hospitals, data centers, call centers and other critical-use facilities. The Company believes that its products will also be attractive to customers with power sources that are very expensive to replace or maintain due to their location or other factors, or power sources located where there are high or low prevailing temperatures or dramatic changes in temperature. And from an environmental perspective, the Company believes its flywheel products, which contain no hazardous chemicals, are more attractive to customers when compared to lead-acid batteries.

Backlog

     At December 31, 2003, the Company had shipped 31 Smart Power M5 inverter systems to its distributors but did not recognize revenue. The Company did not have any unfilled orders at year-end. Revenue will be recognized on these products as they are sold by the distributors.

Customer Service

     The Company intends to provide maintenance and support for its products by utilizing its own customer service personnel as well as support as needed from its engineering organization. In the future, the Company may elect to contract all or part of the customer service activities to outside sources as it deems it effective from both a customer satisfaction and Company cost perspective. The Company's Smart Power M5 inverter system is sold with a five-year warranty.

Competition

     The Company believes its Smart Energy Matrix will offer superior performance and cost benefits over generators, which now perform the task that will be performed by the Smart Energy Matrix. The Company believes that, given the demands of the frequency regulation market, batteries, metal flywheel and other alternative energy technologies, such as fuel cells and ultra capacitors, will not compete with the Smart Energy Matrix.

     There are several products that compete with the Smart Power M5 inverter system sold by companies with greater experience in the solar power conversion market. This market is intensely competitive, with the principal bases for competition being system reliability, quality, brand recognition, and price. The Company believes that it has a competitive advantage due to its product's reliability, ability to continue to provide power when the grid fails, improved design and efficiency benefits compared to other systems providing energy storage.

     Substantially all of the high-energy and uninterrupted power supply markets that the Company's Smart Energy and Smart Power flywheel systems compete in are dominated by battery-based products, rather than battery-free technologies. These markets are intensely competitive, with the principal bases for
competition   being  system  first  cost,  brand   recognition,   quality,   and
reliability.

     Additional alternative energy products that are potentially competitive include ultra capacitors, fuel cells with integrated hydrogen generation and storage, and super-conducting magnetic energy storage products. There are other companies selling diesel generators and micro turbines that are competitors in the broadest sense, although the Company believes that in most cases, its flywheel systems will be complementary to that equipment.

     The Company's Smart Energy Matrix system provides back-up power and competes on the basis of life-cycle cost and value to the customer. Although the Company's product offers attractive performance to cost benefit when viewed on a life-cycle cost basis, customers are more focused on first cost, which makes it very difficult for the Company to effectively compete. The Company plans to continue to emphasize the value proposition of its products such as increased dependability, environmental benefits, and their long maintenance-free life.

     The  Company  believes  that  its  high-energy   flywheel  systems  provide
significant advantages to potential customers due to the numerous problems associated with lead-acid batteries, including:

o Reliability. Batteries are not only prone to multiple problems leading to battery failure, but when they are repeatedly used at close to their maximum energy capacity; their output capacity can rapidly decrease, reducing the batteries' effectiveness over time. Also, the amount of energy available in battery systems may not readily be monitored and, therefore, the amount of remaining energy cannot be assured.

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

     In addition to the Company's products, there are other companies working to offer lead free chemical batteries such as nickel metal hydride and lithium ion, as well as alternative technologies such as super capacitors and super conductive magnetic energy storage.


Intellectual Property

     The Company's success depends upon its ability to develop and maintain the proprietary aspects of its technologies and to operate without infringing on the proprietary rights of others. To some extent, the Company's success also depends upon the same abilities on the part of its suppliers.

     The intellectual property rights of the Company's flywheel-based products are based upon a combination of SatCon Technology Corporation's flywheel technologies and patents that the Company is licensed to use, in perpetuity, and patents that the Company holds or which are pending. The Company was issued by SatCon a perpetual, exclusive, royalty-free, worldwide right and license to use its flywheel technologies and patents for stationary terrestrial flywheel applications. Those rights include eleven issued U.S. patents and eleven U.S. and foreign patent applications that expire on various dates between 2012 and 2021. This license covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of Beacon's initial public offering. The Company is not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. The Company expects to develop additional intellectual properties and trade secrets as it continues developing additional Smart Energy and Smart Power flywheel systems. The Company owns all technology improvements it has developed that are based on the technology licensed from SatCon. The Company also holds patents on its flywheel vacuum system, heat pipe cooling system and output paralleling algorithm and has 25 pending U.S. and foreign patent applications, and two other applications being prepared for filing.

     The Company relies on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of its technology. The Company seeks to limit disclosure of its intellectual property by requiring employees, consultants, and any third parties with access to its proprietary information to execute confidentiality agreements and by restricting access to that information. The Company's patent and trade secret rights are of material importance to its current and future prospects. The Company is actively pursuing both national and foreign patent protection.

     The short duration Smart Power 250 is based on intellectual property owned or controlled by the manufacturers of the two main elements of that product.

     The intellectual property rights for the Company's Smart Power M5 inverter systems are based on the intellectual property assets of Advanced Energy Systems, Inc., that the Company purchased in March 2003. These assets are wholly-owned by the Company and include anti-islanding software, which ensures safe grid utility interconnection and reliable transition to stand-by power when the grid fails, as well as drawings, source code, production know-how, and all associated documentation. The Company has made substantial improvements to these assets.

Government Regulation

     The Company does not believe that it will be subject to existing federal and state regulatory commissions governing electric utilities and other regulated entities. The Company believes that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. The Company intends to encourage the standardization of industry codes to avoid having to comply with differing regulations on a state-by-state or locality-by-locality basis. The Company has obtained FCC approval of its Smart Energy 250 flywheel systems. The Company plans to pursue the appropriate approvals for all emerging products.

Employees

     At December 31, 2003, the Company's headcount was 24 full-time employees and five independent contractors, of which approximately 18 were engineers and technicians involved in research and development and five were in sales, marketing and customer service. The remaining six people were involved in administrative tasks. None of the Company's employees are represented by a union and the Company considers its relations with employees to be satisfactory.

Item 2.  Properties

     The Company's principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007.

Item 3.  Legal Proceedings

     The Company is not involved in any legal proceedings; however, it may from time to time be involved in legal proceedings in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters that were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

Item 4A.  Executive Officers of the Company

     The Company's executive officers, positions and their ages as of March 23, 2004, are as follows:

Name                     Age           Position

F. William Capp           55           President and Chief Executive Officer,
                                       Director

Matthew L. Lazarewicz     53           Vice President and Chief Technical
                                       Officer

James M. Spiezio          56           Vice President of Finance, Chief
                                       Financial Officer, Treasurer and
                                       Secretary


F. William Capp

     Mr. Capp has served as the Company's President and Chief Executive Officer since December 1, 2001 when he joined Beacon Power. Prior to joining Beacon Power, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of a division of York International where he increased aftermarket sales by over 50% from 1997 to 1999, which were the two most profitable years in that division's history. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand. From 1992-1997, he served as Vice President and General Manager of the Compressor Division where he was responsible for an operation with over 700 employees. He managed a complex supply chain including over $100 million in purchases from a variety of companies. From 1989-1992, Mr. Capp was the Vice President of Technology for the Torrington Company, which is a $900 million manufacturer of bearings and precision components to the automotive and other industries worldwide. Mr. Capp assisted in the development of new products, new manufacturing technologies and project management. He also held numerous other engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor, and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality.


Matthew L. Lazarewicz

     Mr. Lazarewicz has served as the Company's Vice President of Engineering since February 1999, and was named Chief Technical Officer in September of 2001. Prior to joining the Company, Mr. Lazarewicz worked for General Electric Company in various capacities. He started his 25-year career with the General Electric Company in the gas turbine division as a design engineer. After a transfer to GE Aircraft Engines, he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. Most recently he served as a manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter from 1991 to 1996. This included the development through production phases. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.


James M. Spiezio

     Mr. Spiezio joined the Company in May 2000. He has served as Vice President of Finance, Chief Financial Officer and Treasurer since July 2000, Secretary since March 2001, and the company's Corporate Controller from May 2000 to July 2000. He worked as a financial consultant from November 1999 to May 2000. He has over twenty-five years of diversified manufacturing and financial management experience. Prior to acting as an independent financial consultant, Mr. Spiezio was the Chief Financial Officer at Starmet Corporation, a diversified metallurgical manufacturing company engaged in both the commercial and government sectors, from January 1993 to November 1999. While at Starmet he also served as President of a wholly owned chemical and manufacturing facility for five years and held additional financial management positions including Corporate Controller and Manager Planning and Analysis. Prior to joining Starmet, Mr. Spiezio held financial management positions with United Technologies Corporation, Pratt & Whitney Aircraft Group in accounting, cost control and business analysis. Prior to Pratt & Whitney, Mr. Spiezio held financial management positions with General Electric Company in both the Power Systems and Apparatus Services business groups. Mr. Spiezio is a graduate of the Indiana University School of Business.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the period indicated.

                             High        Low

Twelve months ended December 31, 2003
Fourth quarter               $1.54       $0.70
Third quarter                $1.34       $0.24
Second quarter               $0.48       $0.16
First quarter                $0.30       $0.16

Twelve months ended December 31, 2002
Fourth quarter               $0.44       $0.14
Third quarter                $0.31       $0.15
Second quarter               $0.58       $0.21
First quarter                $1.50       $0.50

     On March 23, 2004, the last reported sale price of the Company's common stock on the NASDAQ SmallCap Market was $1.01 per share, and there were 303 holders of record of common stock. The number of record holders does not include shares held in "street name" through brokers.

     The Company has never declared or paid cash dividends on shares of its common stock. The Company expects to retain any future earnings to finance the expansion of its business, and therefore does not expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the Company's board of directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

During 2003, the Company issued no unregistered securities.

Item 6.  Selected Consolidated Financial Data

     The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

     The following tables present selected historical financial data for the years ended December 31, 2003, 2002, 2001, 2000, 1999, and for the period from May 8, 1997, the date of the Company's inception, through December 31, 2003.

                                                                                                     Period from
                                                                                                        Date
                                                                                                    of Inception
                                                                                                    (May 8, 1997)
                                                                                                         to
                                                              Year ended December 31,
                                                                                                    December 31,
                                                    2003     2002      2001      2000      1999         2003
                                                 ------------------------------------------------------------------
                                                               (in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues                                              $   -    $   -     $   -     $  50     $  269      $     551

                                                 ------------------------------------------------------------------
Operating expenses:
   Selling, general and administrative                4,936    5,637     8,940     4,631      1,559         28,059
   Research and development                           3,550    7,130    17,628    12,715      3,506         50,344
   Loss on sales commitments                              -        -         -        51        325            376
   Depreciation and amortization                        285    1,644     1,324       401        219          3,951
   Restructuring charges                                  -    2,159         -         -          -          2,159
   Loss on impairment of assets                         367    4,297         -         -          -          4,664
                                                 ------------------------------------------------------------------
Total operating expenses                              9,138   20,867    27,892    17,798      5,609         89,553
                                                 ------------------------------------------------------------------
Loss from operations                                (9,138) (20,867)  (27,892)  (17,748)    (5,340)       (89,002)
Interest and other income (expense), net                520       28     1,746       330      (331)          2,405
                                                 ------------------------------------------------------------------
Net loss                                            (8,618) (20,839)  (26,146)  (17,418)    (5,671)       (86,597)
Preferred stock dividends                                 -        -         -  (35,797)      (917)       (36,826)
Accretion of redeemable convertible preferred
stock                                                     -        -         -      (64)       (42)          (113)
                                                 ------------------------------------------------------------------
Loss to common shareholders                         (8,618) (20,839)  (26,146)  (53,279)    (6,630)      (123,536)
                                                 ==================================================================
Net loss per share, basic and diluted               ($0.20)  ($0.49)   ($0.61)  ($10.77)  ($393.52)
                                                 ===================================================
Shares used in computing net loss per share,         42,886   42,797    42,551     4,946         17
basic and diluted
                                                 ===================================================

                                                                  As of December 31,
                                                 2003         2002        2001       2000        1999
                                             -------------------------------------------------------------
                                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents                           $9,314     $18,222     $34,602    $62,497        $234
Working capital                                      9,048      17,220      32,788     59,224       (878)
Total assets                                        12,599      20,906      42,131     67,738         974
Redeemable convertible preferred stock                   -           -           -          -       4,535
Total stockholders' equity (deficiency)             $9,497     $18,075     $38,981    $63,308    ($8,591)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with its financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors " section and contained elsewhere in this Form 10-K.

Overview

     When the Company recognized that its Smart Energy products as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving the Company's intellectual properties and maintaining the integrity of its public company requirements while evaluating all potential product markets for the Company's technologies and considering acquisitions or mergers that could lead to increased shareholder value. Based on this evaluation, which is ongoing, the Company (i) believes that it has identified two promising applications for its Smart Energy Matrix product and (ii) has introduced its Smart Power M5 inverter system into the renewable energy market and delivered 31 units in 2003.

     The Company must raise additional equity to execute its business plan. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain an equity investment by early 2005 to fund:

o        continuing as a going concern;
o        ongoing research and development of inverter products;
o        manufacturing operations;
o        working capital requirements; and
o        new business development,

     In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially.

     The Company will not undertake this development or make investments without expressions of tangible interest from the marketplace and having identified sufficient funding to ensure that it could complete development of this product.

     From inception through December 31, 2003, the Company has incurred losses of approximately $123.5 million. The Company expects to continue to incur losses as it expands its product development, commercialization program, and expansion of its manufacturing capabilities.

     The Company recognized an asset impairment charge in 2003 and restructuring and asset impairment charges in 2002. The Company, as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," periodically evaluates all of its property and equipment in light of facts and circumstances and the outlook for future cash flows. As a result of its ongoing evaluations, in 2003 the Company took a non-cash charge of approximately $0.4 million representing the impairment of capitalized costs of internally developed intellectual property including various patents and patents pending relating to the Company's flywheel technology. In 2002 the Company took a non-cash charge of $6.5 million of which $4.3 million represented impaired capital equipment and leasehold improvements, $1.9 million related to a reserve against future lease payments and related facility costs and $0.3 million relating to severance costs. These charges related to a substantial portion of the Company's long-term assets being idled, including machinery and equipment, tooling, office furniture and fixtures and leasehold improvements. The portion of the reserve that relates to future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.


     Revenues. Although the Company has begun shipment of commercial products, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises." The Company has begun shipping its Smart Power M5 inverter system in the solar renewable energy market through domestic distributors who in turn sell the Company's products to installers who then make sales to residential homeowners or commercial customers. The Company has established that it will recognize revenues, in accordance with accounting principles generally accepted in the United States of America, based on the sales by its distributors to their customers. The Company has determined that this treatment will ensure that the recognition of revenue cannot be impacted by any disputes between the Company and its distributors on product or possible issues resulting from technology risk as new products are commercialized that may have enhanced functionality to product already delivered to distributors. The Company is continuing to evaluate markets for its flywheel systems but has not recognized revenues in 2003, 2002 or 2001. Prior to the fourth quarter of 2000, the Company recorded revenues as a result of development contracts with government entities focused on the design of flywheel technologies. The Company has placed development prototypes with potential customers and shipped pre-production units. These products were provided to potential customers without charge or on a demonstration basis to allow the Company access to field test information and to demonstrate the application of the technologies.

     Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. During 2003, the Company increased its sales and marketing efforts for its flywheel based products, to introduce its concepts for frequency regulation and Smart Energy Matrix applications. The Company also continued to market the Smart Power 250. The Company expanded its sales and marketing effort into the renewable energy market for its Smart Power M5 inverter product. The Company continues to rely on engineering personnel to provide technical specifications and product overviews to its potential customer base. The Company expects sales and marketing expenses to continue to increase as it expands efforts to define new markets for its products. General and administrative expenses consist primarily of compensation and benefits related to the Company's corporate staff, professional fees, insurance and travel. The Company expects that its selling, general and administrative expenses will increase during 2004 as compared to 2003 as a result of expanded sales and marketing expenses.

     Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development, and support staff, as well as materials and supplies used in the engineering design and development process. These costs are expected to increase in 2004 as compared to 2003. While the Company does not expect to incur significant additional costs for its existing flywheel products, the Company does expect to incur costs for the design and development of additional products for renewable energy applications. The costs of development of its flywheel systems will be significant if the Company determines there is sufficient market validation to initiate development of these products and it has funding to complete this work.

     Loss on Sales Commitments. The Company will establish reserves for anticipated losses on sales commitments when its cost estimates indicate a loss will be incurred. The Company did not accrue such losses during 2003 or 2002. In the second half of 2001 the Company reversed projected losses contemplated and recognized during 2000 and early 2001. The Company is most likely to recognize probable losses on sales commitments early in a product's introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts.

     Restructuring and asset impairment charges. The Company recognized restructuring and asset impairment charges during 2003 and 2002. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market and therefore has taken non-cash asset impairment charges of $0.4 million in 2003 and aggregating $4.3 million in 2002, pursuant to Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company has intellectual property in the form of patents on its flywheel vacuum system, its heat pipe cooling systems, DC output paralleling, anti-islanding software, drawings, source code, and production know-how on its Smart Power M5 inverter system, and expects to obtain other patents during 2004 and beyond.

     Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to interest income relating to cash on hand from its private financings and initial public offering and interest expense associated with its capital.


Results of operations:

Comparison of Year ended December 31, 2003 and 2002

                                                        Year ended December 31,
                                                 2003      2002    $ Change   % Change
                                               ------------------------------------------
                                                            (in thousands)
Revenues                                           $   -     $   -      $   -        N/A
Selling, general and administrative                4,937     5,637      (700)       -12%
Research and development                           3,550     7,130    (3,580)       -50%
Depreciation and amortization                        285     1,644    (1,359)       -83%
Restructuring and impairment of assets               367     6,456    (6,089)       -94%
Interest and other income (expense), net             520        28        492      1757%

     Revenue. Proceeds from the sale of demonstration and test of 2kWh and 6kWh Smart Energy flywheel units as well as engineering services performed for other companies has been applied as a reduction against research and development expense and has not been recorded as revenue. These amounts were approximately $130,000 and $79,000 for 2003 and 2002, respectively. The Company did record deferred revenue for the first time during the fourth quarter of 2003 for shipments to distributors of its Smart Power M5 inverter systems.

     Selling, General and Administrative Expenses. The decrease from 2002 to 2003 of approximately $700,000 was primarily the result of lower consulting expenditures in 2003 than the prior year. The Company expects its selling, general and administrative expenses to increase in 2004 over 2003 due primarily to marketing and sales expenses associated with both flywheel and inverter products.

     Research and Development Expenses. The decrease from 2002 to 2003 of approximately $3,580,000 is primarily due to decreased compensation and benefit costs related to reductions in the number of engineering and manufacturing personnel as well as lower expenditures on development materials. The Company expects cost of research and development in 2004 to be somewhat higher than 2003 as it expands development of its product line for renewable energy products. The business plan does not include significant development of the Company's Smart Energy Matrix product.

     Depreciation and Amortization. The decrease from 2002 to 2003 of approximately $1,359,000 is primarily attributable to the reduction in the depreciable base of the Company's assets that resulted from the restructuring and asset impairment charges recorded in 2002. Depreciation in 2004 will be lower than 2003 due to existing assets becoming fully depreciated and minimal additions to property and equipment in 2004.

     Restructuring and asset impairment charges. The Company recognized an asset impairment charge for its flywheel patents and patents pending in 2003 of approximately $367,000. In 2002 the Company recognized both restructuring and asset impairment charges of approximately $2,200,000 and $4,300,000, respectively. The Company does not expect to recognize any restructuring or asset impairment charges in 2004.

     Interest and Other Income/ (Expense), net. The increase from 2002 to 2003 of approximately $492,000 is primarily attributable to the reversal of a reserve for loans to officers taken in the prior year as a result of payments on those loans being received, accrued dividends on the Company's investment in Evergreen Solar Preferred Stock, and lower interest expense associated with smaller capital leases, which expired during the second half of 2003.


Comparison of Year ended December 31, 2002 and 2001

                                                        Year ended December 31,
                                                 2002      2001    $ Change   % Change
                                               ------------------------------------------
                                                            (in thousands)
Revenues                                           $   -     $   -      $   -        N/A
Selling, general and administrative                5,637     8,940    (3,303)       -37%
Research and development                           7,130    17,628   (10,498)       -60%
Depreciation and amortization                      1,644     1,324        320        24%
Restructuring and impairment of assets             6,456         -      6,456        N/A
Interest and other income (expense), net              28     1,746    (1,718)       -98%

     Revenue. Proceeds from the sale of demonstration and test of 2kWh and 6kWh Smart Energy flywheel units as well as engineering services performed for other companies has been applied as a reduction against research and development expense and has not been recorded as revenue. These amounts were approximately $79,000 and $69,000 for 2002 and 2001, respectively.

     Selling, General and Administrative Expenses. The decrease from 2001 to 2002 of approximately $3,303,000 was primarily due to the decreased compensation and benefit costs that resulted from a reduction in staffing. During October 2001, March 2002 and again in July 2002, the Company reduced its headcount by 8, 11 and 7 respectively.

     Research and Development Expenses. The decrease from 2001 to 2002 of approximately $10,498,000 was primarily due to decreased development material expenditures and compensation and benefit costs that resulted from a reduction in staffing. During October 2001, March 2002 and again in July 2002, the Company reduced its headcount by 29, 24 and 18 respectively.

     Depreciation and Amortization. The increase from 2001 to 2002 of approximately $320,000 was attributable to amortization of leasehold improvements at the Company's facility in Wilmington Massachusetts as well as amortization on additional machinery and equipment and other capital assets acquired in 2001.

     Restructuring and asset impairment charges. The Company recognized restructuring and asset impairment charges in 2002. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. Therefore, in July 2002, in an effort to reduce its monthly cash spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate and on a less ambitious timetable. As a result, a substantial portion of the Company's long-term assets were idled, including machinery and equipment, tooling, office furniture and fixtures and leasehold improvements. The Company has evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company took restructuring and impairment charges of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $1.9 million related to a reserve against future lease payments and facility costs and $.3 million related to severance costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

     Interest and Other Income/ (Expense), net. The decrease from 2001 to 2002 of approximately $1,718,000 was primarily the result of lower interest income associated with the lower cash balances, lower interest rate yields on investments and a reserve of approximately $426,000 for the loan to the former CEO.


Liquidity and Capital Resources

                                                                       Year ended December 31,
                                                            ----------------------------------------------
                                                                 2003           2002           2001
                                                            ----------------------------------------------
                                                                           (in thousands)
Cash and cash equivalents                                        $   9,314       $  18,222      $  34,602
Working capital                                                      9,048          17,220         32,788
Cash provided by (used in)
   Operating activities                                            (7,651)        (15,587)       (24,220)
   Investing activities                                            (1,291)           (466)        (3,655)
   Financing activities                                                 35           (327)           (21)
                                                            ----------------------------------------------
Net decrease in cash and cash equivalents                       $  (8,907)      $ (16,380)     $ (27,896)
                                                            ==============================================
Current ratio                                                          3.9             7.1           12.1
                                                            ==============================================

     The Company's cash requirements depend on many factors, including but not limited to, research and development activities, continued efforts to commercialize its products, facilities costs as well as general and administrative expenses. The Company expects to make significant expenditures to fund its operations, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures over the last two years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. The Company has continued to do preliminary design of potential products for markets under consideration for its flywheel systems and has purchased intellectual properties and incurred development costs for its newest product in the renewable energy market.

     The Company must raise additional equity to execute its business plan. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain an equity investment by early 2005 to fund:

o        continuing as a going concern;
o        ongoing research and development of inverter products;
o        manufacturing operations;
o        working capital requirements; and
o        new business development,

     In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially.

     In as much as the Company is not expecting to become profitable or cash flow positive until at least 2006, its ability to continue as a going concern will depend on being able to raise additional capital. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are adverse to shareholders. The Company believes that it cannot use debt financing to meet its cash requirements.

     The Company's significant long-term contractual obligations as of December 31, 2003 are as follows:

                                          Cash Payments Due During the Year Ended December 31,
                                   ----------------------------------------------------------------------------------
Description of Commitment             2004        2005        2006        2007     2008   Thereafter       Total
---------------------------------------------------------------------------------------------------------------------
Operating Leases                       490,675     500,359     529,413     397,059      -            -     1,917,506

     The  amounts  listed  for  operating  leases  represent  payments  for  the occupancy of the Company's principal executive offices, laboratory and manufacturing facilities located in Wilmington, Massachusetts. The Company's commitment on this lease is secured by an irrevocable letter of credit in the amount of $355,232. A cash deposit secures this letter of credit.

     The Company may make investments in companies for strategic business reasons. Because the Company's primary motivation in making these investments may not be to realize a profit on the investment itself, but rather to expand its business prospects, these investments may lack any financial return to the Company, may result in a loss of principal and may lack liquidity.

     On March 24, 2003 the Company purchased, for approximately $146,000, the inverter electronics technologies of Advanced Energy Systems, Inc to strengthen its entry into the renewable energy market.

     On May 15, 2003 the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. The Company believes that this investment may provide significant financial returns on investment. The Company's investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing, except that the Company was permitted to purchase a three-year warrant for $100,000 that is exercisable for 2,400,000 shares of Evergreen's common stock. Evergreen's financing was a private placement of $29,475,000 of Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. In addition, Mr. Deutch has not taken part in any discussions concerning this investment. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

     The Company believes that the Evergreen investment will provide the Company additional access to the renewable energy market, which it believes has significant potential for its Smart Power M5 inverter system and additional products it plans to develop. While the Company believes that its investment in Evergreen represents a possible gain upon liquidation, there can be no assurance that it will and there can be no assurance that the Company will be able to liquidate its position in the event that it requires cash on a short term basis.

     Investments such as those made in Evergreen Solar and the acquisition of the intellectual properties of Advanced Energy Systems may accelerate the Company's need to raise capital. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are extremely dilutive to shareholders.

Inflation

     The Company's operations have not been materially affected by inflation.

                                  Risk Factors

The Company May Not Be Able to Continue as a Going Concern, as its Cash Balances Are Sufficient to Fund Operations Only Through Approximately April 2005.

     As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $8,618,000, $20,839,000, and $26,146,000 and cash decreases of $8,907,000, $16,379,000 and
     $27,896,000, during the years ended December 31, 2003, 2002 and 2001, respectively. The Company has $9,314,000 of cash and cash equivalents on hand at December 31, 2003. The Company has not recorded any revenue from sales of its products. These factors, among others, indicate that the Company may be unable to continue as a going concern.

     Deloitte & Touche LLP, the Company's independent auditors, have included an explanatory paragraph related to a going concern uncertainty in their audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2003, which states that "the Company's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern."

     The Company's financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made any adjustments to its financial statements as a result of the going concern uncertainty. If the Company cannot continue as a going concern, it may have to liquidate its assets and may receive significantly less than the values at which they are carried on its financial statements. Any shortfall in the proceeds from the liquidation of the Company's assets would directly reduce the amounts that holders of its common stock could receive in liquidation.

     The Company expects its cash position to fund operations approximately through April 2005 according to its business plan. The Company is exploring opportunities to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but it does not make any assurances that sufficient funds will be available to it on terms that it deems acceptable, if they are available at all.

The Company Needs Additional Financing.

     The Company will need additional financing to execute its business plan. The Company cannot be certain that it will be able to raise additional funds on terms acceptable to the Company or at all. If future financing is not available or is not available on acceptable terms, the Company would not be able to continue as a going concern.. See "Selected Historical
     Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's Stockholders may be Adversely Affected if the Company Issues Additional Equity to Obtain Financing.

     If the Company raises additional funds by issuing additional equity securities, existing stockholders may be adversely affected because new investors may have superior rights than current shareholders and current shareholders may be diluted.

The Company May Not Be Able to Reduce Its Product Cost Enough to Make The Company's Prices Competitive.

     There can be no assurance that the Company will be successful in lowering production costs through product designs or volume discounts, which may prevent market acceptance of its products due to its pricing for products.

The Company Has No Experience Manufacturing Inverter Systems or Flywheel Energy Storage Systems on a Commercial Basis. In the Event of Significant Sales, the Company Will Need to Develop or Obtain Manufacturing Capacity for Its Products.

     Should the Company experience significant customer demand for its inverter or flywheel products, it will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. The Company may need to establish additional manufacturing facilities, expand its current facilities or expand third-party manufacturing. The Company has no experience in the volume manufacture of inverter or flywheel systems and there can be no assurance that it will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all. The Company has taken actions to conserve cash including idling its manufacturing capabilities through headcount reduction, delaying the development of its manufacturing process documentation and the capital build-out. The Company will not achieve profitability if it cannot develop or obtain efficient, low-cost manufacturing capability, processes and suppliers that will enable the Company to meet the quality, price, engineering, design and production standards or production volumes required to meet its product commercialization schedule, if any, or to satisfy the requirements of its customers or the market generally.

It Is Difficult to Evaluate the Company and to Predict Its Future Performance Because of Its Short Operating History and the Fact that It is a Development Stage Company.

     The Company has a limited operating history and is a development stage company. Unless the Company can achieve significant market acceptance of its current or future products at volumes and with margins that allow it to cover its costs of operations, the Company may never advance beyond the start-up phase.

     See "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company Has Incurred Losses Since Its Inception and Anticipates Continued Losses Through at Least 2006.

     The Company has incurred net losses and negative cash flows since its inception in May 1997. The Company had net losses of approximately ($8,618,000) in 2003, ($20,839,000) in 2002, ($26,146,000) in 2001,
     ($53,279,000) in 2000 and  ($6,630,000) in 1999.  Since its inception,  the
     Company has had net losses totaling ($123,536,000). The Company expects to continue to incur net losses through at least 2006. Although the Company is looking for additional ways to economize and reduce costs, its efforts may prove even more expensive than anticipated. The Company's revenue must grow substantially to offset these higher expenses and become profitable. Even if the Company does achieve profitability, it may be unable to sustain or increase its profitability in the future.

     See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Because the Company Depends on Third-Party Suppliers for the Development and Supply of Key Components for Its Products, It Could Experience Disruptions in Supply that Could Delay or Decrease Its Revenues.

     The Company's business, prospects, results of operations, or financial condition could be harmed if it is unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, the Company relies on third-party suppliers for several key components of its systems. The Company does not have contracts with all of these suppliers. If these suppliers should fail to timely deliver components that meet the Company's quality, quantity, or cost standards, then the Company could experience production delays or cost increases. Because certain key components that are complex, and difficult to manufacture and require long lead times, the Company may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, the Company could experience shortages in supply or be unable to be cost competitive in the markets it is pursuing.

The Company's Financial Performance Could Be Adversely Affected by its Need to Hire and Retain Key Executive Officers and Skilled Technical Personnel.

     Because the Company's future success depends to a large degree on the success of its technology, the Company's competitiveness will depend significantly on whether it can attract and retain skilled technical personnel, especially engineers, and can retain members of its executive team. The Company has employment agreements with Messrs. Capp, CEO and President; Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Lazarewicz, Vice President and Chief Technical Officer.

     In the fourth quarter of 2001, the first and second quarters of 2002, the Company substantially reduced its workforce. Competition for skilled personnel is intense and, if the Company seeks to increase the size for its workforce, it may not be successful in attracting and retaining the personnel or executive talent necessary to develop products and operate profitably.

The Company's Financial Performance Could be Adversely Affected by Needs to Hire and Retain Key Sales Personnel.

     Because the Company's future success depends to a large degree on the success of its sales organization, the Company's ability to meet its business plan will depend significantly on whether it can attract and retain sales personnel. The current sales organization has been impacted by both health issues and a resignation. Competition for skilled sales is intense it may not be successful in attracting and retaining the personnel or executive talent necessary to develop products and operate profitably.

There May Be Only a Modest Number of Potential Customers for the Company's Products.

     There may only be a limited number of potential customers for the Company's products, in which case the Company will be subject to the risk that the loss of or reduced purchases by any single customer could adversely affect its business.

If the Company is Unable to Successfully Market, Distribute and Service Its Products Internationally it May Experience a Shortfall in Expected Revenues and Profitability.

     In addition to the risks the Company faces when operating within the U.S., additional risks are present if the Company operates internationally. A part of the Company's business strategy is to ultimately market, distribute and service products internationally through distributors. The Company has limited experience developing and manufacturing products to comply with the commercial and legal requirements of international markets. The Company's ability to properly service its products internationally will depend on third-party distributors to install and provide service. There is no assurance that the Company will be able to locate service providers in every region or that these providers will effectively service its products. Also, the Company's success in those markets will depend, in part, on its ability to secure foreign customers and its ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, the Company's planned international operations are subject to other inherent risks, including potential difficulties in establishing satisfactory distributor relationships and enforcing contractual obligations and intellectual property rights in foreign countries, and fluctuations in currency exchange rates.

Any Failure to Protect the Company's Intellectual Property Could Seriously Impair Its Competitive Position.

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

The Share Prices of Companies in the Company's Sector have been Highly Volatile and the Company's Share Price Could Be Subject to Extreme Price Fluctuations.

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

There may be Other Technologies Under Development That Could Prevent the Company from Achieving or Sustaining Its Ability to Sell Products or to Do So at Prices that will Yield Profits.

     There are number of technology companies in various stages of development. The Company cannot give assurance that some or all of its target markets and pricing plans could not be displaced by emerging technologies.

The Company Has an Investment in Other Companies in Its Sector to Increase Shareholder Value Through Strategic Alliance or Return on Investment Which do Not Create Gains and therefore Reduce Shareholder Value.

     Given the Company's financial position, its ability to make investments in other companies is very limited at this time. However, in the future, the Company may make investments in other companies in its sector to gain strategic alliances, channels to market or appreciation in stock value. These investments may not increase shareholder value. Given the volatility of share prices for companies in this sector, general economic conditions and market fluctuations in general, the market price of the investments may decrease and reduce shareholder value.

Provisions of Delaware Law and of the Company's Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

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


Terrorist Attacks have Contributed to Economic Instability in the United States; Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress the Company's Stock Price.


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


Government Regulation May Impair the Company's Ability to Market Products.

     Government regulation of the Company's products, whether at the federal, state or local level, including any change in regulations, on tariffs, product buy downs or tax rebates relating to purchase and installation of its products, may increase the cost and price of its systems, and may have a negative impact on the Company's revenue and profitability. The Company cannot provide assurance that its products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. The Company expects that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. The Company does not know the extent to which any existing or new regulations may impact its ability to distribute, install and service its products. Once the Company's products reach the commercialization stage federal, state or local government entities may seek to impose regulations.

Product Liability Claims Against the Company Could Result in Substantial Expenses and Negative Publicity Which Could Impair Successful Marketing of Products.

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

Safety Failures by the Company's Flywheel Products or Those of The Company's Competitors Could Reduce Market Demand or Acceptance for Flywheels in General.

     A serious accident involving either flywheels or competitors' similar products could be a significant deterrent to customer acceptance and adversely affect the Company's financial performance. There is the possibility of accident with any form of energy storage. In particular, if a metal flywheel fails and the stored energy is released, the flywheel could break apart into fragments that could be ejected at a high rate of speed. However, the Company's flywheels are based on a composite design so that in the event of a failure, the Company's flywheel would shut down rather than disintegrate. To date, the Company's testing validates this design conclusion. Also, the Company believes that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate and shut down rather than (as in the case of metal) to break into a number of large fragments that have a greater possibility of bursting a containment vessel and causing injury. At this early stage of commercialization, there are differing approaches to containment safety with disagreement in the community on the most effective means.

The Market for Using the Company's Smart Energy Matrix to Provide Frequency Regulation has not been Established.

     The Company believes that the use of its Smart Energy Matrix will be successful in the frequency regulation market. However, this market is currently being served by using generators and, while the Company believes its product offers greater efficiencies than generators, and produces positive investment returns for the independent service providers, there can be no assurance that the Company will be able to establish its product in that market.

The Value Proposition of the Company's Smart Energy Products May Not Be Recognized.

     There can be no assurance that the Company will be able to compete successfully against batteries. To compete successfully the Company must establish the value proposition of its products based upon their dependability, environmental benefits, and long maintenance-free life. The performance of batteries has improved while battery prices have declined due to lower demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. These changes in battery pricing and performance make it even more difficult for the Company to establish the value proposition of its Smart Energy products.

The Company Might Fail to Develop Successful Flywheel Products.

     The successful development of the Company's flywheel products involves significant technological and cost challenges and will require additional financing to complete. Major risks include:

     o maintaining the development schedule and achieve technical success, as such development could take substantially longer than anticipated;

     o the cost of developing key components of the Company's systems that have significant technical risk and which may not be economically feasible for a competitive product;

     o ensuring long-life and maintenance free performance through design and quality control;

     o    ensuring  quality and cost control from  suppliers;  and

     o    raising the necessary financing.

The Company's Sales Efforts may be Adversely Affected by the Reputation of the Bankrupt Company from which The Company Acquired the Intellectual Properties for the Smart Power M5 Inverter System.

     The Company purchased the intellectual property that its Smart Power M5 inverter system are based on from Advanced Energy Systems, Inc., a company in bankruptcy, which had sold units that are not supported by warranties. And in some cases these units are not functioning as expected. Although the Company will provided warranties for its products and it has made engineering changes to provide reliable performance, there can be no assurance that the Company's sales efforts will not be adversely affected by the performance of the unwarranted products in the field.

The Value Proposition of the Company's Inverter Systems May Not Be Recognized.

     There can be no assurance that the Company will be able to compete successfully and gain market share in the renewable energy market. To compete successfully the Company must establish its value proposition as cost effective for end users based upon its product's price, dependability, operational benefits, and long life.

The Company May Not be Able to Establish a Distribution Channels to Sell Its Inverter Systems.

     The Company expects to market its Smart Power M5 inverter system as well as future inverter products through distributor channels. The Company does not have experience in these distribution channels or in the photovoltaic markets, and may not be successful in establishing adequate market volume through this distribution strategy. Even if the Company were able to establish sufficient sales volumes, there can be no assurance that these channels will continue to provide adequate volumes for the Company's products in the future.

The Channels to Market For Photovoltaic Products are Not Stable and have Changed Substantially in the Last Year.

     The photovoltaic market is growing rapidly, but the sales and distribution channels are not stable.. In the last year, the cross section of these distributors has changed as some photovoltaic module manufacturers have left the market for "balance of systems" products such as the Company's Smart Power M5 inverter system, and other distributors have been merged. In particular, several of the large volume distributors have reduced their product offerings to only solar panels. When these types of change take place, it often results in a period of uncertainty in the sales and distribution channels, leading to fewer and smaller orders being placed. The Company is using a strategy of selling through full-service, wholesale distributors and there can be no assurance that this strategy will be successful in the channel structure that continues to be restructured.

Inverter Sales may Not be Achieved.

     If the value proposition that the Company offers to the market is not accepted, or if the market does not continue to grow, or if the sales channels to market continue to be in a state of change, then the Company may not achieve sales of inverters. If sales are not achieved, then profits will not be realized, resulting in further need for additional investor funding which may not be available on acceptable terms, or at all.

The Company Faces Intense Competition in the Inverter Markets.

     There are a number of companies located in the United States, Canada, and abroad that are offering electronic inverters into the photovoltaic market and the number of products being offered is increasing. Many of these companies have more substantial manufacturing, marketing, and sales capabilities as well as brand recognition and established market positions. They may also have greater research, development and commercialization capabilities. There can be no assurance that the Company will be able to compete or be able to adapt as quickly to changing customer needs.

The Company Might Fail to Develop Successful Additional Inverter Products.

     The  successful   development  of  additional  inverter  products  involves
     technological and cost challenges and will require additional financing to complete. Major risks include:

     o maintaining the development schedule for these products, as such development could take substantially longer than anticipated;

     o the cost of developing key components of the Company's systems that have technical risk and which may not be economically feasible for a competitive product in the renewable energy market;

     o reducing manufacturing and assembly costs to increase the Company's chances of achieving profitability;

     o    ensuring minimal warranty expenses through design and quality control;

     o    ensuring quality and cost control from suppliers;

     o    raising the necessary financing; and

     o extending each product design into as many applications and markets as possible.

The Photovoltaic Energy Market may not Maintain the Market Growth Upon Which the Company's Business Plan is Based.

     Although photovoltaic installations have continued to grow at solid compound annual growth rates of greater than 20%, there can be no assurance that these rates of growth will continue.

The Company's High-Energy Flywheels Face Intensified Competition from Batteries Due to Batteries' Declining Prices and Improved Life. As a Consequence Customers are Less Likely to Accept the Value Proposition of the Company's High-Energy Flywheel Products.

     The performance of batteries has improved while battery prices have declined due to lower demand from the communications markets and others and increased competition resulting from an increase in the number of battery manufacturers. These changes in battery pricing and performance have made it very difficult for the Company to establish the value proposition of its high-energy flywheel products.

The Telecommunications Industry Continues to Experience lower rates of Build-Out and Maintenance Spending.

     The Company initially targeted the communications markets for the sale of its high-energy products. However, this industry, which had previously sustained high rates of infrastructure build-out, has experienced a sharp decline in build-out as well as maintenance spending which began in 2000 and has continued and there can be no certainty of when or if this market will recover. Significant reductions in both maintenance budgets and capital build-out budgets at telecommunications companies caused these potential customers to be more conservative with their spending and expenditure analysis and less willing to try new technology solutions, such as the Company's flywheel systems.

The Company Might Fail to Develop Successful Additional High-Energy Flywheel Products.

     The successful development of additional high-energy flywheel products involves significant technological and cost challenges and will require additional financing to complete. Major risks include:

     o maintaining the development schedule for these products, as such development could take substantially longer than anticipated;

     o the cost of developing key components of the Company's systems that have significant technical risk and which may not be economically feasible for a competitive product in the high-energy market;

     o reducing manufacturing costs for the flywheel's shaft, hub and rim, bearings and related electronics to increase the Company's chances of achieving profitability;

     o    ensuring minimal warranty expenses through design and quality control;

     o    ensuring quality and cost control from suppliers;

     o    raising the necessary financing; and

     o    extending the product to new applications.

The Company Faces Intense Competition and May Be Unable to Compete Successfully in the High-Energy Flywheel Markets.

     The markets for uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are offering battery based energy storage options. The Company also competes with companies that are developing applications using other types of alternative energy storage. In addition, if large, established companies decide to focus on the development of competing or other alternative energy products for sale to the Company's potential customers, they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than the Company's systems and could be brought to market more quickly. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among potential customers. These competitors may also be better able than the Company to adapt quickly to customers' changing demands and to changes in technology.



Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Company cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk. At December 31, 2003, the Company had approximately $60,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2003, the Company had approximately $9,254,000 invested in interest-bearing money market accounts. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $9,000 which the Company does not feel is material.

Item 8.  Financial Statements and Supplementary Data

                            BEACON POWER CORPORATION
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                           Page


Independent Auditors' Report                                                29

Consolidated Balance Sheets at December 31, 2003 and 2002                   30

Consolidated Statements of Operations for the years ended December 31,
  2003, 2002 and 2001 and for the period May 8, 1997 (date of
  inception) to December 31, 2003.                                          31

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2003, 2002 and 2001 and for the period
  May 8, 1997 (date of inception) to December 31, 2003.                     32

Consolidated Statements of Cash Flows for the years ended December 31,
  2003, 2002 and 2001 and for the period May 8, 1997 (date of
  inception) to December 31, 2003.                                          36

Notes to Consolidated Financial Statements                                  38

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Beacon Power Corporation:

We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and subsidiary (the "Company") (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003 and for the period from May 8, 1997 (date of inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 and the period from May 8, 1997 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 25, 2004


                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                        December 31,       December 31,
                                                                            2003               2002
                                                                      -----------------  ------------------
Assets
Current assets:
    Cash and cash equivalents                                             $  9,314,493        $ 18,221,766
    Accounts receivable, trade                                                 128,133                   -
    Inventory                                                                  238,684                   -
    Prepaid expenses and other current assets                                  773,226           1,775,455
    Investments                                                              1,695,638                   -
    Assets held for sale                                                             -              53,715
                                                                      -----------------  ------------------
       Total current assets                                                 12,150,174          20,050,936

Property and equipment, net (Note 3)                                           357,180             562,929
Other assets                                                                    91,325             291,901
                                                                      -----------------  ------------------

Total assets                                                              $ 12,598,679        $ 20,905,766
                                                                      =================  ==================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                       $   148,075         $    77,326
    Accrued compensation and benefits                                          883,195             226,623
    Other accrued expenses                                                     664,527             576,881
    Restructuring reserve                                                    1,406,191           1,749,738
    Current portion of capital lease obligations                                     -             200,041
                                                                      -----------------  ------------------
       Total current liabilities                                             3,101,988           2,830,609

Commitments (Note 4)

Stockholders' equity:
    Preferred Stock, $.01 par value; 10,000,000 shares authorized
    no shares issued or outstanding                                                  -                   -
    Common stock, $.01 par value; 110,000,000 shares authorized;
    43,107,526 and 42,961,062 shares issued and outstanding at
    December 31, 2003 and 2002, respectively                                   431,075             428,129
    Deferred stock compensation                                              (832,639)            (18,413)
    Additional paid-in-capital                                             133,069,472         132,750,525
    Other comprehensive income                                                 531,880                   -
    Deficit accumulated during the development stage                     (123,603,437)       (114,985,424)
    Treasury stock, at cost                                                   (99,660)            (99,660)
                                                                      -----------------  ------------------
       Total stockholders' equity                                            9,496,691          18,075,157

Total liabilities and stockholders' equity                                $ 12,598,679        $ 20,905,766
                                                                      =================  ==================

                                      See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                                                                                           Cumulative from
                                                                                                             May 8, 1997
                                                     Year ended        Year ended         Year ended     (date of inception)
                                                      December          December           December        Through December
                                                        2003              2002               2001              31, 2003
                                                  ----------------- -----------------  ----------------- ---------------------

Revenue                                                   $      -          $      -           $      -          $    551,184

Operating expenses:
   Selling, general and administration                   4,936,575         5,636,903          8,939,589            28,059,603
   Research and development                              3,549,592         7,129,880         17,627,714            50,343,486
   Loss on sales commitments                                     -                 -                  -               375,974
   Depreciation and amortization                           284,733         1,644,230          1,323,958             3,950,736
   Restructuring charges                                         -         2,159,280                  -             2,159,280
   Loss on impairment of assets                            366,788         4,297,128                  -             4,663,916
                                                  ----------------- -----------------  ----------------- ---------------------
         Total operating expenses                        9,137,688        20,867,421         27,891,261            89,552,995
                                                  ----------------- -----------------  ----------------- ---------------------

Loss from operations                                   (9,137,688)      (20,867,421)       (27,891,261)          (89,001,811)

Interest income                                            217,964           504,034          2,157,724             3,779,967
Interest expense                                           (6,713)          (41,932)          (303,160)           (1,093,703)
Other income (loss)                                        308,424         (433,933)          (108,971)             (281,696)
                                                  ----------------- -----------------  ----------------- ---------------------
   Total other income, net                                 519,675            28,169          1,745,593             2,404,568
                                                  ----------------- -----------------  ----------------- ---------------------
Net loss                                               (8,618,013)      (20,839,252)       (26,145,668)          (86,597,243)

Preferred stock dividends                                        -                 -                  -          (36,825,680)
Accretion of convertible preferred stock                         -                 -                  -             (113,014)
                                                  ----------------- -----------------  ----------------- ---------------------
Loss to common shareholders                          $ (8,618,013)     $(20,839,252)      $(26,145,668)      $  (123,535,937)
                                                  ================= =================  ================= =====================

Loss per share, basic and diluted                      $    (0.20)       $    (0.49)        $    (0.61)
                                                  ================= =================  =================
Average shares outstanding, basic                       42,885,675        42,797,072         42,550,502
                                                  ================= =================  =================

                                       See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                Class A            Class C                                Deferred        Deferred
                                             Preferred Stock     Preferred Stock      Common Stock       Consulting        Stock
                                          Shares       Amount   Shares     Amount   Shares    Amount      Expense      Compensation
                                     -----------------------------------------------------------------------------------------------

BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)      -   $        -     -   $      -            -  $       -  $        -  $            -

Issuance of Founder's Shares                    -            -      -         -    6,750,000     67,500           -               -
Issuance of Class A preferred stock     1,390,000    5,662,500      -         -            -          -   (275,000)               -
Recapitalization                        3,373,313       67,466      -         -  (6,746,626)    (67,466)          -               -
Rounding for fractional shares                  -            -      -         -          (2)          -           -               -
Issuance of Class C preferred and
  common stock                                  -            -      6    29,866       13,476        134           -               -
Proceeds from stock offering, net
  of related expenses                           -            -      -         -    9,200,000     92,000           -               -
Conversion of Series A preferred
  stock                               (4,767,907)  (5,741,451)      -         -    9,535,814     95,358           -               -
Conversion of Series C preferred stock          -            -    (6)  (29,866)           12          -           -               -
Conversion of convertible preferred stock       -            -      -         -   19,823,704    198,237           -               -
Deferred Consulting                             -            -      -         -            -          -     773,284               -
Series A Issuance for Consulting                -            -      -         -      134,464      1,345   (498,284)               -
Repayment of subscription receivable            -            -      -         -            -          -           -               -
Issuance of Series A preferred stock for
  services and interest on loans            4,594       11,485      -         -            -          -           -               -
Dividend on Class D preferred stock             -            -      -         -            -          -           -               -
Dividends on redeemable convertible
  preferred stock                               -            -      -         -            -          -           -               -
Payment of accrued dividend                     -            -      -         -      859,330      8,593           -               -
Repayment of subscription receivable            -            -      -         -            -          -           -               -
Accretion of redeemable preferred stock
  to redemption value                           -            -      -         -            -          -           -               -
Deferred Stock Compensation                     -            -      -         -            -          -           -     (3,009,967)
Amortization of Deferred Stock Compensation     -            -      -         -            -          -           -         939,308
Issuance of warrants                            -            -      -         -            -          -           -               -
Cashless Warrant exercise                       -            -      -         -    1,982,876     19,829           -               -
Exercise of Stock Options                       -            -      -         -      480,266      4,803           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2000                      -      $     -      -  $      -   42,033,314    420,333    $      -  $  (2,070,659)

Deferred Stock Compensation revaluation         -            -      -         -            -          -           -       1,566,906
Issuance of stock options for
  consulting services                           -            -      -         -            -          -           -        (47,892)
Amortization of Deferred Stock Compensation     -            -      -         -            -          -           -         340,081
Issuance of Stock Options to settle lawsuit     -            -      -         -            -          -           -               -
Shares issued through ESPP                      -            -      -         -       54,956        550           -               -
Option extension for CEO                        -            -      -         -            -          -           -               -
Option extension for severed employees          -            -      -         -            -          -           -               -
Exercise of Stock Options                       -            -      -         -      682,586      6,826           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2001                      -     $      -      -  $      -   42,770,856  $ 427,709    $      -   $   (211,564)

Deferred Stock Compensation revaluation         -            -      -         -            -          -           -         173,616
Amortization of Deferred Stock Compensation     -            -      -         -            -          -           -          19,535
Shares issued through ESPP                      -            -      -         -       42,041        420           -               -
Purchase of Treasury Stock                      -            -      -         -            -          -           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2002                      -     $      -      -  $      -   42,812,897  $ 428,129    $      -   $    (18,413)

Deferred Stock Compensation revaluation         -            -      -         -            -          -           -        (87,031)
Issuance of restricted stock units for bonus    -            -      -         -            -          -           -       (727,195)
Shares issued through ESPP                      -            -      -         -        5,494         54           -               -
Unrealized gains on available-for-sale
  securities                                    -            -      -         -            -          -           -               -
Exercise of Stock Options                       -            -      -         -      289,135      2,892           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Other comprhensive loss                         -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2003                      -    $       -      -  $      -   43,107,526  $ 431,075    $      -    $  (832,639)
                                     ===============================================================================================

                 See notes to consolidated financial statements.

                                                                                     Accumulated                          Total
                                         Additional      Stock                          Other                         Stockholders'
                                          Paid-in    Subscription    Retained       Comprehensive    Treasury Stock    (Deficiency)
                                          Capital      Receivable     Deficit        Income (Loss)  Shares     Amount     Equity
                                     -----------------------------------------------------------------------------------------------

BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)$       -    $       -      $      -      $       -           -  $       -   $           -

Issuance of Founder's Shares                      -            -      (67,500)               -          -           -              -
Issuance of Class A preferred stock               -  (5,000,000)             -               -          -           -        387,500
Recapitalization                                  -            -             -               -          -           -              -
Rounding for fractional shares                    -            -             -               -          -           -              -
Issuance of Class C preferred and  common stock   -            -             -               -          -           -         30,000
Proceeds from stock offering, net
  of related expenses                    49,249,537            -             -               -          -           -     49,341,537
Conversion of Series A preferred stock    5,646,093            -             -               -          -           -              -
Conversion of Series C preferred stock       29,866            -             -               -          -           -              -
Conversion of convertible preferred
  stock                                  36,496,431            -             -               -          -           -     36,694,668
Deferred Consulting                               -            -             -               -          -           -        773,284
Series A Issuance for Consulting            496,939            -             -               -          -           -              -
Repayment of subscription receivable              -    2,992,492             -               -          -           -      2,992,492
Issuance of Series A preferred stock for
  services and interest on loans                  -            -             -               -          -           -         11,485
Dividend on Class D preferred stock               -            -     (749,005)               -          -           -      (749,005)
Dividends on redeemable convertible
  preferred stock                                 -            -   (1,496,675)               -          -           -    (1,496,675)
Payment of accrued dividend               1,077,714            -             -               -          -           -      1,086,307
Repayment of subscription receivable              -    2,007,508             -               -          -           -      2,007,508
Accretion of redeemable preferred stock
  to redemption value                             -            -     (113,014)               -          -           -      (113,014)
Deferred Stock Compensation               3,009,967            -             -               -          -           -              -
Amortization of Deferred Stock Compensation       -            -             -               -          -           -        939,308
Issuance of warrants                     36,520,366            -  (34,580,000)               -          -           -      1,940,366
Cashless Warrant exercise                  (19,829)            -             -               -          -           -              -
Exercise of Stock Options                   451,674            -             -               -          -           -        456,477
Net loss                                          -            -  (30,994,310)               -          -           -   (30,994,310)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2000              132,958,758   $        -  (68,000,504)               -          -           -  $  63,307,928

Deferred Stock Compensation
  revaluation                           (1,566,906)            -             -               -          -           -              -
Issuance of stock options for
  consulting services                        47,892            -             -               -          -           -              -
Amortization of Deferred Stock Compensation       -            -             -               -          -           -        340,081
Issuance of Stock Options to
  settle lawsuit                            303,160            -             -               -          -           -        303,160
Shares issued through ESPP                  109,394            -             -               -          -           -        109,944
Option extension for CEO                    315,394            -             -               -          -           -        315,394
Option extension for severed employees       31,197            -             -               -          -           -         31,197
Exercise of Stock Options                   712,367            -             -               -          -           -        719,193
Net loss                                          -            -  (26,145,668)               -          -           -   (26,145,668)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2001            $ 132,911,256   $        - $(94,146,172)       $       -          -  $        -  $  38,981,229

Deferred Stock Compensation revaluation   (173,616)            -             -               -          -           -              -
Amortization of Deferred Stock Compensation       -            -             -               -          -           -         19,535
Shares issued through ESPP                   12,885            -             -               -          -           -         13,305
Purchase of Treasury Stock                        -            -             -               -    132,000    (99,660)       (99,660)
Net loss                                          -            -  (20,839,252)               -          -           -   (20,839,252)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2002            $ 132,750,525    $       - $(114,985,424)      $       -    132,000  $ (99,660)  $  18,075,157

Deferred Stock Compensation revaluation      87,031            -             -               -          -           -              -
Issuance of restricted stock units for bonus      -            -             -               -          -           -      (727,195)
Shares issued through ESPP                      911            -             -               -          -           -            965
Exercise of Stock Options                   231,005            -             -               -          -           -        233,897
Unrealized gains on available-for-sale
  securities                                      -            -             -         531,880          -           -        531,880
Net loss                                          -            -   (8,618,013)               -          -           -    (8,618,013)
                                     -----------------------------------------------------------------------------------------------
Comprehensive loss                                -            -   (8,618,013)         531,880          -           -    (8,086,133)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2003            $ 133,069,472    $       - $(123,603,437)   $    531,880    132,000  $ (99,660)  $  $9,496,691
                                     ===============================================================================================


                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                                                                                                 Cumulative from
                                                                                                                   May 8, 1997
                                                                                                               (date of inception)
                                                                         Year ended December 31,                through December
                                                                  2003             2002            2001             31, 2003
                                                            ------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                    $ (8,618,013)   $(20,839,252)    $(26,145,668)     $   (86,597,243)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization                                284,734       1,644,230        1,323,958            3,950,737
         Loss on sale of fixed assets                                       -          14,481          108,971              170,868
         Impairment of assets                                         366,788       4,297,128                -            4,663,916
         Restructuring charge net of expenses paid                  (343,547)       1,749,738                -            1,406,191
         Reserve (reversal) for officers note                       (308,423)         428,398                -              119,975
         Interest expense relating to issuance of warrants                  -               -                -              371,000
         Non-cash charge for change in option terms                         -               -          346,591              346,591
         Non-cash charge for settlement of lawsuit                          -               -          303,160              303,160
         Amortization of deferred consulting expense, net                   -               -                -            1,160,784
         Amortization of deferred stock compensation                        -          19,534          340,081            1,290,253
         Warrants issued for consulting services                            -               -                -            1,569,366
         Services and interest expense paid in preferred stock              -               -                -               11,485
    Changes in operating assets and liabilities:
         Accounts receivable                                        (128,133)               -                -            (128,133)
         Inventory                                                  (238,684)               -          207,613            (238,684)
         Prepaid expenses and other current assets                  1,310,652     (1,172,448)        (273,928)            (992,861)
         Accounts payable                                              70,749       (834,139)        (816,866)              148,075
         Accrued compensation and benefits                           (70,623)       (494,507)          444,044              156,000
         Accrued interest                                                   -               -                -              275,560
         Dividend receivable                                         (63,758)               -                -             (63,758)
         Due to related party                                               -        (35,532)         (17,193)                    -
         Other accrued expenses and current liabilities                87,646       (364,219)         (40,570)              673,197
                                                            ------------------------------------------------------------------------
         Net cash used in operating activities                    (7,650,612)    (15,586,588)     (24,219,807)         (71,403,521)

Cash flows from investing activities:
    Purchase of investments                                       (1,100,000)               -                -          (1,100,000)
    Increase in other assets                                        (236,854)               -          664,986            (412,072)
    Purchases of property and equipment                               (7,993)       (466,081)      (4,320,064)          (8,421,708)
    Sale of property and equipment                                     53,365               -                -               53,365
                                                            ------------------------------------------------------------------------
         Net cash used in investing activities                    (1,291,482)       (466,081)      (3,655,078)          (9,880,415)

Cash flows from financing activities:
    Initial public stock offering, net of expenses                          -               -                -           49,341,537
    Payment of dividends                                                    -               -      (1,159,373)          (1,159,373)
    Shares issued under employee stock purchase plan                      965          13,305          109,944              124,214
    Exercise of employee stock options                                233,897               -          719,193            1,409,567
    Issuance of preferred stock                                             -               -                -           32,868,028
    Repayment of subscription receivable                                    -               -                -            5,000,000
    Proceeds from capital leases                                            -               -          495,851              495,851
    Repayment of capital leases                                     (200,041)       (340,455)        (186,247)          (1,031,395)
    Proceeds from notes payable issued to investors                         -               -                -            3,550,000
                                                            ------------------------------------------------------------------------
         Net cash provided by (used in) financing activities           34,821       (327,150)         (20,632)           90,598,429

(Decrease)increase in cash and cash equivalents                   (8,907,273)    (16,379,819)     (27,895,517)            9,314,493

Cash and cash equivalents, beginning of period                     18,221,766      34,601,585       62,497,102                    -
                                                            ------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $  9,314,493    $ 18,221,766     $ 34,601,585       $    9,314,493
                                                            ========================================================================

Supplemental disclosure of non--cash transactions:
    Cash paid for interest                                         $    6,700     $    48,926      $    34,000        $     488,126
                                                            ========================================================================
    Cash paid for taxes                                            $    4,700     $    17,000       $    1,600        $      30,500
                                                            ========================================================================
    Assets acquired through capital lease                           $       -       $       -        $       -        $     535,445
                                                            ========================================================================
                 See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

1.  Nature of Business and Operations

     Nature of Business. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been engaged in the development of flywheel devices for storing and transmitting kinetic energy. As discussed in Note 6, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. In 2003 the Company began development and manufacturing activities in the area of power conversion systems for the renewable energy market. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, manufacturing alternative power sources. The Company's organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

     Operations. The Company has experienced net losses since its inception and, as of December 31, 2003, had an accumulated deficit of approximately $123.6 million. The Company is currently facing the challenge of identifying potential applications, and the ongoing development and refinement, of its commercial products. This ongoing research and development is expected to require significant additional outlays of capital. The Company has taken significant actions over the last two years to reduce its cash expenditures for product development, infrastructure and production readiness. Headcount, development spending and capital expenditures have also been significantly reduced. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that the Company's products could provide. Preliminary design of potential products for markets for its flywheel products under consideration has continued. No expenditures for prototype development or production capabilities will be made until the specific markets to be served have been defined. The Company has begun production of an inverter product for solar energy applications. The Company must raise additional equity to execute its business plan and continue as a going concern. Based on the Company's current cash usage rates and additional expenditures expected in support of its business plan the Company will need to obtain an equity investment by early 2005 to cover expenses relating to continuing operations, working capital, completing additional inverter products' prototype development and production of emerging inverter products. In the event that the Company elects to begin full scale development of its Smart Energy Matrix systems, the amount of equity required would increase substantially.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

     Going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $8,618,000, $20,839,000, and $26,146,000 and cash decreases of $8,907,000, $16,379,000 and $27,896,000, during the years ended December 31, 2003, 2002 and 2000, respectively. The Company has $9,314,000 of cash and cash equivalents on hand at December 31, 2003. The Company has not recorded any revenue from sales of its products. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent, not only on the successful expansion of the Company's share of the market for its current product and the establishment of new markets for products under development, but also on its ability to obtain additional equity investments. Management believes that the successful achievement of these initiatives combined with the generation of additional cash via equity offerings, should provide the Company with sufficient resources to meet its near term cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, however, no assurance can be made with respect to the long-term viability of the Company.

     Accounting Principles. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

     Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Beacon Power Securities Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances are comprised of the following amounts as of December 31, 2003:

Raw materials                      $    104,362
Work in progress                         26,001
Finished goods                          108,321
                          ----------------------
Total inventories                  $    238,684

     Investments. The Company's investment in Evergreen Solar (see Note 13) is classified as available-for-sale and is recorded on the consolidated balance sheet at fair value. Unrealized gains or losses on this investment are included as a separate component of accumulated other comprehensive income (loss), net of any tax effect.

     Employee Advances. During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through December 31, 2003, the Company had collected approximately $667,000 in principal payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,000 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. During 2003, a portion of this reserve was reversed due to a partial payment of $323,000 from the proceeds of the sale of the Beacon common stock that secured the loan. This balance of this loan of $118,000 is still reserved, however, it has not been cancelled. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. All other officers have paid their respective loan balances in full as of December 31, 2003.

     Property  and  Equipment.  Property  and  equipment,   including  leasehold
improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

     Other Assets. Other assets consist of intellectual property relating to the Company's Smart Power M5 inverter system purchased from Advanced Energy Systems, Inc. and deposits securing performance on the Company's operating lease of its facility.

     Loss on Sales Commitments. At December 31, 2003 the Company had no sales commitments and therefore no analysis of loss on sales commitments was required. When the Company has sales commitments that are firm, have fixed-prices, and the direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices, revenue and cost of revenue on such sales commitments are recorded as deliveries are made. Direct costs consist of materials and direct labor costs. These excess costs have been estimated and accrued as losses on sales commitments in the period in which the sales commitment is made. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made.

     Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. The Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there has been an impairment of long-lived assets and recognized an asset impairment charge in 2003 and restructuring and asset impairment charges in 2002.

     Restructuring and asset impairment charges. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. Therefore, in December of 2003, the Company recorded a non-cash asset impairment charge of $0.4 million in order to reduce the carrying amount of its flywheel related patents and patents pending as the estimated future cash flows anticipated from these assets is substantially in doubt. Also, in July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of its long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company has evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, as a result, has taken a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their fair value based on quotes from vendors and other market factors. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

The restructuring reserves are as follows:

Beginning balance at December 31, 2002                  $  1,749,738

Charges for the period                                             -
Payments                                                   (343,547)
                                                   ------------------
Ending balance at December 31, 2003                     $  1,406,191
                                                   ==================

     Revenue Recognition. Revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, the Company makes an adjustment to defer revenue until they are subsequently sold by distributors.

     Stock-Based Compensation. In 2002 the Company implemented FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair-value based methods of accounting, which have not been adopted at this time. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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


                                                            Year Ended December 31,
                                               ---------------------------------------------------
                                                     2003             2002            2001
                                               ---------------------------------------------------

Net loss to common shareholders as reported       $ (8,618,013)    $(20,839,251)    $(26,145,668)

Pro forma compensation expense                          400,148        2,998,612        2,608,000
                                               ---------------------------------------------------
Net loss--pro forma                               $ (9,018,161)    $(23,837,863)    $(28,753,668)
                                               ===================================================
Loss per share--as reported                         $    (0.20)      $    (0.49)      $    (0.61)
Loss per share--pro forma                           $    (0.21)      $    (0.56)      $    (0.68)


     The fair value of the  options on their grant date was  measured  using the
Black-Scholes   option-pricing   model.  Key  assumptions  used  to  apply  this
option-pricing model are as follows:

                                                       2003                2002                2001
                                               --------------------------------------------------------------

Risk-free interest rate                           1.22% - 3.56%       2.48% - 3.56%        3.0% - 6.25%
Expected life of option                             1-3 years           1-3 years            1-3 years
Expected dividend payment rate, as a
percentage of the stock price on the date of
grant                                                   0%                  0%                  0%
Assumed volatility                                 109% - 137%         130% - 137%          100% - 135%

     The option-pricing model used was designed to value readily tradable stock options with relatively short lives. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also
Note 8).

     Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance is provided to the extent realization of deferred tax assets is not considered more likely than not (see
Note 11).

     Research and Development. Research and development costs are expensed as incurred.

     Financial Instruments. The carrying amount of cash and cash equivalents, accounts payable, accrued expenses, notes payable to investors and capital lease obligations approximate their fair values.

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. At December 31, 2003 and 2002, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

     Comprehensive Loss. Comprehensive loss is the combination of reported net loss and other comprehensive income, which consists of the unrealized gain on the Company's investment in Evergreen Solar.

     Loss Per Share - Basic and Diluted. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

3.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                                     Estimated
                                                       Useful         December 31,         December 31,
                                                       Lives              2003                 2002
                                                    -------------  -------------------- --------------------
Machinery and equipment                               5 years               $2,111,972           $1,998,631
Service vehicles                                      5 years                   63,792               63,792
Furniture and fixtures                                7 years                  685,535              717,293
Office equipment                                      3 years                2,028,545            1,914,195
Leasehold improvements                               Lease term              2,072,577            2,072,577
Equipment under capital lease obligations            Lease term              1,008,985            1,081,726
                                                                   -------------------- --------------------
     Total                                                                  $7,971,406           $7,848,214
Less accumulated depreciation and amortization                             (3,453,209)          (2,996,079)
                                                                   -------------------- --------------------
     Property and equipment, before impairment                              $4,518,197           $4,852,135
                                                                   -------------------- --------------------
Less impairment reserve                                                    (4,161,017)          (4,289,206)
                                                                   -------------------- --------------------
     Property and equipment, net                                              $357,180             $562,929
                                                                   ==================== ====================

4.  Commitments

     The Company leases office and light manufacturing space under an operating lease through September 30, 2007. At December 31, 2003, the Company has provided the lessor with an irrevocable letter of credit in the amount of $355,232. The Company entered into a manufacturing agreement with a vendor for an integral component of the Company's M5 power conversion system. The Company provided the vendor with an irrevocable letter of credit in the amount of $50,000 that expires on October 3, 2004. Both letters of credit are secured by a cash deposit.

     Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

                                          2004                490,675
                                          2005                500,359
                                          2006                529,413
                                          2007               $397,059

     Total rent expense was $215,415, $436,083, and $567,239, during 2003, 2002, and 2001, respectively.

     The Company has placed  purchase  orders with its  suppliers to fulfill its
Smart  Power  M5  production   requirements   for  2004.  These  orders  include
non-cancelable commitments of approximately $855,000.

5.  Preferred Stock

     As a result of the initial public offering of the Company's common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2003 and 2002, there are 10 million shares of preferred stock authorized with none outstanding.

6.  Common Stock

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

     Shareholder rights plan. In September 2002, the Company's Board of Directors approved a Shareholder Rights Plan. Under the plan, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of the Company's newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of the outstanding common stock, or in the event that the Company is acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

     Reserved Shares. At December 31, 2003, 11,755,157 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

7.  Redeemable Convertible Preferred Stock and Stock Warrants

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

     On October 24, 2000, the Company issued 240,000 warrants to an investor at an exercise price of $2.10 per share in conjunction with an agreement by an affiliate of that investor to provide the Company with technical expertise. One half of the warrants vest immediately and the remainder vest as services are utilized. During the fourth quarter of 2000, the company recorded a charge to consulting expense for $1,355,505 to recognize the fair market value of the vested warrants. The Company has deferred the remaining warrants and will revalue the amount and record additional expense as necessary in future quarters as the remaining services are provided. Deferred compensation relating to these warrants was approximately $105,000 and $18,000 at December 31, 2003 and 2002. The agreement terminates and any unvested options are forfeited on October 24, 2005.

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

8.  Stock Options

     The Company's option plans provide for the granting of stock options to purchase up to 9,000,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company with terms of up to 10 years. Under the terms of the option plans, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options (NSOs) are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

Stock option activity since inception is as follows:

                                                 Weighted-  Weighted-
                                                  Average    Average
                                     Number of   Exercise      Fair
                                       Shares      Price      Value
                                    ------------------------------------

Outstanding at inception                       -
   Granted                             5,757,688    $  2.17        1.35
   Exercised                           (480,266)       0.89
   Canceled, forfeited or expired      (544,382)       1.99
                                    ------------------------------------

Outstanding, December 31, 2000         4,733,040       2.50
   Granted                             2,361,007       2.94        1.93
   Exercised                           (682,586)       1.05
   Canceled, forfeited or expired    (1,561,560)       4.07
                                    ------------------------------------

Outstanding, December 31, 2001         4,849,901       2.37
   Granted                             3,050,628       1.16        0.38
   Exercised                                   -          -
   Canceled, forfeited or expired    (2,513,186)       2.25
                                    ------------------------------------

Outstanding, December 31, 2002         5,387,343       1.78
   Granted                               367,099       1.26        0.07
   Exercised                           (289,135)       0.81
   Canceled, forfeited or expired    (2,649,378)       1.95
                                    ------------------------------------

Outstanding, December 31, 2003         2,815,929    $  1.59
                                    ========================


     The following table summarizes information about stock options outstanding at December 31, 2003:

                             Weighted-                          Vested
                                                    --------------------------------
                              Average    Weighted-                    Weighted-
                   Number    Remaining    Average                      Average
                 of Options Contractual   Exercise      Number         Exercise
 Exercise Price Outstanding     Life       Price      of Options        Price

$.255-$.89         2,022,228         7.9       $0.80      1,815,566           $0.81
$1.00 - $2.50        399,104        6.82       $2.20        399,104           $2.20
$3.00 - $4.10        190,000        6.57       $3.94        190,000           $3.94
$5.10 - $6.10        171,541        7.06       $5.64        163,203           $5.66
$6.90 - $7.22         21,389        8.16       $7.08         18,889           $7.09
$9.25 - $9.31         11,667        7.43       $9.30         11,667           $9.30

     Included in the above schedules are grants of 0, 45,000, 0 and 130,000 options made to non-employee consultants in 2003, 2002, 2001 and 2000, respectively.


9.  Employee Stock Purchase Plan

     On October 15, 2000 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized. Shares purchased under the Plan in 2003, 2002 and 2001 totaled 5,494, 42,041 and 54,956, respectively and the weighted average grant date fair value of the shares purchased was $0.18 in 2003, $0.28 in 2002 and $2.00 in 2001. There are 897,509 shares available under the Plan at December 31, 2003.


10. Restricted Stock Units.

     During 2003 the Company put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 and 2004. Based on the Company's cash requirements and the need to retain its professional staff, the Company determined that it would be in the best interest of it and its employees to implement a Deferred Compensation Plan

     The LTIP has eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby the Company establishes goals that are strategically aligned to the Company's performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 667,151 RSUs for the fiscal year ended December 31, 2003, which are not available for exercise until satisfaction of the quarterly vesting period during 2004. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's Income Statement.


11.  Income Taxes

     The components of the provision (benefit) for income taxes consisted of the following:

                                                                                 Cumulative
                                                                                from date of
                                                                                  inception
                                                                                   through
                                          Year ended December 31,               December 31,
                             --------------------------------------------------
Components of Provision            2003             2002            2001            2003
                             -------------------------------------------------------------------
State Current                        $   1,956         $     -       $  17,156        $  19,112
Federal Def                        (5,807,539)     (7,377,177)     (9,919,839)     (32,847,774)
State Def                          (1,169,696)       (824,557)     (1,679,472)      (5,483,483)
Increase in Valuation                6,977,235       8,201,734      11,599,311       38,331,257
                             -------------------------------------------------------------------
Provision/(Benefit)                  $   1,956         $     -       $  17,156        $  19,112
                             ===================================================================


     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

         Statutory federal rate benefit                            (34) %
         State, net of federal effect                               (6)
         Valuation allowance provided                                40
                                                                   -----
         Effective rate                                             --%


     The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                  2003            2002
                                            ----------------------------------
Long term assets:
   Net operating loss carryforwards             $ 29,965,300     $ 26,081,296
   Research & development credits                  2,577,524        2,214,815
   Loss on sales commitments                               0                0
   Restructuring reserves                          2,373,598        2,415,578
   Other                                             135,966          642,333
                                            ----------------------------------
Net deferred tax assets before valuation          35,052,388       31,354,022
allowance
Less valuation allowance                        (35,052,388)     (31,354,022)
                                            ----------------------------------

Net deferred tax assets                             $      -         $      -
                                            ==================================

     The valuation allowance increased by $3,698,366 in 2003 and $8,201,734 in 2002, primarily due to the generation of net operating loss carry forwards and credits for which realization is not reasonably assured.

     The Company has available for future periods net operating loss carry forwards for federal and state tax purposes of approximately $75,080,000 and $73,746,000, respectively, as of December 31, 2003. In addition, the Company has business credits of approximately $1,734,000 and $843,203 for federal and state purposes, respectively as of December 31, 2003. The net operating loss carry forwards begin to expire in 2012 for federal and 2002 for state tax purposes. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 2003.

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


12.  Benefit Plan

     In 1998, the Company created a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company contributions were $63,671, $113,257 and $189,883 during 2003, 2002 and 2001 respectively.

13.  Related Party Transactions

     Strategic Investment. On May 15, 2003, the Company invested $1,000,000 in the Series A Preferred Stock of Evergreen Solar, Inc., a public company, which specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of the Series A Preferred Stock of Evergreen, for $1.12 per share. In addition the Company purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen's common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share. Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch is one of four individuals from the Evergreen investor group that was added to the Board of Directors of Evergreen when the investment closed.

14.   Quarterly Results (Unaudited)

     In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

                                                                              2003
                                                      First          Second          Third          Fourth
                                                     Quarter         Quarter        Quarter         Quarter
                                                 ---------------------------------------------------------------

Revenue                                                  $      -       $      -        $      -       $      -
Loss from operations                                $ (2,277,244)  $ (2,256,698)   $ (2,056,258)  $ (2,547,488)
Net loss                                            $ (2,229,375)  $ (2,218,750)   $ (1,708,861)  $ (2,461,027)
Loss per share - basic and diluted                    $    (0.05)    $    (0.05)     $    (0.04)    $    (0.06)
Weighted-average common shares outstanding             42,812,897     42,814,929      42,883,762     43,028,761


                                                                              2002
                                                      First          Second          Third          Fourth
                                                     Quarter         Quarter        Quarter         Quarter
                                                 ---------------------------------------------------------------

Revenue                                                  $      -       $      -        $      -       $      -
Loss from operations                                $ (5,681,606)  $ (3,746,500)   $ (9,258,822)  $ (2,180,493)
Net loss                                            $ (5,550,895)  $ (4,037,184)   $ (9,150,158)  $ (2,101,015)
Loss per share - basic and diluted                    $    (0.13)    $    (0.09)     $    (0.21)    $    (0.05)
Weighted-average common shares outstanding             42,770,856     42,795,821      42,809,361     42,811,667

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

     Mr. F. William Capp, the Company's Chief Executive  Officer,  and Mr. James
M. Spiezio, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, they have concluded that the Company had in place on that date controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information concerning executive officers of the Company that responds to this Item is incorporated by reference from Item 4A contained in Part 1 of this Form 10-K.

Members of the current board of directors are as follows:

Name and Age                      Principal Occupation and Other Information
--------------------------  ----------------------------------------------------

William E. Stanton,  age 60  --  Mr.  Stanton has been a director of the Company since its formation in 1997. He served as the President and CEO of the Company from January 1998 through December of 2001. Prior to joining Beacon, Mr. Stanton was the Chief Operating Officer of SatCon from September 1995 to May 1997, where he managed operations and the strategy development to convert SatCon from a contract research and development company to a commercial product organization. This strategy included the formation of Beacon Power. Prior to joining SatCon, Mr. Stanton was one of two Vice Presidents of Operations at the Charles Stark Draper Laboratory where he managed $75,000,000 of contract research and development annually. At Draper, he had also served as the Vice President of Corporate Development, where he led strategic planning, developed and managed a $25,000,000 annual corporate research and development program, and helped create new business units that were generating over $30,000,000 in software and avionics products annually. Mr. Stanton received a Bachelor's Degree in Electrical Engineering from the University of Maine, a Master's Degree in Instrumentation and Control from the Massachusetts Institute of Technology, and a Master's in Business Administration from the Harvard Business School. Mr. Stanton's term of office expires in 2006.


F. William Capp, age 55 -- Mr. Capp has served as the Company's President and Chief Executive Officer since December 1, 2001 when he joined Beacon Power. Prior to joining Beacon Power, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of a division of York International where he increased aftermarket sales by over 50% from 1997 to 1999, which were the two most profitable years in that division's history. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand. From 1992-1997, he served as Vice President and General Manager of the Compressor Division were he was responsible for an operation with over 700 employees. He managed a complex supply chain including over $100 million in purchases from a variety of companies. From 1989-1992, Mr. Capp was the Vice President of Technology for the Torrington Company, which is a $900 million manufacturer of bearings and precision components to the automotive and other industries worldwide. Mr. Capp assisted in the development of new products, new manufacturing technologies and project management. He also held numerous other engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor, and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality. Mr. Capp has been a member of the board since December 2001. Mr. Capp's term of office expires in 2005.

Kenneth M. Socha, age 57 -- Mr. Socha has served as Senior Managing Director of Perseus Capital since 1996. From January 1, 1998 to June 30, 1991 he was a partner of Dewey Ballantine in New York City. In June of 1991, he joined Rappahannock Investment Company, the predecessor of Perseus Capital. Mr. Socha is a director of four private companies in which Perseus has investments. He is a graduate of the University of Notre Dame and the Duke University School of Law. Mr. Socha has served as a director since October 1998 and serves as Chairman of the Company's compensation committee and is a member of the audit committee. Mr. Socha's term of office expires in 2004.

Philip J. Deutch,  age 39  --   Mr. Deutch has served as a Managing  Director of
          Perseus since 1997. In this position, Mr. Deutch has led Perseus' investments in numerous energy technology companies. Mr. Deutch serves on the board of directors of Metallic Power, Evergreen Solar, and International Marketing Concepts. Assuming the closing of the committed financing of Evergreen Solar, Inc. Mr. Deutch will also join the board of directors of that company. Prior to joining Perseus, Mr. Deutch was an attorney at Williams & Connolly LLP. and worked in the Mergers and Acquisitions Department of Morgan Stanley & Co. in New York City. In this position, Mr. Deutch was a member of execution teams for acquisitions, divestitures, and leveraged buyouts. Mr. Deutch is a graduate, with distinction, of Stanford Law School and of Amherst College where he was elected a member of Phi Beta Kappa. Mr. Deutch is a term member of the Council of Foreign Relations and serves on the board of directors of the City Lights School, and the International Center for Research on Women. Mr. Deutch has served as a director of the Company since October 1998 and is a member of the audit committee. Mr. Deutch's term of office expires in 2005.

Jack P. Smith, age 55  --  Mr. Smith is President of More Space Place,  Inc., a
          leading producer and retailer of furniture system solutions. Currently located mainly in Florida, the company has several retail locations in other states as well. Mr. Smith is also a Partner and Director of SilverSmith Inc., a firm producing and selling gas well metering systems. These systems employ radio telemetry, satellite connectivity to the internet and data management by the company, allowing customers real time internet based access to remote gas well production and also enabling certain remote control features. Prior to these ventures Mr. Smith served as President and Chief Executive Officer of Holland Neway International in Muskegon, Michigan, a leading designer and manufacturer  of  suspension  systems  and  brake  actuators  for  the commercial  vehicle  market.  In 2000,  this  650-person  company  had worldwide  sales  of  $200  million.  During  his  tenure,  Smith  was responsible for growing sales of Holland Neway (formerly Neway Anchorlok International) from $70 million to the present level of $200 million. He developed a comprehensive strategic vision for growth that has enabled the company to successfully grow despite stiff competition and steadily declining market prices for brake and suspension components. In 1992, Smith led the company's divestiture from Lear Siegler to American Industrial Partners (AIP), a financial buyer. In 1995, Smith led a successful management buyout of the company with equity partner Kohlberg Kravis Roberts. From 1992 to 1999, these transactions generated an equity return of over $110 million. Smith also held the positions of V.P. of Engineering and Quality Assurance at Neway Anchorlok International and directed the engineering and quality assurance departments. Earlier, he was Chief Engineer. From 1972 to 1982, Smith was Design Group Leader at the Ford Motor Company
          - Heavy Truck Division, in Dearborn, Michigan, where he also held positions as project engineer, and product planning analyst. Smith also serves on the board of directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago, and Weasler Engineering, Inc. in West Bend, Wisconsin. He is a Foundation Board member of Grand Valley State University. A resident of Grand Rapids, Michigan, Smith attended the University of Michigan where he earned bachelor's (1970) and master's (1971) degrees in mechanical engineering and an MBA (1979.) Mr. Smith has served on the board of the Company since August 2001, is a member of the compensation committee and is the acting chairman of the audit committee. Mr.
          Smith's      term      of      office       expires      in      2004.


Audit Committee.

     The current Audit Committee members are Messrs. Smith, Socha and Deutch. The members of the Audit Committee will meet the requirements of the Nasdaq's recently adopted listing standards when the same become applicable to the Company. Mr. Smith is the only current director that is "independent" as defined in those new standards. No member of the Audit Committee is an Audit Committee Financial Expert. The Company has been unable to attract a person who would qualify as such to sit on its Board of Directors. The Board has designated Mr. Smith as the financial expert within the meaning of SEC regulations and the Nasdaq's listing standards. The Committee is appointed by and reports to the Board of Directors. Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of the independent auditors, review of the scope and results of the independent auditors' audit activities, evaluation of the independence of the independent auditors, and review of the Company's accounting controls and policies, financial reporting practices and the internal audit control procedures and related reports of the Company.

Compensation Committee.

     The current Compensation Committee members are Messrs. Smith and Socha. The Compensation Committee has the authority to set the compensation of Beacon's Chief Executive Officer and all executive officers and has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation and establishing and reviewing general policies relating to compensation and benefits of employees. The Committee administers Beacon's Amended and Restated 1998 Stock Incentive Plan, Employee Stock Purchase Plan and its Restricted Stock Unit Incentive Plan. The Committee is composed of two non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

Code of Ethics.

     In 2001, the Company updated its Code of Ethics for the Chief Executive Officer and Chief Financial Officer, its directors and employees (the "Code"). A copy of the Code may be found on the Internet at the Company's website, www.beaconpower.com. The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code.

Item 11.  Executive Compensation

                                                    Annual Compensation                              Long Term Compensation
                                  --------------------------------------------------- ----------------------------------------------
                                                                                             Awards                     Payouts
                                                                                      ------------------------------- -------------
                                                                                                        Restricted      Securities
                                                                        All Other (2)      Stock        Underlying        LTIP
Name and Principal Position            Year      Salary      Bonus     Compensation        Awards         Options        Payouts
--------------------------------------------  ------------ ---------- --------------- ---------------- -------------- -------------
F. William Capp (3)                    2003     $220,000    $      -    $   71,335       $  225,217               -        $    -
President and Chief Executive          2002     $220,000    $      -    $  212,685       $        -               -        $    -
Officer                                2001     $ 12,692    $ 90,000    $    2,765       $        -         900,000        $    -

Matthew L. Lazarewicz (4)              2003     $157,500    $ 20,000    $    1,077       $  108,422               -        $    -
Vice  President and Chief Technical    2002     $157,500    $ 32,573    $    1,073       $        -          80,000        $    -
Officer                                2001     $150,000    $ 35,000    $    1,073       $        -               -        $    -

James M. Spiezio (5)                   2003     $168,000    $ 25,200    $    3,103       $  125,183               -        $    -
Vice President of Finance, Chief       2002     $168,000    $ 51,094    $    3,094       $        -          80,000        $    -
Financial Officer,
Treasurer and Secretary                2001     $160,000    $      -    $    3,094       $        -               -        $    -

William J. Driscoll (6)                2003     $ 87,404    $      -    $        -       $        -               -        $    -
Former Vice President of Engineering   2002     $145,769    $ 21,839    $        -       $        -         100,000        $    -
                                       2001     $ 37,500    $      -    $        -       $        -          50,000        $    -

Richard L. Hockney (7)                 2003     $114,400    $  2,500    $        -       $   27,706               -        $    -
Chief Engineer                         2002     $ 97,223    $      -    $        -       $        -          25,000        $    -
                                       2001     $ 70,548    $      -    $        -       $        -           3,000        $    -
----------------------
1)   Columns required by the rules and regulations of the Securities and
     Exchange Commission that contain no entries have been omitted.

2) Amounts represent term life insurance premiums paid by the executive and reimbursed by Beacon plus an amount to reimburse the executive for taxes paid on the amount of the premium. Mr. Capp also received other compensation relating to realtor expenses and temporary living costs and the related taxes on these items.

3)   The Company hired Mr. Capp in December 2001.

4)   The Company hired Mr. Lazarewicz in February 1999.

5) The Company hired Mr. Spiezio in May 2000.

6) Mr. Driscoll resigned from the Company in May 2003.

7) Mr. Hockney has been with the Company from its inception.

Executive Employment Agreements.

     The Company has employment agreements with Messrs. Capp, Lazarewicz and Spiezio. In addition to the benefits described below, each executive is entitled to receive group health and dental benefits, group long and short term disability insurance coverage, 401(k) plan and stock plan participation, paid vacation and life insurance.

Mr. Capp

     The term of the agreement is from December 1, 2003 to December 31, 2004. During this period, Mr. Capp is entitled to salary of $240,000 and a bonus of $240,000 if Mr. Capp achieves the performance goals set by the Board (which bonus may be more if the goals are exceeded or less if they are not reached). In addition, the Company will pay Mr. Capp a bonus of $45,000 related to 2002. Mr. Capp shall move to Massachusetts and will receive a bonus of $10,000 if he does so by May 1, 2004. The Company will reimburse him for certain out-of-pocket expenses incurred in connection with the move. Until Mr. Capp moves to Massachusetts (but not after May 1, 2004), the Company will reimburse him for the reasonable cost of an apartment (not to exceed $3500 per month). If the agreement is terminated by Mr. Capp without good reason (generally, a diminution of his duties or title, a breach of this agreement by the Company, a change of the Company's location, a sale of the Company or his removal from the Board) or by the Company for cause (generally, fraud or embezzlement, failure to cure a breach of this agreement within 30 days after notice, a material breach of a material Company policy or willful misconduct), then Mr. Capp will be entitled to his salary up to the date of termination. If the agreement is terminated by the Company without cause or by Mr. Capp for good reason, then Mr. Capp will be entitled to the remainder of his salary for the term and the portion of $225,217 equal to the percentage of the term that has elapsed (but not to exceed
$192,000). In the event of Mr. Capp's death or disability, he or his estate shall be entitled to three months' salary. If the Company fails to offer Mr. Capp a new employment agreement by the end of the term, or if he continues thereafter as an employee-at-will, then he will be entitled to receive the same amount in 2005 as he received in 2004.

Mr. Lazarewicz

     The term of the agreement is from October 25, 2002 to April 25, 2004. During this period Mr. Lazarewicz is entitled to salary of $167,000 per year and, at the discretion of the Board, a bonus. If the agreement is terminated by Mr. Lazarewicz without good reason (generally, a diminution of his duties or title, a breach of this agreement by the Company, a change of the Company's location, a sale of the Company or his removal from the Board) or by the Company for cause (generally, fraud or embezzlement, failure to cure a breach of this agreement within 30 days after notice, a material breach of a material Company policy or willful misconduct), then Mr. Lazarewicz will be entitled to his salary up to the date of termination. If the agreement is terminated by the Company without cause or by Mr. Lazarewicz for good reason, then Mr. Lazarewicz will be entitled to one years' salary and the portion of $108,422 equal to the percentage of the term that has elapsed (but not to exceed $78,750). In the event of Mr. Lazarewicz 's death or disability, he or his estate shall be entitled to three months' salary. In addition, in the event of Mr. Lazarewicz's death or disability or the termination by the Company without cause or by Mr. Lazarewicz for good reason, he is entitled to accelerated vesting of stock options. If the Company fails to offer Mr. Lazarewicz a new employment agreement by the end of the term, or if he continues thereafter as an employee-at-will, then he will be entitled to receive the same amount in 2005 as he received in 2004.

Mr. Spiezio

     The term of the agreement began on October 25, 2002 and continues until it is terminated. During this period Mr. Spiezio is entitled to salary of $178,500 per year and, at the discretion of the Board, a bonus. If the agreement is terminated by Mr. Spiezio without good reason (generally, the Company's material breach of the agreement or a change of the Company's location) or by the Company for cause (having the same meaning as in Mr. Capp's agreement) then Mr. Spiezio will be entitled to his salary up to the date of termination. If the agreement is terminated by the Company without cause or by Mr. Spiezio for good reason, then Mr. Spiezio will be entitled to 48 weeks' salary. In the event of Mr. Spiezio's death or disability, he or his estate shall be entitled to three months' salary.

Option Grants in Last Fiscal Year.

     There were no options granted to executive officers of the Company during the last fiscal year ending December 31, 2003.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                              Shares                    Number of Securities Underlying      Value of Unexercised in-the-money
                            Acquired on     Value       Unexercised Options at Year End             Options at Year End
                             Exercise      Realized     Exercisable       Unexercisable       Exercisable        Unexercisable
-------------------------- -------------- ------------ ---------------- ----------------- ---------------------- ---------------
F. William Capp                        -       $   -           900,000                  -         $   180,000        $         -
Matthew L. Lazarewicz                  -       $   -           269,999             26,667         $    54,133        $    10,400
James M. Spiezio                       -       $   -           206,666             26,667         $    20,800        $    10,400
William J. Driscoll                    -       $   -                 -                  -         $         -        $         -
Richard L. Hockney                     -       $   -            18,667              9,333         $     6,500        $     3,250


     Total value of exercisable and unexercisable options is derived from the difference between the fair market value ($1.09 as of December 31, 2003) of the Company's stock and the exercise price of the options at fiscal year-end.

Long-Term Incentive Plans -- Awards in Last Fiscal Year

                                                Performance or                Estimated Future Payouts
                              Number             Period Until            Under Non-Stock Price Based Plans*
                                                                       ----------------------------------------
                             of Units               Payout               Threshold     Target      Maximum
                          --------------- ---------------------------  ----------------------------------------

F. William Capp                  206,621     Quarterly during 2004               100%      100%           100%
Matthew L. Lazarewicz             99,470     Quarterly during 2004               100%      100%           100%
James M. Spiezio                 114,847     Quarterly during 2004               100%      100%           100%
William J. Driscoll                    -              N/A                          0%        0%             0%
Richard L. Hockney                25,418     Quarterly during 2004               100%      100%           100%

     See note 16 to the financial statements for a full description of the Company's long-term incentive plan.

Director Compensation.

     The Company has adopted a compensation package that consists of stock options and cash designed to compensate board members who are not employees ("non-employee directors"). All non-employee directors serving on the board of directors receive options to purchase 10,000 shares of the Company's common stock that vest monthly over a 12-month period and an exercise price equal to the fair market value of the common stock on the date of grant. On the anniversary date of each particular non-employee director's appointment to the Company's board, each non-employee director will receive additional options to purchase 10,000 shares of the Company's common stock that vest monthly over a 12-month period and have an exercise price equal to the fair market value of the common stock on the date of grant.

     Non-employee directors also receive an annual retainer of $10,000, payable quarterly, plus $2,000 for each board of directors meeting attended in person and $500 for each meeting attended by telephone. Audit committee members receive an annual retainer of $50,000 for 2003 and $30,000 for 2004 payable quarterly plus $500 per meeting. The board of directors will establish audit committee retainers for years subsequent to 2004 during 2004. All other committee members receive $500 per meeting. Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 2004, certain information concerning the ownership of shares of Common Stock by (i) each person or group that the Company knows owns beneficially more than five percent of the issued and outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each named executive officer described in "Compensation of Executive Officers" below, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person named has sole investment and voting power with respect to his or its shares of Common Stock shown.


                                                          Number of                    Percentage of
                                                            Shares                      Common Stock
                                                         Beneficially                   Beneficially
   Name and Address of Beneficial Owner (1)             Owned (2) (3)                  Owned (2) (3)
-----------------------------------------------  -----------------------------  -----------------------------
F. William Capp                                                       900,000               2.0%
Matthew L. Lazarewicz (4)                                             410,813                *
James M. Spiezio                                                      233,333                *
Philip J. Deutch                                                       10,000                *
Jack P. Smith (5)                                                      27,333                *
Kenneth M. Socha                                                       10,000                *
William E. Stanton (6)                                                 11,000                *
Perseus Capital, L.L.C. (7)                                        12,014,944              25.2%
The Beacon Group Energy Investment Fund II,
L.P. (8)                                                            3,055,856               6.9%
All directors and executive officers as a
group (8 persons)                                                   1,601,479               3.6%

--------------
*   Less than 1%.

(1) The address for all executive officers and directors is c/o Beacon Power Corporation, 234 Ballardvale Street, Wilmington, MA 01887. Messrs. Capp, Lazarewicz, and Spiezio are executive officers of Beacon. Messrs. Capp, Deutch, Smith, Socha and Stanton are directors of Beacon.

(2) The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to those securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 31, 2004 through the exercise of any warrant, stock option or other right. The inclusion in this proxy statement of these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying warrants or options held by that person that are exercisable or convertible within 60 days of March 31, 2004, but excludes shares of common stock underlying warrants or options held by any other person.

(3) Includes the following number of shares of common stock issuable upon the exercise of stock options which may be exercised on or before May 30, 2004:
     Mr. Capp,  900,000;  Mr. Spiezio,  233,333;  Mr. Lazarewicz,  269,999;  Mr.
     Deutch, 10,000; Mr. Smith, 25,833; Mr. Socha, 10,000; and Mr. Stanton, 10,000.

(4) Includes 2,500 shares of common stock held in trust for Mr. Lazarewicz' wife and sister-in-law, for which Mr. Lazarewicz acts as sole trustee. Mr. Lazarewicz disclaims beneficial ownership over these shares.

(5) Includes 500 shares of common stock held by Mr. Smith's son. Mr. Smith disclaims beneficial ownership over these shares.

(6) Includes 1,000 shares of common stock held by Mr. Stanton's wife. Mr. Stanton disclaims beneficial ownership over these shares.

(7) Includes shares of common stock issuable upon exercise of warrants to purchase 4,512,593 shares of common stock. Perseus Capital's address is 2099 Pennsylvania Avenue, N.W., Suite 900, Washington, DC 20006. Mr. Philip
     J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are also Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C.,

(8) Includes shares of common stock issuable upon exercise of warrants to purchase 1,018,000 shares of common stock. Beacon Group's address is 399 Park Avenue, New York, NY 10022.

Equity compensation plan information

     The following table gives information about equity awards under the Company's stock option plan and employee stock purchase plan, as of December 31, 2003.

----------------------------------------------------------------------------------------------------------------
                                Number of securities to be Weighted average exercise
                                 issued upon exercise of     price of outstanding      Number of securities
                                  outstanding options,      options, warrants and     remaining available for
         Plan category             warrants and rights              rights                future issuance
----------------------------------------------------------------------------------------------------------------
                                           (a)                       (b)                        (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans                                -           $             -                          -
approved by security holders
----------------------------------------------------------------------------------------------------------------
Equity compensation plans not                    2,815,929           $          1.84                  5,681,891
approved by security holders
----------------------------------------------------------------------------------------------------------------
Total                                            2,815,929           $          1.84                  5,681,891
----------------------------------------------------------------------------------------------------------------

     For additional information concerning the Company's equity compensation plans, see discussion in footnotes 8, 9 and 10 to the Company's consolidated financial statements, Stock Options, Employee Stock Purchase Plan and Restricted Stock Units.

Item 13.  Certain Relationships and Related Transactions

Strategic Investment

     On May 15, 2003, the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of Series A Preferred Stock of Evergreen, for $1.12 per share. In addition the Company also purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen's common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C. Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. .. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested
directors  of  the  Company,   after  full  disclosure  of  relevant  facts  and
circumstances. Mr. Deutch does not participate in discussions concerning this strategic investment.

Advances to Certain Officers

     During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and options and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through December 31, 2003, the Company had collected approximately $667,000 in principal payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,000 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. During 2003, a portion of this reserve was reversed due to a partial payment of $323,000 from the proceeds of the sale of the Beacon stock that secured the loan. This balance of this loan of $118,000and is still reserved, however, it has not been cancelled. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. All other officers have paid their respective loan balances in full as of December 31, 2003.

Agreement with GE Corporation Research and Development

     As a result of the investment in Beacon by GE Capital Equity Investments, Inc., the Company has entered into an agreement with GE Corporate Research and Development ("GE CR&D"), under which GE CR&D will provide the Company with technical expertise in controls and materials. Under the terms of that agreement, GE CR&D has agreed to make available to Beacon up to $2,000,000 of its services at cost and the Company has issued GE Equity a warrant to purchase 240,000 shares of its common stock at an exercise price of $2.10 per share. Of these warrants, 120,000 vested immediately and 120,000 will vest ratably to the extent to which Beacon uses GE CR&D's services. This agreement terminates, and any unvested options are forfeited, on October 24, 2005. Beacon did not engage GE CR&D for any services during 2003; thus no other warrants were vested during 2003.

Item 14. Principal Accounting Fees and Services

                         2003          2002
                     ------------- -------------

Audit Fees               $122,960      $123,920
Audit-Related Fees              -             -
Tax Fees                   78,480        41,760
All Other Fees                  -             -
                     ------------- -------------
Total Fees            $  185,940    $  167,680
                     ============= =============


     The Company has engaged Deloitte and Touche, LLP as its principal auditors since before its initial public offering in November 2000.

Audit Fees

     The aggregate audit fees billed by Deloitte and Touche for the fiscal years ended December 31, 2003 and 2002 were $122,960 and $123,920, respectively. These fees include amounts for the audit of the Company's consolidated annual financial statements and the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q, including services related thereto such as attest services and consents.

Audit-Related Fees

     There were no audit-related fees billed during the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

     The aggregate fees billed by Deloitte and Touche for tax services rendered for the fiscal years 2003 and 2002 were $78,480 and $41,760, respectively. These fees were for the preparation and filing of the 2001 and 2002 income tax return, developing estimated payments for 2003 income taxes, and tax advice related to the Company's restricted stock unit bonus program.

All Other Fees

     Other than the services performed above, there were no other fees billed for 2003 and 2002.

Audit Committee Pre-Approval Requirements

     The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Deloitte & Touche during fiscal 2003 were pre-approved pursuant to the procedures outlined above.

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

4.1 Shareholder Rights Agreement dated as of September 25, 2002. (Incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K of Beacon Power Corporation filed on October 4, 2002).

4.2 Amendment to Shareholder Rights Agreement dated as of December 27, 2002. (Incorporated by reference to Exhibit 12.2 to the Annual Report on Form 10-K of Beacon Power Corporation No. 333-43386 filed on March 31, 2003).

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

10.1.22 Employment agreement dated December 1, 2001 between F. William Capp and Beacon Power Corporation. (Incorporated by reference to Exhibit No. 10.1.22 to the Annual Report on Form 10-K of Beacon Power Corporation No. 333-43386 filed on March 31, 2003).

10.1.23 Employment agreement dated October 25, 2002 between Matthew L. Lazarewicz and Beacon Power Corporation. (Incorporated by reference to Exhibit No. 10.1.23 to the Annual Report on Form 10-K of Beacon Power Corporation No. 333-43386 filed on March 31, 2003).

10.1.24 Employment agreement dated October 25, 2002 between William J. Driscoll and Beacon Power Corporation. (Incorporated by reference to Exhibit No.
     10.1.24 to the Annual Report on Form 10-K of Beacon Power Corporation No. 333-43386 filed on March 31, 2003).

10.1.25 Employment agreement dated October 25, 2002 between James M. Spiezio and Beacon Power Corporation. (Incorporated by reference to Exhibit No. 10.1.25 to the Annual Report on Form 10-K of Beacon Power Corporation No. 333-43386 filed on March 31, 2003).

10.1.26 Employment agreement amendment dated October 25, 2003 between Matthew L. Lazarewicz and Beacon Power Corporation.

10.1.27 Employment agreement dated March 11, 2004 between F. William Capp and Beacon Power Corporation.

10.1.28 Form of Restricted Stock Unit Agreement of Beacon Power Corporation.

11.1 Statement of Computation of Earnings per Share. (This exhibit has been omitted because the information is shown in the financial statements or notes thereto.)

23.1 Consent of Deloitte & Touche LLP

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act

31.2 Certification  of Principal  Financial and Accounting  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act

32.1 Certification  of CEO pursuant to 18  U.S.C.ss.135  as adopted  pursuant to section 906 of the Sarbanes-Oxley Act of 2002 32.2 Certification of CFO pursuant to 18 U.S.C.ss.135 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

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

                              Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                Date

/s/ F. William Capp       President and Chief Executive Officer,
                           and Director
F. William Capp            (Principal Executive Officer)      March 30, 2004

/s/ James M. Spiezio      Vice President of Finance, Chief Financial
                            Officer, Treasurer and Secretary
James M. Spiezio            (Principal Financial Officer)     March 30, 2004


/s/ Philip J. Deutch
Philip J. Deutch           Director                           March 30, 2004

/s/ Jack P. Smith
Jack P. Smith              Director                           March 30, 2004

/s/ Kenneth M. Socha
Kenneth M. Socha           Director                           March 30, 2004

/s/ William E. Stanton
William E. Stanton         Director                           March 30, 2004