Form 10-K/A
period 2003-12-31
BEACON POWER CORP
filed 2004-05-17
CIK 1103345

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                 Amendment No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A __X___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). ___ Yes _X_ No

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

                                Table of Contents
                                                                           Page
PART I
     Item 1.    Business                                                      1
     Item 2.    Properties                                                    9
     Item 3.    Legal Proceedings                                             9
     Item 4.    Submission of Matters to a Vote of Security Holders           9
     Item 4A.   Executive Officers of the Company                             9

PART II
     Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        11
     Item 6.    Selected Consolidated Financial Data                         12
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        13
     Item 7A.    Quantitative and Qualitative Disclosure about Market Risk   27
     Item 8.    Financial Statements and Supplementary Data                  28
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        50
     Item 9A.   Controls and Procedures                                      50

PART III
     Item 10.   Directors and Executive Officers                             51
     Item 11.   Executive Compensation                                       56
     Item 12.   Security Ownership of Certain Beneficial Owners
                  And Management                                             59
     Item 13.   Certain Relationships and Related Transactions               61
     Item 14.   Principal Accounting Fees and Services                       62

PART IV
     Item 15.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                        63

     Signatures                                                              66

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Beacon Power Corporation (the "Company") for the year ended December 31, 2003 (the "Original Form 10-K") is to restate the Company's accompanying consolidated financial statements for the fiscal year ended December 31, 2003 and 2002, and to revise related disclosures in the Original Form 10-K. This restatement is described in detail in Note 15 to the consolidated financial statements.


Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K/A may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements reflect Beacon Power Corporation's view about future events and financial performance, including among other things, its expected future revenues, costs of operations and capital expenditures, estimates of the potential markets for its products, the rate of growth in those markets and the competitive advantage that the Company's products has that will result in gaining market share. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these estimates due to a number of factors as discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Conditions" and "Results of Operations - Risk Factors " of this Form 10-K/A.

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

Smart Energy

     The Company has available for sale its Smart Energy products, which deliver a low level of power for a long period of time (typically measured in hours). These products include the 2kWh and 6kWh Smart Energy systems, which have demonstrated quality performance and reliability at numerous sites. The Smart Energy products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company believes that its Smart Energy products offer life cycle cost advantages and significant performance improvements over conventional, battery-based back-up power sources. At this time, the Company does not have orders for its Smart Energy products or any inventory of finished products and does not have purchase orders in place with vendors for components. In the event that the Company receives significant customer orders for these products, it will need to place orders for components with vendors and hire and train manufacturing personnel to assemble, inspect and assist in the installation of deliverable units.

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


     Matthew L. Lazarewicz. Mr. Lazarewicz has served as the Company's Vice President of Engineering since February 1999, and was named Chief Technical Officer in September of 2001. Prior to joining the Company, Mr. Lazarewicz worked for General Electric Company in various capacities. He started his 25-year career with the General Electric Company in the gas turbine division as a design engineer. After a transfer to GE Aircraft Engines, he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. Most recently he served as a manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter from 1991 to 1996. This included the development through production phases. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.


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

Item 6.  Selected Consolidated Financial Data

     The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K/A.

     The following tables present selected historical financial data for the years ended December 31, 2003, 2002, 2001, 2000, 1999, and for the period from May 8, 1997, the date of the Company's inception, through December 31, 2003.

                                                                                                     Period from
                                                                                                        Date
                                                                                                    of Inception
                                                                                                    (May 8, 1997)
                                                                                                         to
                                                              Year ended December 31,                December 31,
                                                    2003     2002      2001      2000      1999         2003
                                                 ------------------------------------------------------------------
                                                               (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues                                              $   -    $   -     $   -     $  50     $  269      $     551
                                                 ------------------------------------------------------------------
Operating expenses:
   Selling, general and administrative                4,936    5,637     8,940     4,631      1,559         28,059
   Research and development                           3,550    7,130    17,628    12,715      3,506         50,344
   Loss on sales commitments                              -        -         -        51        325            376
   Depreciation and amortization                        285    1,644     1,324       401        219          3,951
   Restructuring charges                                  -    2,159         -         -          -          2,159
   Loss on impairment of assets                         367    4,297         -         -          -          4,664
                                                 ------------------------------------------------------------------
Total operating expenses                              9,138   20,867    27,892    17,798      5,609         89,553
                                                 ------------------------------------------------------------------
Loss from operations                                (9,138) (20,867)  (27,892)  (17,748)    (5,340)       (89,002)
Interest and other income (expense), net                520       28     1,746       330      (331)          2,405
                                                 ------------------------------------------------------------------
Net loss                                            (8,618) (20,839)  (26,146)  (17,418)    (5,671)       (86,597)
Preferred stock dividends                                 -        -         -  (35,797)      (917)       (36,826)
Accretion of redeemable convertible preferred
stock                                                     -        -         -      (64)       (42)          (113)
                                                 ------------------------------------------------------------------
Loss to common shareholders                         (8,618) (20,839)  (26,146)  (53,279)    (6,630)      (123,536)
                                                 ==================================================================
Net loss per share, basic and diluted               ($0.20)  ($0.49)   ($0.61)  ($10.77)  ($393.52)
                                                 ===================================================
Shares used in computing net loss per share,         42,886   42,797    42,551     4,946         17
basic and diluted
                                                 ===================================================

                                                                  As of December 31,
                                                 2003         2002         2001       2000       1999
                                                 (As          (As          (As        (As
                                               restated)    restated)    restated)  restated)
                                             -------------------------------------------------------------
                                                                    (In thousands)
Balance Sheet Data:
Cash and cash equivalents                          $ 8,909     $ 17,867    $ 34,201  $ 62,051      $  234
Working capital                                      8,838       16,865      32,383    58,778       (878)
Total assets                                        12,067       20,906      42,131    67,738         974
Redeemable convertible preferred stock                   -            -           -         -       4,535
Total stockholders' equity (deficiency)            $ 9,692     $ 18,075    $ 38,981  $ 63,308    $(8,591)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with its financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors " section and contained elsewhere in this Form 10-K/A.

     The following management's discussion and analysis gives effect to the restatement as discussed in Note 15 to the consolidated financial statements.

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

     Restructuring and asset impairment charges. The Company recognized asset impairment charges in 2003 and restructuring and asset impairment charges during 2002. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market and therefore has taken non-cash asset impairment charges of $0.4 million in 2003 and aggregating $4.3 million in 2002, pursuant to Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

     Interest and Other Income/ (Expense), net. The increase from 2002 to 2003 of approximately $492,000 is primarily attributable to the reversal of a reserve for loans to officers taken in the prior year as a result of payments on those loans being received, a decrease in interest income earned due to lower cash balances, accrued dividends on the Company's investment in Evergreen Solar Preferred Stock, and lower interest expense associated with smaller capital leases, which expired during the second half of 2003.


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


Liquidity and Capital Resources


                                                                       Year ended December 31,
                                                            ----------------------------------------------
                                                                 2003           2002           2001
                                                            ----------------------------------------------
                                                                           (in thousands)
Cash and cash equivalents                                        $   8,909       $  17,867      $  34,201
Working capital                                                      8,838          16,865         32,383
Cash provided by (used in)
   Operating activities                                            (7,701)        (15,541)       (24,175)
   Investing activities                                            (1,291)           (466)        (3,655)
   Financing activities                                                 35           (327)           (21)
                                                            ----------------------------------------------
Net decrease in cash and cash equivalents                       $  (8,957)     $  (16,334)    $  (27,851)
                                                            ==============================================
Current ratio                                                          4.7             7.0           12.1
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

     The Company's significant long-term contractual obligations as of December 31, 2003 are as follows:

                                         Cash Payments Due During the Year Ended December 31,
                                 -----------------------------------------------------------------------------------
Description of Commitment           2004       2005       2006        2007       2008     Thereafter       Total
------------------------------------------------------------------------------------------------------  ------------
Operating leases                   490,675    500,359    529,413     397,059         -           -         1,917,506
Purchase obligations               855,000          -          -           -         -           -           855,000

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

The Company Needs Additional Financing.

     The Company will need additional financing to execute its business plan. The Company cannot be certain that it will be able to raise additional funds on terms acceptable to the Company or at all. If future financing is not available or is not available on acceptable terms, the Company would not be able to continue as a going concern. See "Selected Historical
     Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Channels to Market For Photovoltaic Products are Not Stable and have Changed Substantially in the Last Year.

     The photovoltaic market is growing rapidly, but the sales and distribution channels are not stable. In the last year, the cross section of these distributors has changed as some photovoltaic module manufacturers have left the market for "balance of systems" products such as the Company's Smart Power M5 inverter system, and other distributors have been merged. In particular, several of the large volume distributors have reduced their product offerings to only solar panels. When these types of change take place, it often results in a period of uncertainty in the sales and distribution channels, leading to fewer and smaller orders being placed. The Company is using a strategy of selling through full-service, wholesale distributors and there can be no assurance that this strategy will be successful in the channel structure that continues to be restructured.

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

Item 8.  Financial Statements and Supplementary Data

                            BEACON POWER CORPORATION
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                           Page


Independent Auditors' Report .............................................   29

Consolidated Balance Sheets at December 31, 2003 and 2002 (As restated) ..   30

Consolidated Statements of Operations for the years ended December 31,
  2003, 2002 and 2001 and for the period May 8, 1997 (date of
  inception) to December 31, 2003 ........................................   31

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2003, 2002 and 2001 and for the period
  May 8, 1997 (date of inception) to December 31, 2003 (As restated) .....   32

Consolidated Statements of Cash Flows for the years ended December 31,
  2003, 2002 and 2001 and for the period May 8, 1997 (date of
  inception) to December 31, 2003 (As restated) ..........................   36

Notes to Consolidated Financial Statements ...............................   38

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

As discussed in Note 15, the accompanying 2003, 2002 and 2001 financial statements have been restated.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 25, 2004
(May 12, 2004 as to Note 15)

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           (As restated - See Note 15)


                                                                   December 31,     December 31,
                                                                       2003            2002
                                                                  --------------  ---------------
Assets
Current assets:
   Cash and cash equivalents ...................................   $   8,909,261    $  17,866,534
   Accounts receivable, trade ..................................         128,133             --
   Inventory ...................................................         238,684             --
   Prepaid expenses and other current assets ...................         773,226        1,775,455
   Investments .................................................       1,163,758             --
   Assets held for sale ........................................            --             53,715
                                                                   -------------    -------------
       Total current assets ....................................      11,213,062       19,695,704

Property and equipment, net (Note 3) ...........................         357,180          562,929
Restricted cash ................................................         405,232          355,232
Other assets ...................................................          91,325          291,901
                                                                   -------------    -------------

Total assets ...................................................   $  12,066,799    $  20,905,766
                                                                   =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ............................................   $     148,075    $      77,326
   Accrued compensation and benefits ...........................         156,000          226,623
   Other accrued expenses ......................................         664,527          576,881
   Restructuring reserve .......................................       1,406,191        1,749,738
   Current portion of capital lease obligations ................            --            200,041
                                                                   -------------    -------------
       Total current liabilities ...............................       2,374,793        2,830,609

Commitments (Note 4)

Stockholders' equity:
   Preferred Stock, $.01 par value; 10,000,000 shares authorized
   no shares issued or outstanding .............................            --               --
   Common stock, $.01 par value; 110,000,000 shares authorized;
   43,107,526 and 42,812,897 shares issued and outstanding at
   December 31, 2003 and 2002, respectively ....................         431,075          428,129
   Deferred stock compensation .................................        (832,639)         (18,413)
   Additional paid-in-capital ..................................     133,796,667      132,750,525
   Deficit accumulated during the development stage ............    (123,603,437)    (114,985,424)
   Treasury stock, at cost .....................................         (99,660)         (99,660)
                                                                   -------------    -------------
       Total stockholders' equity ..............................       9,692,006       18,075,157

Total liabilities and stockholders' equity .....................   $  12,066,799    $  20,905,766
                                                                   =============    =============
                                 See notes to consolidated financial statements.


                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                                                                             Cumulative from
                                                                                                May 8, 1997
                                             Year ended       Year ended       Year ended   (date of inception)
                                              December         December         December      Through December
                                                2003             2002             2001           31, 2003
                                           -------------    -------------    -------------    -------------
Revenue ................................   $        --      $        --      $        --      $     551,184

Operating expenses:
   Selling, general and administration .       4,936,575        5,636,903        8,939,589       28,059,603
   Research and development ............       3,549,592        7,129,880       17,627,714       50,343,486
   Loss on sales commitments ...........            --               --               --            375,974
   Depreciation and amortization .......         284,733        1,644,230        1,323,958        3,950,736
   Restructuring charges ...............            --          2,159,280             --          2,159,280
   Loss on impairment of assets ........         366,788        4,297,128             --          4,663,916
                                           -------------    -------------    -------------    -------------
         Total operating expenses ......       9,137,688       20,867,421       27,891,261       89,552,995
                                           -------------    -------------    -------------    -------------

Loss from operations ...................      (9,137,688)     (20,867,421)     (27,891,261)     (89,001,811)

Interest income ........................         217,964          504,034        2,157,724        3,779,967
Interest expense .......................          (6,713)         (41,932)        (303,160)      (1,093,703)
Other income (loss) ....................         308,424         (433,933)        (108,971)        (281,696)
                                           -------------    -------------    -------------    -------------
   Total other income, net .............         519,675           28,169        1,745,593        2,404,568
                                           -------------    -------------    -------------    -------------
Net loss ...............................      (8,618,013)     (20,839,252)     (26,145,668)     (86,597,243)

Preferred stock dividends ..............            --               --               --        (36,825,680)
Accretion of convertible preferred stock            --               --               --           (113,014)
                                           -------------    -------------    -------------    -------------
Loss to common shareholders ............   $  (8,618,013)   $ (20,839,252)   $ (26,145,668)   $(123,535,937)
                                           =============    =============    =============    =============

Loss per share, basic and diluted             $    (0.20)      $    (0.49)      $    (0.61)
                                           =============    =============    =============
Average shares outstanding, basic
  and diluted                                 42,885,675       42,797,072       42,550,502
                                           =============    =============    =============

                    See notes to consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
          Consolidated Statements of Stockholders' Equity (Deficiency)

                                                Class A            Class C                                Deferred        Deferred
                                             Preferred Stock     Preferred Stock      Common Stock       Consulting        Stock
                                          Shares       Amount   Shares     Amount   Shares    Amount      Expense      Compensation
                                     -----------------------------------------------------------------------------------------------

BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)      -   $        -     -   $      -            -  $       -  $        -  $            -

Issuance of Founder's Shares                    -            -      -         -    6,750,000     67,500           -               -
Issuance of Class A preferred stock     1,390,000    5,662,500      -         -            -          -   (275,000)               -
Recapitalization                        3,373,313       67,466      -         -  (6,746,626)    (67,466)          -               -
Rounding for fractional shares                  -            -      -         -          (2)          -           -               -
Issuance of Class C preferred and
  common stock                                  -            -      6    29,866       13,476        134           -               -
Proceeds from stock offering, net
  of related expenses                           -            -      -         -    9,200,000     92,000           -               -
Conversion of Series A preferred
  stock                               (4,767,907)  (5,741,451)      -         -    9,535,814     95,358           -               -
Conversion of Series C preferred stock          -            -    (6)  (29,866)           12          -           -               -
Conversion of convertible preferred stock       -            -      -         -   19,823,704    198,237           -               -
Deferred Consulting                             -            -      -         -            -          -     773,284               -
Series A Issuance for Consulting                -            -      -         -      134,464      1,345   (498,284)               -
Repayment of subscription receivable            -            -      -         -            -          -           -               -
Issuance of Series A preferred stock for
  services and interest on loans            4,594       11,485      -         -            -          -           -               -
Dividend on Class D preferred stock             -            -      -         -            -          -           -               -
Dividends on redeemable convertible
  preferred stock                               -            -      -         -            -          -           -               -
Payment of accrued dividend                     -            -      -         -      859,330      8,593           -               -
Repayment of subscription receivable            -            -      -         -            -          -           -               -
Accretion of redeemable preferred stock
  to redemption value                           -            -      -         -            -          -           -               -
Deferred Stock Compensation                     -            -      -         -            -          -           -     (3,009,967)
Amortization of Deferred Stock Compensation     -            -      -         -            -          -           -         939,308
Issuance of warrants                            -            -      -         -            -          -           -               -
Cashless Warrant exercise                       -            -      -         -    1,982,876     19,829           -               -
Exercise of Stock Options                       -            -      -         -      480,266      4,803           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2000                      -      $     -      -  $      -   42,033,314    420,333    $      -  $  (2,070,659)

Deferred Stock Compensation revaluation         -            -      -         -            -          -           -       1,566,906
Issuance of stock options for
  consulting services                           -            -      -         -            -          -           -        (47,892)
Amortization of Deferred Stock Compensation     -            -      -         -            -          -           -         340,081
Issuance of Stock Options to settle lawsuit     -            -      -         -            -          -           -               -
Shares issued through ESPP                      -            -      -         -       54,956        550           -               -
Option extension for CEO                        -            -      -         -            -          -           -               -
Option extension for severed employees          -            -      -         -            -          -           -               -
Exercise of Stock Options                       -            -      -         -      682,586      6,826           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2001                      -     $      -      -  $      -   42,770,856  $ 427,709    $      -   $   (211,564)

Deferred Stock Compensation revaluation         -            -      -         -            -          -           -         173,616
Amortization of Deferred Stock Compensation     -            -      -         -            -          -           -          19,535
Shares issued through ESPP                      -            -      -         -       42,041        420           -               -
Purchase of Treasury Stock                      -            -      -         -            -          -           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2002                      -     $      -      -  $      -   42,812,897  $ 428,129    $      -   $    (18,413)

Deferred Stock Compensation revaluation         -            -      -         -            -          -           -        (87,031)
Issuance of restricted stock units for
bonus (As restated, See Note 15)                -            -      -         -            -          -           -       (727,195)
Shares issued through ESPP                      -            -      -         -        5,494         54           -               -
Exercise of Stock Options                       -            -      -         -      289,135      2,892           -               -
Net loss                                        -            -      -         -            -          -           -               -
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2003 (As
restated, See Note 15)                          -    $       -      -  $      -   43,107,526  $ 431,075    $      -    $  (832,639)
                                     ===============================================================================================

                 See notes to consolidated financial statements.

                                                                                                           Total
                                         Additional      Stock                                         Stockholders'
                                          Paid-in    Subscription    Retained         Treasury Stock    (Deficiency)
                                          Capital      Receivable     Deficit        Shares     Amount     Equity
                                     --------------------------------------------------------------------------------

BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)$       -    $       -      $      -           -  $       -   $           -

Issuance of Founder's Shares                      -            -      (67,500)           -           -              -
Issuance of Class A preferred stock               -  (5,000,000)             -           -           -        387,500
Recapitalization                                  -            -             -           -           -              -
Rounding for fractional shares                    -            -             -           -           -              -
Issuance of Class C preferred and  common stock   -            -             -           -           -         30,000
Proceeds from stock offering, net
  of related expenses                    49,249,537            -             -           -           -     49,341,537
Conversion of Series A preferred stock    5,646,093            -             -           -           -              -
Conversion of Series C preferred stock       29,866            -             -           -           -              -
Conversion of convertible preferred
  stock                                  36,496,431            -             -           -           -     36,694,668
Deferred Consulting                               -            -             -           -           -        773,284
Series A Issuance for Consulting            496,939            -             -           -           -              -
Repayment of subscription receivable              -    2,992,492             -           -           -      2,992,492
Issuance of Series A preferred stock for
  services and interest on loans                  -            -             -           -           -         11,485
Dividend on Class D preferred stock               -            -     (749,005)           -           -      (749,005)
Dividends on redeemable convertible
  preferred stock                                 -            -   (1,496,675)           -           -    (1,496,675)
Payment of accrued dividend               1,077,714            -             -           -           -      1,086,307
Repayment of subscription receivable              -    2,007,508             -           -           -      2,007,508
Accretion of redeemable preferred stock
  to redemption value                             -            -     (113,014)           -           -      (113,014)
Deferred Stock Compensation               3,009,967            -             -           -           -              -
Amortization of Deferred Stock Compensation       -            -             -           -           -        939,308
Issuance of warrants                     36,520,366            -  (34,580,000)           -           -      1,940,366
Cashless Warrant exercise                  (19,829)            -             -           -           -              -
Exercise of Stock Options                   451,674            -             -           -           -        456,477
Net loss                                          -            -  (30,994,310)           -           -   (30,994,310)
                                     --------------------------------------------------------------------------------
Balance, December 31, 2000              132,958,758   $        -  (68,000,504)           -           -  $  63,307,928

Deferred Stock Compensation
  revaluation                           (1,566,906)            -             -           -           -              -
Issuance of stock options for
  consulting services                        47,892            -             -           -           -              -
Amortization of Deferred Stock Compensation       -            -             -           -           -        340,081
Issuance of Stock Options to
  settle lawsuit                            303,160            -             -           -           -        303,160
Shares issued through ESPP                  109,394            -             -           -           -        109,944
Option extension for CEO                    315,394            -             -           -           -        315,394
Option extension for severed employees       31,197            -             -           -           -         31,197
Exercise of Stock Options                   712,367            -             -           -           -        719,193
Net loss                                          -            -  (26,145,668)           -           -   (26,145,668)
                                     --------------------------------------------------------------------------------
Balance, December 31, 2001            $ 132,911,256   $        - $(94,146,172)           -  $        -  $  38,981,229

Deferred Stock Compensation revaluation   (173,616)            -             -           -           -              -
Amortization of Deferred Stock Compensation       -            -             -           -           -         19,535
Shares issued through ESPP                   12,885            -             -           -           -         13,305
Purchase of Treasury Stock                        -            -             -     132,000    (99,660)       (99,660)
Net loss                                          -            -  (20,839,252)           -           -   (20,839,252)
                                     --------------------------------------------------------------------------------
Balance, December 31, 2002            $ 132,750,525    $       - $(114,985,424)    132,000  $ (99,660)  $  18,075,157

Deferred Stock Compensation revaluation      87,031            -             -           -           -              -
Issuance of restricted stock units for
  bonus (As restated, See Note 15)          727,195            -             -           -           -              -
Shares issued through ESPP                      911            -             -           -           -            965
Exercise of Stock Options
  (As restated, See Note 15)                231,005            -             -           -           -        233,897
Net loss                                          -            -   (8,618,013)           -           -    (8,618,013)
                                     --------------------------------------------------------------------------------
Balance, December 31, 2003            $ 133,796,667    $       - $(123,603,437)    132,000  $ (99,660)  $  $9,692,006
                                     ================================================================================

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                          (As restated - See Note 15)
                                                                                                                  Cumulative from
                                                                                                                    May 8, 1997
                                                                                                                (date of inception)
                                                                           Year ended December 31,                through December
                                                                    2003             2002            2001             31, 2003
                                                             -----------------------------------------------------------------------
Cash flows from operating activities:
    Net loss ................................................   $ (8,618,013)   $(20,839,252)   $(26,145,668)   $(86,597,243)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization .......................        284,734       1,644,230       1,323,958       3,950,737
        Loss on sale of fixed assets ........................           --            14,481         108,971         170,868
        Impairment of assets ................................        366,788       4,297,128            --         4,663,916
        Changes in restricted cash ..........................        (50,000)         45,222          45,221        (405,232)
        Restructuring charge net of expenses paid ...........       (343,547)      1,749,738            --         1,406,191
        Reserve for officers note ...........................       (308,423)        428,398            --           119,975
        Interest expense relating to issuance of warrants ...           --              --              --           371,000
        Non-cash charge for change in option terms ..........           --              --           346,591         346,591
        Non-cash charge for settlement of lawsuit ...........           --              --           303,160         303,160
        Amortization of deferred consulting expense, net ....           --              --              --         1,160,784
        Amortization of deferred stock compensation .........           --            19,534         340,081       1,290,253
        Warrants issued for consulting services .............           --              --              --         1,569,366
        Services and interest expense paid in preferred stock           --              --              --            11,485
    Changes in operating assets and liabilities:
        Accounts receivable .................................       (128,133)           --              --          (128,133)
        Inventory ...........................................       (238,684)           --           207,613        (238,684)
        Prepaid expenses and other current assets ...........      1,310,652      (1,172,448)       (273,928)       (992,861)
        Accounts payable ....................................         70,749        (834,139)       (816,866)        148,075
        Accrued compensation and benefits ...................        (70,623)       (494,507)        444,044         156,000
        Accrued interest ....................................           --              --              --           275,560
        Dividend receivable .................................        (63,758)           --              --           (63,758)
        Due to related party ................................           --           (35,532)        (17,193)           --
        Other accrued expenses and current liabilities ......         87,646        (364,219)        (40,570)        673,197
                                                                 ------------    ------------    ------------   ------------

        Net cash used in operating activities ...............     (7,700,612)    (15,541,366)    (24,174,586)    (71,808,753)

Cash flows from investing activities:
    Purchase of investments .................................     (1,100,000)           --              --        (1,100,000)
    Increase in other assets ................................       (236,854)           --           664,986        (412,072)
    Purchases of property and equipment .....................         (7,993)       (466,081)     (4,320,064)     (8,421,708)
    Sale of property and equipment ..........................         53,365            --              --            53,365
                                                                 ------------    ------------    ------------   ------------

        Net cash used in investing activities ...............     (1,291,482)       (466,081)     (3,655,078)     (9,880,415)

Cash flows from financing activities:
    Initial public stock offering, net of expenses ..........           --              --              --        49,341,537
    Payment of dividends ....................................           --              --        (1,159,373)     (1,159,373)
    Shares issued under employee stock purchase plan ........            965          13,305         109,944         124,214
    Exercise of employee stock options ......................        233,897            --           719,193       1,409,567
    Issuance of preferred stock .............................           --              --              --        32,868,028
    Repayment of subscription receivable ....................           --              --              --         5,000,000
    Proceeds from capital leases ............................           --              --           495,851         495,851
    Repayment of capital leases .............................       (200,041)       (340,455)       (186,247)     (1,031,395)
    Proceeds from notes payable issued to investors .........           --              --              --         3,550,000
                                                                 ------------    ------------    ------------   ------------

        Net cash (used) provided by financing activities ....         34,821        (327,150)        (20,632)     90,598,429

(Decrease)increase in cash and cash equivalents .............     (8,957,273)    (16,334,597)    (27,850,296)      8,909,261

Cash and cash equivalents, beginning of period ..............     17,866,534      34,201,131      62,051,427            --
                                                                 ------------    ------------    ------------   ------------

Cash and cash equivalents, end of period ....................   $  8,909,261    $ 17,866,534    $ 34,201,131    $  8,909,261
                                                                 ============    ============    ============   ============
Supplemental disclosure of non--cash transactions:
    Cash paid for interest...................................     $    6,700      $   48,926      $   34,000   $     488,126
                                                                 ============    ============    ============   ============
    Cash paid for taxes......................................     $    4,700      $   17,000      $    1,600   $      30,500
                                                                 ============    ============    ============   ============
    Assets acquired through capital lease....................     $     --        $     --        $     --     $     535,445
                                                                 ============    ============    ============   ============
                See notes to consolidated financial statements.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

     Going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $8,618,000, $20,839,000, and $26,146,000 and cash decreases of $8,957,000, $16,335,000 and $27,850,000, during the years ended December 31, 2003, 2002 and 2000, respectively. The Company has $8,909,000 of cash and cash equivalents on hand at December 31, 2003. The Company has not recorded any revenue from sales of its products. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     Investments. The Company's investment in Evergreen Solar (see Note 13) is recorded on the consolidated balance sheet at cost plus accrued dividends. The Series A Preferred Stock is convertible into common stock on a one to one basis and accrues dividends at a rate of 10%. The common stock market value on an as converted basis at December 31, 2003 was $1,595,637.

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

     Other Assets. Other assets consist of intellectual property relating to the Company's Smart Power M5 inverter system purchased from Advanced Energy Systems, Inc., which is being amortized over a two year period, and deposits securing performance on the Company's operating lease of its facility.

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

     Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. The Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there has been an impairment of long-lived assets and recognized an asset impairment charge of $366,788 in 2003 and restructuring and asset impairment charges of $4,297,128 in 2002.

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

The restructuring reserves are as follows:

                                               December 31,
                                   ------------------------------------
                                         2003              2002
                                   ------------------------------------
Beginning balance                       $  1,749,738          $      -
Charges for the period                             -         2,159,280
Payments                                   (343,547)         (409,542)
                                   ------------------------------------
Ending balance                          $  1,406,191      $  1,749,738
                                   ====================================


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

     Loss Per Share - Basic and Diluted. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. The calculation of diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001 does not include 9,732,929, 14,326,571 and 11,692,933 of potential shares of common stock equivalents outstanding at December 31, 2003, 2002 and 2001, respectively, as their inclusion would be antidilutive.

3.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                                     Estimated
                                                       Useful         December 31,         December 31,
                                                       Lives              2003                 2002
                                                    -------------  -------------------- --------------------
Machinery and equipment                               5 years             $    627,406         $    385,876
Service vehicles                                      5 years                   62,327               62,327
Furniture and fixtures                                7 years                  279,190              310,948
Office equipment                                      3 years                1,398,835            1,284,485
Leasehold improvements                               Lease term                524,347              524,347
Equipment under capital lease obligations            Lease term                918,284              991,025
                                                                   -------------------- --------------------
     Total                                                                   3,810,389            3,559,008
Less accumulated depreciation and amortization                             (3,453,209)          (2,996,079)
                                                                   -------------------- --------------------
     Property and equipment, net                                          $    357,180         $    562,929
                                                                   ==================== ====================

4.  Commitments

     The Company leases office and light manufacturing space under an operating lease through September 30, 2007. At December 31, 2003, the Company has provided the lessor with an irrevocable letter of credit in the amount of $355,232. The Company entered into a manufacturing agreement with a vendor for an integral component of the Company's M5 power conversion system. The Company provided the vendor with an irrevocable letter of credit in the amount of $50,000 that expires on October 3, 2004. Both letters of credit are secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

     Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

                        2004              $ 490,675
                        2005                500,359
                        2006                529,413
                        2007                397,059

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

     Consultant Warrants. In 2000, the Company issued warrants to two consultants that are exercisable for an aggregate of 70,000 shares of its common stock at an exercise price of $6.00 per share. The holder of one of these warrants to purchase 50,000 shares of common stock may exercise its warrant at any time prior to January 31, 2002. None of these warrants were exercised prior to January 31, 2002 and the warrants have expired. The holder of the other warrant to purchase 20,000 shares of common stock may exercise its warrant at any time prior to August 2, 2005. These warrants were fully vested upon the issuance and the Company recorded a charge to consulting expense of $213,861.

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


10. Restricted Stock Unit

     During 2003 the Company put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 and 2004. Based on the Company's cash requirements and the need to retain its professional staff, the Company determined that it would be in the best interest of it and its employees to implement a Deferred Compensation Plan

     The LTIP has eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby the Company establishes goals that are strategically aligned to the Company's performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 667,151 RSUs for the fiscal year ended December 31, 2003, which are not available for exercise until satisfaction of the quarterly vesting period during 2004. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's Income Statement. Accordingly, no compensation expense has been recorded for 2003.



11.  Income Taxes

     The components of the provision (benefit) for income taxes consisted of the following:

                                                                                      Cumulative
                                                                                     from date of
                                                                                      inception
                                                                                       through
                                               Year ended December 31,               December 31,
                                  --------------------------------------------------
Components of Provision                 2003            2002             2001            2003
                                  ------------------------------------------------------------------
State current                            $   1,956          $     -       $  17,156       $  19,112
Federal deferred                       (5,807,539)      (7,377,177)     (9,919,839)    (32,847,774)
State deferred                         (1,169,696)        (824,557)     (1,679,472)     (5,483,483)
Increase in valuation allowance          6,977,235        8,201,734      11,599,311      38,331,257
                                  ------------------------------------------------------------------
Provision/(Benefit)                      $   1,956          $     -       $  17,156       $  19,112
                                  ==================================================================

     A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

         Statutory federal rate benefit                            (34) %
         State, net of federal effect                               (6)
         Valuation allowance provided                                40
         Effective rate                                             --%


     The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                  2003            2002
                                            ----------------------------------
Long term assets:
   Net operating loss carryforwards             $ 29,965,300     $ 26,081,296
   Research & development credits                  2,577,524        2,214,815
   Loss on sales commitments                               0                0
   Restructuring reserves                          2,373,598        2,415,578
   Other                                             135,966          642,333
                                            ----------------------------------
Net deferred tax assets before valuation          35,052,388       31,354,022
allowance
Less valuation allowance                        (35,052,388)     (31,354,022)
                                            ----------------------------------
Net deferred tax assets                             $      -         $      -
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

13.  Related Party Transactions

     Strategic Investment. On May 15, 2003, the Company invested $1,000,000 in the Series A Preferred Stock of Evergreen Solar, Inc., a public company, which specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of the Series A Preferred Stock of Evergreen, for $1.12 per share. The Series A Preferred Stock is convertible into common stock on a one to one basis and accrues dividends at a rate of 10%. The common stock market value on an as converted basis at December 31, 2003 was $1,595,637. In addition the Company purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen's common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share. Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch is one of four individuals from the Evergreen investor group that was added to the Board of Directors of Evergreen when the investment closed.

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

15. Restatement

     Subsequent to the issuance of the Company's 2003 financial statements, the Company's management determined that its liabilities had been overstated and additional paid in capital understated due to a bookkeeping error in recording the Restricted Stock Units (Note 7). As a result, the balance sheet and statement of changes in equity have been restated from the amounts previously reported to correct the error. Additionally, the Company has reclassified certain cash deposits securing letters of credit from cash and cash equivalents, as previously reported, into restricted cash as of December 31, 2003 and 2002. Furthermore, the Company determined that the investment in Evergreen Solar should have been recorded at cost (see Note 13). The Company had previously recorded its investment in Evergreen as available-for-sale with the unrealized gain recorded as a separate component of accumulated other comprehensive income, net of tax.

     A summary of the effects of the restatements on previously reported financial position as of December 31, 2003 and 2002 is as follows:


                                           As previously
At December 31, 2003                          reported             As restated
                                         -------------------  ----------------------
Cash                                          $   9,314,493           $   8,909,261
Restricted cash                                           -                 405,232
Investments                                       1,695,638               1,163,758
Accrued compensation and benefits                   883,195                 156,000
Other comprehensive income                          531,880                       -
Additional paid in capital                      133,069,472             133,796,667



                                          As previously
At December 31, 2002                         reported             As restated
                                       --------------------- ----------------------
Cash                                          $  18,221,766          $  17,866,534
Restricted cash                                           -                355,232


     The Company has also restated the disclosures in Note 3 Property and Equipment, to reflect the adjusted cost basis net of impairment by asset class.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information concerning executive officers of the Company that responds to this Item is incorporated by reference from Item 4A contained in Part 1 of this Form 10-K/A.

Members of the current board of directors are as follows:

Name and  Age                 Principal   Occupation  and  Other   Information
--------------                --------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions

     Strategic Investment. On May 15, 2003, the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of Series A Preferred Stock of Evergreen, for $1.12 per share. In addition the Company also purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen's common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C. Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. . Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances. Mr. Deutch does not participate in discussions concerning this strategic investment.

     Advances to Certain Officers - During 2001, the Company advanced approximately $785,000 to three officers of the Company. These advances are interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and options and were provided to the officers to allow them to exercise stock options and in one case, to pay the related taxes. Through December 31, 2003, the Company had collected approximately $667,000 in principal payments on these advances. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of $426,000 to reserve the remaining balance of the advance to Mr. William Stanton, its former CEO and president. During 2003, a portion of this reserve was reversed due to a partial payment of $323,000 from the proceeds of the sale of the Beacon stock that secured the loan. This balance of this loan of $118,000and is still reserved, however, it has not been cancelled. Mr. Stanton continues to be a director of the Company. This charge is included in other expenses in the accompanying consolidated statement of operations. All other officers have paid their respective loan balances in full as of December 31, 2003.

     Agreement with GE Corporation Research and Development - As a result of the investment in Beacon by GE Capital Equity Investments, Inc., the Company has entered into an agreement with GE Corporate Research and Development ("GE CR&D"), under which GE CR&D will provide the Company with technical expertise in controls and materials. Under the terms of that agreement, GE CR&D has agreed to make available to Beacon up to $2,000,000 of its services at cost and the Company has issued GE Equity a warrant to purchase 240,000 shares of its common stock at an exercise price of $2.10 per share. Of these warrants, 120,000 vested immediately and 120,000 will vest ratably to the extent to which Beacon uses GE CR&D's services. This agreement terminates, and any unvested options are forfeited, on October 24, 2005. Beacon did not engage GE CR&D for any services during 2003; thus no other warrants were vested during 2003.

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

     Audit Fees. The aggregate audit fees billed by Deloitte and Touche for the fiscal years ended December 31, 2003 and 2002 were $122,960 and $123,920, respectively. These fees include amounts for the audit of the Company's consolidated annual financial statements and the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q, including services related thereto such as attest services and consents.

     Audit-Related Fees. There were no audit-related fees billed during the fiscal years ended December 31, 2003 and December 31, 2002.

     Tax Fees. The aggregate fees billed by Deloitte and Touche for tax services rendered for the fiscal years 2003 and 2002 were $78,480 and $41,760, respectively. These fees were for the preparation and filing of the 2001 and 2002 income tax return, developing estimated payments for 2003 income taxes, and tax advice related to the Company's restricted stock unit bonus program.

     All Other Fees. Other than the services performed above, there were no other fees billed for 2003 and 2002.

     Audit Committee Pre-Approval Requirements. The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Deloitte & Touche during fiscal 2003 were pre-approved pursuant to the procedures outlined above.

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

                              Date: May 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                Date

/s/ F. William Capp       President and Chief Executive Officer,
                           and Director
F. William Capp            (Principal Executive Officer)      May 13, 2004

/s/ James M. Spiezio      Vice President of Finance, Chief Financial
                            Officer, Treasurer and Secretary
James M. Spiezio            (Principal Financial Officer)     May 13, 2004


/s/ Philip J. Deutch
Philip J. Deutch           Director                           May 13, 2004

/s/ Jack P. Smith
Jack P. Smith              Director                           May 13, 2004

/s/ Kenneth M. Socha
Kenneth M. Socha           Director                           May 13, 2004

/s/ William E. Stanton
William E. Stanton         Director                           May 13, 2004