Form 10-Q
period 2004-03-31
BEACON POWER CORP
filed 2004-05-17
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


                [ X ] Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for
                   the quarterly period ended March 31, 2004,

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  (For the transition period from ___ to ___ ).

                        Commission File Number: 001-16171

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

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 10, 2004 was 43,141,582.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents
                                                                           Page

PART I.  Financial Information

  Item 1.  Financial Statements:

     Consolidated Balance Sheets at March 31, 2004 and December 31, 2003.    1

     Unaudited Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 and for the Period May 8, 1997
        (date of inception) to March 31, 2004.                               2

     Unaudited Consolidated Statements of Cash Flows for three months ended March 31, 2004 and 2003 and for the Period May 8, 1997
        (date of inception) to March 31, 2004.                               3

     Notes to Unaudited Consolidated Financial Statements.                 5-9

 Item 2.  Management's Discussion and Analysis of Consolidated Financial
        Condition and Results of Operations.                              9-21

 Item 3. Quantitative and Qualitative Disclosures about Market Risk         22

 Item 4.  Controls and Procedures                                           22

PART II.  Other Information

 Item 1.  Legal Proceedings                                                 23
 Item 2.  Changes in Securities                                             23
 Item 3.  Defaults on Senior Securities                                     23
 Item 4.  Submission of Matters to a Vote of Security Holders               23
 Item 5.  Other Information                                                 23
 Item 6.  Exhibits, Financial Statements Schedules and Reports on
        Form 8-K                                                            23

Signatures                                                                  25

Certifications                                                           26-29

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Unaudited)

                                                                         March 31,             December 31,
                                                                            2004                   2003
                                                                    ---------------------  ---------------------
Assets
Current assets:
   Cash and cash equivalents                                              $    7,096,242         $    8,909,261
   Accounts receivable, trade                                                     97,972                128,133
   Inventory                                                                     606,786                238,684
   Prepaid expenses and other current assets                                     594,339                773,226
   Investments (Note 5)                                                        1,187,500              1,163,758
                                                                    ---------------------  ---------------------
      Total current assets                                                     9,582,839             11,213,062

Property and equipment, net (Note 3)                                             342,940                357,180
Restricted cash                                                                  405,232                405,232
Other assets                                                                      73,060                 91,325
                                                                    ---------------------  ---------------------

Total assets                                                              $   10,404,071         $   12,066,799
                                                                    =====================  =====================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $     365,159          $     148,075
   Accrued compensation and benefits                                             216,563                156,000
   Other accrued expenses                                                        582,664                664,527
   Restructuring reserve                                                       1,320,305              1,406,191
                                                                    ---------------------  ---------------------
      Total current liabilities                                                2,484,691              2,374,793

Commitments (Note 4)

Stockholders' equity:
   Preferred Stock, $.01 par value; 10,000,000 shares authorized
   no shares issued or outstanding                                                     -                      -
   Common stock, $.01 par value; 110,000,000 shares authorized;
   43,137,526 and 43,107,526 shares issued and outstanding at
   March 31, 2004 and December 31, 2003, respectively                            431,375                431,075
   Deferred stock compensation                                                 (451,669)              (832,639)
   Additional paid-in-capital                                                133,791,498            133,796,667
   Deficit accumulated during the development stage                        (125,752,164)          (123,603,437)
   Treasury stock, at cost                                                      (99,660)               (99,660)
                                                                    ---------------------  ---------------------
      Total stockholders' equity                                               7,919,380              9,692,006

Total liabilities and stockholders' equity                                $   10,404,071         $   12,066,799
                                                                    =====================  =====================
           See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                   Cumulative from
                                                                                      May 8, 1997
                                                                                        (date of
                                                                                       inception)
                                                  Three months ended March 31,     through March 31,
                                                     2004             2003                2004
                                                ---------------- ----------------  -------------------
Revenue                                              $   57,408         $      -         $    608,592
Cost of goods sold                                       75,779                -               75,779
                                                ---------------- ----------------  -------------------
Gross profit                                           (18,371)                -              532,813

Operating expenses:
   Selling, general and administrative                1,076,262        1,218,648           29,135,865
   Research and development                           1,048,240          958,907           51,391,726
   Loss on sales commitments                                  -                -              375,974
   Depreciation and amortization                         46,587           99,689            3,997,323
   Restructuring charges                                      -                -            2,159,280
   Loss on impairment of assets                               -                -            4,663,916
                                                ---------------- ----------------  -------------------
        Total operating expenses                      2,171,089        2,277,244           91,724,084
                                                ---------------- ----------------  -------------------

Loss from operations                                (2,189,460)      (2,277,244)         (91,191,271)

Other income (expense):
Interest income                                          40,583           58,039            3,820,550
Interest expense                                              -          (4,230)          (1,093,703)
Other income (expense)                                      150          (5,940)            (281,546)
                                                ---------------- ----------------  -------------------
   Total other income (expense), net                     40,733           47,869            2,445,301
                                                ---------------- ----------------  -------------------
Net loss                                            (2,148,727)      (2,229,375)         (88,745,970)

Preferred stock dividends                                     -                -         (36,825,680)
Accretion of convertible preferred stock                      -                -            (113,014)
                                                ---------------- ----------------  -------------------
Loss to common shareholders                        $(2,148,727)     $(2,229,375)      $ (125,684,664)
                                                ================ ================  ===================
Loss per share, basic and diluted                    $   (0.05)       $   (0.05)
                                                ================ ================
Weighted-average common shares outstanding           43,121,702       42,812,897
                                                ================ ================

          See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)
                                                                                               Cumulative from
                                                                                                 May 8, 1997
                                                                                                   (date of
                                                                                                  inception)
                                                               Three months ended March 31,     through March
                                                                   2004            2003            31, 2004
                                                              --------------- --------------- -------------------
Cash flows from operating activities:
      Net loss                                                 $ (2,148,727)   $ (2,229,375)     $  (88,745,970)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                               46,587          99,689           3,997,324
          Loss on sale of fixed assets                                     -         (5,693)             170,868
          Impairment of assets                                             -               -           4,663,916
          Changes in restricted cash                                       -               -           (405,232)
          Restructuring charge net of expenses paid                 (85,886)        (85,887)           1,320,305
          Reserve for officers note                                        -           5,940             119,975
          Interest expense relating to issuance of warrants                -               -             371,000
          Non-cash charge for change in option terms                       -               -             346,591
          Non-cash charge for settlement of lawsuit                        -               -             303,160
          Amortization of deferred consulting expense, net                 -               -           1,160,784
          Amortization of deferred stock compensation                349,401               -           1,639,654
          Warrants issued for consulting services                          -               -           1,569,366
          Services and interest expense paid in preferred
          stock                                                            -               -              11,485
      Changes in operating assets and liabilities:
          Accounts receivable                                         30,161               -            (97,972)
          Inventory                                                (368,102)               -           (606,786)
          Prepaid expenses and other current assets                  178,887         440,686           (813,974)
          Accounts payable                                           217,084          70,194             365,159
          Accrued compensation and benefits                           60,563        (72,955)             216,563
          Accrued interest                                                 -               -             275,560
          Dividend receivable                                       (23,742)               -            (87,500)
          Due to related party                                             -               -                   -
          Other accrued expenses and current liabilities            (81,863)       (160,995)             591,334
                                                              --------------- --------------- -------------------
          Net cash used in operating activities                  (1,825,637)     (1,938,396)        (73,634,390)

Cash flows from investing activities:
      Purchase of investments                                              -               -         (1,100,000)
      Increase in other assets                                             -       (149,600)           (412,072)
      Purchases of property and equipment                           (14,082)               -         (8,435,790)
      Sale of property and equipment                                       -          28,878              53,365
                                                              --------------- --------------- -------------------
          Net cash used in investing activities                     (14,082)       (120,722)         (9,894,497)

Cash flows from financing activities:
      Initial public stock offering, net of expenses                       -               -          49,341,537
      Payment of dividends                                                 -               -         (1,159,373)
      Shares issued under employee stock purchase plan                     -               -             124,214
      Exercise of employee stock options                              26,700               -           1,436,267
      Issuance of preferred stock                                          -               -          32,868,028
      Repayment of subscription receivable                                 -               -           5,000,000
      Proceeds from capital leases                                         -               -             495,851
      Repayment of capital leases                                          -        (76,013)         (1,031,395)
      Proceeds from notes payable issued to investors                      -               -           3,550,000
                                                              --------------- --------------- -------------------
          Net cash provided by (used in) financing
          activities                                                  26,700        (76,013)          90,625,129

(Decrease)increase in cash and cash equivalents                  (1,813,019)     (2,135,131)           7,096,242

Cash and cash equivalents, beginning of period                     8,909,261      17,866,534                   -
                                                              --------------- --------------- -------------------
Cash and cash equivalents, end of period                          $7,096,242     $15,731,403       $   7,096,242
                                                              =============== =============== ===================

Supplemental disclosure of non--cash transactions:
      Cash paid for interest                                         $     -        $  4,230         $   488,126
                                                              =============== =============== ===================
      Cash paid for taxes                                           $  1,956        $  4,456         $    32,456
                                                              =============== =============== ===================
      Assets acquired through capital lease                          $     -         $     -         $   535,445
                                                              =============== =============== ===================
       See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

     Nature of Business. Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. The Corporation and its subsidiary (collectively "Beacon" or "the Company") design, develop, configure and offer for sale, power conversion and energy storage systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party technology and components for a number of applications and potential applications. The Company has the following products, which are in varying stages of development:

o Smart Energy(TM) Matrix - A high-power, flywheel-based system, that continuously regulates the frequency of electricity on the power grid, and could be used by independent system operators and regional transmission operators to regulate electrical power;
o The Smart Energy Matrix could also continuously regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced by that facility;
o Smart Power(TM) 250 - A high-power, flywheel-based system that could provide electricity until a longer-term backup power source comes on-line;
o Smart Power M5 inverter system - An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use; and
o Smart Energy system - A high-energy flywheel-based system that stores electricity for telecommunications, cable systems, computer networks, and Internet markets applications.

Smart Energy Matrix

     The Company has identified an application for its Smart Energy Matrix in a well-established market with attractive pricing characteristics. This market is frequency regulation for the power grid. Using the Company's Smart Energy Matrix, frequency regulation can, for the first time, be provided separately with higher performance and lower operating costs. The Smart Energy Matrix is the first product that would specifically addresses this application. The Company has identified an additional application for its Smart Energy Matrix. That application is providing a high-power, flywheel-based system that continuously regulates the frequency of electricity produced by a distributed generation facility and compensates for temporary differences between the demand for electricity and the amount being produced.

     Although the Company has finished the preliminary designs for the Smart Energy Matrix, it will not begin significant design or development until the market has expressed a more tangible interest in this product and the Company has sufficient funds to complete development. Once begun, the development cycle for completion of this product is expected to be 18 to 24 months, and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company will not receive revenues from this product for approximately two to three years after development has commenced.

Smart Power 250

     For uninterrupted power supply applications the Company has available it's Smart Power 250 for short (10 to 60 seconds) duration. When grid power is interrupted, the Company's Smart Power 250 provides power for a short time while a diesel generator can be activated. This application would typically be for commercial and industrial facilities. The Company does not produce the short duration Smart Power 250, but has domestic distribution agreements in place for the flywheel and the required electronics with their manufacturers. The Company does not believe that the market for this product is significant at the present time. The Company believes that as power quality and distributed generation become more widely used, the market demand for the Smart Power 250 could grow substantially.

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

     Although the Company has begun shipment of if its Smart Power M5 product, operations have not yet reached a level that would qualify the company to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

     Operations. The Company has experienced net losses since its inception and, as of March 31, 2004, had an accumulated deficit of approximately $125.8 million. The Company's business strategy is to continue to create near-term revenues from the sale of its Smart Power M5 inverter for solar power applications, while building a reputation for excellent performance from its equipment and its sales and service organization. The Company expects to use the relationships it is developing to gain market access for the Company's future products for the renewable energy industry. For the Company's current and contemplated flywheel-based systems including its Energy Matrix, Smart Power 250 and Smart Energy products, the Company is continuing to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in its products, the Company may not have sufficient cash available to complete prototype development and production of its products unless additional equity or debt financing is obtained. The Company does not expect to become profitable or obtain positive cash flow before 2006 and may not achieve positive cash flow even at that point or beyond.


Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, for the year ended December 31, 2003.

     There have been no significant additions to or changes in accounting policies of the Company since December 31, 2003. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K/A.


Note 3.  Property and Equipment

Property and equipment consist of the following:

                                                     Estimated
                                                       Useful          March 31,          December 31,
                                                       Lives             2004                 2003
                                                    ------------- -------------------- --------------------
Machinery and equipment                               5 years            $    627,406         $    627,406
Service vehicles                                      5 years                  62,327               62,327
Furniture and fixtures                                7 years                 279,190              279,190
Office equipment                                      3 years               1,398,835            1,398,835
Leasehold improvements                               Lease term               538,428              524,347
Equipment under capital lease obligations            Lease term               918,284              918,284
                                                                  -------------------- --------------------
     Total                                                              $   3,824,470        $   3,810,389
Less accumulated depreciation and amortization                            (3,481,530)          (3,453,209)
                                                                  -------------------- --------------------
     Property and equipment, net                                         $    342,940         $    357,180
                                                                  ==================== ====================

Note 4.  Commitments

     The Company leases office and light manufacturing space under an operating lease through September 30, 2007. Under the terms of this lease, the Company provided the lessor with an irrevocable letter of credit. At March 31, 2004 the balance of that letter of credit totaled $355,232. A cash deposit secures this letter of credit.

Note 5.  Investments

     On May 15, 2003 the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. The Company believes that this investment may provide significant financial returns on investment. The Company's investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing, except that the Company was permitted to purchase a three-year warrant for $100,000 that is exercisable for 2,400,000 shares of Evergreen's common stock at $3.37 per share. Evergreen's financing was a private placement of $29,475,000 of Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. In addition, Mr. Deutch has not taken part in any discussions concerning this investment. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

     This investment in equity securities is carried on the balance sheet at cost, plus accrued dividends. The Series A Preferred Stock is convertible into common stock on a one to one basis and accrues dividends at a rate of 10%. The common stock market value on an as converted basis at March 31, 2004 was $2,359,486.

Note 6.  Common Stock

     Reserved Shares. At March 31, 2004 and December 31, 2003, 11,725,157 and 11,755,157 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively.

Note 7.  Related Party Transactions

     Advance to Officers. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President. This advance is interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and was provided to the officer to allow him to exercise stock options and to pay the related taxes. Through March 31, 2004, the Company had collected approximately $447,000 in principal payments on these advances. The balance of this loan is $118,000 and has been reserved, however, it has not been cancelled. Mr. Stanton continues to be a director of the Company.

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

A summary of the restructuring reserves is as follows:

                                                  March 31,
                                     -----------------------------------
                                           2004             2003
                                     -----------------------------------
Beginning balance                        $  1,406,191      $  1,749,738
Charges for the period                              -                 -
Payments                                     (85,886)          (85,887)
                                     -----------------------------------
Ending balance                           $  1,320,305      $  1,663,851
                                     ===================================


Note 9.  Stock-Based Compensation

     The Company accounts for its stock based compensation using FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     The Company implemented a long term stock incentive plan to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 667,151 RSUs for the fiscal year ended December 31, 2003, which are not available for exercise until satisfaction of the vesting periods during 2004. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's Income Statement. At the end of the first quarter the Company recorded compensation expense in the amount of $349,401.

     No stock-based compensation is reflected in net earnings for stock options granted to employees as all options granted under the plan had an exercise price equal to or greater than the market price of the underlying stock at the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                         Three months ended March 31,
                                                         2004                    2003
                                                 ----------------------------------------------

Net loss to common shareholders as reported            $   (2,148,727)        $    (2,229,375)
Pro forma compensation expense                                  92,867                       -
                                                 ---------------------- -----------------------
Net loss--pro forma                                    $   (2,241,594)        $    (2,229,375)
Loss per share--as reported                              $      (0.05)          $       (0.05)
Loss per share--pro forma                                $      (0.05)          $       (0.05)


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

Overview

     When the Company recognized that its Smart Energy products as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving the Company's intellectual properties and maintaining the integrity of its public company requirements while evaluating all potential product markets for the Company's technologies and considering acquisitions or mergers that could lead to increased shareholder value. Based on this evaluation, which is ongoing, the Company (i) believes that it has identified two promising applications for its Smart Energy Matrix product and (ii) has introduced its Smart Energy M5 inverter system into the renewable energy market and delivered 31 units in 2003 and an additional 10 during the first quarter of 2004.

     The Company must raise additional equity to execute its business plan. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain an equity investment by early 2005 to fund:

o        continuing as a going concern;
o        ongoing research and development of inverter products;
o        manufacturing capability;
o        working capital requirements; and
o        new business development,

     In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially.

Results of operations:

Comparison of three months ended March 31, 2004 and 2003


                                                     Three months ended March 31,
                                                 2004      2003    $ Change   % Change
                                              -------------------------------------------
                                                            (in thousands)
Revenues                                           $  57     $   -     $   57        n/a
Selling, general and administrative                1,076     1,219      (143)        12%
Research and development                           1,048       959         89         9%
Depreciation and amortization                         47       100       (53)        53%
Interest and other income (expense), net              41        48        (7)        15%

     Revenues. The Company recorded its first revenues from the sale of its Smart Power M5 power conditioning system during the quarter. For its other products, the Company continues to evaluate markets but did not recognize revenues for the three months ended March 31, 2004 or 2003.

     Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance costs and travel. Selling, general and administrative expenses totaled approximately $1,076,000 and $1,219,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease of approximately $143,000 or 12% is primarily the result of decreases in the cost of Directors and Officers Liability Insurance premiums partially offset by higher compensation expenses due to the Company's long term incentive stock plan and increased marketing efforts for its Smart Power M5 and Energy Matrix Products.

     Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process. These costs increased for the first quarter of 2004 over the same quarter of 2003 due primarily to increased product development for products for the photovoltaic market. While the Company does not expect to incur significant additional costs for its existing flywheel products, the Company does expect to incur costs for the design and development of additional products for renewable energy applications. The costs of development of its flywheel systems will be significant if the Company determines there is sufficient market validation to initiate development of these products and it has funding to complete this work. The Company expects its cost of research and development for the remainder of 2004 to continue to be slightly higher compared to 2003. Research and development expenses totaled approximately $1,048,000 and $959,000 for the three months ended March 31, 2004 and 2003, respectively. The increase of $89,000 or 9% is primarily the result of higher development costs relating to the Company's Smart Power M5.

     Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. The Company is also amortizing the Smart Power M5 intellectual property it acquired from Advanced Energy Systems in 2003. Depreciation and amortization totaled approximately $47,000 and $100,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease of $53,000 or 53% is attributable to the decrease in the remaining net book values of the Company's assets.

     Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and accrued dividends receivable from Evergreen Series A Preferred Stock holdings, partially offset by interest expense associated with its capital leases. Interest and dividend income for the three months ended March 31, 2004 was approximately $41,000, compared to $48,000 for the same period in 2003. The decrease in 2004 compared to the prior year is the result of lower cash balances.

     Interest expense decreased to zero for the three months ended March 31, 2004 from approximately $4,000 for the same period in 2003. Interest expense relates to assets leased under capital leases.

Liquidity and Capital Resources

                            Quarter ending March 31,
                                              -------------------------------
                                                   2004           2003
                                              -------------------------------
                                                       (in thousands)
Cash and cash equivalents                           $   7,096      $  15,732
Working capital                                         7,098         14,609
Cash provided by (used in)
   Operating activities                               (1,826)        (1,938)
   Investing activities                                  (14)          (121)
   Financing activities                                    27           (76)
                                              -------------------------------
Net decrease in cash and cash equivalents          $  (1,813)     $  (2,135)
                                              ===============================
Current ratio                                             3.9            6.8
                                              ===============================


     The Company's cash requirements depend on many factors, including but not limited to research and development activities, continued efforts to commercialize products, facilities costs, and general and administrative expenses. The Company expects to make significant expenditures to fund its operations, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development, infrastructure and production readiness by reducing headcount, development spending and capital expenditures over the past 3 years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. It has continued to do preliminary design of products for markets under consideration for its flywheel systems and has purchased intellectual properties and incurred development costs for its newest product in the renewable energy market. The Company must raise additional equity to execute its business plan. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain an equity investment by early 2005 to fund:

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

     Net cash used in operating activities was approximately ($1,826,000) and ($1,938,000) for the three months ended March 31, 2004 and 2003, respectively. The primary component to the negative cash flow from operations is from net losses. For the first three months of 2004, the Company had a net loss of approximately ($2,149,000). This included employee stock compensation of $349,000, facility related cash payments charged against restructuring reserves of approximately ($86,000), and depreciation and amortization of approximately $47,000. Changes in operating assets and liabilities generated approximately $13,000 of cash during the first three months of 2004. For the first three months of 2003, the Company had a net loss of approximately ($2,229,000). This included non-cash charges of approximately $14,000 primarily attributable to depreciation and amortization of approximately $100,000, a reserve against accrued interest on a note receivable from the Company's former CEO of $6,000; partially offset by facility related cash payments charged against restructuring reserves of approximately ($86,000), and a loss on the sale of capital equipment of ($6,000). Changes in operating assets and liabilities generated approximately $277,000 of cash during the first three months of 2003.

     Net cash used in investing activities was approximately ($14,000) and ($121,000) for the three months ended March 31, 2004 and 2003, respectively. The principal use of cash during the first three months of 2004 was the purchase of capital equipment of ($14,000). The principal use of cash during the first three months of 2003 was the purchase of intellectual property of Advanced Energy Systems, Inc. of ($149,600), partially offset by the sale of machinery and equipment totaling approximately $29,000.

     Net cash generated/(used) by financing activities was approximately $27,000 and ($76,000) for the three months ended March 31, 2004 and 2003, respectively. For the first three months of 2004, the cash generated by financing activities related to the exercise of stock options in the amount of $27,000. For the first three months of 2003 the cash used for financing activities related to repayment of capital leases of approximately ($76,000).

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


Certain Factors Affecting Future Operating Results

     The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (filed March 30, 2004), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:


The Company May Not Be Able to Continue as a Going Concern, as its Cash Balances Are Sufficient to Fund Operations Only Through Approximately April 2005.

     As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of $8,618,000, $20,839,000, and $26,146,000 and cash decreases of $8,957,000, $16,335,000 and
     $27,850,000, during the years ended December 31, 2003, 2002 and 2001, respectively. The Company has $7,096,000 of cash and cash equivalents on hand at March 31, 2004. The Company has recorded limited revenue from sales of its products. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company Has Incurred Losses Since Its Inception and Anticipates Continued Losses Through at Least 2006.

     The Company has incurred net losses and negative cash flows since its inception in May 1997. The Company had net losses of approximately ($8,618,000) in 2003, ($20,839,000) in 2002, ($26,146,000) in 2001,
     ($53,279,000) in 2000 and  ($6,630,000) in 1999.  Since its inception,  the
     Company has had net losses totaling ($125,685,000). The Company expects to continue to incur net losses through at least 2006. Although the Company is looking for additional ways to economize and reduce costs, its efforts may prove even more expensive than anticipated. The Company's revenue must grow substantially to offset these higher expenses and become profitable. Even if the Company does achieve profitability, it may be unable to sustain or increase its profitability in the future.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Company may not be successful in attracting and retaining the personnel or executive talent necessary to develop products and operate profitably.

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

The Company May Not be Able to Establish a Distribution Channel to Sell Its Inverter Systems.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk. At March 31, 2004, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at March 31, 2004, the Company had approximately $636,000 of cash equivalents that were held in interest bearing checking accounts and $6,805,000 invested in interest-bearing money market accounts. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $7,000, which the Company does not believe is material.

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

None

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

     From November 16, 2000 to March 31, 2004, the Company spent approximately $10.7 million for inventory and materials used in research and development and $7.2 million for property and equipment, including the build-out of its facility at 234 Ballardvale Street in Wilmington, MA. In addition, the Company spent approximately $1.2 million to pay dividends on our preferred stock that accrued through the date of its initial public offering. The Company has spent approximately $40.9 million for other working capital needs. In addition to the above, the Company advanced funds totaling approximately $785,000 to three officers of the Company. Through March 31, 2004, the Company has collected approximately $667,000 in payments on these advances and two of the three loans have been paid in full. The remaining loan is to Mr. William Stanton, who serves on the board of directors for the Company and was its former CEO and president. The outstanding balance on Mr. Stanton's loan at March 31, 2004 was approximately $118,000. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of approximately $426,000 to reserve the remaining balance of this advance. In August 2003, Mr. Stanton sold all of the stock that secured the loan and in the fourth quarter of 2003, he reduced the loan balance by $323,000. The remaining loan balance of $118,000 has not been forgiven and remains outstanding, even though all stock held as security under the loan agreement has been sold.

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

                            BEACON POWER CORPORATION

 Date:  May 13, 2004                By:  /s/ F. William Capp
                                         -------------------
                                         F. William Capp
                                         President and Chief Executive Officer


        May 13, 2004                By:  /s/ James M. Spiezio
                                         -------------------
                                         James M. Spiezio
                                         Vice President of Finance,
                                         Chief Financial Officer,
                                         Treasurer and Secretary
                                         Principal Financial Officer