Form 10-Q
period 2004-06-30
BEACON POWER CORP
filed 2004-08-16
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004,

                                       or

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

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 9, 2004 was 43,465,718.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents


                                                                           Page

PART I.  Financial Information

  Item 1.  Financial Statements:

    Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.       1

    Unaudited Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003 and for the Period May 8, 1997
      (date of inception) to June 30, 2004.                                   2

    Unaudited Consolidated Statements of Cash Flows for six months ended June 30, 2004 and 2003 and for the Period May 8, 1997
      (date of inception) to June 30, 2004.                                   3

    Notes to Unaudited Consolidated Financial Statements.                  5-10

  Item 2.  Management's Discussion and Analysis of Consolidated
    Financial Condition and Results of Operations.                        11-22

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         23

  Item 4.  Controls and Procedures                                           23

PART II.  Other Information

  Item 1.  Legal Proceedings                                                 24
     Item 2.  Changes in Securities                                          24
     Item 3.  Defaults on Senior Securities                                  24
     Item 4.  Submission of Matters to a Vote of Security Holders            24
     Item 5.  Other Information                                              24
     Item 6.  Exhibits, Financial Statements Schedules and Reports
       on Form 8-K                                                           24

Signatures                                                                   26

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Unaudited)

                                                                              June 30,       December 31,
                                                                                2004            2003
                                                                           -------------    -------------
Assets
Current assets:
   Cash and cash equivalents ...........................................   $   4,999,460    $   8,909,261
   Accounts receivable, trade, net .....................................         145,592          128,133
   Inventory, net (Note 3) .............................................         809,542          238,684
   Prepaid expenses and other current assets ...........................         483,303          773,226
   Investments in available-for-sale securities ........................       3,254,231        1,163,758
                                                                           -------------    -------------
      Total current assets .............................................       9,692,128       11,213,062

Property and equipment, net (Note 4) ...................................         326,247          357,180
Restricted cash ........................................................         360,011          405,232
Other assets ...........................................................          54,795           91,325
                                                                           -------------    -------------

Total assets ...........................................................   $  10,433,181    $  12,066,799
                                                                           =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ....................................................   $     170,125    $     148,075
   Accrued compensation and benefits ...................................         227,230          156,000
   Other accrued expenses ..............................................         819,827          664,527
   Restructuring reserve ...............................................       1,234,418        1,406,191
                                                                           -------------    -------------
      Total current liabilities ........................................       2,451,600        2,374,793

Commitments (Note 5)

Stockholders' equity:
   Preferred Stock, $.01 par value; 10,000,000 shares authorized
   no shares issued or outstanding .....................................            --               --
   Common stock, $.01 par value; 110,000,000 shares authorized;
   43,465,718 and 43,107,526 shares issued and outstanding at
   June 30, 2004 and December 31, 2003, respectively ...................         434,657          431,075
   Deferred stock compensation .........................................        (153,471)        (832,639)
   Additional paid-in-capital ..........................................     133,754,545      133,796,667
   Other comprehensive income ..........................................       2,063,879             --
   Deficit accumulated during the development stage ....................    (128,018,369)    (123,603,437)
   Treasury stock, at cost .............................................         (99,660)         (99,660)
                                                                           -------------    -------------
      Total stockholders' equity .......................................       7,981,581        9,692,006

Total liabilities and stockholders' equity .............................   $  10,433,181    $  12,066,799
                                                                           =============    =============

            See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                              Cumulative from
                                                                                                                 May 8, 1997
                                                                                                                  (date of
                                                                                                                 inception)
                                             Three months ended June 30,       Six months ended June 30,      through June 30,
                                                2004             2003            2004             2003              2004
                                           -------------    -------------    -------------    -------------    -------------
Revenue ................................   $     126,484    $        --      $     183,891    $        --      $     735,076
Cost of goods sold .....................         308,088             --            383,867             --            383,867
                                           -------------    -------------    -------------    -------------    -------------
Gross profit ...........................        (181,604)            --           (199,976)            --            351,209

Operating expenses:
   Selling, general and administrative .       1,212,428        1,261,019        2,288,690        2,479,668       30,348,293
   Research and development ............         921,266          952,098        1,969,506        1,911,004       52,312,992
   Loss on sales commitments ...........            --               --               --               --            375,974
   Depreciation and amortization .......          43,199           43,581           89,785          143,270        4,040,522
   Restructuring charges ...............            --               --               --               --          2,159,280
   Loss on impairment of assets ........            --               --               --               --          4,663,916
                                           -------------    -------------    -------------    -------------    -------------
       Total operating expenses ........       2,176,893        2,256,698        4,347,981        4,533,942       93,900,977
                                           -------------    -------------    -------------    -------------    -------------
Loss from operations ...................      (2,358,497)      (2,256,698)      (4,547,957)      (4,533,942)     (93,549,768)

Other income (expense):
Interest income ........................          31,247           43,716           71,830          101,755        3,851,797
Interest expense .......................            --             (1,757)            --             (5,987)      (1,093,703)
Other income (expense) .................          61,045           (4,011)          61,195           (9,951)        (220,501)
                                           -------------    -------------    -------------    -------------    -------------
   Total other income (expense), net ...          92,292           37,948          133,025           85,817        2,537,593
                                           -------------    -------------    -------------    -------------    -------------
Net loss ...............................      (2,266,205)      (2,218,750)      (4,414,932)      (4,448,125)     (91,012,175)

Preferred stock dividends ..............            --               --               --               --        (36,825,680)
Accretion of convertible preferred stock            --               --               --               --           (113,014)
                                           -------------    -------------    -------------    -------------    -------------
Loss to common shareholders ............   $  (2,266,205)   $  (2,218,750)   $  (4,414,932)   $  (4,448,125)   $(127,950,869)
                                           =============    =============    =============    =============    =============
Loss per share, basic and diluted ......                    $       (0.05)   $       (0.05)   $       (0.10)   $       (0.10)
                                           =============    =============    =============    =============
Weighted-average common shares outstanding    43,273,817       42,814,929       43,197,760       42,813,918
                                           =============    =============    =============    =============

           See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Cumulative from
                                                                                              May 8, 1997
                                                                                         (date of inception)
                                                               Six months ended June 30,     through June
                                                                 2004            2003          30, 2004
                                                             ------------    ------------    ------------
Cash flows from operating activities:
   Net loss ..............................................   $ (4,414,932)   $ (4,448,125)   $(91,012,175)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization .......................         89,786         143,270       4,040,523
     Loss on sale of fixed assets ........................           --            (6,276)        170,868
     Impairment of assets ................................         (8,241)           --         4,655,675
     Restricted cash .....................................         45,221            --          (360,011)
     (Expenses paid) restructuring charge ................       (171,773)       (171,773)      1,234,418
     Reserve for officers note ...........................           --             9,951         119,975
     Interest expense relating to issuance of warrants ...           --              --           371,000
     Non-cash charge for change in option terms ..........           --              --           346,591
     Non-cash charge for settlement of lawsuit ...........           --              --           303,160
     Amortization of deferred consulting expense, net ....           --              --         1,160,784
     Amortization of deferred stock compensation .........        611,652            --         1,901,905
     Warrants issued for consulting services .............           --              --         1,569,366
     Services and interest expense paid in preferred stock           --              --            11,485
   Changes in operating assets and liabilities:
     Accounts receivable .................................        (17,459)           --          (145,592)
     Inventory ...........................................       (570,858)           --          (809,542)
     Prepaid expenses and other current assets ...........        289,923         936,919        (702,938)
     Accounts payable ....................................         22,050          36,695         170,125
     Accrued compensation and benefits ...................         71,230          42,444         227,230
     Accrued interest ....................................           --              --           275,560
     Dividend receivable .................................        (26,594)           --           (90,352)
     Due to related party ................................           --              --              --
     Other accrued expenses and current liabilities ......        155,300        (155,530)        828,497
                                                             ------------    ------------    ------------
     Net cash used in operating activities ...............     (3,924,695)     (3,612,425)    (75,733,448)

Cash flows from investing activities:
   Purchase of investments ...............................           --        (1,100,000)     (1,100,000)
   Increase in other assets ..............................           --          (194,102)       (412,072)
   Purchases of property and equipment ...................        (14,082)         (5,916)     (8,435,790)
   Sale of property and equipment ........................           --            29,641          53,365
                                                             ------------    ------------    ------------
     Net cash used in investing activities ...............        (14,082)     (1,270,377)     (9,894,497)

Cash flows from financing activities:
   Initial public stock offering, net of expenses ........           --              --        49,341,537
   Payment of dividends ..................................           --              --        (1,159,373)
   Shares issued under employee stock purchase plan ......          2,276             463         126,490
   Exercise of employee stock options ....................         26,700            --         1,436,267
   Issuance of preferred stock ...........................           --              --        32,868,028
   Repayment of subscription receivable ..................           --              --         5,000,000
   Proceeds from capital leases ..........................           --              --           495,851
   Repayment of capital leases ...........................           --          (127,672)     (1,031,395)
   Proceeds from notes payable issued to investors .......           --              --         3,550,000
                                                             ------------    ------------    ------------
     Net cash provided by (used in) financing activities .         28,976        (127,209)     90,627,405

(Decrease)increase in cash and cash equivalents ..........     (3,909,801)     (5,010,011)      4,999,460

Cash and cash equivalents, beginning of period ...........      8,909,261      18,221,766            --
                                                             ------------    ------------    ------------
Cash and cash equivalents, end of period .................   $  4,999,460    $ 13,211,755    $  4,999,460
                                                             ============    ============    ============

Supplemental disclosure of non-cash transactions:
   Cash paid for interest ................................   $       --      $      6,000    $    488,126
                                                             ============    ============    ============
   Cash paid for taxes ...................................   $      1,956    $      4,500    $     32,456
                                                             ============    ============    ============
   Assets acquired through capital lease .................   $       --      $       --      $    535,445
                                                             ============    ============    ============

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

o Smart Energy system - A high-energy flywheel-based system that stores electricity for telecommunications, cable systems, computer networks, and Internet markets applications; and

o Smart Power M5 inverter system - An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use.

Smart Energy Matrix

The Company has identified an application for its Smart Energy Matrix in a well-established market with attractive pricing characteristics. This market is frequency regulation for the power grid. Using the Company's Smart Energy Matrix, frequency regulation can, for the first time, be provided separately with higher performance and lower operating costs. The Smart Energy Matrix is the first product that specifically addresses this application. The Company has identified an additional application for its Smart Energy Matrix. That application is providing a high-power, flywheel-based system that continuously regulates the frequency of electricity produced by a distributed generation facility and compensates for temporary differences between the demand for electricity and the amount being produced.

Although the Company has finished the preliminary designs for the Smart Energy Matrix, it will not begin significant development until the market has expressed a more tangible interest in this product and the Company has sufficient funds to complete development. Once begun, the development cycle for completion of this product is expected to be 18 to 24 months, and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company will not receive revenues from this product for approximately two to three years after development has commenced.

Smart Power 250

For uninterrupted power supply applications the Company has a design available for it's Smart Power 250 flywheel system. This system would provide short (10 to 60 seconds) duration power. When grid power is interrupted, the Company's Smart Power 250 design would provide power for a short time while a diesel generator is activated. This application would typically be marketed to commercial and industrial facilities, although the market for this product is not yet significant. The Company believes that as power quality and distributed generation become more widely used the market demand for the Smart Power 250 could grow substantially and it could be of economic benefit for the Company to begin production as the demand increases.

Smart Energy

The Company has available for sale its Smart Energy products, which deliver a low level of power for a long period of time (typically measured in hours). These products include the 2kWh and 6kWh Smart Energy systems, which have demonstrated quality performance and reliability at numerous sites. The Smart Energy products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company believes that its Smart Energy products offer life cycle cost advantages and significant performance improvements over conventional, battery-based back-up power sources. The Company's Smart Energy systems have approximately 400,000 hours of operation in customer sites without mechanical failure, which the Company believes verifies the reliability of its technologies. The Company believes that its Smart Energy technology is an excellent base to begin development of a higher energy 25kWh flywheel system for renewable applications when the Company determines that the market interest is sufficient to justify that product's development.

Smart Power M5

The Smart Power M5 inverter system for the photovoltaic energy market converts the direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. The Company's Smart Energy M5 inverter system has the capacity to convert direct current electricity into up to 5,000 watts of alternating current. The Company began delivering its Underwriters Laboratory approved Smart Power M5 inverter systems in December 2003. The Smart Power M5 has been designed for use in North American grid-connected solar power applications. The Company intends to develop on and off grid inverters for use throughout the world. The Company may also develop inverters for use in low power wind turbine applications.


Revenue

Revenues on sales of the Company's Smart Power M5 are recorded net of any discounts and net of estimated future rebate claims. Although the Company has begun shipment of if its Smart Power M5 product, operations have not yet reached a level that would qualify the Company to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

In addition, the Company has secured a $98 thousand fixed-price government contract for research and development of potential applications for its flywheel based products. The Company accounts for its fixed price government contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred; and a portion of the contract revenues, based on the estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenues each quarter. Anticipated losses on contracts are charged to earnings as soon as these losses are known.

Cost of goods  sold

The Company costs its products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred. As the Company is in the early stages of production, its actual manufacturing costs incurred currently exceed the fair market value of its products. The Company provides a five-year limited product warranty for its Smart Power M5 product line and accrues for estimated future warranty costs in the period in which the revenue is recognized.

Operations

The Company has experienced net losses since its inception and, as of June 30, 2004, had an accumulated deficit of approximately $128 million. The Company's business strategy is to continue to create near-term revenues from the sale of its Smart Power M5 inverter for solar power applications, while building a reputation for excellent performance from its equipment and its sales and service organization. The Company expects to use the relationships it is developing to gain market access for the Company's future products for the renewable energy industry. For the Company's current and contemplated flywheel-based systems including its Energy Matrix, Smart Power 250 and Smart Energy products, the Company is continuing to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in its products, the Company will not have sufficient cash available to complete prototype development and production of its products unless additional equity or debt financing is obtained. The Company does not expect to become profitable or obtain positive cash flow before 2008 and may not achieve positive cash flow even at that point or beyond.


Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A, for the year ended December 31, 2003.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts due from its customers. The Company's estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented in the Company's balance sheets net of an allowance for doubtful accounts of $10,400 and $0 at June 30, 2004 and December 31, 2003, respectively.

Government Contract Revenue Recognized on the Percentage-of-Completion Method

The Company recognizes contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress, and included in "Prepaid expenses and other current assets" in the Company's balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

Other than as described above, there have been no significant additions to or changes in accounting policies of the Company since December 31, 2003. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K/A.

Note 3. Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. The Company's provisions for inventory write-downs are based on its best estimates of product sales prices and market demand patterns, and its plans to transition its products.

Inventory balances include the following amounts:

                           June 30, 2004  December 31, 2003
Raw materials ............   $ 718,735       $ 104,362
Work in progress .........     133,666          26,001
Finished goods ...........      98,268         108,321
                             ---------       ---------
Total inventories ........     950,669         238,684
Less: obsolescence reserve    (141,127)           --
                             ---------       ---------
Inventories, net .........   $ 809,542       $ 238,684
                             =========       =========

Note 4.  Property and Equipment

Property and equipment consist of the following:

                                                               Estimated
                                                                Useful        June 30,     December 31,
                                                                Lives           2004           2003
                                                               ----------   -----------    -----------
Machinery and equipment ....................................   5 years      $   616,714    $   627,406
Service vehicles ...........................................   5 years           62,327         62,327
Furniture and fixtures .....................................   7 years          296,652        279,190
Office equipment ...........................................   3 years        1,398,835      1,398,835
Leasehold improvements .....................................   Lease term       538,428        524,347
Equipment under capital lease obligations ..................   Lease term       918,284        918,284
                                                                            -----------    -----------
   Total ...................................................                $ 3,831,240    $ 3,810,389
Less accumulated depreciation and amortization .............                 (3,504,993)    (3,453,209)
                                                                            -----------    -----------
   Property and equipment, net .............................                $   326,247    $   357,180
                                                                            ===========    ===========

Note 5.  Commitments

The Company leases office and light manufacturing space under an operating lease through September 30, 2007. Under the terms of this lease, the Company provided the lessor with an irrevocable letter of credit. At June 30, 2004 the balance of that letter of credit totaled $310,011.

The Company entered into a manufacturing agreement with a vendor for an integral component of the Company's M5 power conversion system. The Company provided the vendor with an irrevocable letter of credit in the amount of $50,000 that expires on October 3, 2004.

The above letters of credit are secured by a cash deposit. The required cash deposit is included in restricted cash in the accompanying consolidated balance sheets.

Note 6.  Investments

In 2003 the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. The Company believes that this investment may provide significant financial returns. The Company's investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing, except that the Company was permitted to purchase a three-year warrant for $100,000 that is exercisable for 2,400,000 shares of Evergreen's common stock at $3.37 per share. Evergreen's financing was a private placement of $29,475,000 of Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction and abstained from voting on the matter. In addition, Mr. Deutch has not taken part in any discussions concerning this investment. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

During the second quarter of 2004 all of the Company's holdings in its Evergreen Solar Series A Preferred Stock were converted to 973,528 shares of Evergreen Solar common stock. This investment in equity securities is carried on the Company's balance sheet at fair value and classified as "available-for-sale," and any unrealized gains or losses are recorded as other comprehensive income in the equity section of the Company's balance sheets, as required by Financial Accounting Standard 115, "Accounting for Certain Investments in Debt and Equity Securities." On June 30, 2004 the total value of Evergreen's common stock on the Company's balance sheet based on the then current per-share market price of $3.24 was $3,154,231 and the warrant was valued at its purchase price of $100,000. On August 12, 2004 the market value of the Company's investment in Evergreen Solar common stock, based on the then current per-share market price of $2.82 was $2,745,349.

Note 7.  Common Stock

Reserved Shares. At June 30, 2004 and December 31, 2003, 11,435,059 and 11,755,157 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively.

Note 8.  Related Party Transactions

Advance to Officers. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President. This advance is interest bearing and secured by the officers' holdings of Beacon Power Corporation common stock and was provided to the officer to allow him to exercise stock options and to pay the related taxes. Through June 30, 2004, the Company had collected approximately $447,000 in principal payments on these advances. The balance of this loan is $118,000 and has been reserved, however, it has not been cancelled. Mr. Stanton continues to serve as a director of the Company.

Note 9. Restructuring Charges

The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom, as well as the low price of lead-acid batteries, the Company has not been successful in selling flywheel-based products into this market. Therefore, beginning in July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number  of  cost-cutting  measures  to  ensure  the  availability  of  resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of its long-term assets have been idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company has evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, as a result, has taken a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheets.

A summary of the restructuring reserves is as follows:

                                  June 30,
                         --------------------------
                                2004           2003
                         -----------    -----------
Beginning balance ....   $ 1,406,191    $ 1,749,738
Charges for the period          --             --
Payments .............      (171,773)      (171,773)
                         -----------    -----------
Ending balance .......   $ 1,234,418    $ 1,577,965
                         ===========    ===========


Note 10.  Stock-Based Compensation

The Company accounts for its stock based compensation using the recognition and measurement principles of APB 25 "Accounting for Stock Issued to Employees", and its related interpretations. FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure" amends disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair value based methods of accounting which have not been adopted at this time. Compensation expense associated with awards of stock or options to employees is measured using the intrinsic-value method. Deferred compensation expense associated with awards to non-employees is measured using the fair-value method and is amortized over the vesting period of three years using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

The Company also has a long term stock incentive plan to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 667,151 RSUs for the fiscal year ended December 31, 2003, which are not available for exercise until satisfaction of the vesting periods during 2004. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's income statement. For the six months ending June 30, 2004 the Company recorded RSU related compensation expense in the amount of $611,652.

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

                                              Three months ended June 30,   Six months ended June 30,
                                                  2004           2003           2004          2003
                                              --------------------------    --------------------------

Net loss to common shareholders as reported   $(2,266,205)   $(2,218,750)   $(4,414,932)   $(4,448,125)
Pro forma compensation expense ............        91,520        114,330        184,387        223,000
                                              -----------    -----------    -----------    -----------
Net loss--pro forma .......................   $(2,357,725)   $(2,333,080)   $(4,599,319)   $(4,671,125)
Loss per share--as reported ...............   $     (0.05)   $     (0.05)   $     (0.10)   $     (0.10)
Loss per share--pro forma .................   $     (0.05)   $     (0.05)   $     (0.11)   $     (0.11)

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

Overview

When the Company recognized that its Smart Energy products as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving the Company's intellectual properties and maintaining the integrity of its public company requirements while evaluating all potential product markets for the Company's technologies and considering acquisitions or mergers that could lead to increased shareholder value. Based on this evaluation, which is ongoing, the Company (i) believes that it has identified two promising applications for its Smart Energy Matrix product and (ii) has introduced its Smart Energy M5 inverter system into the renewable energy market and delivered 31 units in 2003 and an additional 41 units during the six months ended June 30, 2004.

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

     o    new business development.

In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially.

Results of operations:

Comparison of six months ended June 30, 2004 and 2003

                                               Six months ended June 30,
                                           -----------------------------------
                                             2004   2003   $ Change  % Change
                                           ------ -------- -------- ----------
                                 (in thousands)
Revenues ...............................   $  184   $ --     $  184       n/a
Cost of goods sold .....................      384     --        384       n/a

Selling, general and administrative ....    2,289    2,480      191         8%

Research and development ...............    1,970    1,911      (59)        3%

Depreciation and amortization ..........       90      143       53        37%

Interest and other income (expense), net      133       86       47        55%


Revenues

The Company recorded its first revenues from the sale of its Smart Power M5 power conditioning system of $57 thousand during the first quarter of 2004. In the second quarter of 2004, in addition to its Smart Power M5 revenue of approximately $46 thousand, the Company recorded revenue of $81 thousand of a contract valued at $98 thousand from a government contract under the percentage of completion method. For its other products, the Company continues to evaluate markets but did not recognize revenues on those products for the six months ended June 30, 2004 or 2003.

Cost of Goods Sold

Cost of goods sold, for the six months ending June 30, 2004, include costs associated with both Smart Power M5 inverters and a flywheel related government contract. The costs associated with the Smart Power M5 include inventories, valued at the lower of cost or market and direct labor. In addition to these costs the Company recognized a reserve of approximately $141,000 during the second quarter for inventories that had become obsolete through design changes and product mix. On the government contract, the Company recorded all costs incurred to date.

Selling,  General and Administrative Expenses

The Company's sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance costs and travel. Selling, general and administrative expenses totaled approximately $2,289,000 and $2,480,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease of approximately $191,000 or 8% is primarily the result of decreases in the cost of Directors and Officers
Liability Insurance premiums partially offset by higher compensation expenses due to the Company's long term incentive stock plan and increased marketing efforts for its Smart Power M5 and Energy Matrix Products.

Research and Development

The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process. These costs increased for the six months ending June 30, 2004 over the same period during 2003 due primarily to increased product development of products for the photovoltaic market. While the Company does not expect to incur significant additional costs for its existing flywheel products, the Company does expect to incur costs for the design and development of additional products for renewable energy applications. The costs of development of its flywheel systems will be significant if the Company determines there is sufficient market validation to initiate development of these products and it has funding to complete this work. The Company expects its cost of research and development for the remainder of 2004 to continue to be slightly higher compared to 2003. Research and development expenses totaled approximately $1,970,000 and $1,911,000 for the six months ended June 30, 2004 and 2003, respectively. The increase of $59,000 or 3% is primarily the result of higher development costs relating to the Company's Smart Power M5.

Depreciation and Amortization

The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. The Company is also amortizing the Smart Power M5 intellectual property it acquired from Advanced Energy Systems in 2003. Depreciation and amortization totaled approximately $90,000 and $143,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease of $53,000 or 37% is attributable to the decrease in the remaining net book values of the Company's assets.

Interest and Other Income/Expense, net

The Company's non-operating income and expenses are primarily attributable to interest income resulting from cash on hand, accrued dividends receivable and the 7% conversion premium from the conversion of Evergreen Series A Preferred Stock holdings, partially offset by interest expense associated with its capital leases. Interest and dividend income for the six months ended June 30, 2004 was approximately $72,000, compared to approximately $102,000 for the same period in 2003. The decrease in 2004 compared to the prior year is the result of lower cash balances. Interest expense decreased to zero for the six months ended June 30, 2004 from approximately $6,000 for the same period in 2003. Interest expense relates to assets leased under capital leases.

Other income (expense) increased to approximately $61,000 for the six months ended June 30, 2004 compared to other expense of approximately $10,000 for the six months ending June 30, 2003. The increase was primarily due to the 7% conversion premium paid to the Company on the conversion of the Series A Preferred stock of Evergreen Solar, Inc.


Liquidity and Capital Resources

                                                      Quarter ending June 30,
                                                      -----------------------
                                                          2004        2003
                                                        --------    --------
                                                      (in thousands)
Cash and cash equivalents ...........................   $  4,999    $ 12,807

Working capital .....................................      7,241      11,234
Cash provided by (used in)
   Operating activities .............................     (3,970)     (3,612)
   Investing activities .............................         31      (1,270)
   Financing activities .............................         29        (127)
                                                        --------    --------
Net decrease in cash and cash equivalents ...........   $ (3,910)   $ (5,009)
                                                        ========    ========
Current ratio .......................................        4.0         5.6
                                                        ========    ========

The Company's cash requirements depend on many factors, including but not limited to research and development activities, continued efforts to commercialize products, facilities costs, and general and administrative expenses. The Company expects to make significant expenditures to fund its operations, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development, infrastructure and production readiness by reducing headcount, development spending and capital expenditures over the past three years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. It has continued to do preliminary design of products for markets under consideration for its flywheel systems and has purchased intellectual properties and incurred development costs for its newest product in the renewable energy market. The Company must raise additional equity to execute its business plan and remain a going concern. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain an equity investment by early 2005 to fund:

     o    continuing as a going concern;

     o    ongoing research and development of inverter products;

     o    manufacturing operations;

     o    working capital requirements; and

     o    new business development.

In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially.

Net cash used in operating activities was approximately ($3,925,000) and ($3,612,000) for the six months ended June 30, 2004 and 2003, respectively. The primary component to the negative cash flow from operations is from net losses. For the first six months of 2004, the Company had a net loss of approximately ($4,415,000). This included employee stock compensation of approximately $612,000, facility related cash payments charged against restructuring reserves of approximately ($172,000), a reduction in restricted cash related to the lease of the Company's facility of approximately $45,000, and depreciation and amortization of approximately $90,000. Changes in operating assets and liabilities used approximately ($76,000) of cash during the first six months of 2004. For the first six months of 2003, the Company had a net loss of approximately ($4,448,000). This included non-cash charges of approximately $10,000 for the reserve of interest capitalized on a reserved note due from its former CEO, facility related cash payments charged against restructuring reserves of approximately ($172,000), gain on the sale of assets of approximately ($6,000) and depreciation and amortization of approximately $143,000. Changes in operating assets and liabilities generated approximately $861,000 of cash during the first six months of 2003. The primary components were increases in accounts payable and accrued compensation and benefits of approximately $37,000 and 42,000 respectively, and decreases in prepaid expenses of approximately $937,000. These were offset by accrued expenses and other current liabilities of approximately ($156,000).

Net cash used in investing activities was approximately ($14,000) and ($1,270,000) for the six months ended June 30, 2004 and 2003, respectively. The principal use of cash during the first six months of 2004 was the purchase of capital equipment of approximately ($14,000). The principal uses of cash during the first six months of 2003 were primarily related to the investment in Evergreen Solar of ($1,100,000), increases in other assets totaling approximately ($194,000), purchase of capital equipment of approximately ($6,000) and the principal sources of cash were from the sale of certain impaired machinery and equipment of the Company of approximately $30,000.

Net cash generated/(used) by financing activities was approximately $29,000 and ($127,000) for the six months ended June 30, 2004 and 2003, respectively. For the first six months of 2004, the cash generated by financing activities of approximately $29,000 related to the exercise of stock options in the amount of approximately $27,000 and shares issued under the employee stock purchase plan of approximately $2,000. For the first six months of 2003, the cash used for financing activities related to repayment of capital leases of approximately ($128,000), offset by cash proceeds from the employee stock purchase plan of approximately $1,000

In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially. In as much as the Company is not expecting to become profitable or cash flow positive until at least 2008, its ability to continue as a going concern will depend on being able to raise additional capital. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are adverse to shareholders. The Company believes that it cannot use debt financing to meet its cash requirements.


Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 (filed May 17, 2004), could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

The Company May Not Be Able to Continue as a Going Concern, as its Cash Balances Are Sufficient to Fund Operations Only Through Approximately April 2005.

     As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of approximately $8,618,000, $20,839,000, and $26,146,000 and cash decreases of approximately $8,957,000, $16,335,000 and $27,850,000, during the years ended December
     31, 2003, 2002 and 2001, respectively. The Company has $4,999,000 of cash and cash equivalents on hand at June 30, 2004. The Company has recorded limited revenue from sales of its products. These factors, among others, indicate that the Company may be unable to continue as a going concern.

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

The Company Needs Additional Financing.

     The Company will need additional financing to execute its business plan and continue as a going concern. The Company cannot be certain that it will be able to raise additional funds on terms acceptable to the Company or at all. If future financing is not available or is not available on acceptable terms, the Company would not be able to continue as a going concern. See "Selected Historical Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's Stockholders May be Adversely Affected if the Company Issues Additional Equity to Obtain Financing.

     If the Company raises additional funds by issuing additional equity securities, existing stockholders may be adversely affected because new investors may have rights superior to those of current shareholders and may also be diluted.

The Company May Not Be Able to Reduce Its Product Cost Enough to Make The Company's Prices Competitive and Therefore It May Not Be Able to Realize Volumes With Margins that Allow It to Cover Its Costs of Operations.

     There can be no assurance that the Company will be successful in lowering production costs through improved product designs or volume discounts, which may prevent widespread market acceptance of its products due to higher pricing than those of its competitors.

The Company Has Limited Experience Manufacturing Inverter Systems or Flywheel Energy Storage Systems on a Commercial Basis. In the Event of Significant Sales, the Company Will Need to Develop or Obtain Manufacturing Capacity for Its Products.

     Should the Company experience significant customer demand for its inverter or flywheel products, it will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. The Company may need to establish additional manufacturing facilities, expand its current facilities or expand third-party manufacturing. The Company has limited experience in the manufacture of inverter or flywheel systems and there can be no assurance that it will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all. The Company has taken actions to conserve cash including idling its manufacturing capabilities through headcount reduction, delaying the development of its manufacturing process documentation and capital build-out. The Company will not achieve profitability if it cannot develop or obtain efficient, low-cost manufacturing capability, processes and suppliers that will enable the Company to meet the quality, price, engineering, design and production standards or production volumes required to meet its product commercialization schedule, if any, or to satisfy the requirements of its customers or the market generally.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company Has Incurred Losses Since Its Inception and Anticipates Continued Losses Through at Least 2008.

     The Company has incurred net losses and negative cash flows since its inception in May 1997. The Company had net losses of approximately ($8,618,000) in 2003, ($20,839,000) in 2002, ($26,146,000) in 2001,
     ($53,279,000) in 2000 and  ($6,630,000) in 1999.  Since its inception,  the
     Company has had net losses totaling ($127,951,000). The Company expects to continue to incur net losses through at least 2008. Although the Company is looking for additional ways to economize and reduce costs, its efforts may prove even more expensive than anticipated to successfully develop products for potential markets. The Company's revenue must grow substantially to offset these higher expenses and become profitable. Even if the Company does achieve profitability, it may be unable to sustain or increase its profitability in the future.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Because the Company Depends on Third-Party Suppliers for the Development and Supply of Key Components for Its Products, It Could Experience Disruptions in Supply that Could Delay or Decrease Its Revenues.

     The Company's business, prospects, results of operations, or financial condition could be harmed if it is unable to maintain satisfactory relationships with existing suppliers or develop relationships with new suppliers. To accelerate development time and reduce capital investment, the Company relies on third-party suppliers for several key components of its systems. The Company does not have contracts with all of these suppliers. If these suppliers should fail to timely deliver components that meet the Company's quality, quantity, or cost standards, then the Company could experience production delays or cost increases. Because certain key components that are complex, and difficult to manufacture and require long lead times, the Company may have difficulty finding alternative suppliers on a timely or cost effective basis. In addition, there are a number of components that the Company has not purchased on a production basis and it may be difficult for the Company to find suppliers. As a result, the Company could experience shortages in supply or be unable to be cost competitive in the markets it is pursuing.

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

The Company's Financial Performance Could be Adversely Affected by Needs to Hire and Retain Key Sales Personnel.

     Because the Company's future success depends to a large degree on the success of its sales organization, the Company's ability to meet its business plan will depend significantly on whether it can attract and retain sales personnel. The sales organization has been impacted by both health issues, and a resignation. The lead salesman for the Company's Smart Power M5 Inverter has been on medical leave and has only recently returned to work on a part-time basis. A salesman for both the Smart Power M5 Inverter and the Company's flywheels systems resigned to pursue business opportunities that did not require travel. Competition for skilled sales people is intense and the Company may not be successful in attracting and retaining the personnel or executive talent necessary to develop markets and operate profitably.

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

     In addition to the risks the Company faces when operating within the U.S., additional risks are present if the Company operates internationally. To develop sufficient revenue volumes for the Company to be profitable the Company may need to market, distribute and service products internationally through distributors. The Company has no experience developing, manufacturing or selling products to comply with the commercial and legal requirements of international markets. The Company's ability to properly service its products internationally will depend on third-party distributors to install and provide service. There is no assurance that the Company will be able to locate service providers in every region or that these providers will effectively service its products. Also, the Company's success in those markets will depend, in part, on its ability to secure foreign customers and its ability to manufacture products that meet foreign regulatory and commercial requirements. In addition, international operations are subject to other inherent risks, including potential difficulties in establishing satisfactory distributor relationships and enforcing contractual obligations and intellectual property rights in foreign countries, and fluctuations in currency exchange rates.

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

The Company Has an Investment in Another Company in Its Sector in an Effort to Increase Shareholder Value Through Strategic Alliance or Return on Investment Which may Not Create Gains and therefore Reduce Shareholder Value.

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

Product Liability Claims Against the Company Could Result in Substantial Expenses and Negative Publicity Which Could Impair Successful Marketing of its Products.

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

     A serious accident involving either the Company's flywheels or competitors' similar products could be a significant deterrent to customer acceptance and adversely affect the Company's financial performance. There is the possibility of accident with any form of energy storage. In particular, if a metal flywheel fails and the stored energy is released, the flywheel could break apart into fragments that could be ejected at a high rate of speed. However, the Company's flywheels are based on a composite design so that in the event of a failure, the Company's flywheel would shut down rather than disintegrate. To date, the Company's testing validates this design conclusion. Also, the Company believes that one of the advantages of composite flywheels over metal flywheels is that in the event of a flywheel failure, the flywheel tends to delaminate and shut down rather than (as in the case of metal) to break into a number of large fragments that have a greater possibility of bursting a containment vessel and causing injury. At this early stage of commercialization, there are differing approaches to containment safety with disagreement in the community on the most effective means.

The Market for Using the Company's Smart Energy Matrix to Provide Frequency Regulation has not been Established.

     The Company believes that the use of its Smart Energy Matrix will be successful in the frequency regulation market. However, this market is currently being served by independent service providers that use generators and although the Company believes its product offers greater efficiencies than generators and could produce positive investment returns for independent service providers, there can be no assurance that the Company will be able to establish its product in that market.

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

     The Company purchased the intellectual property that its Smart Power M5 inverter systems are based on from Advanced Energy Systems, Inc., a company in bankruptcy, which had sold units that are not supported by warranties. And in some cases these units are not functioning as expected. Although the Company will provide warranties for its products and it has made engineering changes to provide reliable performance, there can be no assurance that the Company's sales efforts will not be adversely affected by the performance of the unwarranted products in the field.

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

The Channels to Market for Photovoltaic Products are Not Stable and have Changed Substantially in the Last Year.

     The photovoltaic market is growing rapidly, but the sales and distribution channels are not stable. In the last year, the cross section of these distributors has changed as some of the larger photovoltaic module manufacturers have left the market for integrated solutions to focus only on module manufacture. As a result, success of products such as the Company's Smart Power M5 inverter system will be dependent on smaller distributors, who have less financial resources and, therefore, reduced ability to influence the acceptance of new products as a result of lower advertising abilities and lower consumer recognition. When these types of changes take place, it often results in a period of uncertainty in the sales and distribution channels, leading to fewer and smaller orders being placed. The Company is using a strategy of selling through full-service, wholesale distributors, and there can be no assurance that this strategy will be successful in the channel configuration that continues to be restructured.

If Market Acceptance Does Not Increase, Inverter Sales May Not be Sufficient as a Viable Business.

     If the value proposition that the Company offers to the market is not accepted, or if the market does not continue to grow, or if the sales channels to market continue to be in a state of change, or if the purchase volume of the Company's products does not increase substantially, then the Company may not achieve the level of sales of inverters to make this a viable business. If sufficient sales are not achieved, then profits will not be realized, resulting in further need for additional investor funding which may not be available on acceptable terms, or at all.

The Company Faces Intense Competition in the Inverter Markets.

     There are a number of companies located in the United States, Canada, and abroad that are offering electronic inverters into the photovoltaic market and the number of products being offered is increasing. Many of these companies have more substantial manufacturing, marketing, sales capabilities, and greater financial resources, as well as brand recognition and established market positions. They may also have greater research, development and commercialization capabilities. There can be no assurance that the Company will be able to compete or be able to adapt as quickly to changing customer needs.

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

The Photovoltaic Energy Market May Not Grow as Anticipated.

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

The Company Faces Intense Competition and May Be Unable to Compete Successfully in the High-Energy Flywheel Markets.

     The markets for uninterruptible electric power are intensely competitive. There are a number of companies located in the United States, Canada, and abroad that are offering battery based energy storage options. The Company also competes with companies that are developing applications using other types of alternative energy storage. In addition, if large established companies decide to focus on the development of competing or other alternative energy products for sale to the Company's potential customers, they may have the manufacturing, marketing, and sales capabilities to complete research, development and commercialization of commercially viable alternative energy storage systems that could be more competitive than the Company's systems and could be brought to market more quickly. To the extent they already have name recognition, their products may enjoy greater initial market acceptance among potential customers. These competitors may also be better able than the Company to adapt quickly to customers' changing demands and to changes in technology.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk. At June 30, 2004, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at June 30, 2004, the Company had approximately $172,000 of cash equivalents that were held in interest bearing checking accounts and $4,767,000 invested in interest-bearing money market accounts. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $8,000, which the Company does not believe is material.

Item 4.  Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in its periodic SEC filings within the required time period.

In addition, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in the Company's internal control over financial reporting during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

From November 16, 2000 to June 30, 2004, the Company spent approximately $10.8 million for inventory and materials used in research and development and $7.2 million for property and equipment, including the build-out of its facility at 234 Ballardvale Street in Wilmington, MA. In addition, the Company spent approximately $1.2 million to pay dividends on its preferred stock that accrued through the date of its initial public offering. The Company has spent approximately $42.5 million for other working capital needs and equity investments.

In addition to the above, the Company advanced funds totaling approximately $785,000 to three officers of the Company to exercise options to purchase common stock in the Company. Through June 30, 2004, the Company has collected approximately $667,000 in payments on these advances and two of the three loans have been paid in full. The remaining loan is to Mr. William Stanton, who serves on the board of directors for the Company and was its former CEO and president. The outstanding balance on Mr. Stanton's loan at June 30, 2004 was approximately $118,000. In June 2002, due to the current market value of the pledged securities and the uncertainty of collection of the advance, the Company took a charge in the amount of approximately $426,000 to reserve the remaining balance of this advance. In August 2003, Mr. Stanton sold all of the stock that secured the loan and in the fourth quarter of 2003, he reduced the loan balance by $323,000. The remaining loan balance of $118,000 has not been forgiven and remains outstanding, even though all stock held as security under the loan agreement has been sold.

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


(b) Reports on Form 8-K

On March 31, 2004, the Company filed a current report on Form 8-K reporting that it had issued a press release announcing its financial results for fiscal quarter and year ended December 2003.

On May 18, 2004, the Company filed a current report on Form 8-K reporting that it had issued a press release announcing its financial results for fiscal quarter ended March 31, 2004 and that it had filed a Form 10-K/A for the quarter and year ended December 2003.

On May 20, 2004, the Company filed a current report on Form 8-K reporting that it had issued a press release disclosing that it had received a staff determination letter from the Nasdaq Listing Qualifications panel stating that the Company has not met the minimum $1.00 per share bid price requirement for 30 consecutive days.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

      Date:  August 16, 2004             By:  /s/ F. William Capp
                                                  -------------------
                                                  F. William Capp
                                                  President and Chief Executive
                                                  Officer

             August 16, 2004             By: /s/  James M. Spiezio
                                                  -------------------
                                                  James M. Spiezio
                                                  Vice President of Finance,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary
                                                  Principal Financial Officer