Form 10-Q
period 2004-09-30
BEACON POWER CORP
filed 2004-11-12
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004,

                                       or

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

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 4, 2004 was 43,497,304.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                Table of Contents



                                                                                                                Page
PART I.  Financial Information

     Item 1.  Financial Statements:

         Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003  ................    1

         Unaudited Consolidated Statements of Operations for the nine months ended
             September 30, 2004 and 2003 and for the Period May 8, 1997 (date of inception) to
             September 30, 2004  .............................................................................    2

         Unaudited Consolidated Statements of Cash Flows for nine months ended September 30, 2004
             and 2003 and for the Period May 8, 1997 (date of inception) to September 30, 2004  ..............    3

         Notes to Unaudited Consolidated Financial Statements ................................................   5-10

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
             Results of Operations ...........................................................................   11-22

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ......................................   23

     Item 4.  Controls and Procedures ........................................................................   23

PART II.  Other Information

     Item 1.  Legal Proceedings ..............................................................................   24
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....................................   24
     Item 3.  Defaults upon Senior Securities ................................................................   24
     Item 4.  Submission of Matters to a Vote of Security Holders ............................................   24
     Item 5.  Other Information ..............................................................................   24
     Item 6.  Exhibits .......................................................................................   24

Signatures ...................................................................................................   26


                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                                                                               (unaudited)
                                                                                              September 30,    December 31,
                                                                                                  2004            2003
                                                                                              -------------    -------------
Assets
Current assets:
     Cash and cash equivalents ............................................................   $   4,508,871    $   8,909,261
     Accounts receivable, trade, net ......................................................           4,361          128,133
     Inventory, net .......................................................................         226,199          238,684
     Prepaid expenses and other current assets ............................................         438,689          773,226
     Investments in available-for-sale securities .........................................       1,521,749        1,163,758
                                                                                              -------------    -------------
         Total current assets .............................................................       6,699,869       11,213,062

Property and equipment, net ...............................................................         304,469          357,180
Restricted cash ...........................................................................         360,011          405,232
Other assets ..............................................................................          36,530           91,325
                                                                                              -------------    -------------

Total assets ..............................................................................   $   7,400,879    $  12,066,799
                                                                                              =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .....................................................................   $      50,391    $     148,075
     Accrued compensation and benefits ....................................................         183,807          156,000
     Other accrued expenses ...............................................................       1,004,553          664,527
     Restructuring reserve ................................................................       1,148,531        1,406,191
                                                                                              -------------    -------------
         Total current liabilities ........................................................       2,387,282        2,374,793
                                                                                              -------------    -------------

Commitments (Note 5)

Stockholders' equity:
     Preferred Stock, $.01 par value; 10,000,000 shares authorized
     no shares issued or outstanding ......................................................            --               --
     Common stock, $.01 par value; 110,000,000 shares authorized;
     43,625,236 and 43,107,526 shares issued and outstanding at
     September 30, 2004 and December 31, 2003, respectively ...............................         436,252          431,075
     Deferred stock compensation ..........................................................         (78,458)        (832,639)
     Additional paid-in-capital ...........................................................     133,763,648      133,796,667
     Other comprehensive income ...........................................................         864,980             --
     Deficit accumulated during the development stage .....................................    (129,873,165)    (123,603,437)
     Treasury stock, at cost ..............................................................         (99,660)         (99,660)
                                                                                              -------------    -------------
         Total stockholders' equity .......................................................       5,013,597        9,692,006
                                                                                              -------------    -------------

Total liabilities and stockholders' equity ................................................   $   7,400,879    $  12,066,799
                                                                                              =============    =============

            See notes to unaudited consolidated financial statements.

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                              Cumulative from
                                                                                                                 May 8, 1997
                                          Three months ended September 30,   Nine months ended September 30, (date of inception)
                                           ------------------------------    ------------------------------  through September 30,
                                                2004            2003             2004             2003             2004
                                           -------------    -------------    -------------    -------------    -------------

Revenue ................................   $      80,902    $        --      $     264,793    $        --      $     815,978
Cost of goods sold .....................         979,704             --          1,363,570             --          1,363,571
                                           -------------    -------------    -------------    -------------    -------------
Gross profit ...........................        (898,802)            --         (1,098,777)            --           (547,593)
                                           -------------    -------------    -------------    -------------    -------------

Operating expenses:
     Selling, general and administrative       1,033,406        1,259,121        3,328,117        3,738,788       31,381,699
     Research and development ..........         779,179          752,170        2,742,665        2,663,175       53,092,171
     Loss on sales commitments .........            --               --               --               --            375,974
     Depreciation and amortization .....          40,395           44,967          130,180          188,237        4,080,917
     Restructuring charges .............            --               --               --               --          2,159,280
     Loss on impairment of assets ......            --               --               --               --          4,663,916
                                           -------------    -------------    -------------    -------------    -------------
           Total operating expenses ....       1,852,980        2,056,258        6,200,962        6,590,200       95,753,957
                                           -------------    -------------    -------------    -------------    -------------
Loss from operations ...................      (2,751,782)      (2,056,258)      (7,299,739)      (6,590,200)     (96,301,550)

Other income (expense):
Interest income ........................          16,962           29,699           88,792          131,454        3,868,759
Interest expense .......................            --               (676)            --             (6,663)      (1,093,703)
Other income (expense) .................         880,025          318,374          941,219          308,423          659,524
                                           -------------    -------------    -------------    -------------    -------------
     Total other income (expense), net .         896,987          347,397        1,030,011          433,214        3,434,580
                                           -------------    -------------    -------------    -------------    -------------
Net loss ...............................      (1,854,795)      (1,708,861)      (6,269,728)      (6,156,986)     (92,866,970)

Preferred stock dividends ..............            --               --               --               --        (36,825,680)
Accretion of convertible preferred stock            --               --               --               --           (113,014)
                                           -------------    -------------    -------------    -------------    -------------
Loss to common shareholders ............   $  (1,854,795)   $  (1,708,861)   $  (6,269,728)   $  (6,156,986)   $(129,805,664)
                                           =============    =============    =============    =============    =============

Loss per share, basic and diluted              $   (0.04)       $   (0.04)       $   (0.14)       $   (0.14)
                                           =============    =============    =============    =============
Weighted-average common shares outstanding    43,538,541       42,883,762       43,312,183       42,837,456
                                           =============    =============    =============    =============

            See notes to unaudited consolidated financial statements.




                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)
                                                                                             Cumulative from
                                                                                               May 8, 1997
                                                                                            (date of inception)
                                                             Nine months ended September 30, Through September
                                                                  2004            2003           30, 2004
                                                              ------------    ------------    ------------
Cash flows from operating activities:
     Net loss .............................................   $ (6,269,728)   $ (6,156,986)   $(92,866,971)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization .....................        130,179         188,237       4,080,916
        Loss on sale of fixed assets ......................           --              --           170,868
        Impairment of assets ..............................         (9,703)           --         4,654,213
        Restricted cash ...................................         45,221            --          (360,011)
        (Expenses paid) restructuring charge ..............       (257,660)       (257,660)      1,148,531
        Reserve for officers note .........................           --          (308,423)        119,975
        Interest expense relating to issuance of warrants .           --              --           371,000
        Non-cash charge for change in option terms ........           --              --           346,591
        Non-cash charge for settlement of lawsuit .........           --              --           303,160
        Amortization of deferred consulting expense, net ..           --              --         1,160,784
        Amortization of deferred stock compensation .......        697,363            --         1,987,616
        Warrants issued for consulting services ...........           --              --         1,569,366
        Services and interest expense paid in preferred
        stock .............................................           --              --            11,485
        Non-cash dividends received .......................        (90,351)           --           (90,351)
        Gain on sale of investments .......................       (880,025)           --          (880,025)
     Changes in operating assets and liabilities:
        Accounts receivable ...............................        123,772            --            (4,361)
        Inventory .........................................         12,485        (125,782)       (226,199)
        Prepaid expenses and other current assets .........        334,537       1,515,294        (658,324)
        Accounts payable ..................................        (97,684)         27,432          50,391
        Accrued compensation and benefits .................         27,807         (98,970)        183,807
        Accrued interest ..................................           --              --           275,560
        Dividend receivable ...............................         63,758            --              --
        Other accrued expenses and current liabilities ....        340,026         (57,358)      1,013,223
                                                              ------------    ------------    ------------
        Net cash used in operating activities .............     (5,830,003)     (5,274,216)    (77,638,756)

Cash flows from investing activities:
     Purchase of investments ..............................           --        (1,100,000)     (1,100,000)
     Sale of available-for-sale securities ................      1,413,607            --         1,413,607
     Increase in other assets .............................           --          (226,668)       (412,072)
     Purchases of property and equipment ..................        (30,845)         (5,916)     (8,452,553)
     Sale of property and equipment .......................         17,875          53,365          71,240
                                                              ------------    ------------    ------------
        Net cash used in investing activities .............      1,400,637      (1,279,219)     (8,479,778)

Cash flows from financing activities:
     Initial public stock offering, net of expenses .......           --              --        49,341,537
     Payment of dividends .................................           --              --        (1,159,373)
     Shares issued under employee stock purchase plan .....          2,276             463         126,490
     Exercise of employee stock options ...................         26,700         115,237       1,436,267
     Issuance of preferred stock ..........................           --              --        32,868,028
     Repayment of subscription receivable .................           --              --         5,000,000
     Proceeds from capital leases .........................           --              --           495,851
     Repayment of capital leases ..........................           --          (186,721)     (1,031,395)
     Proceeds from notes payable issued to investors ......           --              --         3,550,000
                                                              ------------    ------------    ------------
        Net cash provided by (used in) financing activities         28,976         (71,021)     90,627,405

(Decrease)increase in cash and cash equivalents ...........     (4,400,390)     (6,624,456)      4,508,871

Cash and cash equivalents, beginning of period ............      8,909,261      18,221,766            --
                                                              ------------    ------------    ------------
Cash and cash equivalents, end of period ..................   $  4,508,871    $ 11,597,310    $  4,508,871
                                                              ============    ============    ============

Supplemental disclosure of non--cash transactions:
     Cash paid for interest ...............................   $       --      $      6,700    $    488,126
                                                              ============    ============    ============
     Cash paid for taxes ..................................   $      1,956    $      4,700    $     32,456
                                                              ============    ============    ============
     Assets acquired through capital lease ................   $       --      $       --      $    535,445
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

                     BEACON POWER CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation is a development stage company that was incorporated on May 8, 1997. Beacon Power Corporation and its subsidiary (collectively "Beacon" or "the Company") design, develop, configure and offer for sale, power conversion and energy storage systems that provide highly reliable, high-quality, environmentally friendly, uninterruptible electric power employing both proprietary and third-party technology and components for a number of applications and potential applications. The Company has the following products, which are in varying stages of development, production readiness or low volume production:

o Smart Energy(TM) Matrix - A high-power, flywheel-based system that continuously regulates the frequency of electricity on the power grid and could be used by independent system operators and regional transmission operators to regulate electrical power. The Smart Energy Matrix could also continuously regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced by that facility. The Company has a preliminary design for the Smart Energy Matrix and has initiated a program to develop a demonstration unit for the technology and has shifted the majority of its development spending towards this program.

o Smart Power(TM) 250 - A high-power, flywheel-based system that could provide electricity until a longer-term backup power source comes on-line. The Company has a design available for the Smart Power 250 and could begin development if sufficient market demand occurs. Given the limited financial and technology resources available to the Company this product will not be further developed at this time.

o Smart Energy system - High-energy flywheel-based systems of 2kWh and 6kWh that store electricity for telecommunications, cable systems, computer networks, and Internet market applications have been produced in limited quantities and the Company has sufficient capacity to return to production if market demand occurs. The Company believes that, based on existing Smart Energy technology, it could develop a higher energy 25kWh flywheel system for renewable applications if market interest is sufficient to justify development. The Company has been unable to market its Smart Energy 2kWh and 6kWh at commercially acceptable prices. At this time, the Company expects to use the results of its Smart Energy(TM) Matrix demonstration unit to assess the market interest in its 25kWh design product and determine whether there is sufficient market demand at prices that would support the additional development activity required for the Company to bring this high energy product to market.

o Smart Power M5 inverter system - An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use. This product is in low volume production and the Company has sufficient capacity and resources to ramp production if market demand increases. As a result of the increased market interest in the Company's Smart Energy Matrix design, the Company has redeployed its research and development effort from further inverter development to its Smart Energy Matrix flywheel technologies As a result of this change in focus and lower than anticipated sales volumes of the Smart Energy M5, the Company is also reducing its marketing efforts on the Smart Power M5. The Company does not believe that inverters will be a significant portion of the Company's business going forward.

The Company is not expecting to become profitable or cash flow positive until at least 2008, and its ability to continue as a going concern will depend on being able to raise additional capital by April 2005. In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required will increase substantially. The Company may not be able to raise this capital, or if it is able to do so, it may be on terms that are adverse to existing shareholders.

Smart Energy Matrix

The Company has identified an application for its Smart Energy Matrix design in a well-established market with attractive pricing characteristics. This market is frequency regulation for the power grid. Using the Company's Smart Energy Matrix design, frequency regulation can, for the first time, be provided separately with higher performance and lower operating costs. The Smart Energy Matrix is the first product that could specifically addresses this application. Using a similar design, this product could continuously regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced.

The Company has finished the preliminary designs for the Smart Energy Matrix and has initiated a small-scale prototype using its existing flywheel technology in order to display the efficacy of the technology. The Company will not begin full-scale development of the Smart Energy Matrix until the small-scale prototype has sufficiently demonstrated the effectiveness of the Company's technology, the market has expressed a more tangible interest and the Company has sufficient funds to complete development. Once begun, the development cycle for completion of this product is expected to be 18 to 24 months, and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company expects that it will not receive revenues from this product for approximately two to three years after development has commenced.

Smart Power 250

For uninterrupted power supply applications the Company has a design available for its Smart Power 250 flywheel system. This system would provide short (10 to 60 seconds) duration power. When grid power is interrupted, the Smart Power 250 design would provide power for a short time while a diesel generator is activated. This application could be marketed to commercial and industrial facilities, although the market for this product is not yet significant. The Company believes that as power quality and distributed generation become more widely used the market demand for the Smart Power 250 could grow substantially and it could be of economic benefit for the Company to begin production as the demand increases.

Smart Energy

The Company has available for sale its Smart Energy flywheel products, which deliver a low level of power for a long period of time (typically measured in hours). These products include the 2kWh and 6kWh Smart Energy systems, which have demonstrated quality performance and reliability at numerous sites. The Smart Energy products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company believes that its Smart Energy products offer life cycle cost advantages and significant performance improvements over conventional, battery-based back-up power sources. The Company's Smart Energy systems have approximately 450,000 hours of operation in customer sites without mechanical failure, which the Company believes validates the reliability of its technologies. The Company believes that its Smart Energy technology is an excellent base to begin development of a higher energy 25kWh flywheel system for renewable applications when the Company determines that the market interest is sufficient to justify that product's development.

Smart Power M5

The Smart Power M5 inverter system for the photovoltaic energy market converts the direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. The Company's Smart Energy M5 inverter system has the capacity to convert direct current electricity into up to 5,000 watts of alternating current. The Smart Power M5 has been designed for use in North American grid-connected solar power applications. In addition, the Company has an improved Smart Power M5 inverter system that is currently in the Underwriters Laboratory testing process. This improved inverter system will have all the functionality of the current Smart Power M5 with the added capability to be used in off-grid applications. The Company may also develop inverters for use in low power wind turbine applications and its technologies could be used to develop on and off grid inverters for use throughout the world if the Company determines that the market interest is sufficient to justify product development. The Company began delivering its Underwriters Laboratory approved Smart Power M5 inverter systems in December 2003, but deliveries through September 2004 have been significantly lower than anticipated.

As a result of this and of the increased market interest in its Smart Energy Matrix design, the Company has redeployed its research and development effort away from further inverter development and towards its Smart Energy Matrix flywheel technologies by initiating a program to develop a small-scale prototype using its existing flywheel technology in order to display the efficacy of this system. The Company does not believe that inverters will be a significant portion of the Company's business going forward and as a result, the Company has recorded reserves to reflect net inventory at the lower of cost or market for the number of units that the Company now anticipates will be recorded as revenue during the next twelve months.

Revenue

Although the Company has begun shipment of commercial products, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises." The Company has begun shipping its Smart Power M5 inverter system in the solar renewable energy market through domestic distributors. The Company has established that it will recognize revenues, in accordance with accounting principles generally accepted in the United States of America, based on the sales by its distributors to their customers. The Company has determined that this treatment will ensure that the recognition of revenue cannot be impacted by any disputes between the Company and its distributors on product or possible issues resulting from technology risk as new products are commercialized that may have enhanced functionality to product already delivered to distributors.

In addition, the Company has been awarded a $98 thousand fixed-price government contract for research and development of potential applications for its flywheel based products. The Company accounts for its fixed price government contracts using the percentage-of-completion method of accounting. Under this method, all contract costs are charged to operations as incurred; and a portion of the contract revenues, based on the estimated profits and the degree of completion of the contract as measured by a comparison of the actual and estimated costs, is recognized as revenues each quarter. Anticipated losses on contracts are charged to earnings as soon as these losses are known. Through the end of the third quarter this contract is substantially complete and the Company has recorded revenues of $96 thousand with associated costs of $143 thousand.

Cost of Goods Sold

The Company costs its products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred. In addition, the Company continuously evaluates inventory and purchase commitments to insure that levels do not exceed the expected deliveries for the next twelve months. As the Company is in the early stages of production, its actual manufacturing costs incurred currently exceed the fair market value of its products. The Company provides a five-year limited product warranty for its Smart Power M5 product line and accrues for estimated future warranty costs in the period in which the revenue is recognized.

Operations

The Company has experienced net losses since its inception and, as of September 30, 2004, had an accumulated deficit of approximately $130 million. The Company's business strategy is to continue to obtain Government contracts to demonstrate the application of its flywheel technologies, identify and review possible acquisitions or mergers of companies with complementing technologies or markets and create near-term revenues from the sale of its Smart Power M5 inverter products for solar power applications, while building a reputation for excellent performance from its equipment and its sales and service organization. The Company expects to use the results of Government contracts to validate the Company's technologies and expand relationships it is developing to gain market access for the Company's future products for the renewable energy industry. The Company will not begin full-scale development of its Smart Energy Matrix until the small-scale prototype has sufficiently demonstrated the effectiveness of the Company's technology, the market has expressed a more tangible interest in this product and the Company has sufficient funds to complete development. For the Company's current and contemplated flywheel-based systems including its Smart Energy Matrix, Smart Power 250 and Smart Energy products, the Company is continuing to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in the Company's products, the Company will not have sufficient cash available to complete prototype development and production of its products unless additional equity or debt financing is obtained. To continue as going concern the Company must raise additional funds by April, 2005. The need to raise funds would be greater in the event that full-scale product development begins. The Company does not expect to become profitable or obtain positive operational cash flow before 2008 and may not achieve positive cash flow even at that point or beyond.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A, for the year ended December 31, 2003. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts due from its customers. The Company's estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented in the Company's balance sheets net of an allowance for doubtful accounts $0 at September 30, 2004 and December 31, 2003, respectively.

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

Other than as described above, there have been no significant additions to or changes in accounting policies of the Company since December 31, 2003. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

Note 3. Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. The Company's provisions for inventory write-downs are based on its best estimates of product sales prices and market demand patterns, and its plans to transition its products. As a result of the lower than anticipated sales volumes of the Smart Energy M5, the Company has recorded reserves for its M5 inventory in the amount of $778,042 during 2004 to reflect net inventory at the lower of cost or market for the number of units that the Company anticipates will be recorded as revenue during the next twelve months.

Inventory balances include the following amounts:

                                         September 30, 2004  December 31, 2003
                                             -----------        -----------
Raw materials ............................   $   753,964        $   104,362
Work in progress .........................       129,830             26,001
Finished goods ...........................       120,447            108,321
                                             -----------        -----------
Total inventories ........................     1,004,241            238,684
Less: obsolescence reserve ...............      (778,042)              --
                                             -----------        -----------
Inventories, net .........................   $   226,199        $   238,684
                                             ===========        ===========


Note 4.  Property and Equipment

Property and equipment consists of the following:

                                                 Estimated
                                                   Useful    September 30,   December 31,
                                                   Lives          2004           2003
                                                 ----------   -----------    -----------
Machinery and equipment ......................   5 years      $   616,714    $   627,406
Service vehicles .............................   5 years           16,762         62,327
Furniture and fixtures .......................   7 years          296,652        279,190
Office equipment .............................   3 years        1,398,835      1,398,835
Leasehold improvements .......................   Lease term       538,428        524,347
Equipment under capital lease obligations ....   Lease term       918,284        918,284
                                                              -----------    -----------
     Total ...................................                $ 3,785,675    $ 3,810,389
Less accumulated depreciation and amortization                 (3,481,206)    (3,453,209)
                                                              -----------    -----------
     Property and equipment, net .............                $   304,469    $   357,180
                                                              ===========    ===========

Note 5.  Commitments

The Company's principal contractual obligations as of September 30, 2004 are as follows:

                                   Three months ending              Year ending December 31,
                                      ------------  ----------------------------------------------------------
                                         December 31
Description of commitment                   2004        2005        2006        2007       2008      Thereafter    Total
                                         ---------   ---------   ---------   ---------   ---------   ---------   ---------
Operating leases .....................     122,670     397,059     500,359     529,413        --          --     1,549,501

Non-cancelable purchase orders .......     440,000        --          --          --          --          --       440,000
                                         ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total commitments ....................     562,670     500,359     529,413     397,059        --          --     1,989,501
                                         =========   =========   =========   =========   =========   =========   =========

At September 30, 2004 the Company had open purchase orders to vendors of approximately $700,000. Of this amount, approximately $440,000 was non-cancelable. The amounts listed for operating leases represent payments for the occupancy of the Company's principal executive offices, laboratory and manufacturing facilities located in Wilmington, Massachusetts.

The Company leases office and light manufacturing space under an operating lease through September 30, 2007. Under the terms of this lease, the Company provided the lessor with an irrevocable letter of credit. At September 30, 2004 the balance of that letter of credit totaled $310,011.

The Company entered into a manufacturing agreement with a vendor for an integral component of the Company's Smart Power M5 inverter system. The Company provided the vendor with an irrevocable letter of credit in the amount of $50,000 that expired on October 3, 2004.

The above letters of credit are secured by a cash deposit. The required cash deposit is included in restricted cash in the accompanying consolidated balance sheets.

Note 6.  Investments

In 2003 the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. The Company's investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing, except that the Company was permitted to purchase a three-year warrant for $100,000 that is exercisable for 2,400,000 shares of Evergreen's common stock at $3.37 per share. Evergreen's financing was a private placement of $29,475,000 of Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch led the Evergreen Series A Preferred Stock financing and is one of four individuals from the Evergreen investor group to be added to the board of directors of Evergreen. Messrs. Deutch and Socha disclosed their possible conflicts relating to this transaction and abstained from voting on the matter. In addition, Mr. Deutch did not take part in any discussions concerning this investment. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

During the second quarter of 2004 all of the Company's holdings in its Evergreen Series A Preferred Stock were converted to 973,528 shares of Evergreen common stock. Through September 30, 2004 the Company sold 476,413 shares of Evergreen common stock yielding cash proceeds of $1,413,610, and net realized gains of $880,027. At the end of the third quarter of 2004, the Company held a total of 497,115 shares of Evergreen common stock. These securities are carried on the Company's balance sheet at fair value and classified as "available-for-sale," and any unrealized gains or losses are recorded as other comprehensive income in the equity section of the Company's balance sheets, as required by Financial Accounting Standard 115, "Accounting for Certain Investments in Debt and Equity Securities." On September 30, 2004 the total value of Evergreen's common stock on the Company's balance sheet based on the then current per-share market price of $2.86 was $1,421,749 and the warrant for Evergreen common stock was valued at its purchase price of $100,000. In October 2004 the remaining 497,115 shares of Evergreen common stock were sold for approximately $1,585,000.

Note 7.  Common Stock

Reserved Shares. At September 30, 2004 and December 31, 2003, 11,428,365 and 11,755,157 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively.

Note 8.  Related Party Transactions

Advance to Officers. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President. This advance is interest bearing and secured by Mr. Stanton's holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. Through September 30, 2004, the Company collected approximately $459,000 in principal payments on this advance. The balance of this loan as of September 30, 2004 is $110,000 including current year interest of $4,008 and is fully reserved; however, it has not been cancelled. Mr. Stanton continues to serve as a director of the Company.

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

A summary of the restructuring reserves is as follows:

                                                   September 30,
                                       -------------------------------------
                                            2004                 2003
                                       ----------------    -----------------
Beginning balance ..................      $ 1,406,191          $ 1,749,738
Charges for the period .............             --                   --
Payments ...........................         (257,660)            (257,660)
                                       ----------------    -----------------
Ending balance .....................      $ 1,148,531          $ 1,492,078
                                       ================    =================


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

                                                        Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                     --------------------------      --------------------------
                                                         2004           2003             2004           2003
                                                     -----------    -----------      -----------    -----------

Net loss to common shareholders as reported ......   $(1,854,795)   $(1,708,861)     $(6,269,728)   $(6,156,986)
Pro forma compensation expense ...................        82,686        104,579          267,073        327,579
                                                     -----------    -----------      -----------    -----------
Net loss--pro forma ..............................   $(1,937,481)   $(1,813,440)     $(6,536,801)   $(6,484,565)
                                                     ===========    ===========      ===========    ===========
Loss per share--as reported ......................   $     (0.04)   $     (0.04)     $     (0.14)   $     (0.14)
Loss per share--pro forma ........................   $     (0.04)   $     (0.04)     $     (0.15)   $     (0.15)

In 2003 the Company established a restricted stock unit ("RSUs") plan for 2003 and 2004 that provides bonuses in the form of deferred stock in lieu of cash. This plan provides a bonus structure to employees on a deferred compensation basis in the form of restricted stock units (or "RSUs") at no cost to the recipient. The RSUs under this plan are converted into shares of Company's common stock based on the achievement of targets that are evaluated quarterly, or in some cases annually. The achievement of targets determine the number of RSUs each employee has earned and this amount is accrued with the grant of the RSUs being spread over four equal installments in the fiscal year following the fiscal year with respect to which the employee accrued the RSUs. Through this vesting schedule the RSUs convert to shares of common stock. In the event that the employee voluntarily terminates employment only those RSUs converted prior to termination will be granted. The Company's employees earned 667,151 RSUs for the fiscal year ended December 31, 2003. The Company has the same RSU plan in place for 2004 targets. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's income statement. For the nine months ending September 30, 2004 the Company recorded RSU related compensation expense in the amount of $697,363.

Note 11.  Income Taxes

At December 31, 2004 the Company had approximately $76 million of net operating loss carry forwards which begin to expire in 2012 and additional research and development tax credits. Valuation allowances have reduced the potential benefits from the use of these carry forwards to zero as their future utilization is not assured.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit, in the future, the amount of net operating loss carry forwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

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

Overview

When  the  Company  recognized  that  its  Smart  Energy  flywheel  products  as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving the Company's intellectual properties and maintaining the integrity of its public company requirements while evaluating all potential product markets for the Company's technologies and considering acquisitions or mergers that could lead to increased shareholder value. Based on this evaluation, which is ongoing, the Company (i) believes that it has identified two promising applications for its Smart Energy Matrix product and
(ii) has introduced its Smart Energy M5 inverter system into the renewable energy market and delivered 31 units in 2003 and an additional 42 units during the nine months ended September 30, 2004. The Company is also evaluating potential acquisitions and mergers that would expand its product offerings in the energy markets and benefit from its technological capabilities and management expertise.

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

In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially. If the Company identifies possible acquisition or mergers, the amount of equity required could further increase.

On May 17, 2004, Nasdaq notified the Company that it had failed to maintain a closing bid price of at least $1.00 per share for 30 consecutive trading days. Pursuant to the Nasdaq's rules, the Company was given a 180-day period, until November 15, 2004 to regain compliance. If the Company's stock does not satisfy the $1 minimum bid requirement for 10 consecutive business days prior to November 15, 2004, the Company may be eligible for a second 180-day compliance period if it satisfies all other Nasdaq SmallCap Market initial listing requirements exclusive of bid price. If the Company is unable to meet this listing requirement, and appeals for additional time to achieve compliance are unsuccessful, the Company's stock would no longer be eligible for quotation on the Nasdaq SmallCap Market. Should the Company's stock lose its eligibility to be quoted on the SmallCap Market, it will seek to have its stock quoted on the OTCBB. Although the Company knows of no reason that its stock will not be accepted for quotation on the OTCBB, it cannot guarantee that acceptance. If the Company's stock is not accepted for listing on the OTCBB, it will be listed on the pink sheets.

Results of operations:

Comparison of nine months ended September 30, 2004 and 2003

                                         Nine months ended September 30,
                                    -----------------------------------------
                                        2004      2003    $ Change   % Change
                                    --------- --------- ---------- ----------
                                 (in thousands)
Revenues ..........................   $   265   $  --     $   265        n/a
Cost of goods sold ................     1,364      --      (1,364)       n/a
Selling, general and administrative     3,328     3,739       411         11%
Research and development ..........     2,743     2,663       (80)         3%
Depreciation and amortization .....       130       188        58         31%
Interest and other income, net ....     1,030       433       597        138%


Revenues.

The Company recorded revenues from the sale of its Smart Power M5 power conditioning system of approximately $169,000 through September 30, 2004. The Company also recorded approximately $96,000 of revenue from a $98,000 government contract under the percentage of completion method. The Company did not recognize revenues on those products for the nine months ended September 30, 2003.

Cost of Goods Sold.

Cost of goods sold, for the nine months ending September 30, 2004, includes costs associated with both Smart Power M5 inverters and a flywheel-related government contract. The costs associated with the Smart Power M5 include materials and direct labor. In addition to these costs, the Company recognized an inventory reserve of approximately $778,000 for inventories that had become obsolete due to design changes and reductions in expected sales volumes over the next twelve months. Additionally, the Company recorded a charge for its non-cancelable purchase commitments in excess of requirements related to the M5 inverter in the amount of approximately $236,000. On the government contract, the Company recorded all costs incurred to date of approximately $143,000.

Selling, General and Administrative Expenses.

The Company's sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, and insurance and travel costs. Selling, general and administrative expenses totaled approximately $3,328,000 and $3,739,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease of approximately $411,000 or 11% is primarily the result of decreases in the cost of Directors and Officers Liability Insurance premiums.

Research and Development.

The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process. These costs increased for the nine months ending September 30, 2004 over the same period during 2003 due primarily to increased product development of products for the Company's next generation photovoltaic product. The costs of development of its flywheel systems will be more significant if the Company determines there is sufficient market validation to initiate development of these products and it has funding to complete this work. The Company expects its cost of research and development for the remainder of 2004 to continue to be slightly higher compared to 2003. Research and development expenses totaled approximately $2,743,000 and $2,663,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase of $80,000 or 3% is primarily the result of higher development costs relating to the Company's Smart Power M5 next generation product.

Depreciation and Amortization.

The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company is also amortizing the Smart Power M5 intellectual property it acquired from Advanced Energy Systems in 2003. Depreciation and amortization totaled approximately $130,000 and $188,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease of $58,000 or 31% is attributable to the decrease in the remaining net book values of the Company's assets.

Interest and Other Income/Expense, net.

The Company's non-operating income and expenses are primarily attributable to realized gains on the sale of its available-for-sale securities, interest income resulting from cash on hand, accrued dividends receivable and the 7% conversion premium from the conversion of Evergreen Series A Preferred Stock holdings, partially offset by interest expense associated with its capital leases. Interest and Other Income/Expense, net for the nine months ended September 30, 2004 was approximately $1,030,000, compared to approximately $433,000 for the same period in 2003. The increase of approximately $597,000 in 2004 compared to the prior year is the result of realized gains on the sale of the Company's equity investments of approximately $880,000, conversion premium from the Company's investment in Evergreen of approximately $61,000, and lower interest expenses relating to expired capital leases of $7,000, offset by the loan reserve of an officer loan which was fully reserved in 2003 of approximately $308,000 and lower interest and dividends received due to lower cash balances of $43,000.

Liquidity and Capital Resources

                                        Quarter ending September 30,
                                          -----------------------
                                              2004        2003
                                          -----------  ----------
                                                (in thousands)
Cash and cash equivalents ...............   $  4,509    $ 11,242
Working capital .........................      4,313      11,627
Cash provided by (used in)
     Operating activities ...............     (5,830)     (5,274)
     Investing activities ...............      1,401      (1,279)
     Financing activities ...............         29         (71)
                                            --------    --------
Net decrease in cash and cash equivalents   $ (4,400)   $ (6,624)
                                            ========    ========
Current ratio ...........................        2.8         5.3
                                            ========    ========

The Company's cash requirements depend on many factors, including but not limited to research and development activities, continued efforts to commercialize products, facilities costs, general and administrative expenses, and costs related to raising additional equity and possibly costs related to an acquisition or merger. The Company expects to make significant expenditures to fund its operations, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development, infrastructure and production readiness by reducing headcount, development spending and capital expenditures over the past three years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. It has continued to do preliminary design of products for markets under consideration for its flywheel systems and has purchased intellectual properties and incurred development costs for its newest product in the renewable energy market. The Company must raise additional equity to execute its business plan and remain a going concern. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain an equity investment or additional financing by early 2005 to fund:

o         continuing as a going concern;
o         ongoing research and development primarily related to the Smart
          Energy Matrix;
o         manufacturing operations;
o         working capital requirements; and
o         new business development,

In the event that the Company elects to begin full scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required would increase substantially.

Net  cash  used in  operating  activities  was  approximately  ($5,830,000)  and
($5,274,000) for the nine months ended September 30, 2004 and 2003, respectively. The primary component to the negative cash flow from operations is from net losses. For the first nine months of 2004, the Company had a net loss of approximately ($6,270,000). This included employee stock compensation of approximately $697,000, facility related cash payments charged against restructuring reserves of approximately ($258,000), non-cash dividends received in stock of Evergreen Solar, Inc. of approximately ($90,000), gain on the sale of investments of approximately ($880,000), a reduction in restricted cash related to the lease of the Company's facility of approximately $45,000, reductions to the asset impairment reserve for disposed fixed assets of approximately ($10,000), and depreciation and amortization of approximately $130,000. Changes in operating assets and liabilities generated approximately $805,000 of cash during the first nine months of 2004. For the first nine months of 2003, the Company had a net loss of approximately ($6,157,000). This included a reversal of a portion of the reserved note to its former CEO of approximately ($323,000) net of interest reserved of $14,577, facility related cash payments charged against restructuring reserves of approximately ($258,000), and depreciation and amortization of approximately $188,000. Changes in operating assets and liabilities generated approximately $1,261,000 of cash during the first nine months of 2003.

Net cash generated/(used) in investing activities was approximately $1,401,000 and ($1,279,000) for the nine months ended September 30, 2004 and 2003, respectively. The principal source of cash during the first nine months of 2004 was the partial sale of the Company's holdings in Evergreen common stock of approximately $1,414,000 and the sale of capital equipment of approximately $18,000, partially offset by the purchase of capital equipment of approximately ($31,000). The principal uses of cash during the first nine months of 2003 were primarily related to an investment in Evergreen of ($1,100,000), increases in other assets totaling ($227,000), purchase of capital equipment of ($6,000) and the principal sources of cash were from the sale of certain impaired machinery and equipment of the Company in the amount of approximately $53,000.

Net cash generated/(used) by financing activities was approximately $29,000 and ($71,000) for the nine months ended September 30, 2004 and 2003, respectively. For the first nine months of 2004, the cash generated by financing activities of approximately $29,000 related to the exercise of stock options in the amount of approximately $27,000 and shares issued under the employee stock purchase plan of approximately $2,000. For the first nine months of 2003, the cash used for financing activities related to repayment of capital leases of ($187,000), offset by cash proceeds from the exercise of employee stock options of approximately $115,000 and the issuance of stock under the employee stock purchase plan of approximately $1,000.

In the event that the Company elects to begin full-scale development of its Smart Energy Matrix or Smart Power 250 flywheel systems, the amount of equity required will increase substantially. The Company is not expecting to become profitable or cash flow positive until at least 2008 and its ability to continue as a going concern will depend on being able to raise additional capital. The Company may not be able to raise this capital, or if it is able to do so, it may be on terms that are adverse to existing shareholders. The Company believes that debt financing will likely not be available to meet its cash requirements.


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

     As shown in the consolidated financial statements, the Company incurred significant losses from continuing operations of approximately $8,618,000, $20,839,000, and $26,146,000 and cash and cash equivalents decreases of approximately $8,957,000, $16,335,000 and $27,850,000, during the years ended December 31, 2003, 2002 and 2001, respectively. The Company has $4,509,000 of cash and cash equivalents on hand at September 30, 2004. The Company has recorded limited revenue from sales of its products. These factors, among others, indicate that the Company may be unable to continue as a going concern.

     The audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2003, contained a going concern exception, which stated that "the Company's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern."

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

     The Company expects its cash position to fund operations approximately through April 2005 according to its business plan. The Company is exploring opportunities to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but it does not make any assurances that sufficient funds will be available to it on terms that it deems acceptable, if they are available at all. In addition, the costs associated with efforts to raise additional equity could reduce the time the Company has sufficient cash to operate.

The Company's Going Concern Issues May Negatively Impact the Company's Ability to Obtain Sufficient Revenues to be a Going Concern.

     Concerns about the Company's ability to continue as a going concern may negatively impact the Company's ability to successfully attract customers for its products. Even if customers find the Company's products attractive from a performance and price analysis, the warranty and support activities that the Company's long-life products feature may prevent customers from purchasing the Company's products in sufficient quantities for the Company to be able to function as a going concern.

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

The Company's Stockholders May be Adversely Affected if the Company Issues Additional Equity to Obtain Financing.

     If the Company raises additional funds by issuing additional equity securities, existing stockholders may be adversely affected because new investors may have preferences or rights superior to those of current shareholders and existing stockholders may also be diluted.

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

The Company Has Limited Experience Manufacturing on a Commercial Basis. In the Event of Significant Sales, the Company Will Need to Develop or Obtain Manufacturing Capacity for Its Products.

     Should the Company experience significant customer demand for its products, it will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. The Company may need to establish additional manufacturing facilities, expand its current facilities or expand third-party manufacturing. The Company has limited experience in manufacturing and there can be no assurance that it will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all. The Company has taken actions to conserve cash including idling its manufacturing capabilities through headcount reduction, delaying the development of its manufacturing process documentation and capital build-out. The Company will not achieve profitability if it cannot develop or obtain efficient, low-cost manufacturing capability, processes and suppliers that will enable the Company to meet the quality, price, engineering, design and production standards or production volumes required to meet its product commercialization schedule, if any, or to satisfy the requirements of its customers or the market generally.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company Has Incurred Losses Since Its Inception and Anticipates Continued Losses Through at Least 2008.

     The Company has incurred net losses and negative cash flows since its inception in May 1997. The Company had net losses of approximately ($8,618,000) in 2003, ($20,839,000) in 2002, ($26,146,000) in 2001,
     ($53,279,000) in 2000 and  ($6,630,000) in 1999.  Since its inception,  the
     Company has had net losses totaling approximately ($129,806,000). The Company expects to continue to incur net losses through at least 2008. Although the Company is looking for additional ways to economize and reduce costs, its efforts may prove even more expensive than anticipated to successfully develop products for potential markets. The Company's revenue must grow substantially to offset these higher expenses and become profitable. Even if the Company does achieve profitability, it may be unable to sustain or increase its profitability in the future.

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

The Company's Financial Performance Could be Adversely Affected by Needs to Hire and Retain Key Sales Personnel.

     Because the Company's future success depends to a large degree on the success of its sales organization, the Company's ability to meet its business plan will depend significantly on whether it can attract and retain sales personnel. The sales organization has been impacted by both health issues, and a resignation. The lead salesman for the Company's Smart Power M5 Inverter had been on medical leave, returned to work on a part-time basis and has now been terminated due to lower than anticipated revenues and the Company's view that inverters will not be material to the Company in the future. A salesman for both the Smart Power M5 Inverter and the Company's flywheels systems resigned to pursue business opportunities that did not require travel. Competition for skilled sales people is intense and the Company may not be successful in attracting and retaining the personnel or executive talent necessary to develop markets and operate profitably.

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

The Company May Make Investments in Other Companies in an Effort to Increase Shareholder Value Through Strategic Alliance or Return on Investment Which may Not Create Gains and therefore Reduce Shareholder Value.

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

Provisions of Delaware Law and of the Company's Charter and By-laws May Inhibit a Takeover that Stockholders Consider Favorable.

     Provisions in the Company's certificate of incorporation and by-laws in Delaware corporate law, and the Company's shareholder rights plan adopted in September 2002, may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by the Company's management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Beginning with the Company's annual stockholder meeting in 2001, it implemented a staggered board of directors that will make it difficult for stockholders to change the composition of the board of directors in any one-year. Pursuant to a shareholder rights plan adopted in September 2002, the Company issued rights as a dividend on common stock on October 7, 2002 each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (30% in the case of one large shareholder that already owned more than 15%) of the Company's outstanding common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void). The shareholder rights plan was modified by rights plan amendment dated December 27, 2002. The amendment increased the beneficial ownership approved by the Company's board of directors from 30% to 35% for one large shareholder. Additionally, the Company's board of directors may authorize issuances of "blank check" preferred stock that could be used to increase the number of outstanding shares and discourage a takeover attempt. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in the Company's management and board of directors.

The Company May Make Acquisitions or Mergers that Do Not Produce Revenues and Cash Flow as Expected and Further the Companies Need for Addition Cash to Sustain Operations.

     The Company may identify acquisitions or mergers that it believes will provide beneficial revenues and cash flow. There can be no assurance that these estimates will be achieved and the Company may find that its cash needs have increased.

The Company has Limited Experience in Acquisitions and Mergers and May Not Be Successful in Identifying Appropriate Acquisitions or Mergers or Not Be Successful in Integrating these Entities.

     The Company and its management have limited experience in evaluating, integrating and coordinating the acquisition or merger of companies and therefore may not be successful in this effort.

Terrorist Attacks have Contributed to Economic Instability in the United States; Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress the Company's Stock Price.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as Beacon. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on the Company's business, financial condition and operating results.

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

The Channels to Market for Photovoltaic Products are Not Stable and have Changed Substantially in the Last Year.

     The photovoltaic market is growing rapidly, but the sales and distribution channels are not stable. In the last year, the cross section of these distributors has changed as some of the larger photovoltaic module manufacturers have left the market for integrated solutions to focus only on module manufacture. As a result, success of products such as the Company's Smart Power M5 inverter system will be dependent on smaller distributors, who have less financial resources and, therefore, reduced ability to influence the acceptance of new products as a result of lower advertising abilities and lower consumer recognition. When these types of changes take place, it often results in a period of uncertainty in the sales and distribution channels, leading to fewer and smaller orders being placed. The Company is using a strategy of selling through full-service, wholesale distributors, and there can be no assurance that this strategy will be successful in the channel configuration that continues to be restructured. The Company's ability to sell its inverters has not been successful thus far and the Company does not believe that inverters will be significant to its future.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk but not to market risk of principal. At September 30, 2004, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at September 30, 2004, the Company had approximately $233,000 of cash equivalents that were held in interest bearing checking accounts and $4,215,000 invested in interest-bearing money market accounts. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $4,000, which the Company does not believe is material.

Item 4.  Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in its periodic SEC filings within the required time period.

In addition, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings

On August 16, 2004, Ricardo and Gladys Farnes, and TLER Associates, Ltd. a Bahamas corporation ("TLER"), delivered a complaint to the Company, naming as defendants the Company, John Doherty, Richard Lane, and unidentified individuals and corporations. The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada, where it is pending. The complaint alleges that in 2001, defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company, and (b) thereafter, posted on the internet defamatory and personal information concerning the plaintiffs. The plaintiffs do not allege any specific amount of damages, and instead merely assert that damages exceed $10,000. The Company has answered the complaint, denying its material allegations, and is vigorously defending. Although the outcome of this matter cannot yet be determined, management does not expect that the ultimate costs to resolve this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

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


(b) Reports on Form 8-K

On August 16, 2004, the Company filed a current report on Form 8-K reporting that it had issued a press release announcing its financial results for fiscal quarter ended June 30, 2004.

On September 2, 2004, the Company filed a current report on Form 8-K reporting that its independent audit firm, Deloitte & Touche, LLP had resigned. .

On October 15, 2004, the Company filed a current report on Form 8-K reporting that Stephen P. Adik to join the Company's board of directors, and that it had issued a press release on October 14, 2004, disclosing same.

On October 22, 2004 the Company filed a current report on Form 8-K reporting that it had issued a press release announcing that F. William Capp , President and Chief Executive Officer of the Company, was presenting at Ardour Capital Investments LLC investor conference in New York City on that day.

On November 2, 2004, the Company filed an amended current report on Form 8-K/A modifying the language previously reported on Form 8-K announcing that the Company's independent audit firm, Deloitte & Touche, LLP had resigned, and also announcing that it had engaged Miller Wachman LLP as its new independent audit firm.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

       Date:  November 12, 2004           By:  /s/ F. William Capp
                                               -------------------
                                               F. William Capp
                                               President and Chief Executive
                                               Officer


               November 12, 2004          By: /s/ James M. Spiezio
                                              --------------------
                                              James M. Spiezio
                                              Vice President of Finance, Chief
                                              Financial Officer, Treasurer and
                                              Secretary, Principal Financial
                                              Officer