Form 10-K
period 2004-12-31
BEACON POWER CORP
filed 2005-03-31
CIK 1103345

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 001-16171

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

                                 (978) 694-9121
              (Registrant's telephone number, including area code)
                            ------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                            ------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). ___ Yes _X_ No -

     As of June 28, 2004 the market value of the voting stock of the registrant held by non-affiliates of the registrant was $14,557,694. In determining the market value of non-affiliated voting stock, shares of the registrant's common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant's voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 30, 2005 was 43,665,143.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit Index (Item No. 15) located on pages 49 and 50 incorporates several documents by reference as indicated therein.


                                Table of Contents
                                                                                                      Page
PART I
     Item 1.    Business .....................................................................         1
     Item 2.    Properties ...................................................................        10
     Item 3.    Legal Proceedings ............................................................        10
     Item 4.    Submission of Matters to a Vote of Security Holders ..........................        10

PART II
     Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities ......................................        11
     Item 6.    Selected Consolidated Financial Data .........................................        13
     Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................        15
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ..................        33
     Item 8.    Financial Statements and Supplementary Data ..................................        34
     Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ........................................        60
     Item 9A.   Controls and Procedures ......................................................        60
     Item 9B    Other Information ............................................................        60

PART III
     Item 10.   Directors and Executive Officers of the Registrant ...........................        61
     Item 11.   Executive Compensation .......................................................        65
     Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters .............................        69
     Item 13.   Certain Relationships and Related Transactions ...............................        71
     Item 14.   Principal Accountant Fees and Services .......................................        73

PART IV
     Item 15.   Exhibits and Financial Statement Schedules ...................................        74

     Signatures ..............................................................................        77

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements reflect Beacon Power Corporation's view about future events and financial performance, including among other things, its expected future revenues, costs of operations and capital expenditures, estimates of the potential markets for its products, the rate of growth in those markets and the competitive advantage that the Company's products has that will result in gaining market share. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these estimates due to a number of factors as discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition" and "Results of Operations - Certain Factors Which May Affect Future Results" of this Form 10-K.

                                     PART I

Item 1.  Business

Overview

Beacon Power Corporation is a development stage company that was incorporated in Delaware on May 8, 1997. The Company's principal offices and research and development laboratory are located at 234 Ballardvale Street, Wilmington, Massachusetts, 01887-1032. Beacon's telephone number is 978-694-9121. The Company's web address is www.beaconpower.com. Investors can obtain copies of SEC filings from this site free of charge, as well as from the SEC web site at www.sec.gov, or by contacting Investor Relations at the Company's principal offices.

The Corporation and its subsidiaries (collectively "Beacon" or "the Company") design, develop, configure and offer for sale, advanced products and services to support more reliable electricity grid operation. Its sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. The Company's Smart Energy Matrix is a design concept for a megawatt-level, utility-grade flywheel-based energy storage solution that would provide sustainable power quality services for frequency regulation, and support the demand for reliable, distributed electrical power. The Company has the following products, which are in varying stages of development, production readiness or low volume production:

o Smart Energy(TM) Matrix - A design concept for a high-power flywheel-based system combining several flywheels with power electronics. The Company believes the Smart Energy Matrix can provide frequency regulation services for use by independent system operators and regional transmission operators to regulate electrical power. The Company also believes that the Smart Energy Matrix can regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced. The Company has a preliminary design for the Smart Energy Matrix and has been awarded contracts by the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) for programs demonstrating the viability of the Company's flywheel based system for frequency regulation of electricity on the power grid. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs. To successfully provide frequency regulation, the Company will need to obtain sufficient funding to complete design of the matrix, develop the flywheel components and power electronics, integrate and test the matrix and establish manufacturing capability to produce commercial products.

o Smart Energy system - High-energy flywheel-based systems of 2kWh and 6kWh that store electricity for telecommunications, cable systems, computer networks, and Internet market applications have been produced in limited quantities and the Company has sufficient capacity to return to production if market demand occurs. The Company believes that, based on existing Smart Energy technology, it could develop a higher energy 25kWh flywheel system for renewable applications if market interest is sufficient to justify development. The Company has been unable to successfully market its Smart Energy 2kWh and 6kWh at commercially acceptable prices. At this time, the Company expects to use the results of its Smart Energy Matrix demonstration unit to assess market interest in its 25kWh design product and determine whether there is sufficient market demand at prices that would support the additional development activity required for the Company to bring this high energy product to market.

o Smart Power(TM) M5 inverter system - An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use. This product is in low volume production and the Company has sufficient capacity and resources to ramp production if market demand increases. As a result of the increased market interest in the Company's Smart Energy Matrix design, the Company has redeployed virtually all of its research and development effort from further inverter development to its Smart Energy Matrix flywheel technologies. As a result of this change in focus and lower than anticipated sales volumes of the Smart Power M5, the Company has also reduced its marketing efforts on the Smart Power M5 and has established reserves on its balance sheet for inventories and open purchase commitments. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company's business going forward.


From the Company's inception through December 31, 2004, it has incurred losses of approximately $129 million. The Company does not expect to become profitable or obtain positive cash flow before 2008. This expectation is based on a business plan that includes full scale development of its Smart Energy Matrix beginning in the second quarter of 2005. If capital to fund full scale development of the Smart Energy Matrix is constrained, the time to achieve profitability or positive cash flow would be extended. The Company must raise additional equity to execute its business plan and the Company will not begin full scale development of the Smart Energy Matrix until additional equity has been raised. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan the Company has sufficient cash to fund operations through approximately May, 2005. The Company will need to obtain an equity investment as soon as practicable in 2005 to fund:

o    continuing as a going concern;
o    completion of the state demonstration contracts in California and New York;
o    ongoing research and development of the Smart Energy Matrix;
o    working capital requirements; and
o    developing new business.

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

PRODUCTS AND MARKETS

Smart Energy Matrix

The Company has identified an application for its Smart Energy Matrix in a well-established market with attractive pricing characteristics. This market is the sale of frequency regulation services for the electrical power grid. In order to maintain a constant frequency alternating current, the power grid must continuously balance the supply of power generated with the varying demand for it. This balance is maintained today by constant, small adjustments in the output of some of the generators operating on the grid. Not all generators can be successfully operated with constantly varying output, but all generators that are able to operate this way incur higher operating costs due to increased fuel consumption and maintenance. Using the Company's Smart Energy Matrix, frequency regulation can, for the first time, be provided separately with higher performance and lower operating costs. The Smart Energy Matrix is the first product specifically designed to address this application.

The requirements of the frequency regulation application are well matched with the characteristics of the Smart Energy Matrix, which is designed to draw excess energy when generated power exceeds demand and deliver it when demand exceeds supply. Unlike generator-based frequency regulation, no fuel is consumed and no emissions are generated. The Smart Energy Matrix's characteristics should simplify and accelerate the process for utilities to establish new sites and obtain required permits for new facilities. The Smart Energy Matrix can also be located nearly anywhere advantageous to the power grid, even within distribution systems.

The Company has been awarded development contracts with CEC and NYSERDA for demonstrating the viability of the Company's flywheel technologies for frequency regulation. The demonstrations will be conducted using one-tenth-power prototypes of Beacon's planned megawatt-level system known as the Smart Energy Matrix. Under these contracts, the Company expects to develop and install a system in both California and New York during 2005 to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with CEC and NYSERDA may also demonstrate the system's technical and market feasibility in other large, important, growing markets related to the North American grid.

From an environmental perspective, the Company's Smart Energy Matrix will reduce fuel consumption by generators because they will be able to operate at greater efficiency. In addition, during peak output requirements, widespread use of the Company's Smart Energy Matrix to provide frequency regulation would avoid the need to utilize the most inefficient generators. Both of these changes in the way generators are used would reduce carbon dioxide and other emissions.

Separate from the frequency regulation of the power grid market identified above, the Company has identified an additional application for its Smart Energy Matrix. That application is providing a high-power, flywheel-based system that continuously regulates the frequency of electricity produced by a distributed generation facility and compensates for temporary differences between the demand for electricity and the amount being produced. A distributed generation facility is any electrical power source other than the power grid, including advanced generators such as fuel cells, natural gas engines, wind turbines, photovoltaic arrays and microturbines which usually supply local power to facilities such as hospitals or manufacturing plants. The Company's Smart Energy Matrix can be used to regulate the frequency of the distributed generation facility's power in the same way it regulates the frequency of the power grid as described above. The Smart Energy Matrix, because of its fast response time, can also compensate for the slow response characteristics of generators and thus provide stability to these micro-grid facilities. In distributed generation, demand fluctuations are a much higher percentage of power production than is experienced in the power grid, which adversely affects the distributed generator's ability to match supply and demand.

The Smart Energy Matrix is being designed to store enough energy to deliver one megawatt for 15 minutes and can be ganged to deliver ten or more megawatts. Each Smart Energy Matrix will consist of a container housing multiple flywheels and the necessary power electronics to connect to the grid. The Smart Energy Matrix, because of its container design, will be able to be quickly deployed and could be easily relocated.

The Company has finished the preliminary designs for the Smart Energy Matrix and believes that there is ample market interest in the product to begin full scale development but will not begin significant design or development until sufficient funds to complete development have been obtained. Once begun, the development cycle for completion of this product is expected to be 18 to 24 months and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company will not generate revenues from this product for approximately two to three years after development has commenced.


Smart Power M5

The Smart Power M5 inverter system for the photovoltaic energy market converts direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. Solar cells contain semi-conducting material that converts sunlight into direct current electricity. The Company's Smart Power M5 inverter system has the capacity to convert direct current electricity into up to 5,000 watts of alternating current.

The Company began delivering its Underwriters Laboratory approved Smart Power M5 inverter systems in December 2003. The Smart Power M5 has been designed for use in North American grid-connected solar power applications. If the Company determines that there is sufficient market demand outside of North America, the Company could develop on and off grid inverters for use throughout the world. The Company also could develop inverters for use in low power wind turbine applications if there were ample market interest.

The Company has not been successful in selling a significant number of units of its Smart Power M5 and therefore has shifted virtually all of its development and sales activities from the Smart Power M5 to its flywheel based products. The Company does not believe that inverters will be a significant portion of the Company's business going forward and is uncertain as to when or at what price it will be able to sell its inventories. In 2004, the Company established a reserve for its Smart Power M5 inventory.


Smart Energy

The Company has offered for sale its Smart Energy flywheel products, which deliver a low level of power for a long period of time (typically measured in hours). These products include the 2kWh and 6kWh Smart Energy systems, which have demonstrated quality performance and reliability at numerous sites. The Smart Energy products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company believes that its Smart Energy products offer life cycle cost advantages and significant performance improvements over conventional, battery-based back-up power sources. At this time, the Company does not have orders for its Smart Energy products or any inventory of finished products and does not have purchase orders in place with vendors for components. In the event that the Company receives significant customer orders for these products, it will need to place orders for components with vendors and hire and train manufacturing personnel to assemble, inspect and assist in the installation of deliverable units.

The Company's Smart Energy systems have approximately 450,000 hours of operation in customer sites without failure of mechanical system, which the Company believes verifies the reliability of its technologies. The Company has successfully maintained power with no degradation of service in planned and unplanned losses of utility power at several telecom and cable sites. Also, the Company's systems can be adapted to deliver the amount of power and back-up time required to meet specific needs of customers by integrating multiple flywheel systems in parallel. This has been successfully demonstrated at several sites.

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

The Company has obtained Underwriters Laboratory approval for its Smart Power M5 inverter system. The California Energy Commission and New York's Public Service Commission have also approved this product for on-grid applications.


THE COMPANY'S TECHNOLOGY

Flywheel-based products

Since the Company's formation, it has been attempting to develop flywheel energy storage products that offer superior reliability and performance at competitive costs. The Company's composite flywheel is a rotating wheel on hybrid, magnetic bearings that operates in a near-frictionless vacuum environment. When the rim spins, it stores kinetic energy. The flywheel is powered up to its operational speed using electricity from an external power source. The flywheel is able to spin for extended periods with great efficiency because friction and drag are virtually eliminated by employing magnetic bearings and a vacuum environment. Because it has very low friction, little power is required to maintain the flywheel's operating speed. When electrical power is needed, the spinning flywheel drives a generator and its bi-directional inverter converts the kinetic energy into electrical energy.

Steel flywheels have been used since the industrial revolution in applications such as piston engines to store energy during the power stroke for release during the compression stroke. These applications are limited by the revolutions per minute at which steel flywheels are able to operate and by the limited density of storage of energy by volume of steel. The products the Company has designed and offers employ new enabling materials such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. The Company's composite flywheels are fabricated from high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight flywheels made from metals. For example, a 600-pound steel flywheel running at 8,000 revolutions per minute will store approximately 900 watt-hours of energy and can deliver up to 850 watt-hours of energy. In contrast, The Company's 500-pound 6kWh composite flywheel running at 22,500 RPM stores 7,200 watt-hours of energy and delivers 6,000 watt-hours of energy. On a per-pound basis, The Company's composite flywheel technology delivers nearly 10 times the energy of the best steel flywheels.

The Company's proprietary technology enables the design of maintenance-free flywheel products in that its products employ an internal rather than external vacuum system and its bearing systems have been designed and developed to need no scheduled replacement or maintenance. Competing flywheel products rely on bearings and external vacuum systems that require periodic maintenance and replacement. The Company's Smart Energy flywheel systems have dramatically longer discharge times than any other flywheel energy storage systems; this is possible because the Company's technologies result in higher amounts of stored energy and minimal energy losses during operation.

Inverter Products

The Company began developing its Smart Power M5 inverter system for photovoltaic applications during 2003. This product is based on intellectual property the Company acquired, and has significantly enhanced, in the areas of performance, ease of installation, software integration, and reliability.

The Company's Smart Power M5 inverter system is designed for use in grid-connected solar applications. When AC power is interrupted, the Smart Power M5 inverter system immediately converts to an independent battery back-up mode, continuing to provide electricity to critical loads. This product is the most compact, easy-to-install and efficient product available for solar on-grid applications with back-up capability. The Company has developed designs to expand its product offering to include systems for use in solar off-grid applications as well as high voltage on-grid and off-grid domestic applications. The Company could develop international configurations for those applications if it believes they can be successfully marketed in sufficient volumes to be a viable commercial product. Although it is continuing to support the Smart Power M5, the Company does not believe that inverters will be a significant portion of the Company's business going forward.


Research and Development

The Company believes that its research and development efforts are essential to its ability to successfully design and deliver products, as well as to modify and improve its existing products to reflect the evolution of markets and customer needs. The Company has worked closely with potential customers to define product features and performance requirements to address specific needs for both flywheel based solutions and renewable energy applications. Research and development expenses, including engineering expenses, were approximately $3,532,000 in 2004, $3,550,000 in 2003, and $7,130,000 in 2002. The Company
expects research and development expenses in 2005 to be somewhat higher than those in 2004 due primarily to the costs of development for the Smart Energy Matrix. If the Company is able to validate market opportunities for its inverter products, it may choose to make significant levels of research and development expenditures in order to pursue those markets. At December 31, 2004, the Company employed 16 engineers and technicians full time and had three independent contractors engaged in research and development. At December 31, 2003, the Company employed 18 engineers and technicians.

Manufacturing

The Company assembles and tests Smart Power M5 inverters at its facility. The Company has design drawings and process specifications to ensure the quality of components manufactured by its suppliers. The Smart Power M5 inverter system is a combination of off-the-shelf components and components produced to specifications developed by the Company. The Company believes it has adequate vendor sources for all the components for the Smart Power M5 inverter systems. The Company has sufficient inventories to satisfy expected unit sales for the remainder of this year. Although the Company is continuing to support its inverter product, the Company does not believe that inverters will be a significant portion of the Company's business going forward and is uncertain as to when or at what price it will be able to sell its inventories. In 2004, the Company established a reserve for its inverter inventory as a result of lower than anticipated sales volumes of the Smart Power M5,

The Company's facility was designed for the assembly and test of flywheel systems and this capability continues to be available in the event that its designs gain market acceptance and the Company begins production.

The Company's facility continues to be underutilized as a result of reductions in development work and a lack of customer orders for its flywheel and inverter systems. The Company maintains a limited manufacturing staff, many of whom are skilled in Six-Sigma cost and quality control techniques. If customers begin to order flywheel systems, the Company expects to establish assembly and test capabilities using outside suppliers to provide components to meet product demand. The suppliers of the Company's mechanical flywheel and the control electronics are both single-source suppliers. The loss or interruption of supply from either of these suppliers would adversely affect the Company's ability to deliver these products.

Sales and Marketing

The Company's sales and marketing efforts for its flywheel-based frequency regulation product have been focused on regional transmission operators and the energy research organizations in California and New York. The initial concept for the Smart Energy Matrix was developed in collaboration with the PJM Interconnect system, which is the nation's first federally regulated regional transmission operator. PJM has worked closely with the Company to evaluate the performance characteristics of its product. PJM has informed the Company that it believes the Company's Smart Energy Matrix flywheel system could be added to PJM's power grid and bid into the frequency regulation market. The Company has more recently worked with the California Independent System Operator (CAISO) to evaluate the potential of the Smart Energy Matrix, and the support from CAISO was an important factor in the contract award from the CEC. The Company is presenting its Smart Energy Matrix product to other regional transmission operators and power utilities to further establish interest.

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

Marketing efforts for the Company's Smart Energy flywheel products have been limited to providing support for its field trial systems and identifying key prospects and working with those companies to demonstrate the Company's product advantages, which include, life cycle cost benefits and high reliability. The Company has installed on-site, working demonstration units of both its Smart Energy products at various major telecommunications and cable companies. Although sales efforts for these products have been limited, the Company plans to continue to perform market analysis to identify opportunities for installations that require the unique characteristics of these products and to emphasize their value proposition and greater technical benefits. The Company believes that its products will also be attractive to customers with power sources that are very expensive to replace or maintain due to their location or other factors, or power sources located where there are high or low prevailing temperatures or dramatic changes in temperature. And from an environmental perspective, the Company believes its flywheel products, which contain no hazardous chemicals, are more attractive to customers when compared to lead-acid batteries. During 2004, the Company also placed a 6kWh Smart Energy flywheel in a Navy research facility for evaluation as a potential technology to be used in the Navy's next generation electric ship program.

Backlog

At December 31, 2004, the Company did not have any firm sales commitments for its products.

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

Competition

The Company believes its Smart Energy Matrix will offer superior performance and cost benefits over fossil fuel generators. The Company believes that, given the demands of the frequency regulation market, batteries, metal flywheel and other alternative energy technologies, such as fuel cells and ultra capacitors, will not compete with the Smart Energy Matrix. This market is being served by well-known utilities and independent service providers that use conventional generators and that have far greater resources than the Company. These utilities and independent service providers are primarily focused on the sale of energy and provide frequency regulation services as a secondary source of revenue. Companies that are currently providing frequency regulation include Allegheny Energy Supply Company, Commonwealth Chesapeake Company, Dominion Virginia Power, Ingenco Wholesale Power, NRG Power Marketing and Reliant Energy Services.

Substantially all of the high-energy, uninterrupted power supply markets that the Company's 2kWh and 6kWh Smart Energy flywheel systems compete in are dominated by battery-based products, rather than battery-free technologies. These markets are intensely competitive, with the principal bases for competition being system first cost, brand recognition, quality and reliability.

The Company's 2kWh and 6kWh Smart Energy flywheel systems provide back-up power and compete on the basis of life-cycle cost and value to the customer. Although the Company's products offer attractive performance to cost benefit when viewed on a life-cycle cost basis, customers are more focused on first cost, which makes it very difficult for the Company to effectively compete with battery based systems. The Company plans to continue to emphasize the value proposition of its products such as increased dependability, environmental benefits, and their long maintenance-free lives.

The Company believes that its high-energy flywheel systems provide significant advantages to potential customers due to the numerous problems associated with lead-acid batteries, including:

o Reliability. Batteries are not only prone to multiple problems leading to battery failure, but when they are repeatedly used at close to their maximum energy capacity their output capability can rapidly decrease, reducing the batteries' effectiveness over time. Also, the amount of energy available in battery systems may not readily be monitored and, therefore, the amount of remaining energy cannot be assured.

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

o Environmental. Batteries contain toxic materials such as lead and sulfuric acid. They are considered hazardous waste and their disposal entails rigorous environmental regulations. Facilities with spent batteries must make arrangements with hazardous waste handlers for disposal. Both the costs associated with disposal and the complexity of compliance for proper handling, permitting and regulatory requirements continue to increase and may accelerate sharply as pressure increases to curb such hazardous wastes. There are companies working to offer lead free chemical batteries such as nickel metal hydride and lithium ion, as well as alternative technologies such as super capacitors and super conductive magnetic energy storage.

Additional alternative energy products that are potentially competitive include ultra capacitors and fuel cells with integrated hydrogen generation and storage. There are other companies selling diesel generators and micro turbines that are competitors in the broadest sense, although the Company believes that in most cases, its flywheel systems will be complementary to that equipment.

There are several products that compete with the Smart Power M5 inverter system sold by companies with greater experience in the solar power conversion market. This market is intensely competitive, with the principal bases for competition being system reliability, quality, brand recognition, and price. The Company believes that its product has a competitive advantage due to its reliability, ability to continue to provide power when the grid fails, improved design and efficiency benefits.

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

The intellectual property rights of the Company's flywheel-based products are based upon a combination of SatCon Technology Corporation's flywheel technologies and patents that the Company is licensed to use, in perpetuity, and patents that the Company holds or which are pending. The Company was issued by SatCon a perpetual, exclusive, royalty-free, worldwide right and license to use SatCon's flywheel technologies and patents for stationary terrestrial flywheel applications. Those rights include eleven issued U.S. patents and eleven U.S. and foreign patent applications that expire on various dates between 2012 and 2021. This license covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of Beacon's initial public offering. The Company is not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. The Company expects to develop additional intellectual properties and trade secrets as it continues developing additional Smart Energy and Smart Power flywheel systems. The Company owns all technology improvements it has developed that are based on the technology licensed from SatCon. The Company also holds patents on its flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings and has 16 pending U.S. and foreign patent applications, and one other application being prepared for filing.

The intellectual property rights for the Company's Smart Power M5 inverter systems are based on the intellectual property assets acquired from Advanced Energy Systems, Inc., that the Company purchased in March 2003. These assets are wholly-owned by the Company and include anti-islanding software, which ensures safe grid utility interconnection and reliable transition to stand-by power when the grid fails, as well as drawings, source code, production know-how, and all associated documentation. The Company has made substantial improvements to these assets including the user interface, thermal performance, general reliability and ease of manufacture.

Government Regulation

The Company does not believe that it's Smart Energy Matrix or other flywheel products will be subject to existing federal and state regulatory commissions governing electric utilities and other regulated entities. The Company believes that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. The Company intends to encourage the standardization of industry codes to avoid having to comply with differing regulations on a state-by-state or locality-by-locality basis.

Employees

At December 31, 2004, the Company's headcount was 24 full-time employees, one part-time employee and four independent contractors, of which approximately 19 were engineers and technicians involved in research and development and three were in sales, marketing and customer service. The remaining seven people were involved in administrative tasks. None of the Company's employees are represented by a union and the Company considers its relations with employees to be satisfactory.

Item 2.  Properties

The Company's principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007. The Company's facility was designed for the assembly and test of flywheel systems and this capability continues to be available in the event that its designs gain market acceptance and the Company begins production. Currently, the facility is substantially underutilized.

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings that are considered material; however, it may from time to time be involved in legal proceedings in the ordinary course of its business.

On August 16, 2004, Ricardo and Gladys Farnes, and TLER Associates, Ltd. a Bahamas corporation ("TLER"), delivered a complaint to the Company, naming as defendants, the Company, John Doherty, Richard Lane, and unidentified individuals and corporations. The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada, where it is pending. The complaint alleges that in 2001, defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company, and (b) thereafter, posted on the internet defamatory and personal information concerning the plaintiffs. The plaintiffs do not allege any specific amount of damages, and instead assert that damages exceed $10,000. The Company has answered the complaint, denying its material allegations, and is vigorously defending. Although the outcome of this matter cannot yet be determined, management does not expect that the ultimate costs to resolve this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2004 annual meeting of shareholders on December 9, 2004. At the meeting, the Company's stockholders voted on the following two proposals, both of which were approved. The shareholder votes were cast as follows:

Proposal 1: To elect the following nominees as directors:

------------------- --------------------- -------------------
Nominee             Votes for              Votes withheld
------------------- --------------------- -------------------
Stephen P. Adik     31,910,462             110,796
------------------- --------------------- -------------------
Jack P. Smith       31,880,306             140,952
------------------- --------------------- -------------------
Kenneth M. Socha    31,508,834             512,424
------------------- --------------------- -------------------

Proposal 2: To ratify the appointment of Miller Wachman, LLP as independent accountants for the Company for the year ending December 31, 2004:

------------- ----------------- ------------------ -------------------
Votes for     Votes against     Votes abstain      Votes withheld
------------- ----------------- ------------------ -------------------
31,916,786    60,488            43,984             0
------------- ----------------- ------------------ -------------------

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the period indicated.

                                High            Low
Twelve months ended December 31, 2004
Fourth quarter                  $1.44          $0.36
Third quarter                   $0.62          $0.25
Second quarter                  $0.90          $0.27
First quarter                   $1.72          $0.71

Twelve months ended December 31, 2003
Fourth quarter                  $1.54          $0.70
Third quarter                   $1.34          $0.24
Second quarter                  $0.48          $0.16
First quarter                   $0.30          $0.16

On March 7, 2005 the last reported sale price of the Company's common stock on the NASDAQ SmallCap Market was $1.17 per share, and there were 314 holders of record of common stock. The number of record holders does not include shares held in "street name" through brokers.

The Company has never declared or paid cash dividends on shares of its common stock. The Company expects to retain any future earnings, if any, to finance the expansion of its business, and therefore does not expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the Company's board of directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Equity Compensation Plan Information. The following table gives information about equity awards under the Company's stock option plan and employee stock purchase plan, as of December 31, 2004.

------------------------------------- ------------------------- -------------------------- -------------------------
                                      Number of securities to       Weighted average
                                      be issued upon exercise       exercise price of        Number of securities
                                      of outstanding options,     outstanding options,     remaining available for
           Plan category                warrants and rights        warrants and rights         future issuance
------------------------------------- ------------------------- -------------------------- -------------------------
                                                (a)                        (b)                       (c)
------------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans approved                           -                 $        -                         -
by security holders
------------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans not                        6,217,575                 $     1.06                         -
approved by security holders
------------------------------------- ------------------------- -------------------------- -------------------------
Total                                                6,217,575                 $     1.06                         -
------------------------------------- ------------------------- -------------------------- -------------------------

For additional information concerning the Company's equity compensation plans, see discussion in footnotes 8, 9 and 10 to the Company's consolidated financial statements, Stock Options, Employee Stock Purchase Plan and Restricted Stock Units.


Recent Sales of Unregistered Securities

During 2004, the Company issued no unregistered securities.


Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2004, there were no purchases made by or on behalf of the Company or any affiliated purchaser of shares of the Company's common stock.

Item 6.  Selected Consolidated Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

The following tables present selected historical financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and for the period from May 8, 1997, the date of the Company's inception, through December 31, 2004.



                                                                                                              Period from Date
                                                                     Year ended December 31,                   of Inception
                                                ------------------------------------------------------------- (May 8, 1997) to
                                                    2004         2003         2002         2001         2000  December 31, 2004
                                                ---------    ---------    ---------    ---------    ---------    ---------
                                                                   (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues ....................................   $     325    $    --      $    --      $    --      $      50    $     876
Cost of goods sold ..........................       1,458         --           --           --           --          1,458
                                                ---------    ---------    ---------    ---------    ---------    ---------
Gross margin ................................      (1,133)        --           --           --             50         (582)

Operating expenses:
     Selling, general and administrative ....       4,196        4,936        5,637        8,940        4,631       32,255
     Research and development ...............       3,532        3,550        7,130       17,628       12,715       53,876
     Loss on sales commitments ..............        --           --           --           --             51          376
     Depreciation and amortization ..........         187          285        1,644        1,324          401        4,138
     Restructuring charges ..................        --           --          2,159         --           --          2,159
     Loss on impairment of assets ...........        --            367        4,297         --           --          4,664
                                                ---------    ---------    ---------    ---------    ---------    ---------
Total operating expenses ....................       7,915        9,138       20,867       27,892       17,798       97,468
                                                ---------    ---------    ---------    ---------    ---------    ---------
Loss from operations ........................      (9,048)      (9,138)     (20,867)     (27,892)     (17,748)     (98,050)
Interest and other income (expense), net ....       3,719          520           28        1,746          330        6,124
                                                ---------    ---------    ---------    ---------    ---------    ---------
Net loss ....................................      (5,329)      (8,618)     (20,839)     (26,146)     (17,418)     (91,926)
Preferred stock dividends ...................        --           --           --           --        (35,797)     (36,826)
Accretion of redeemable convertible preferred
stock .......................................        --           --           --           --            (64)        (113)
                                                ---------    ---------    ---------    ---------    ---------    ---------
Loss to common shareholders .................      (5,329)      (8,618)     (20,839)     (26,146)     (53,279)    (128,865)
                                                =========    =========    =========    =========    =========    =========
Net loss per share, basic and diluted .......   ($   0.12)   ($   0.20)   ($   0.49)   ($   0.61)   ($  10.77)
                                                =========    =========    =========    =========    =========
Shares used in computing net loss per share,       43,453       42,886       42,797       42,551        4,946
basic and diluted
                                                =========    =========    =========    =========    =========


                                                                   As of December 31,
                                                  2004        2003         2002         2001       2000
                                               ----------- ------------ ------------ ----------- ----------
                                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents                          $5,097       $8,909      $17,867     $34,201    $62,051
Working capital                                     4,213        8,838       16,865      32,383     58,778
Total assets                                        7,086       12,067       20,906      42,131     67,738
Total stockholders' equity                         $5,110       $9,692      $18,075     $38,981    $63,308

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with its financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Certain Factors Which May Affect Future Results " section and contained elsewhere in this Form 10-K.

Critical accounting policies and estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates the Company's estimates and assumptions including but not limited to those related to revenue recognition, asset impairments, inventory valuation, warranty reserves and other assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. Although the Company has shipped products, and recorded contract revenues, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, the Company makes an adjustment to defer revenue until they are subsequently sold by distributors to their customers.

Government Contract Revenue Recognized on the Percentage-of-Completion Method. The Company recognizes contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in "Prepaid expenses and other current assets" in the Company's balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

Inventory Valuation. The Company values its inventory at the lower of actual cost or the current estimated market value. It regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve month period and future sales forecasts. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and its reported operating results.

Patent Costs. The Company will capitalize external legal costs incurred in the defense of its patents where it believes that the future economic benefit of the patent will be increased. The Company monitors the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents.

Warranty Reserves. The Company's warranties require it to repair or replace defective products returned to it during the applicable warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Company's estimates of taxable income and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods it may need to establish an additional valuation allowance or reduce its current valuation allowance which could materially impact its tax provision.

Long-Lived  Assets.  In  accordance  with  Statement  of  Financial   Accounting
Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate the Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there was an impairment of long-lived assets and recognized an asset impairment charge of $0 in 2004, $366,788 in 2003 and restructuring and asset impairment charges of $2,159,280 and $4,297,128, respectively, in 2002.

Overview

The Company's initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunications applications. With the collapse of the telecommunications market, which began in 2001, the Company recognized that its Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues. With that recognition, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving the Company's intellectual properties and maintaining the integrity of its public company requirements while evaluating all potential product markets for the Company's technologies and considering acquisitions or mergers that could lead to increased shareholder value. The Company has:

(i) identified promising applications for its Smart Energy Matrix design in the electric utility power grid marketplace. In the first quarter of 2005 the Company was awarded development contracts by CEC and NYSERDA to demonstrate the viability of the Company's flywheel technologies for frequency regulation by grid operators. The demonstrations will be a one-tenth-power prototype of the Smart Energy Matrix;

(ii) pursued additional development and design contracts for a variety of applications by federal agencies. The Company has been successful in obtaining two small contracts and is continuing its efforts to obtain additional research and development funding; and

(iii)introduced its Smart Power M5 inverter system into the renewable energy market in December of 2003. The Company has not been able to gain market share with this product and has discontinued development of further inverter products but is continuing to offer the product for sale through its distributor network. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company's business going forward.

The Company must raise additional equity to execute its business plan. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan the Company has sufficient cash to fund operations through approximately May, 2005. The Company will need to obtain an equity investment as soon as practicable in 2005 to fund:

o    continuing as a going concern;
o    completion of the state demonstration contracts in California and New York;
o    ongoing research and development of the Smart Energy Matrix;
o    working capital requirements; and
o    developing new business.

In the event that the Company elects to begin full scale development of its Smart Energy Matrix flywheel system, the amount of equity required would increase substantially. The Company believes that there is ample market interest for its Smart Energy Matrix but will not begin full scale development until it obtains sufficient funding.

As part of the Company's new business development, it is actively evaluating possible acquisitions of enterprises or technologies that it would consider synergistic from a market, technology or product perspective. Efforts to identify opportunities and perform due diligence including legal and audit fees will continue to be a use of cash in 2005 and beyond.

From inception through December 31, 2004, the Company has incurred losses of approximately $128.9 million. The Company expects to continue to incur losses as it expands its product development, commercialization program, and expansion of its manufacturing capabilities.

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

Revenues. Although the Company has shipped commercial products and has performed development and proof of concept work on several government contracts, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises." The Company sells its Smart Power M5 inverter system in the solar renewable energy market through domestic distributors who in turn sell the Company's products to installers who then make sales to residential homeowners or commercial customers. The Company will recognize revenues on its inverter products based on the sales by its distributors to their customers. The Company has received fixed price demonstration contracts from government agencies and is pursuing similar contracts from other government agencies. The Company has determined that it will recognize revenues on the percentage of completion basis for such contracts. The Company is continuing to evaluate markets for its flywheel systems but has not recognized revenues from these products. The Company has placed development prototype flywheels with potential customers and shipped pre-production units. These flywheel products were provided to potential customers without charge or on a demonstration basis to allow the Company access to field test information and to demonstrate the application of the technologies.

Cost of Goods Sold. The Company's cost of good sold for inverters consists primarily of the cost of manufacture of its Smart Power M5 inverter system, inventory and warranty reserves and period costs relating to production over-capacity. Cost of goods sold on fixed price flywheel development contracts are being recorded on the percentage of completion basis and consist of direct labor and material, subcontracting and associated overhead costs.

In 2004, the Company established a reserve for its Smart Power M5 inventory as a result of lower than anticipated sales volumes of the Smart Power M5, Although the Company is continuing to support its inverter product, the Company does not believe that inverters will be a significant portion of the Company's business going forward and is uncertain as to when or at what price it will be able to sell its inventories. The charge to Cost of Goods Sold was approximately $1,025,000, which includes accrued purchase commitments of approximately $45,000.

Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. During 2003, the Company increased its sales and marketing efforts for its flywheel based products, to introduce its concepts for frequency regulation applications. In 2004 the Company expanded its sales and marketing effort into the renewable energy market for its Smart Power M5 inverter product. The Company continues to rely on engineering personnel to provide technical specifications and product overviews to its potential customer base. The Company expects sales and marketing expenses to continue to increase as it expands efforts to define new markets for its products. General and administrative expenses consist primarily of compensation and benefits related to the Company's corporate staff, professional fees, insurance and travel. The Company expects its selling, general and administrative expenses to increase in 2005 over 2004 due primarily to the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing and sales expenses associated with flywheel products.

Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development, and support staff, as well as materials and supplies used in the engineering design and development process. These costs are expected to increase in 2005 as compared to 2004. Although the Company does not expect to incur significant additional costs for its existing flywheel products or renewable energy products, the Company does expect to incur higher costs for design and development activities of the Smart Energy Matrix. The costs of development of the Smart Energy Matrix will be significant if the Company initiates full scale development.

Loss on Sales Commitments. The Company will establish reserves for anticipated losses on sales commitments if, based on cost estimates to complete the commitment, it is determined that a loss will be incurred. The Company did not accrue such losses during 2004 or 2003. In the second half of 2001 the Company reversed projected losses contemplated and recognized during 2000 and early 2001. The Company is most likely to recognize probable losses on sales commitments early in a product's introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. On government contracts, the Company will, on a quarterly basis, evaluate its estimated costs to complete and establish reserves when appropriate.

Restructuring and asset impairment charges. The Company did not recognize any asset impairment charges in 2004, but did record asset impairment charges during 2003. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market and therefore recorded non-cash asset impairment charges of $0.4 million in 2003, pursuant to Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company has intellectual property in the form of patents on its flywheel vacuum system, its heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on its flywheel products, and anti-islanding software, drawings, source code, and production know-how on its Smart Power M5 inverter system, and expects to obtain other patents during 2005 and beyond. These costs were being amortized during 2003 and 2004, but the Company recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004. These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues.

Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to realized gains on the sale of its available-for-sale securities and a warrant, the write-back resulting from loan payments of a reserved loan to a former officer of the Company, interest income resulting from cash on hand, accrued dividends receivable and the 7% conversion premium from the conversion of the Company's holdings of Series A Preferred Stock of Evergreen Solar, Inc., partially offset by interest expense associated with its capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing whether an alternative model will be more appropriate. The use of a different model to value options may result in a different fair value than the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company's employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, companies will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Upon adoption, this statement may have a significant impact on the Company's consolidated financial statements as it will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the Company's consolidated net income within the footnotes as is the current practice (see Note 8 of the notes of the consolidated financial statements contained herein). The amounts disclosed within the Company's footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R due to possible changes in the fair value of the Company's common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption of SFAS No. 151 is required in 2006 and the Company does not expect the adoption to have a significant impact on its results of operations or financial condition.

Results of operations.

Comparison of Year ended December 31, 2004 and 2003

                                                  Year ended December 31,
                                              2004       2003  $ Change   % Change
                                         ---------- ---------- --------- ----------
                                                       (in thousands)
Revenues ...............................   $   325    $  --     $   325        n/a
Cost of goods sold .....................     1,458       --       1,458        n/a
Gross margin ...........................    (1,133)      --      (1,133)       n/a
Selling, general and administrative ....     4,196      4,937      (741)        15%
Research and development ...............     3,532      3,550       (18)         1%
Depreciation and amortization ..........       187        285       (98)        34%
Restructuring and impairment of assets .      --          367      (367)       100%
Interest and other income (expense), net     3,719        520     3,199        615%
Net loss ...............................     5,330      8,618    (3,288)        38%

Revenue. In 2004 the Company recorded revenue from the sale of its Smart Power M5 inverter systems and related products in the amount of approximately $204,000. Revenue from flywheel related government contracts was approximately $121,000. Also in 2004, the Company provided $42,000 of engineering consulting services to third parties; these services were recorded as a reduction to research and development expense. In 2003, the Company reported no revenue. Proceeds from the sale of demonstration and test of 2kWh and 6kWh Smart Energy flywheel units as well as engineering services performed for other companies during 2003 was applied as a reduction against research and development expense. These amounts were approximately $130,000.

Cost of Goods Sold. Cost of goods sold includes the cost of materials, labor and overheads for inverter products sold in the amount of approximately $235,000 and costs incurred in performance of government contracts calculated on the percentage of completion method in the amount of approximately $170,000. The Company established a reserve for its Smart Power M5 inventory of $1,025,000 as a result of lower than anticipated sales volumes of the Smart Power M5 and uncertainty as to when or at what price it will be able to sell its inventories. In addition to this charge to Cost of Goods Sold, the Company recorded an additional reserve for future warranty expenditures relating to the Smart Power M5 inverter of approximately $28,000. There was no cost of goods sold during 2003.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses   (in thousands)
December 31, 2003 .............................   $ 4,937
Reductions:
Directors & officers insurance premium ........      (972)
Consultants ...................................      (109)
Reverse accruals ..............................      (216)
Increases:
Bonus expenses based on RSU plan ..............       364
Merit increases, headcount increase ...........        50
Benefits including health .....................        37
Legal & audit .................................       105
                                                  -------
December 31, 2004 .............................   $ 4,196

The decrease from 2003 to 2004 of approximately $741,000 was primarily the result of significantly reduced premiums for directors and officers insurance in the amount of approximately $972,000, a reduction in accrued expenses for contingencies that did not materialize of approximately $216,000, and lower spending on subcontractors and consultants in the amount of approximately $109,000 in 2004 compared to the prior year. These reductions were partially offset by increases in stock compensation expense due to the Company's restricted stock unit program of approximately $364,000, higher legal and audit fees of approximately $105,000, increases in payroll costs as a result of 2004 merit increases and changes in headcount of approximately $50,000 and benefits cost increases of approximately $37,000. The Company expects its selling, general and administrative expenses to increase in 2005 over 2004 due primarily to the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing and sales expenses associated with flywheel products.

Research and Development Expenses.

Research and development expenses               (in thousands)
December 31, 2003 .............................   $ 3,550
Reductions:
Salaries and benefits due to reduction in force      (295)
R&D materials .................................      (205)
Other reductions ..............................       (10)
Increases:
Stock compensation based on RSU plan ..........       356
Patent legal expenses .........................        89
Subcontractors ................................        47
                                                  -------
December 31, 2004 .............................   $ 3,532

The decrease from 2003 to 2004 of approximately $18,000 is primarily due to reduction in headcount during 2003 and lower purchases of research and development materials in 2004 and other reductions in 2004 of approximately $295,000, $205,000 and $10,000, respectively. This was partially offset by increases in stock compensation expenses due to the Company's restricted stock unit program, increased legal expenses relating to patents on the Company's flywheel systems, and increased use of subcontractors while developing the next-generation Smart Power M5 inverter of approximately $356,000, $89,000 and $47,000, respectively. The Company expects cost of research and development in 2005 to be somewhat higher than 2004 due to design and development activities of the Smart Energy Matrix. The costs of research and development in 2005 will be significantly higher if the Company begins full scale development of the Smart Energy Matrix.

Depreciation and Amortization. The decrease from 2003 to 2004 of approximately $98,000 is primarily attributable to the write-off of the Company's patent technologies at December 31, 2003, and continuing reductions in the depreciable base of the Company's assets caused by budgetary restrictions on capital expenditures during 2004. Depreciation in 2005 will be higher than 2004 if the Company begins full scale development of the Smart Energy Matrix.

Restructuring and asset impairment charges. The Company recognized an asset impairment charge for its flywheel patents and patents pending in 2003 of approximately $367,000. The Company did not recognize any restructuring or asset impairment charges during 2004 and does not expect to recognize any like charges in 2005.

Interest and Other Income/ (Expense), net.

Interest and Other Income (Expense), net     (in thousands)
December 31, 2003 ...........................   $   520
Reductions:
Officer loan repayments .....................      (291)
Interest from cash holdings .................      (115)
Loss on disposal of assets ..................       (25)
Increases:
Gain on sale of investment ..................     3,563
Conversion of Evergreen Preferred to common .        60
Interest expense ............................         7
                                                -------
December 31, 2004 ...........................   $ 3,719

The increase from 2003 to 2004 of approximately $3,199,000 is primarily attributable to gains from the sale of an investment in Evergreen Solar, Inc. of approximately $3,563,000, premium received on conversion of Evergreen Series A Preferred Stock to common of approximately $60,000 and lower interest expense associated with capital leases that expired during the second half of 2003 of approximately $7,000, partially offset by lower officer loan repayments in 2004 of approximately $291,000, a decrease in interest income earned due to lower cash balances in the amount of approximately $115,000 and a loss on the disposal of capital assets of approximately $25,000.

Net Loss. As a result of the changes discussed above, the net loss for 2004 was approximately $5,330,000 which compares to a net loss in 2003 of approximately $8,618,000, a decrease of $3,288,000 or 38%.


Comparison of Year ended December 31, 2003 and 2002

                                                      Year ended December 31,
                                               2003       2002   $ Change     % Change
                                         ----------- ---------- ----------     -------
                                 (in thousands)
Revenues ...............................   $   --     $   --     $   --           n/a
Selling, general and administrative ....      4,937      5,637       (700)         12%
Research and development ...............      3,550      7,130     (3,580)         50%
Depreciation and amortization ..........        285      1,644     (1,359)         83%
Restructuring and impairment of assets .        367      6,456     (6,089)         94%
Interest and other income (expense), net        520         28        492        1757%
Net loss ...............................      8,618     20,839    (12,221)         59%

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

Research and Development Expenses. The decrease from 2002 to 2003 of approximately $3,580,000 is primarily due to decreased compensation and benefit costs related to significant reductions in the number of engineering and manufacturing personnel as well as lower expenditures on development materials.

Depreciation and Amortization. The decrease from 2002 to 2003 of approximately $1,359,000 is primarily attributable to the reduction in the depreciable base of the Company's assets that resulted from the restructuring and asset impairment charges recorded in 2002.

Restructuring and Asset Impairment Charges. The Company recognized an asset impairment charge for its flywheel patents and patents pending in 2003 of approximately $367,000. In 2002, the Company recognized both restructuring and asset impairment charges of approximately $2,200,000 and $4,300,000, respectively.

Interest and Other Income/ (Expense), net. The increase from 2002 to 2003 of approximately $492,000 is primarily attributable to the reversal of a reserve for loans to officers taken in the prior year as a result of payments on those loans being received, a decrease in interest income earned due to lower cash balances, accrued dividends on the Company's investment in the Series A Preferred Stock of Evergreen Solar, Inc., and lower interest expense associated with smaller capital leases, which expired during the second half of 2003.

Net Loss. As a result of the changes discussed above, the net loss for 2004 was approximately $8,618,000 compared to $20,839,000 for 2003, a decrease of $12,221,000 or 59%.

LIQUIDITY AND CAPITAL RESOURCES

                                                 Year ended December 31,
                                          -----------------------------------
                                                2004        2003        2002
                                          ----------- ----------- -----------
                                                      (in thousands)
Cash and cash equivalents ...............   $  5,097    $  8,909    $ 17,867
Working capital .........................      4,213       8,838      16,865
Cash provided by (used in)
     Operating activities ...............     (8,165)     (7,701)    (15,541)
     Investing activities ...............      4,650      (1,291)       (466)
     Financing activities ...............       (297)         35        (327)
                                            --------    --------    --------
Net decrease in cash and cash equivalents   $ (3,812)   $ (8,957)   $(16,334)
                                            ========    ========    ========
Current ratio ...........................        3.1         4.7         7.0
                                            ========    ========    ========

The Company's cash requirements depend on many factors, including but not limited to, research and development activities, continued efforts to commercialize its products, facilities costs as well as general and administrative expenses. The Company expects to make significant expenditures to fund its operations, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures over the last two years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. The Company has continued to do preliminary design of potential products for markets under consideration for its flywheel systems and has purchased intellectual properties and incurred development costs for its products in the renewable energy market.

Net cash used in operating activities was approximately ($8,165,000) and ($7,701,000) for the twelve months ended December 31, 2004 and 2003, respectively. The primary component to the negative cash flow from operations is from net losses. For 2004, the Company had a net loss of approximately ($5,330,000). This included facility related cash payments charged against restructuring reserves of approximately ($343,000), gain on the sale of investments of approximately ($3,563,000), reductions to the asset impairment reserve for disposed fixed assets of approximately ($10,000), a reversal of a portion of the reserved note to its former CEO of approximately ($22,000) net of accrued interest reserved of $4,000, offset by employee stock compensation of approximately $701,000, compensation expense from stock options issued for consulting services of approximately $16,000, loss on the sale or disposal of fixed assets of approximately $25,000, a reduction in restricted cash related to
(i) the lease of the Company's facility $45,000 and (ii) the expiration of a vendor contract of approximately $50,000, and depreciation and amortization of approximately $187,000. Changes in operating assets and liabilities generated approximately $75,000 of cash during 2004. For 2003, the Company had a net loss of approximately ($8,618,000). This included a reversal of a portion of the reserved note to its former CEO of approximately ($323,000) net of interest reserved of approximately $15,000, facility related cash payments charged against restructuring reserves of approximately ($344,000), an increase in restricted cash from a vendor agreement of ($50,000), a reserve against the
Company's  patent  assets  of   approximately   $367,000  and  depreciation  and
amortization of approximately $285,000. Changes in operating assets and liabilities generated approximately $967,000 of cash during 2003.

Net cash generated/(used) in investing activities was approximately $4,650,000 and $(1,291,000) for 2004 and 2003, respectively. The principal source of cash during 2004 was proceeds from the sale of the Company's investment in Evergreen Solar, Inc. of approximately $4,753,000 and the sale of capital equipment of approximately $18,000, partially offset by the receipt of dividends from the Evergreen investment, paid in stock, of approximately $(90,000) and the purchase of capital equipment of approximately ($31,000). The principal uses of cash during 2003 were primarily related to an investment in Evergreen of ($1,100,000), increases in other assets totaling approximately ($236,000), purchase of capital equipment of approximately ($8,000) and the principal sources of cash were from the sale of certain impaired machinery and equipment of the Company in the amount of approximately $53,000.

Net cash generated/(used) by financing activities was approximately ($297,000) and $35,000 for 2004 and 2003, respectively. For 2004, the cash used by financing activities included prepaid financing costs related to the Company's financing activities of approximately $(328,000), offset by cash generated of approximately $27,000 related to the exercise of stock options and approximately $4,000 for shares issued under the employee stock purchase plan. For 2003, the cash used in financing activities related to repayment of capital leases of approximately ($200,000), offset by cash proceeds from the exercise of employee stock options of approximately $234,000 and the issuance of stock under the employee stock purchase plan of approximately $1,000.

The Company must raise additional equity to execute its business plan. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company has sufficient cash to fund operations through approximately May, 2005. The Company will need to obtain an equity investment as soon as practicable in 2005 to fund:

o    continuing as a going concern;
o    completion of the state demonstration contracts in California and New York;
o    ongoing research and development of the Smart Energy Matrix;
o    working capital requirements; and
o    developing new business

In the event that the Company elects to begin full scale development of its Smart Energy Matrix flywheel systems, the amount of equity required would increase substantially.

As part of the Company's new business development, it is actively evaluating possible acquisitions of enterprises or technologies that it would consider synergistic from a market, technology or product perspective. Efforts to identify opportunities and perform due diligence including legal and audit fees on acquisition possibilities will continue to be a use of cash in 2005 and beyond.

Inasmuch as the Company is not expecting to become profitable or cash flow positive until at least 2008, its ability to continue as a going concern will depend on its ability to raise additional capital. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are adverse to shareholders. The Company believes that it cannot use debt financing to meet its cash requirements.


                                    Cash Payments Due During the Year Ended December 31,
                               ----------------------------------------------------------------
Description of Commitment          2005            2006             2007          Thereafter          Total
---------------------------    -------------   -------------    -------------    --------------     -----------
Operating leases ..........         500,359         529,413          397,059                 -       1,426,831
Purchase obligations ......         252,275               -                -                 -         252,275
                               -------------   -------------    -------------    --------------     -----------
Total Commitments                   752,634         529,413          397,059                 -       1,679,106
                               =============   =============    =============    ==============     ===========

The amounts listed for operating leases represent payments for the occupancy of the Company's principal executive offices, laboratory and manufacturing facilities located in Wilmington, Massachusetts. The Company's commitment on this lease is secured by an irrevocable letter of credit in the amount of $310,011. A cash deposit secures this letter of credit. The Company also has non-cancelable purchase obligations that include firm orders with vendors for materials relating to its inverter products.

Investments

The Company may make investments in companies for strategic business reasons. Because the Company's primary motivation in making these investments may not be to realize a profit on the investment itself, but rather to expand its business prospects, these investments may lack any financial return to the Company, may result in a loss of principal and may lack liquidity.

On March 24, 2003, the Company purchased, for approximately $146,000, the inverter electronics technologies of Advanced Energy Systems, Inc. to strengthen its entry into the renewable energy market.

On May 15, 2003, the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. The Company's investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing, except that the Company was permitted to purchase a three-year warrant for $100,000 exercisable for 2,400,000 shares of Evergreen's common stock. Evergreen's financing was a private placement of $29,475,000 of Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. During 2004, the Company sold its Evergreen Solar, Inc. investment for approximately $4,753,000. Messrs. Deutch and Socha disclosed their possible conflict relating to these transactions and abstained from voting on the purchase or sale of Evergreen's securities. In addition, Mr. Deutch has not taken part in any discussions concerning the purchase or sale of the Evergreen investment. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

Investments such as those made in Evergreen and the acquisition of the intellectual properties of Advanced Energy Systems may accelerate the Company's need to raise capital. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are extremely dilutive to shareholders.

Inflation

The Company's operations have not been materially affected by inflation.

Certain Factors Which May Affect Future Results

THE COMPANY HAS A HISTORY OF LOSSES AND ANTICIPATES FUTURE LOSSES.

As shown in the consolidated financial statements, the Company incurred significant losses from operations of $5,330,000, $8,618,000, and $20,839,000 and cash decreases of $3,812,000, $8,957,000, and $16,379,000, during the years ended December 31, 2004, 2003, and 2002, respectively. The Company has incurred net losses in each year since its inception in 1997. The Company is unsure if or when it will become profitable. The size of its net losses will depend, in part, on the growth rate of its revenues and the level of its expenses.

The Company expects future revenues to come from services related to its Smart Energy Matrix, for which it has no revenues to date. The timing of future revenues, if any, is uncertain.

The Company expects that it will be several years, if ever, before it will recognize significant revenues from the products it intends to offer and the services it intends to provide. A large portion of its expenses are fixed, including expenses related to facilities, equipment and personnel. In addition, the Company expects to spend significant amounts to fund product development based on its core technologies. The Company also expects to incur substantial expenses to manufacture its Smart Energy Matrix product in the future. As a result, operating expenses may increase significantly over the next several years and, consequently, it may need to generate significant additional revenue to achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a consistent basis.

THE COMPANY WILL HAVE LIMITED REVENUES IN THE NEAR TERM. UNLESS IT RAISES ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN, AS ITS CASH BALANCES ARE SUFFICIENT TO FUND OPERATIONS ONLY THROUGH APPROXIMATELY MAY 2005.

The Company intends to focus on further development of the Smart Energy Matrix to provide frequency regulation services and this product will not be available for revenues in the near-term. For the foreseeable future, the Company will have limited revenues, if any, since the Company has not generated any revenue from the Smart Energy Matrix. The Company has incurred significant losses from operations since its inception. The Company had approximately $5,097,000 of cash and cash equivalents on hand at December 31, 2004, which the Company believes will be sufficient to meet its working capital and capital expenditure needs only through May 2005.

Thereafter, the Company will require substantial funds to conduct research and development activities, market its products and services, and increase its sales. The Company anticipates that such funds will be obtained from external sources and intends to seek additional equity or debt to fund future operations. However, the Company's actual capital requirements will depend on many factors. If the Company experiences unanticipated cash requirements, it may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may, for example, cause dilution to common stockholders, and/or have liquidation preferences and/or pre-emptive rights. If the Company does not succeed in raising additional funds on acceptable terms, it may be unable to complete planned development for its products and services. In addition, the Company could be forced to take unattractive steps, such as discontinuing product development, limiting the services it can offer, reducing or foregoing sales and marketing efforts and attractive business opportunities, or discontinuing operations entirely.

Miller Wachman, LLP, the Company's independent auditors, have included an explanatory paragraph related to a going concern uncertainty in their audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2004, which states that "the Company's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern."

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

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN MAY NEGATIVELY IMPACT THE COMPANY'S ABILITY TO OBTAIN CUSTOMERS.

The uncertainty of the Company's ability to continue as a going concern may negatively impact the Company's ability to successfully attract customers for its products. Even if customers find the Company's products attractive from a performance and price analysis, the warranty and support activities that the Company's long-life products feature may prevent customers from making purchases in sufficient quantities for the Company to be able to function as a going concern.

THE COMPANY'S STOCK MAY BE REMOVED FROM THE SMALLCAP MARKET SYSTEM OF NASDAQ.

Their can be no assurance that the Company will continue to meet Nasdaq's SmallCap listing requirements in the future and therefore would no longer be eligible for quotation on the Nasdaq SmallCap Market. Should the Company's stock lose its eligibility to be quoted on the SmallCap Market, it will seek to have its stock quoted on the OTCBB. While the Company knows of no reason that its stock will not be accepted for quotation on OTCBB, it cannot guarantee that acceptance. If the Company's stock is not accepted for listing on the OTCBB, it will be listed on the pink sheets.

THE COMPANY IS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY, AND IS DEPLOYING UNPROVEN TECHNOLOGIES. IT MAY NEVER BE ABLE TO DEVELOP ANY OF ITS PRODUCTS OR SERVICES.

The Company has no history of being able to complete development of designs into economically competitive commercially viable products. Examples of the Company's challenges in developing its technologies into commercial products are the following:

o    it may take longer than anticipated to develop these services and products;
o as there is a cost associated with the development of these technically challenging products, the economic return may not be adequate to pay for these costs;
o it must reduce manufacturing costs for its products to increase the Company's chances of achieving profitability;
o it must use design, quality control and careful management of its suppliers to ensure that warranty expenses are kept to a minimum; and
o it will not be able to develop its services and products if it cannot raise the necessary financing.

There can be no assurance that the Company will be successful to allow it to offer its products at prices that will be considered competitive by its potential customers which may prevent widespread market acceptance of its products or services and thereby not generate sufficient margins to cover its cost of operations.

THE COMPANY MAY FAIL TO DEVELOP ITS 25KWH GENERATION FLYWHEEL SYSTEM WHICH IS A CRITICAL REQUIREMENT FOR THE DEVELOPMENT OF THE SMART ENERGY MATRIX.

Although the Company has successfully developed two high energy systems (the 2kWH and 6kWH) that had similar technical challenges, there can be no assurance that the Company will be able to successfully develop the 25kWH system. The successful development of the Company's new 25kWh flywheel system, which is the flywheel system that will be used in the Smart Energy Matrix, involves significant technological and cost challenges, including:

o it may take longer to develop the software and key hardware components such as the rim, motor, and bearing system;
o the Company is relying on single-source suppliers to supply key components to meet the Company's engineering requirements, cost objectives and development and production schedules. Specifically:
     o the composite rim, which has four times more volume than the rim in the 6kWh flywheel product;
     o a high speed, vacuum friendly, permanent magnet, high power motor with overall dimensions that will not adversely affect rotor dynamics; and
     o an active magnetic bearing system that supports the rotor over the entire speed range.
o    the Company's ability to develop cost effective designs on schedule for:
     o    rotor-cooling scheme to abate overheating during operation.
     o cost effective balance procedure to ensure acceptable vibration levels at all speeds.
     o touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake.
o    the ability to ramp up and maintain production rates.
o    the cost of developing key components that have significant technical risk.
o    the quality and cost control from key suppliers.
o the manufacturing costs for the flywheel's rotor assembly (shaft, hub, and rim), bearing system, and related control electronics must be cost reduced to increase the Company's chance of profitability.

There can be no assurance that the Company will be successful. If the Company is not successful it will not be able to develop its Smart Energy Matrix.

THE COMPANY MAY FAIL TO DEVELOP THE SMART ENERGY MATRIX.

The Company's Smart Energy Matrix will integrate up to ten 25kWh flywheels into a common 40 foot shipping container. This effort will pose significant technological and cost challenges. Major risks include:

o locating a suitable supplier to modify the structure of a standard ocean shipping container to the Company's engineering requirements;
o locating contract manufacturing capability to install the flywheels, control electronics, and ancillary equipment, then perform final test and deliver completed Smart Energy Matrix to the end user;
o containing the cost of modifying the ocean container and assembly and test of components;
o    resolving flywheel vibration transference from one flywheel to another;
o transporting the Smart Energy Matrix safely over the open road to customer locations;
o    meeting the technical requirements for interconnection to the utility grid;
o developing a communication and control system adequate to meet the performance standards of the grid managers;
o    ensuring consistent quality from key suppliers;
o designing flywheel accessibility in the Smart Energy Matrix for repair and cost of field service; and
o    reducing the cost of transportation to customer site.

ALTHOUGH THE MARKET FOR FREQUENCY REGULATION SERVICES IS LARGE AND GROWING THE COMPANY HAS NOT DEMONSTRATED ITS ABILITY TO SELL INTO THAT MARKET.

The Company believes that the use of its Smart Energy Matrix will be successful in the frequency regulation market. However, this market is being served by well-known utilities and independent service providers that use conventional generators and that have far greater resources than the Company. These utilities and independent service providers are primarily focused on the sale of energy and provide frequency regulation services as a secondary source of revenue. Companies that are currently providing frequency regulation include Allegheny Energy Supply Company, Commonwealth Chesapeake Company, Dominion Virginia Power, Ingenco Wholesale Power, NRG Power Marketing and Reliant Energy Services.

Although the Company believes that the products and services it plans to provide by using its products offer greater effectiveness than generators and could produce positive investment returns for the Company and perhaps other independent service providers, there can be no assurance that the Company will be able to establish its products or services in that market. To date, the Company has not completed any services or product sales of the Smart Energy Matrix.

THERE MAY BE ONLY A MODEST NUMBER OF POTENTIAL CUSTOMERS FOR THE COMPANY'S PRODUCTS AND SERVICES.

There may only be a limited number of potential customers for the Company's products and services, in which case the Company will be subject to the risk that the loss of, or reduced purchases by, any single customer could adversely affect its business.

THE COMPANY MAY NOT BE ABLE TO REDUCE ITS PRODUCT AND SERVICE COST ENOUGH TO MAKE ITS PRICES COMPETITIVE AND MAY NOT BE ABLE TO REALIZE NEEDED VOLUMES WITH SUFFICIENT MARGINS TO COVER ITS COSTS OF OPERATIONS.

There can be no assurance that the Company will be successful in lowering its production costs through improved product designs or volume discounts to allow it to offer its products at prices that will be considered competitive by its potential customers. If the Company is not able to offer its products or services at competitive prices this may prevent widespread market acceptance of its products or services and thereby not generate sufficient margins to cover its cost of operations.

THE COMPANY'S STOCKHOLDERS MAY BE ADVERSELY AFFECTED IF THE COMPANY ISSUES ADDITIONAL EQUITY SECURITIES TO OBTAIN FINANCING.

If the Company raises additional funds by issuing additional equity securities, existing stockholders may be adversely affected because new investors may have superior rights than current shareholders and current shareholders may be diluted.

IF THE COMPANY IS UNABLE TO INCREASE ITS SALES OF INVERTER PRODUCTS, IT MAY NOT RECOVER THE CAPITAL THAT IT HAS INVESTED IN DEVELOPING THESE PRODUCTS.

The Company has invested considerable capital in the development of its inverter products, including the Smart Power M5. To date, the Company has generated limited revenue based on low volume sales of these products. If the Company is unable to increase sales of its inverter products in the near future, it may be forced to abandon these products, and may consequently not be able to recover the full amount of capital it has invested in developing inverter products.

THE COMPANY HAS LIMITED EXPERIENCE MANUFACTURING FLYWHEEL ENERGY STORAGE SYSTEMS ON A COMMERCIAL BASIS. IN THE EVENT OF SIGNIFICANT SALES, THE COMPANY WILL NEED TO DEVELOP OR OBTAIN MANUFACTURING CAPACITY FOR ITS PRODUCTS.

Should the Company experience significant customer demand for its products or services, it will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. The Company may need to establish additional manufacturing facilities, expand its current facilities or expand third-party manufacturing. The Company has limited experience in the manufacture of flywheel or inverter systems and there can be no assurance that it will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand or at all. The Company has taken actions to conserve cash including idling its manufacturing capabilities through headcount reduction, delaying the development of its manufacturing process documentation and halting capital build-out. The Company will not achieve profitability if it cannot develop or obtain efficient, low-cost manufacturing capabilities and processes, and locate suppliers that will enable the Company to meet the quality, price, engineering, design and production standards or volumes required to meet its product commercialization schedule, if any, or to satisfy the requirements of its customers or the market generally.

IT IS DIFFICULT TO EVALUATE THE COMPANY AND TO PREDICT ITS FUTURE PERFORMANCE BECAUSE OF ITS SHORT OPERATING HISTORY AND THE FACT THAT IT IS A DEVELOPMENT STAGE COMPANY.

The Company is a development stage entity and has a limited operating history. Unless the Company can achieve significant market acceptance of its current or future products at volumes and with margins that allow it to cover its costs of operations, the Company may never advance beyond the start-up phase.

See "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BECAUSE THE COMPANY DEPENDS ON THIRD-PARTY SUPPLIERS FOR THE DEVELOPMENT AND SUPPLY OF KEY COMPONENTS FOR ITS PRODUCTS, IT COULD EXPERIENCE DISRUPTIONS IN SUPPLY THAT COULD DELAY OR DECREASE ITS REVENUES.

The Company's business, prospects, results of operations, or financial condition could be harmed if it is unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, the Company relies on third-party suppliers for several key components of its systems. The Company does not have contracts with all of these suppliers. If these suppliers should fail to timely deliver components that meet the Company's quality, quantity, or cost standards, then the Company could experience production delays or cost increases. Because certain key components are complex and difficult to manufacture and require long lead times, the Company may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, the Company could experience shortages in supply or be unable to be cost competitive in the markets it is pursuing.

THE COMPANY'S FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED BY ITS NEED TO HIRE AND RETAIN KEY SALES PERSONNEL.

Because the Company's future success depends to a large degree on the success of its sales organization, the Company's ability to meet its business plan will depend significantly on whether it can attract and retain sales personnel. Competition for skilled sales people is intense and the Company may not be successful in attracting and retaining the sales talent necessary to develop markets and achieve sufficient sales volume to operate profitably.

THE COMPANY'S FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO RETAIN KEY EXECUTIVE OFFICERS.

Because the Company's future success depends to a large degree on the management provided by the executive officers, the Company's competitiveness will depend significantly on whether it can retain members of its executive team. The Company has employment agreements with Messrs. Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Lazarewicz, Vice President and Chief Technical Officer. The employment agreement between the Company and Mr. Capp, CEO and President, expired on December 31, 2004. Negotiations between Mr. Capp and the Company are ongoing. There can be no assurance that an agreement will be reached with Mr. Capp.

The Company's ability to effectively implement its business plan depends, to a significant extent, on its ability to retain its executive officers. There can be no assurance that the Company will be successful in retaining its other executive officers.

If the Company cannot reach agreement with Mr. Capp and he elects to leave the Company, pursuant to the terms of the expired employment agreement, if he ceases to be an employee following December 31, 2004, the Company is obligated to pay him a monthly amount until December 31, 2005, equal to the sum of one-twelfth of his base salary at the time of expiration plus one-twelfth of his bonus for the most recent fiscal year. No monthly payment is required after December 31, 2005. If the at-will employment continues after December 31, 2005 but then terminates, no such monthly amount will be paid. As of December 31, 2004, Mr. Capp's base salary was $240,000 annually. Based on the closing bid price of the Company's common stock as of December 31, 2004 as reported on The NASDAQ SmallCap Market, Mr. Capp received a bonus in the amount of $236,800, paid in the form of a grant of 251,391 restricted stock units, pursuant to the Company's Second Amended and Restated 1998 Stock Incentive Plan.

THE COMPANY'S FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED BY ITS NEED TO RETAIN AND ATTRACT TECHNICAL PERSONNEL.

The Company's future success depends to a large degree on the technical skills of its engineering staff and its ability to attract technical personnel. Competition for skilled technical professionals is intense and the Company may not be successful in attracting and retaining the talent necessary to design, develop and manufacture its flywheel products.

FAILURE TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY COULD IMPAIR ITS COMPETITIVE POSITION.

The Company cannot provide assurance that it has or will be able to maintain a significant proprietary position on the basic technologies used in its flywheel systems. The Company's ability to compete effectively against alternative technologies will be affected by its ability to protect proprietary technology, systems designs and manufacturing processes. The Company does not know whether any of its pending or future patent applications under which it has rights will issue, or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect the Company's technology or processes from competitors. Even if all the Company's patent applications are issued and are sufficiently broad, they may be challenged or invalidated. The Company could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in the Company's business. The Company does not know whether it has been or will be completely successful in safeguarding and maintaining its proprietary rights.

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

The Company relies, in part, on contractual provisions to protect trade secrets and proprietary knowledge. These agreements may be breached, and the Company may not have adequate remedies for any breach. The Company's trade secrets may also be known without breach of such agreements or may be independently developed by competitors or others. The Company's inability to maintain the proprietary nature of its technology and processes could allow competitors or others to limit or eliminate any competitive advantages the Company may have.

THE SHARE PRICES OF COMPANIES IN THE COMPANY'S SECTOR HAVE BEEN HIGHLY VOLATILE AND THE COMPANY'S SHARE PRICE COULD BE SUBJECT TO EXTREME PRICE FLUCTUATIONS.

The markets for equity securities of high technology companies, including companies in the power reliability and power quality markets, have been highly volatile recently and the market price of the Company's common stock has been, and may continue to be, subject to significant fluctuations. This could be in response to operating results, announcements of technological innovations or new products by the Company, or its competitors, patent or proprietary rights developments, energy blackouts and market conditions for high technology stocks in general. In addition, stock markets in recent years have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's common stock, which could affect its ability to attract additional capital to fund operations.

THERE MAY BE OTHER TECHNOLOGIES UNDER DEVELOPMENT THAT COULD PREVENT THE COMPANY FROM ACHIEVING OR SUSTAINING ITS ABILITY TO SELL PRODUCTS OR TO DO SO AT PRICES THAT WILL YIELD PROFITS.

There are a number of technology companies in various stages of development, there may be emerging technologies that the Company is unaware of and there may be combinations of technologies in the future. The Company cannot give assurance that some or all of its target markets and pricing plans will not be displaced by these emerging technologies.

THE COMPANY MAY INVEST CASH IN OTHER COMPANIES IN ITS SECTOR TO INCREASE SHAREHOLDER VALUE THROUGH STRATEGIC ALLIANCES OR RETURN ON INVESTMENT WHICH DO NOT CREATE GAINS AND THEREFORE REDUCE SHAREHOLDER VALUE.

Given the Company's financial position, its ability to make cash investments in other companies is very limited at this time. However, in the future, the Company may make cash investments in other companies in its sector to gain strategic alliances, channels to market or appreciation in stock value. These investments may not increase shareholder value. Given the volatility of share prices for companies in this sector, general economic conditions and market fluctuations in general, the market price of investments may decrease and reduce shareholder value.

THE COMPANY MAY MAKE ACQUISITIONS OR MERGERS THAT DO NOT PRODUCE REVENUES AND CASH FLOW AS EXPECTED AND MAY THEREFORE FURTHER THE COMPANY'S NEED FOR ADDITION CASH TO SUSTAIN ITS OPERATIONS.

The Company may identify acquisitions or mergers that it believes will provide revenues and cash flow. There can be no assurance that these acquisitions or mergers will be completed and if completed be successful.

THE COMPANY MAY MAKE ACQUISITIONS OR MERGERS THAT REDUCE THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL CAPITAL TO SUSTAIN THE COMBINED OPERATIONS.

The Company may make acquisitions or mergers that it believes will provide improved ability to obtain additional capital to sustain the combined operations. There can be no assurance that these acquisitions or mergers will be perceived as positive by investors and therefore investments necessary to sustain operations may not be realized.

THE COMPANY HAS LIMITED EXPERIENCE IN ACQUISITIONS AND MERGERS AND MAY NOT BE SUCCESSFUL IN IDENTIFYING APPROPRIATE ACQUISITIONS OR MERGERS OR BE UNSUCCESSFUL IN INTEGRATING THESE ENTITIES.

The  Company  and  its  management   have  limited   experience  in  evaluating,
integrating and coordinating the acquisition or merger of companies and therefore may not be successful in this effort.

ANY WEAKNESSES IDENTIFIED IN THE COMPANY'S INTERNAL CONTROLS AS PART OF THE EVALUATION BEING UNDERTAKEN BY THE COMPANY AND ITS INDEPENDENT PUBLIC ACCOUNTANT PURSUANT TO SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, the independent accountants must report on management's evaluation. The Company is in the process of documenting and testing its system of internal control over financial reporting to provide the basis for its report. At this time, the Company is aware that its financial reporting information systems and point-of-sale information systems require a significant level of manual controls to ensure the accurate reporting of its results of operations and financial position. Upon the completion of its review, certain deficiencies may be discovered that will require remediation. This remediation may require the implementation of certain information systems operating protocols and/or additional manual controls, the costs of which could have a material adverse effect on the Company's business, financial condition and results of operations. Due to the ongoing evaluation and testing of The Company's internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase its accounting, legal and other costs and divert management resources from core business operations.

ONGOING COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 MAY REQUIRE ADDITIONAL PERSONNEL OR SYSTEMS CHANGES.

The Company's business plan may not have sufficient resources identified to insure ongoing compliance with the Sarbanes-Oxley Act of 2002. Given the limited size of the Company and its cash position the Company may not have sufficient resources to satisfy the segregation of duties required for compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 or to be compliant the Company may need to obtain additional funding and cash flow positive timing may need to be extended.

GOVERNMENT REGULATION MAY IMPAIR THE COMPANY'S ABILITY TO MARKET ITS PRODUCTS.

Government regulation of the Company's products, whether at the federal, state or local level, including any change in regulations, on tariffs, product buy downs or tax rebates relating to purchase and installation of its products, may increase the cost and price of its systems, and may have a negative impact on the Company's revenue and profitability. The Company cannot provide assurance that its products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. The Company expects that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety and related matters. The Company does not know the extent to which any existing or new regulations may impact its ability to distribute, install and service its products. Once the Company's products reach the commercialization stage, federal, state or local government entities may seek to impose regulations.

TERRORIST ATTACKS HAVE CONTRIBUTED TO ECONOMIC INSTABILITY IN THE UNITED STATES; CONTINUED TERRORIST ATTACKS, WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND DEPRESS THE COMPANY'S STOCK PRICE.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as The Company. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on the Company's business, financial condition and operating results.

PRODUCT LIABILITY CLAIMS AGAINST THE COMPANY COULD RESULT IN SUBSTANTIAL EXPENSES AND NEGATIVE PUBLICITY THAT COULD IMPAIR SUCCESSFUL MARKETING OF PRODUCTS.

The Company's business exposes it to potential product liability claims that are inherent in the manufacture, marketing and sale of electro-mechanical products, and as such, the Company may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. The Company cannot provide assurance that its product liability insurance will provide sufficient coverage in the event of a claim. Also, the Company cannot predict whether it will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect its business, financial condition or the price of its common stock. In addition, negative publicity in connection with the faulty design or manufacture of the Company's products would adversely affect its ability to market and sell its products.

SAFETY FAILURES BY THE COMPANY'S FLYWHEEL PRODUCTS OR THOSE OF ITS COMPETITORS COULD REDUCE MARKET DEMAND OR ACCEPTANCE FOR FLYWHEEL SERVICES OR PRODUCTS IN GENERAL.

A serious accident involving either the Company's flywheels or competitors' similar products could be a significant deterrent to market acceptance and adversely affect the Company's financial performance. There is the possibility of accident with any form of energy storage. In particular, if a metal flywheel fails and the stored energy is released, the flywheel could break apart into fragments that could be ejected at a high rate of speed. However, the Company's flywheels are based on a composite design so that in the event of a failure, its flywheel will fail in a more benign manner.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, could expose the Company to interest rate risk. At December 31, 2004, the Company had approximately $60,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2004, the Company had approximately $5,037,000 of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $5,000, which the Company does not believe is material.

Item 8.  Financial Statements and Supplementary Data

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements

                                                                           Page

Report of Independent Registered Public Accounting Firm ...................  35

Report of Independent Registered Public Accounting Firm ...................  36

Consolidated Balance Sheets at December 31, 2004 and 2003 .................  37

Consolidated Statements of Operations for the years ended December 31,
  2004, 2003 and 2002 and for the period May 8, 1997 (date of inception) to December 31, 2004 .........................................  38

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2004, 2003 and 2002 and for the period
  May 8, 1997 (date of inception) to December 31, 2004 ....................  39

Consolidated Statements of Cash Flows for the years ended December 31,
  2004, 2003 and 2002 and for the period May 8, 1997 (date of inception) to December 31, 2004 .........................................  43

Notes to Consolidated Financial Statements ................................  45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Beacon Power Corporation:

We have audited the accompanying consolidated balance sheet of Beacon Power Corporation and Subsidiaries (the "Company") (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the cumulative statements of operation, stockholders' equity and cash flows from May 8, 1997 (date of inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the Company's financial statements before 2004. Those statements were audited by other auditors whose report has been furnished to us and, our opinion, insofar as it relates to the cumulative amounts included from May 8, 1997 (the date of inception), through December 31, 2003 is based solely on the report of other auditors.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Miller Wachman LLP

Boston, Massachusetts
February 18, 2005

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Beacon Power Corporation:

We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and subsidiary (the "Company") (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2003 and for the period from May 8, 1997 (date of inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 and the period from May 8, 1997 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15, the accompanying 2003 and 2002 financial statements have been restated.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 25, 2004
(May 12, 2004 as to Note 15)


                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                          December 31,
                                                                       2004             2003
                                                               -------------    -------------
Assets
Current assets:
     Cash and cash equivalents .............................   $   5,097,188    $   8,909,261
     Accounts receivable, trade ............................          52,105          128,133
     Inventory .............................................         222,593          238,684
     Prepaid expenses and other current assets .............         817,396          773,226
     Investments in available-for-sale securities ..........            --          1,163,758
                                                               -------------    -------------
         Total current assets ..............................       6,189,282       11,213,062

Property and equipment, net ................................         258,647          357,180
Restricted cash ............................................         310,011          405,232
Other assets and deferred financing costs ..................         327,646           91,325
                                                               -------------    -------------

Total assets ...............................................   $   7,085,586    $  12,066,799
                                                               =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ......................................   $     389,189    $     148,075
     Accrued compensation and benefits .....................         130,609          156,000
     Other accrued expenses ................................         393,569          664,527
     Restructuring reserve .................................       1,062,644        1,406,191
                                                               -------------    -------------
         Total current liabilities .........................       1,976,011        2,374,793
                                                               -------------    -------------

Commitments and contingent liabilities (Note 4)

Stockholders' equity:
     Preferred Stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued or outstanding ...........            --               --
     Common stock, $.01 par value; 110,000,000 shares
     authorized; 43,788,810 and 43,107,526 shares issued and
     outstanding at December 31, 2004 and 2003, respectively         437,888          431,075
     Deferred stock compensation ...........................        (707,167)        (832,639)
     Additional paid-in-capital ............................     134,411,911      133,796,667
     Deficit accumulated during the development stage ......    (128,933,397)    (123,603,437)
     Treasury stock, 132,000 shares, at cost ...............         (99,660)         (99,660)
                                                               -------------    -------------
         Total stockholders' equity ........................       5,109,575        9,692,006
                                                               -------------    -------------

Total liabilities and stockholders' equity .................   $   7,085,586    $  12,066,799
                                                               =============    =============

         See notes to consolidated financial statements.


                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                                                                               Cumulative from
                                                                                                  May 8, 1997
                                                                                              (date of inception)
                                                                                              through December 31,
                                                    2004             2003             2002           2004
                                             -------------    -------------    -------------    -------------
Revenue ..................................   $     324,694    $        --      $        --      $     875,878
Cost of goods sold .......................       1,457,869             --               --          1,457,869
                                             -------------    -------------    -------------    -------------
Gross profit .............................      (1,133,175)            --               --           (581,991)
                                             -------------    -------------    -------------    -------------

Operating expenses:
     Selling, general and administrative .       4,196,371        4,936,575        5,636,903       32,255,974
     Research and development ............       3,532,059        3,549,592        7,129,880       53,875,545
     Loss on sales commitments ...........            --               --               --            375,974
     Depreciation and amortization .......         187,230          284,733        1,644,230        4,137,966
     Restructuring charges ...............            --            366,788        2,159,280        2,159,280
     Loss on impairment of assets ........            --               --          4,297,128        4,663,916
                                             -------------    -------------    -------------    -------------
           Total operating expenses ......       7,915,660        9,137,688       20,867,421       97,468,655
                                             -------------    -------------    -------------    -------------
Loss from operations .....................      (9,048,835)      (9,137,688)     (20,867,421)     (98,050,646)
                                             -------------    -------------    -------------    -------------

Other income:
Interest income ..........................         102,908          217,964          504,034        3,882,875
Interest expense .........................            --             (6,713)         (41,932)      (1,093,703)
Gain on sale of investment ...............       3,562,582             --               --          3,562,582
Other income (expense) ...................          53,385          308,424         (433,933)        (228,311)
                                             -------------    -------------    -------------    -------------
     Total other income (expense), net ...       3,718,875          519,675           28,169        6,123,443
                                             -------------    -------------    -------------    -------------
Net loss .................................      (5,329,960)      (8,618,013)     (20,839,252)     (91,927,203)

Preferred stock dividends ................            --               --               --        (36,825,680)
Accretion of convertible preferred stock .            --               --               --           (113,014)
                                             -------------    -------------    -------------    -------------
Loss to common shareholders ..............   $  (5,329,960)   $  (8,618,013)   $ (20,839,252)   $(128,865,897)
                                             =============    =============    =============    =============

Loss per share, basic and diluted ........   $       (0.12)   $       (0.20)   $       (0.49)
                                             =============    =============    =============
Weighted-average common shares outstanding      43,452,727       42,885,675       42,797,072
                                             =============    =============    =============

              See notes to consolidated financial statements.



                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity

                                                  Class A                Class C                                   Deferred
                                              Preferred Stock        Preferred Stock          Common Stock        Consulting
                                            Shares       Amount    Shares     Amount      Shares       Amount       Expense
                                          ------------ ----------- -------- ----------- ------------ ----------- --------------

BALANCE AT MAY 8, 1997 (DATE OF
INCEPTION) ............................             -      $    -        -      $    -            -      $    -        $     -


Issuance of Founder's Shares ..........             -           -        -           -    6,750,000      67,500              -

Issuance of Class A preferred stock ...     1,390,000   5,662,500        -           -            -           -      (275,000)
Recapitalization ......................     3,373,313      67,466        -           -  (6,746,626)    (67,466)              -
Rounding for fractional shares ........             -           -        -           -          (2)           -              -
Issuance of Class C preferred and
common stock ..........................             -           -        6      29,866       13,476         134              -
Deferred Consulting ...................             -           -        -           -            -           -        773,284
Series A Issuance for Consulting ......             -           -        -           -      134,464       1,345      (498,284)
Repayment of subscription receivable ..             -           -        -           -            -           -              -
Issuance of Series A preferred stock
for services and interest on loans ....         4,594      11,485        -           -            -           -              -
Dividend on preferred stock ...........             -           -        -           -            -           -              -
Accretion of redeemable preferred stock
to redemption value ...................             -           -        -           -            -           -              -
Deferred Stock Compensation ...........             -           -        -           -            -           -              -
Issuance of stock options for
consulting services ...................             -           -        -           -            -           -              -
Issuance of Stock Options to settle
lawsuit ...............................             -           -        -           -            -           -              -
Amortization of Deferred Stock
Compensation ..........................             -           -        -           -            -           -              -
Issuance of warrants ..................             -           -        -           -            -           -              -
Proceeds from stock offering, net of
related expenses ......................             -           -        -           -    9,200,000      92,000              -
Conversion of Series A preferred stock    (4,767,907)  (5,741,451)       -           -    9,535,814      95,358              -
Conversion of Series C preferred stock              -           -      (6)    (29,866)           12           -              -
Conversion of convertible preferred
stock .................................             -           -        -           -   19,823,704     198,237              -
Payment of accrued dividend ...........             -           -        -           -      859,330       8,593              -
Cashless Warrant exercise .............             -           -        -           -    1,982,876      19,829              -
Exercise of Stock Options .............             -           -        -           -    1,162,852      11,629              -
Shares issued through ESPP ............             -           -        -           -       54,956         550              -
Option extension for CEO ..............             -           -        -           -            -           -              -
Option extension for severed employees              -           -        -           -            -           -              -
Net loss ..............................             -           -        -           -            -           -              -
                                          ------------ ----------- -------- ----------- ------------ ----------- --------------
Balance, December 31, 2001 ............             -      $    -        -      $    -   42,770,856   $ 427,709        $     -

Deferred Stock Compensation revaluation             -           -        -           -            -           -              -
Amortization of Deferred Stock
Compensation ..........................             -           -        -           -            -           -              -
Shares issued through ESPP ............             -           -        -           -       42,041         420              -
Purchase of Treasury Stock ............             -           -        -           -            -           -              -
Net loss ..............................             -           -        -           -            -           -              -
                                          ------------ ----------- -------- ----------- ------------ ----------- --------------
Balance, December 31, 2002 ............             -      $    -        -      $    -   42,812,897   $ 428,129        $     -

Deferred Stock Compensation revaluation             -           -        -           -            -           -              -
Issuance of restricted stock units for
bonus .................................             -           -        -           -            -           -              -
Shares issued through ESPP ............             -           -        -           -        5,494          54              -
Exercise of Stock Options .............             -           -        -           -      289,135       2,892              -
Net loss ..............................             -           -        -           -            -           -              -
                                          ------------ ----------- -------- ----------- ------------ ----------- --------------
Balance, December 31, 2003 ............             -      $    -        -      $    -   43,107,526   $ 431,075        $     -

Deferred Stock Compensation revaluation             -           -        -           -            -           -              -
Issuance of restricted stock units for
bonus .................................             -           -        -           -            -           -              -
Amortize deferred stock compensation ..             -           -        -           -      643,160       6,431              -
Shares issued through ESPP ............             -           -        -           -        8,124          82              -
Issuance of non-employee stock options              -           -        -           -            -           -              -
Exercise of Stock Options .............             -           -        -           -       30,000         300              -
Net loss ..............................             -           -        -           -            -           -              -
                                          ------------ ----------- -------- ----------- ------------ ----------- --------------
Balance, December 31, 2004 ............             -      $    -        -      $    -   43,788,810   $ 437,888        $     -
                                          ============ =========== ======== =========== ============ =========== ==============


                                              Deferred       Additional         Stock
                                               Stock           Paid-in     Subscription        Retained        Treasury Stock
                                            Compensation       Capital       Receivable        Deficit       Shares     Amount
                                          ----------------- -------------- ---------------- --------------- --------- -----------

BALANCE AT MAY 8, 1997 (DATE OF
INCEPTION)                                       $       -       $      -         $      -        $      -         -       $   -

Issuance of Founder's Shares ..........                  -              -                -        (67,500)         -           -
Issuance of Class A preferred stock ...                  -              -      (5,000,000)               -         -           -
Recapitalization ......................                  -              -                -               -         -           -
Rounding for fractional shares ........                  -              -                -               -         -           -
Issuance of Class C preferred and
common stock ..........................                  -              -                -               -         -           -
Deferred Consulting ...................                  -              -                -               -         -           -
Series A Issuance for Consulting ......                  -        496,939                -               -         -           -
Repayment of subscription receivable ..                  -              -        5,000,000               -         -           -
Issuance of Series A preferred stock
 for services and interest on loans ...                  -              -                -               -         -           -
Dividend on preferred stock ...........                  -              -                -     (2,245,680)         -           -
Accretion of redeemable preferred stock
  to redemption value .................                  -              -                -       (113,014)         -           -
Deferred Stock Compensation ...........        (1,443,061)      1,443,061                -               -         -           -
Issuance of stock options for
  consulting services .................           (47,892)         47,892                -               -         -           -
Issuance of Stock Options to settle
  lawsuit .............................                  -        303,160                -               -         -           -
Amortization of Deferred Stock
  Compensation ........................          1,279,389              -                -               -         -           -
Issuance of warrants ..................                  -     36,520,366                -    (34,580,000)         -           -
Proceeds from stock offering, net of
  related expenses ....................                  -     49,249,537                -               -         -           -
Conversion of Series A preferred stock                   -      5,646,093                -               -         -           -
Conversion of Series C preferred stock                   -         29,866                -               -         -           -
Conversion of convertible preferred
  stock ...............................                  -     36,496,431                -               -         -           -
Payment of accrued dividend ...........                  -      1,077,714                -               -         -           -
Cashless Warrant exercise .............                  -       (19,829)                -               -         -           -
Exercise of Stock Options .............                  -      1,164,041                -               -         -           -
Shares issued through ESPP ............                  -        109,394                -               -         -           -
Option extension for CEO ..............                  -        315,394                -               -         -           -
Option extension for severed employees                   -         31,197                -               -         -           -
Net loss ..............................                  -              -                -    (57,139,978)         -           -
                                          ----------------- -------------- ---------------- --------------- --------- -----------
Balance, December 31, 2001 ............     $    (211,564)  $ 132,911,256         $      -   $(94,146,172)         -       $   -

Deferred Stock Compensation revaluation            173,616      (173,616)                -               -         -           -
Amortization of Deferred Stock
  Compensation ........................             19,535              -                -               -         -           -
Shares issued through ESPP ............                  -         12,885                -               -         -           -
Purchase of Treasury Stock ............                  -              -                -               -   132,000    (99,660)
Net loss ..............................                  -              -                -    (20,839,252)         -           -
                                          ----------------- -------------- ---------------- --------------- --------- -----------
Balance, December 31, 2002 ............      $    (18,413)   $132,750,525         $      -  $(114,985,424)   132,000   $(99,660)

Deferred Stock Compensation revaluation           (87,031)         87,031                -               -         -           -
Issuance of restricted stock units for
  bonus ...............................          (727,195)        727,195                -               -         -           -
Shares issued through ESPP ............                  -            911                -               -         -           -
Exercise of Stock Options .............                  -        231,005                -               -         -           -
Net loss ..............................                  -              -                -     (8,618,013)         -           -
                                          ----------------- -------------- ---------------- --------------- --------- -----------
Balance, December 31, 2003 ............     $    (832,639)   $133,796,667         $      -  $(123,603,437)   132,000   $(99,660)

Deferred Stock Compensation revaluation             78,083       (78,083)                -               -         -           -
Issuance of restricted stock units for
  bonus ...............................          (679,807)        679,807                -               -         -           -
Amortize deferred stock compensation ..            727,196       (33,022)                -               -         -           -
Shares issued through ESPP ............                  -          3,854                -               -         -           -
Issuance of non-employee stock options                   -         16,288                -               -         -           -
Exercise of Stock Options .............                  -         26,400                -               -         -           -
Net loss ..............................                  -              -                -     (5,329,960)         -           -
                                          ----------------- -------------- ---------------- --------------- --------- -----------
Balance, December 31, 2004 ............      $    (707,167)  $134,411,911         $      -  $(128,933,397)   132,000   $(99,660)
                                          ================= ============== ================ =============== ========= ===========


                                                Total
                                            Stockholders'
                                               Equity
                                          ----------------

BALANCE AT MAY 8, 1997 (DATE OF
INCEPTION)                                  $            -

Issuance of Founder's Shares ..........                  -
Issuance of Class A preferred stock ...            387,500
Recapitalization ......................                  -
Rounding for fractional shares ........                  -
Issuance of Class C preferred and
common stock ..........................             30,000
Deferred Consulting ...................            773,284
Series A Issuance for Consulting ......                  -
Repayment of subscription receivable ..          5,000,000
Issuance of Series A preferred stock
 for services and interest on loans ...             11,485
Dividend on preferred stock ...........        (2,245,680)
Accretion of redeemable preferred stock
  to redemption value .................          (113,014)
Deferred Stock Compensation ...........                  -
Issuance of stock options for
  consulting services .................                  -
Issuance of Stock Options to settle
  lawsuit .............................            303,160
Amortization of Deferred Stock
  Compensation ........................          1,279,389
Issuance of warrants ..................          1,940,366
Proceeds from stock offering, net of
  related expenses ....................         49,341,537
Conversion of Series A preferred stock                   -
Conversion of Series C preferred stock                   -
Conversion of convertible preferred
  stock ...............................         36,694,668
Payment of accrued dividend ...........          1,086,307
Cashless Warrant exercise .............                  -
Exercise of Stock Options .............          1,175,670
Shares issued through ESPP ............            109,944
Option extension for CEO ..............            315,394
Option extension for severed employees              31,197
Net loss ..............................       (57,139,978)
                                          ----------------
Balance, December 31, 2001 ............     $  38,981,229

Deferred Stock Compensation revaluation                 -
Amortization of Deferred Stock
  Compensation ........................            19,535
Shares issued through ESPP ............            13,305
Purchase of Treasury Stock ............          (99,660)
Net loss ..............................      (20,839,252)
                                          ----------------
Balance, December 31, 2002 ............     $  18,075,157

Deferred Stock Compensation revaluation                 -
Issuance of restricted stock units for
  bonus ...............................                 -
Shares issued through ESPP ............               965
Exercise of Stock Options .............           233,897
Net loss ..............................       (8,618,013)
                                          ----------------
Balance, December 31, 2003 ............     $   9,692,006

Deferred Stock Compensation revaluation                 -
Issuance of restricted stock units for
  bonus ...............................                 -
Amortize deferred stock compensation ..           700,605
Shares issued through ESPP ............             3,936
Issuance of non-employee stock options             16,288
Exercise of Stock Options .............            26,700
Net loss ..............................       (5,329,960)
                                          ----------------
Balance, December 31, 2004 ............     $   5,109,575
                                          ================

                See notes to consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                                                                                                   Cumulative from
                                                                                                                      May 8, 1997
                                                                                                                 (date of inception)
                                                                                                                   through December
                                                                        2004             2003            2002          31, 2004
                                                                     ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net (loss) .................................................   $ (5,329,960)   $ (8,618,013)   $(20,839,252)   $(91,927,203)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ...........................        187,230         284,734       1,644,230       4,137,967
        Loss on sale of fixed assets ............................         25,301            --            14,481         196,169
        Impairment of assets ....................................         (9,703)        366,788       4,297,128       4,654,213
        Restricted cash .........................................         95,221         (50,000)         45,222        (310,011)
        (Expenses paid) restructuring charge ....................       (343,547)       (343,547)      1,749,738       1,062,644
        Reserve for officers note ...............................        (17,931)       (308,423)        428,398         102,044
        Interest expense relating to issuance of warrants .......           --              --              --           371,000
        Non-cash charge for change in option terms ..............           --              --              --           346,591
        Non-cash charge for settlement of lawsuit ...............           --              --              --           303,160
        Amortization of deferred consulting expense, net ........           --              --              --         1,160,784
        Amortization of deferred stock compensation .............        700,605            --            19,534       1,990,858
        Options and warrants issued for consulting services .....         16,288            --              --         1,585,654
        Services and interest expense paid in preferred
        stock ...................................................           --              --              --            11,485
        Gain on sale of investments .............................     (3,562,582)           --              --        (3,562,582)
     Changes in operating assets and liabilities:
        Accounts receivable .....................................         76,028        (128,133)           --           (52,105)
        Inventory ...............................................         16,091        (238,684)           --          (222,593)
        Prepaid expenses and other current assets ...............        (26,239)      1,310,652      (1,172,448)     (1,019,100)
        Accounts payable ........................................        241,114          70,749        (834,139)        389,189
        Accrued compensation and benefits .......................        (25,391)        (70,623)       (494,507)        130,609
        Accrued interest ........................................           --              --              --           275,560
        Dividend receivable .....................................         63,758         (63,758)           --              --
        Due to related party ....................................           --              --           (35,532)           --
        Other accrued expenses and current liabilities ..........       (270,958)         87,646        (364,219)        402,239
                                                                     ------------    ------------    ------------    ------------
        Net cash used in operating activities ...................     (8,164,675)     (7,700,612)    (15,541,366)    (79,973,428)

Cash flows from investing activities:
     Purchase of investments ....................................        (90,352)     (1,100,000)           --        (1,190,352)
     Sale of investments ........................................      4,752,934            --              --         4,752,934
     Increase in other assets ...................................           --          (236,854)           --          (412,072)
     Purchases of property and equipment ........................        (30,845)         (7,993)       (466,081)     (8,452,553)
     Sale of property and equipment .............................         17,875          53,365            --            71,240
                                                                     ------------    ------------    ------------    ------------
        Net cash used in investing activities ...................      4,649,612      (1,291,482)       (466,081)     (5,230,803)

Cash flows from financing activities:
     Initial public stock offering, net of expenses .............           --              --              --        49,341,537
     Payment of dividends .......................................           --              --              --        (1,159,373)
     Shares issued under employee stock purchase plan ...........          3,936             965          13,305         128,150
     Exercise of employee stock options .........................         26,700         233,897            --         1,436,267
     Issuance of preferred stock ................................           --              --              --        32,868,028
     Repayment of subscription receivable .......................           --              --              --         5,000,000
     Proceeds from capital leases ...............................           --              --              --           495,851
     Repayment of capital leases ................................           --          (200,041)       (340,455)     (1,031,395)
     Prepaid financing costs ....................................       (327,646)           --              --          (327,646)
     Proceeds from notes payable issued to investors ............           --              --              --         3,550,000
                                                                     ------------    ------------    ------------    ------------
        Net cash provided by (used in) financing activities .....       (297,010)         34,821        (327,150)     90,301,419

(Decrease)increase in cash and cash equivalents .................     (3,812,073)     (8,957,273)    (16,334,597)      5,097,188

Cash and cash equivalents, beginning of period ..................      8,909,261      17,866,534      34,201,131            --
                                                                     ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period ........................   $  5,097,188    $  8,909,261    $ 17,866,534    $  5,097,188
                                                                     ============    ============    ============    ============

Supplemental disclosure of non--cash transactions:
     Cash paid for interest .....................................   $       --      $      6,700    $     48,926    $    488,126
                                                                     ============    ============    ============    ============
     Cash paid for taxes ........................................   $      1,500    $      4,700    $     17,000    $     32,000
                                                                     ============    ============    ============    ============
     Assets acquired through capital lease ......................   $       --      $       --      $       --      $    535,445
                                                                     ============    ============    ============    ============
                  See notes to consolidated financial statements.


                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. As discussed in Note 6, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, developing alternative power sources. The Company's organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

The Company does not expect to become profitable or cash flow positive until at least 2008 and must raise additional equity to execute its business plan and continue as a going concern. Based on the Company's current cash usage rates and additional expenditures expected in support of its plan, the Company has only enough cash to fund operations through approximately May 2005. The Company will need to obtain an equity investment as soon as practicable in 2005 to cover expenses relating to continuing operations, working capital, flywheel prototype development and new business development. In the event that the Company elects to begin full scale development of its Smart Energy Matrix systems, the amount of equity required would increase substantially.

Operations. The Company has experienced net losses since its inception and, as of December 31, 2004, had an accumulated deficit of approximately $128.9 million. The Company is currently facing the challenge of identifying potential applications, and the ongoing development and refinement of its products. This ongoing research and development will require substantial additional outlays of capital. The Company has taken significant actions over the last two years to reduce its cash expenditures for product development, infrastructure and production readiness. Headcount, development spending and capital expenditures have also been significantly reduced. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that the Company's products could provide. Preliminary design of potential products for markets for its flywheel products has continued. Expenditures under two state government contracts for the development of a one-tenth-power prototype of the Company's Smart Energy Matrix have begun, but further expenditures for full scale development and ramping production capabilities will not be made until sufficient funding to ensure that it can complete development of the matrix and continue as a going concern is obtained. The Company has continued, on a reduced level, production of its inverter product for solar energy applications. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company's business going forward. Inverter inventory valuation write-downs were recorded during 2004 in the amount of approximately $1,025,000, and a provision for future inverter warranty expenditures of approximately $28,000 was also recorded.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company had minimal revenues, and incurred significant losses from operations of approximately $5,330,000, $8,618,000 and $20,839,000 and cash decreases of approximately $3,812,000, $8,957,000 and $16,335,000, during the years ended December 31, 2004, 2003 and
2002, respectively. The Company has approximately $5,097,000 of cash and cash equivalents on hand at December 31, 2004 which is adequate to fund operations through approximately May 2005. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recognizes that its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on the Company's ability to obtain adequate equity investments, and in the long term, on the successful expansion of the Company's share of the market for its current products and the establishment of new markets for products under development. The Company believes that the successful achievement of these initiatives should provide it with sufficient resources to meet its cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, and has incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of the Company.

Accounting Principles. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiary Beacon Power Securities Corporation. Its other subsidiary is inactive. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts. The Company evaluates the collectibility of its open receivables on an ongoing basis. General reserves are established at the time an invoice is generated. In addition, specific reserves for bad debt are recorded based on the age of receivables, and when the Company is notified of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts due from its customers. The Company's estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented in the Company's balance sheets net of an allowance for doubtful accounts of $22,850 and $0 at December 31, 2004 and 2003, respectively.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances are comprised of the following amounts as of December 31, 2004 and 2003:

                                                     2004             2003
Raw materials ..........................         $176,349         $104,362
Work in progress .......................           46,244           26,001
Finished goods .........................             --            108,321
                                                 --------         --------
Inventories ............................         $222,593         $238,684
                                                 ========         ========

Investments. The Company sold its entire investment in Evergreen Solar, Inc. (see Note 13) during 2004 providing gross proceeds of approximately $4,753,000 and a net gain of approximately $3,563,000, and currently holds no investments.

Prepaid Expenses and Other Current Assets. Included in prepaid expenses at December 31, 2004 and 2003 are prepaid insurance premiums of approximately $681,000 and $699,000, respectively, primarily relating to directors and officers liability insurance.

During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a consultant to the Company. This advance is interest bearing and secured by Mr. Stanton's holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004, Mr. Stanton was paid approximately $80,000 of consulting fees by the Company, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance. Through December 31, 2004, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of December 31, 2004 is $101,000 including current year interest of $4,008 and is fully reserved; however, it has not been cancelled. Mr. Stanton continues to serve as a director of the Company.

Property  and   Equipment.   Property   and   equipment,   including   leasehold
improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Other Assets. Other assets consist primarily of deferred financing costs relating to the Company's equity raising activities and due diligence of possible acquisitions and includes expenditures for legal, business valuation and consulting services. Intellectual property relating to the Company's Smart Power M5 inverter system purchased from Advanced Energy Systems, Inc., was fully amortized at December 31, 2004

Loss on Sales Commitments. At December 31, 2004 the Company determined that it had no sales commitments that required establishing a loss on sales commitment reserve. When the Company has sales commitments that are firm, have fixed-prices, and the direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices, revenue and cost of revenue on such sales commitments are recorded as deliveries are made. Direct costs consist of materials and direct labor costs. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made.

Long-Lived  Assets.  In  accordance  with  Statement  of  Financial   Accounting
Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. The Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there was an impairment of long-lived assets and recognized an asset impairment charge of $0 in 2004, $366,788 in 2003 and $4,297,128 in 2002.

Other assets and deferred financing costs. The Company will capitalize its direct costs incurred to raise capital or to acquire an entity in a business combination. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals. The Company has incurred approximately $328,000 of costs associated with potential sources of capital or acquisitions, which are deferred at December 31, 2004. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred.

Restructuring and asset impairment charges. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. Therefore, in December of 2003, the Company recorded a non-cash asset impairment charge of $0.4 million in order to reduce the carrying amount of its flywheel related patents and patents pending as the estimated future cash flows anticipated from these assets were substantially in doubt. Also, in July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of its long-term assets were idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, in 2002, incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as "Restructuring Reserve" in the current liabilities section of the balance sheet.

The restructuring reserves are as follows:
                                                       December 31,
                                               --------------------------
                                                   2004           2003
                                               -----------    -----------
Beginning balance ..........................   $ 1,406,191    $ 1,749,738
Payments of rent ...........................      (343,547)      (343,547)
                                               -----------    -----------
Ending balance .............................   $ 1,062,644    $ 1,406,191
                                               ===========    ===========


Revenue Recognition. Although the Company has shipped products, and recorded contract revenues, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company  recognizes  revenues,  in  accordance  with  accounting  principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, the Company makes an adjustment to defer revenue until they are subsequently sold by distributors to their customers. The Company has determined that this treatment will ensure that the recognition of revenue cannot be impacted by any disputes between the Company and its distributors on product or possible issues resulting from technology risk as new products are introduced that may have enhanced functionality to product in distributor inventory.

Government Contract Revenue Recognized on the Percentage-of-Completion Method. The Company recognizes contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in "Prepaid expenses and other current assets" in the Company's balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

Cost of Goods Sold. The Company costs its products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred. In addition, the Company continuously evaluates inventory and purchase commitments to insure that levels do not exceed the expected deliveries for the next twelve months. As the Company is in the early stages of production, its actual manufacturing costs incurred currently exceed the fair market value of its products. The Company provides a five-year limited product warranty for its Smart Power M5 product line and accrues for estimated future warranty costs in the period in which the revenue is recognized. In 2004, the Company established a reserve for its Smart Power M5 inventory as a result of lower than anticipated sales volumes., Although the Company is continuing to support its inverter product, the Company does not believe that inverters will be a significant portion of the Company's business going forward and is uncertain as to when or at what price it will be able to sell its inventories. The charge to Cost of Goods Sold was approximately $1,025,000, which includes accrued purchase commitments of approximately $45,000.

Stock-Based Compensation. The Company accounts for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. In 2002 the Company implemented FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair-value based methods of accounting, which the Company has not adopted at this time.

Deferred compensation expense associated with stock awards to non-employees is measured using the fair-value method and is amortized over the vesting period using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

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


                                                         Year ended December 31,
                                                      2004            2003            2002
                                              ------------    ------------    ------------
Net loss to common shareholders as reported   $ (5,329,960)   $ (8,618,013)   $(20,839,251)
Pro-Forma compensation expense ............   $  2,541,263    $    400,148    $  2,998,612
Net loss--pro forma .......................   $ (7,871,223)   $ (9,018,161)   $(23,837,863)
Loss per share--as reported ...............   $      (0.12)   $      (0.20)   $      (0.49)
Loss per share--pro forma .................   $      (0.18)   $      (0.21)   $      (0.56)


The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

                                                       2004              2003              2002
                                                 ------------------------------------------------------
Risk-free interest rate                            4.32% - 4.49%     1.22% - 3.56%     2.48% - 3.56%
Expected life of option                              10 years          1-3 years         1-3 years
Expected dividend payment rate, as a percentage
of the stock price on the date of grant                 0%                0%                0%
Assumed volatility                                  95% - 115%        109% - 137%       130% - 137%

Management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also Note 8).

The Company granted Restricted Stock Units to employees for service performed in 2004 and 2003 that vest quarterly during the subsequent year. The Company's Restricted Stock Unit Deferred Compensation Plan is described in more detail in
Note 10.

Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance has been provided because realization of deferred tax assets is not considered more likely than not (see Note 11).

Advertising. Advertising expense was approximately $15,000, $3,000 and $13,000 in 2004, 2003 and 2002 respectively, and is expensed as incurred.

Research and Development. Research and development costs are expensed as incurred.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, and other current assets and liabilities approximate their fair values.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company keeps its cash investments with high-credit-quality financial institutions. At December 31, 2004 substantially all of its cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates. At December 31, 2004 and 2003, the Company had cash balances at a financial institution in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Comprehensive Loss. Comprehensive loss is the same as net loss for all periods presented.

Loss Per Share - Basic and Diluted. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. The calculation of diluted net loss per common share for the years ended December 31, 2004, 2003 and 2002 does not include 10,779,498, 9,732,929 and 14,326,571 of potential shares of common stock equivalents outstanding at December 31, 2004, 2003 and 2002, respectively, as their inclusion would be antidilutive or their exercise price exceeded the average market price of the Company's common stock.

3.  Property and Equipment

Property and equipment consisted of the following at December 31:

                                                 Estimated
                                                  Useful
                                                   Lives           2004           2003
                                               -------------  -----------    -----------
Machinery and equipment ......................   5 years      $   571,198    $   627,406
Service vehicles .............................   5 years           16,762         62,327
Furniture and fixtures .......................   7 years          296,652        279,190
Office equipment .............................   3 years        1,396,562      1,398,835
Leasehold improvements .......................   Lease term       533,352        524,347
Equipment under capital lease obligations ....   Lease term       918,285        918,284
                                                              -----------    -----------
     Total ...................................                $ 3,732,811    $ 3,810,389
Less accumulated depreciation and amortization                 (3,474,164)    (3,453,209)
                                                              -----------    -----------
     Property and equipment, net .............                $   258,647    $   357,180
                                                              ===========    ===========

4.  Commitments and Contingencies

The Company leases office and light manufacturing space under an operating lease through September 30, 2007. At December 31, 2004, the Company has provided the lessor with an irrevocable letter of credit with a balance of $310,011 which is reduced annually during the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:

                           2005                500,359
                           2006                529,413
                           2007                397,059

Rent expense was $223,031,  $215,415 and $436,083,  during 2004,  2003 and 2002, respectively net of restructuring reserves applied of $315,474, $315,474, and $78,868, respectively.

The Company has firm non-cancelable purchase commitments with its suppliers to fulfill its Smart Power M5 production requirements and to satisfy contractual obligations for its research and development programs for 2005 in the amount of approximately $252,000.

Legal Proceedings. The Company may be subject to various legal proceedings, many involving routine litigation incidental to its business. The outcome of any legal proceeding is not within the complete control of the Company, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies are very complex and require the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

On August 16, 2004, Ricardo and Gladys Farnes, and TLER Associates, Ltd. a Bahamas corporation ("TLER"), delivered a complaint to the Company, naming as defendants, the Company, John Doherty, Richard Lane, and unidentified individuals and corporations. The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada, where it is pending. The complaint alleges that in 2001, defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company, and (b) thereafter, posted on the internet defamatory and personal information concerning the plaintiffs. The plaintiffs do not allege any specific amount of damages, and instead assert that damages exceed $10,000. The Company has answered the complaint, denying its material allegations, and is vigorously defending. Although the outcome of this matter cannot yet be determined, management does not expect that the ultimate costs to resolve this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly, no liability has been recorded.

5.  Preferred Stock

As a result of the initial public offering of the Company's common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2004 and 2003, there are 10 million shares of $.01 par value preferred stock authorized with none outstanding.

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

Shareholder Rights Agreement. In September 2002, and amended as of December 27, 2002,the Company's Board of Directors approved a Rights Agreement, under which, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of the Company's newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of the outstanding common stock, or in the event that the Company is acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Reserved Shares. At December 31, 2004, 11,601,803 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.


7.  Redeemable Convertible Preferred Stock and Stock Warrants

Warrants outstanding as of December 31, 2004:
                                             Expiration      Strike  Issued and
                              Grant Date     Date            Price   Outstanding
---------------------------   ------------   -------------   -----   ---------
Class E ...................   4/7/2000       4/7/2005       $  1.25   510,672
Class F ...................   5/23/2000      5/23/2005      $  2.25 4,555,554
F Financing (Bridge) ......   4/21/2000      4/21/2005      $  2.10    58,000
Consultants ...............   8/2/2000       8/2/2005       $  6.00    20,000
GE (CR&D) .................   10/24/2000     10/24/2005     $  2.10   120,000
---------------------------   ------------   -------------   -----   ---------
Total Warrants                                                      5,264,226

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

In conjunction with the issuance of the Senior Notes in August 1999, the Company issued warrants to four investors to purchase 315,000 shares of Class E Stock at an exercise price of $2.50 per share (the "August 1999 warrants"). The estimated fair value of these warrants at the date of grant was $170,000. This amount was recorded as a discount on the Senior Notes and was charged to interest expense in 1999, as the Senior Notes were demand notes. These warrants expired on August 2, 2004.

In conjunction with the Class E Stock conversion, warrants to purchase 315,000 shares, issued in conjunction with the issuance of the Senior Notes in August 1999, were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants was approximately $344,000. Since these warrants replaced the August 2, 1999 warrants, the amount allocated to the August 1999 warrants have been reallocated to Class E Stock Warrants and the remaining $174,000 was charged to interest expense in the year ended December 31, 2000. As a result of the initial public stock offering by the Company in the fourth quarter of 2000, the holders of the warrants are now entitled to purchase 613,070 shares of the Company's common stock instead of the Class E Stock. In December 2000, an investor exercised its 102,398 of its warrants, in a cashless transaction, to purchase 84,433 shares of the Company's common stock. The remaining outstanding warrants are 510,672 at December 31, 2004, and are to expire on April 7, 2005.

Class F Redeemable Convertible Preferred Stock and Class F Stock Warrants. Prior to its initial public offering, the Company's capital structure included Class F redeemable convertible preferred stock ("Class F Stock"). All outstanding shares of the Class F Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After its initial public offering, the Company amended its charter and cancelled all its Class F Stock.

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

Consultant Warrants. In 2000, the Company issued warrants to a consultant that are exercisable for 20,000 shares of its common stock at an exercise price of $6.00 per share. The holder may exercise its warrant at any time prior to August 2, 2005. These warrants were fully vested upon the issuance.

On October 24, 2000, the Company issued 240,000 warrants to an investor at an exercise price of $2.10 per share in conjunction with an agreement by an affiliate of that investor to provide the Company with technical expertise. One half of the warrants vest immediately and the remainder vest as services are utilized. During the fourth quarter of 2000, the Company recorded a charge to consulting expense for $1,355,505 to recognize the fair market value of the vested warrants. The Company has deferred the remaining warrants and will revalue the amount and record additional expense as necessary in future quarters as the remaining services are provided. Deferred compensation relating to these warrants was approximately $27,360 and $105,000 at December 31, 2004 and 2003, respectively. The agreement terminates and any unvested options are forfeited on October 24, 2005.

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

Stock option activity since inception is as follows:

                                                Weighted-   Weighted-
                                                 Average     Average
                                                Number of   Exercise  Fair
                                                  Shares      Price   Value
                                                ----------    -----   ----
Outstanding at inception ....................
     Granted ................................    8,118,695     2.39   1.35
     Exercised ..............................   (1,162,852)    0.98
     Canceled, forfeited or expired .........   (2,105,942)    3.53
                                                ----------    -----

Outstanding, December 31, 2001 ..............    4,849,901     2.37
     Granted ................................    3,050,628     1.16   0.38
     Exercised ..............................         --         --
     Canceled, forfeited or expired .........   (2,513,186)    2.25
                                                ----------    -----

Outstanding, December 31, 2002 ..............    5,387,343     1.78
     Granted ................................      367,099     1.26   0.07
     Exercised ..............................     (289,135)    0.81
     Canceled, forfeited or expired .........   (2,649,378)    1.95
                                                ----------    -----

Outstanding, December 31, 2003 ..............    2,815,929     1.59
     Granted ................................    3,772,139     0.72   1.60
     Exercised ..............................      (30,000)    0.89
     Canceled, forfeited or expired .........     (340,493)    1.58
                                                ----------    -----

Outstanding, December 31, 2004 ..............    6,217,575   $ 1.06
                                                ==========

The following table summarizes information about stock options outstanding at December 31, 2004:

                                                                           Vested
                                    Weighted-                   ------------------------------
                                     Average        Weighted-                     Weighted-
                      Number        Remaining       Average                        Average
                    of Options     Contractual      Exercise        Number        Exercise
 Exercise Price    Outstanding         Life          Price        of Options        Price
----------------  ---------------  -------------  -------------  --------------  -------------

$.255-$.74             4,341,743            9.49         $0.70       4,112,573          $0.71
$.89 - $1.05           1,172,228            6.42         $0.89       1,172,228          $0.89
$1.78 - $2.50            339,104            5.35         $2.22         339,104          $2.22
$3.00 - $4.10            190,000            5.50         $3.94         190,000          $3.94
$5.10 - $6.10            154,500            5.88         $5.67         154,500          $5.67
$6.90 - $9.31             20,000            7.00         $8.16          20,000          $8.16

Included in the above schedules are grants of 25,000, 0, 45,000 and 0 options made to non-employee consultants in 2004, 2003, 2002 and 2001 respectively.


9.  Employee Stock Purchase Plan

On October 15, 2000 the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of the Company's Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan up to 1,000,000 shares are authorized. Shares purchased under the Plan in 2004, 2003 and 2002 totaled 8,124, 5,494 and 42,041, respectively and the weighted average grant date fair value of the shares purchased was $0.48 in 2004, $0.18 in 2003 and $0.28 in 2002. There are 889,385
shares available under the Plan at December 31, 2004.


10.  Restricted Stock Units

During 2003 the Company put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 and 2004. Based on the Company's need to conserve cash and the desire to retain its professional staff, the Company determined that it would be in the best interest of it, its employees, and its stockholders to implement a stock-based Deferred Compensation Plan.

The LTIP has eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby the Company establishes goals that are strategically aligned to the Company's performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 738,921 and 667,151 RSUs for the fiscal years ended December 31, 2004 and 2003, respectively, which are not available for exercise until satisfaction of the quarterly vesting period during the following calendar year. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's Income Statement. Accordingly, no compensation expense has been recorded for 2003. Compensation expense recorded during the vesting period in 2004 for the 2003 RSU program was $700,605.

11.  Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

                                                                                                Cumulative from
                                                                                                  May 8, 1997
                                                                                                    (Date of
                                  Year ended           Year ended           Year ended           Inception) to
                                 December 31,         December 31,         December 31,           December 31,
                                     2004                 2003                 2002                   2004
                               -----------------    ------------------   ------------------    -------------------
State - current ..............         $    750             $   1,956             $      -             $   19,862
Federal--deferred ............       (1,974,627)           (5,807,539)          (7,377,177)           (34,822,401)
State--deferred ..............         (325,553)           (1,169,696)            (824,557)            (5,809,036)
Increase in valuation
allowance ....................        2,300,179             6,977,235            8,201,734             40,631,436
                               -----------------    ------------------   ------------------    -------------------
Provision (benefit) for
income taxes .................         $    750             $   1,956             $      -             $   19,861
                               =================    ==================   ==================    ===================

A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

         Statutory federal rate benefit                            (34) %
         State, net of federal effect                               (6)
         Valuation allowance provided                                40
                                                                -------
         Effective rate                                             --%
                                                                 ======

The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

                                                            2004           2003
                                                    ------------   ------------
Long-term assets:
Net operating loss carryforwards .................  $ 31,862,096   $ 29,965,300
Research and development credits .................     2,701,000      2,577,524
Restructuring reserves ...........................     2,232,298      2,373,598
Other ............................................       557,174        135,966
                                                    ------------   ------------
Net deferred tax assets before valuation allowance    37,352,568     35,052,388
Less valuation allowance .........................   (37,352,568)   (35,052,388)
                                                    ------------   ------------
Net deferred tax assets ..........................  $       --     $       --
                                                    ============   ============

The valuation allowance increased by $2,300,179 in 2004 and $6,977,235 in 2003, primarily due to the generation of net operating loss carry forwards and credits for which realization is not reasonably assured.

The Company has available for future periods net operating loss carry forwards for federal and state tax purposes of approximately $80,532,923 and $77,631,443, respectively, as of December 31, 2004. In addition, the Company has business credits of approximately $1,804,111 and $896,889 for federal and state purposes, respectively as of December 31, 2004. The net operating loss carry forwards begin to expire in 2012 for federal and 2002 for state tax purposes. The federal research and development credits begin to expire in 2012. The Company did not pay any income taxes from inception to December 31, 2004.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carry forwards and tax credits which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.


12.  Retirement Savings Plan

In 1998, the Company created a 401(k) Retirement Savings Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company matching contributions were $61,213, $63,671 and $113,257 during 2004, 2003 and 2002 respectively. The Company has not made any profit sharing contributions since the plan's inception.

13.  Related Party Transactions

Strategic Investment. On May 15, 2003, the Company invested $1,000,000 in the Series A Preferred Stock of Evergreen Solar, Inc., a public company, which specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of the Series A Preferred Stock of Evergreen, for $1.12 per share. The Series A Preferred Stock is convertible into common stock on a one to one basis and accrues dividends at a rate of 10%. The common stock market value on an as converted basis at December 31, 2003 was $1,595,637. In addition the Company purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen's common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share. The Company sold its holdings in Evergreen, including the warrant, during 2004 in order to help finance its operations and received cash proceeds of approximately $4,753,000, representing a gain on this investment of $3,562,582.

Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch is one of four individuals from the Evergreen investor group that was added to the Board of Directors of Evergreen when the investment closed. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. In addition, Mr. Deutch did not taken part in any discussions concerning this investment. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

Loan to Officer. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a consultant to the Company. This advance is interest bearing and secured by Mr. Stanton's holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004, Mr. Stanton was paid approximately $80,000 of consulting fees by the Company, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance. Through December 31, 2004, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of December 31, 2004 is $101,000 including current year interest of $4,008 and is fully reserved; however, it has not been cancelled. Mr. Stanton continues to serve as a director of the Company.

14.  Quarterly Results (Unaudited)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.


                                                                         2004
                                            ---------------------------------------------------------------
                                                  First           Second          Third           Fourth
                                                 Quarter         Quarter         Quarter         Quarter
                                            --------------- --------------- --------------- ---------------
Revenue ...................................   $     57,408    $    126,484    $     80,902    $     59,900
Gross profit (loss) .......................   $    (18,371)   $   (181,604)   $   (898,802)   $    (34,398)
Loss from operations ......................   $ (2,189,460)   $ (2,358,497)   $ (2,751,782)   $ (1,749,096)
Net (loss) income .........................   $ (2,148,727)   $ (2,266,205)   $ (1,854,795)   $    939,767
Income (loss) per share - basic and diluted   $      (0.05)   $      (0.05)   $      (0.04)   $       0.02
Weighted-average common shares outstanding      43,121,702      43,273,817      43,538,541      43,702,485


                                                                         2003
                                           ---------------------------------------------------------------
                                                First           Second          Third           Fourth
                                               Quarter         Quarter         Quarter         Quarter
                                           --------------- --------------- --------------- ---------------
Revenue ..................................   $       --      $       --      $       --      $       --
Loss from operations .....................   $ (2,277,244)   $ (2,256,698)   $ (2,056,258)   $ (2,547,488)
Net loss .................................   $ (2,229,375)   $ (2,218,750)   $ (1,708,861)   $ (2,461,027)
Loss per share - basic and diluted .......   $      (0.05)   $      (0.05)   $      (0.04)   $      (0.06)
Weighted-average common shares outstanding     42,812,897      42,814,929      42,883,762      43,028,761


15. Restatement

Subsequent to the issuance of the Company's 2003 financial statements, the Company's management determined that its liabilities had been overstated and additional paid in capital understated due to a bookkeeping error in recording the Restricted Stock Units (Note 10). As a result, the balance sheet and statement of changes in equity have been restated from the amounts previously reported to correct the error. Additionally, the Company has reclassified certain cash deposits securing letters of credit from cash and cash equivalents, as previously reported, into restricted cash as of December 31, 2003 and 2002. Furthermore, the Company determined that the investment in Evergreen Solar should have been recorded at cost (see Note 13). The Company had previously recorded its investment in Evergreen as available-for-sale with the unrealized gain recorded as a separate component of accumulated other comprehensive income, net of tax.

A summary of the effects of the restatements on previously reported financial position as of December 31, 2003 and 2002 is as follows:

                                                   As previously
At December 31, 2003                                    reported    As restated
--------------------                                ------------   ------------

Cash ............................................   $  9,314,493   $  8,909,261
Restricted cash .................................           --          405,232
Investments .....................................      1,695,638      1,163,758
Accrued compensation and benefits ...............        883,195        156,000
Other comprehensive income ......................        531,880           --
Additional paid in capital ......................    133,069,472    133,796,667


                                                  As previously
At December 31, 2002 ............................      reported    As restated
                                                    -----------    -----------
Cash ............................................   $18,221,766    $17,866,534
Restricted cash .................................          --          355,232


The Company has also restated the disclosures in Note 3 Property and Equipment, to reflect the adjusted cost basis net of impairment by asset class.

16.  Subsequent Event

California Energy Commission contract

On February 14, 2005 the Company executed a contract with the California State Energy Resources Conservation and Development Commission ("CEC") entitled "Flywheel Energy Storage System for Grid Frequency Regulation," to demonstrate a one-tenth power prototype version of its Smart Energy Matrix advanced energy storage solution for frequency regulation and grid stability. Under the contract, the Company will develop and install a one-tenth scale prototype of the Company's megawatt-level system to demonstrate the potential benefits of using flywheel energy storage to provide frequency regulation of the grid. A successful demonstration of frequency regulation will also serve to demonstrate the system's technical and market feasibility in the grid stabilization market. The contract requires the system to be delivered and installed during the second half of 2005. The contract is expected to produce approximately $1.2 million of revenue, with the majority of it in 2005.

New York State Energy Research and Development Authority contract.

On February 10, 2005 the Company received a research and development contract from the New York State Energy Research and Development Authority (NYSERDA) under a joint initiative between the U.S. Department of Energy (DOE) Energy Storage Research Program and NYSERDA, entitled "Grid Frequency Regulation by Recycling Energy in Flywheels," to demonstrate an advanced energy storage solution for frequency regulation and grid stability in New York State. The contract requires the system to be delivered and installed during the second half of 2005. The contract is expected to produce approximately $645,000 of revenue, nearly all of it in 2005. Under the contract, the Company will demonstrate a one-tenth-power prototype of the Company's planned megawatt-level system, known as the Smart Energy Matrix. The demonstration will integrate the Company's flywheels and associated power electronics into the distribution power grid.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 27, 2004, the Company's former independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), resigned as the independent registered public accounting firm Deloitte performed the review and audit of the Company's books and accounts for the fiscal years ending December 31, 2003 and 2002 and the interim quarterly reviews through the quarter ended June 30, 2004. The resignation was the decision of Deloitte. There were no disagreements during the past two fiscal years and the subsequent interim periods ending June 30, 2004 and through August 27, 2004 between Deloitte and management on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused it to make reference thereto in its reports on the financial statements for such years.

On October 29, 2004, the audit committee of the board of directors of the Registrant approved the engagement of Miller Wachman LLP ("Miller Wachman") as the Registrant's new independent registered public accounting firm.

Item 9A.  Controls and Procedures

Mr. F. William Capp, the Company's Chief Executive Officer, and Mr. James M. Spiezio, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, they have concluded that the Company had in place on that date controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. During the quarter ended on the date of the evaluation, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Information  concerning  executive officers of the Company that responds to this
Item is incorporated by reference from Item 4A contained in Part 1 of this Form 10-K.

Members of the current board of directors are as follows:

Stephen P. Adik, age 61 (director since 2004)
     Audit committee
     Compensation committee
     Nominating committee
Mr. Adik served as Vice Chairman at NiSource Inc., (NYSE: NI), a Fortune 500 electric, natural gas and pipeline company, from December 2000 until his retirement in December 2003. He joined NiSource in 1987 as Vice President and general manager, Corporate Support Group, and later held positions of Senior Executive Vice President and Chief Financial Officer. At NiSource, he helped grow the company's market capitalization from $600 million to the current value of approximately $5.6 billion. Before joining the energy industry in 1983, Mr. Adik also had more than 20 years of operating and financial experience in the transportation industry. His industry affiliations have included the American Gas Association, Edison Electric Institute and the Midwest Gas Association. He is currently a member of the boards of NiSource, and the Chicago SouthShore and South Bend Railroad. He was also recently nominated to the board of North Western Corp, an electric and natural gas company serving Montana, South Dakota and Nebraska. Mr. Adik holds a degree in mechanical engineering from the Stevens Institute of Technology, and an MBA degree in finance from Northwestern University. Mr. Adik's term of office expires in 2007.

F. William Capp, age 56 (director since 2001)

Mr. Capp has served as the Company's President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company. Prior to joining Beacon Power, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of a division of York International. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand including Vice President and General Manager of its Compressor Division, Vice President of Technology for a wholly owned subsidiary, the Torrington Company. as well as numerous engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality. Mr. Capp's term of office expires in 2005.


Philip J. Deutch, age 40 (director since 1998)

Mr. Deutch has served as a Managing Director of Perseus L.L.C. since 1997. In this position, Mr. Deutch has led Perseus' investments in numerous energy technology companies. Prior to joining Perseus, Mr. Deutch was an attorney at Williams & Connolly LLP. and worked in the Mergers and Acquisitions Department of Morgan Stanley & Co. in New York City. In this position, Mr. Deutch was a member of execution teams for acquisitions, divestitures, and leveraged buyouts. Mr. Deutch is a graduate, with distinction, of Stanford Law School and of Amherst College where he was elected a member of Phi Beta Kappa. Mr. Deutch serves on the board of directors of Evergreen Solar, Inc.(NASDAQ-ESLR). Mr. Deutch's term of office expires in 2005.

Jack P. Smith, age 56 (director since 2001)
     Audit committee
     Compensation committee
Mr. Smith is Chairman, Director and co-owner of SilverSmith Inc, a producer of natural gas well metering and automated data reporting systems. With partner, Mr. David Silvers, Smith founded SilverSmith Inc. in 2003. Prior to his current connection with SilverSmith, Smith was President and CEO of More Space Place, Inc., a leading producer and retailer of furniture system solutions. Currently located mainly in Florida, the company has several retail locations in other states as well. Prior to More Space Place, Inc., Mr. Smith served as President and Chief Executive Officer of Holland Neway International in Muskegon, Michigan, a leading designer and manufacturer of suspension systems and brake actuators for the commercial vehicle market. In 2000, this 650-person company had worldwide sales of $200 million. During his tenure, Smith was responsible for growing sales of Holland Neway (formerly Neway Anchorlok International) from $70 million to $200 million. In 1995, Smith led a successful management buyout of the company with equity partner Kohlberg Kravis Roberts. From 1992 to 1999, this and an earlier buyout transaction generated an equity return of over $110 million. Smith also held the positions of Vice President of Engineering and Quality Assurance at Neway Anchorlok International and directed the engineering and quality assurance departments. Earlier, he was Chief Engineer. From 1972 to 1982, Smith was Design Group Leader at the Ford Motor Company - Heavy Truck Division, in Dearborn, Michigan, where he also held positions as project engineer, and product planning analyst. Smith also serves on the board of directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago and Weasler Engineering in Wisconsin. He is a Trustee of Grand Valley State University Foundation. A resident of Grand Rapids, Michigan, Smith attended the University of Michigan where he earned bachelor's (1970) and master's (1971) degrees in mechanical engineering and an MBA (1979.) Mr. Smith's term of office expires in 2007.

Kenneth M. Socha, age 58 (director since 1998)
     Audit Committee
     Compensation Committee
     Nominating committee
Mr. Socha has served as Senior Managing Director of Perseus L.L.C. since 1996. From 1985 to June 1988, he practiced law as a Partner in the New York office of Lane & Edson. He became a partner of Dewey Ballantine in New York City in 1988. Mr. Socha left Dewey Ballantine in February 1992 to join Rappahannock Investment Company, the predecessor of Perseus L.L.C. on a full-time basis. Mr. Socha is a director of five private companies in which Perseus has investments. He is a graduate of the University of Notre Dame and the Duke University School of Law. Mr. Socha's term of office expires in 2007.

William E. Stanton, age 61 (director since 1997)
Mr. Stanton has been a director of the Company since its formation in 1997. He served as the President and CEO of the Company from January 1998 through December of 2001. Prior to joining Beacon, Mr. Stanton was the Chief Operating Officer of SatCon Technology Corporation ("SatCon") from September 1995 to May 1997, where he managed operations and the strategy development to shift SatCon from a contract research and development company to a commercial product organization. This strategy included the formation of Beacon Power. Prior to joining SatCon, Mr. Stanton, in his 26 years at the Charles Stark Draper Laboratory, held the positions of Vice President of Operations, Vice President of Corporate Development , Director of New Programs, Director of Avionics
Programs, Avionics Program Manager, Director of Electronics Engineering, Principal Engineer, and Electronics Engineer. Mr. Stanton is on the board of his home owners association, was a founder and director of an in-school child-care center, and owned and operated residential rental property. He received a Bachelor's Degree in Electrical Engineering from the University of Maine, a Master's Degree in Instrumentation and Control from the Massachusetts Institute of Technology, and a Master's in Business Administration from the Harvard Business School. Mr. Stanton's term of office expires in 2006.

There are no family relationships among any of the Company's directors or executive officers. The Board has determined that Messrs. Capp and Stanton are the only members of the Board that are not independent under Nasdaq Rule 4200.

Audit Committee. The Audit Committee members are Messrs. Adik, Smith and Socha. Under NASDAQ audit committee rules and SEC rules for Small Business filers, Beacon's audit committee must have at least three members, of which two must be "independent." These rules applicable to audit committees are more difficult to satisfy than the rules related to the Board as a whole and its other committees. Both, Messrs. Smith and Adik qualify as "independent" as defined in the Nasdaq and SEC standards. Mr. Socha is an affiliated person and therefore does not meet the "independent" requirement. Beginning July 31, 2005, all three members of the audit committee must be "independent." No present board members other than Messrs. Smith and Adik qualify as "independent." Mr. Adik is qualified as an Audit Committee Financial Expert. The Committee is appointed by and reports to the Board of Directors. Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of the independent auditors, review of the scope and results of the independent auditors' audit activities, evaluation of the independence of the independent auditors, and review of the Company's accounting controls and policies, financial reporting practices and the internal audit control procedures and related reports of the Company. During the last fiscal year, the Audit Committee held seven meetings that were not part of a full meeting of the board of directors. The Company's audit committee charter can be found on its website at www.beaconpower.com.

Compensation Committee. The current Compensation Committee members are Messrs. Adik, Smith and Socha. The Compensation Committee has the authority to set the compensation of Beacon's Chief Executive Officer and all executive officers and has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation and establishing and reviewing general policies relating to compensation and benefits of employees. The Committee administers Beacon's Second Amended and Restated 1998 Stock Incentive Plan, Employee Stock Purchase Plan and Restricted Stock Unit Incentive Plan. Messrs. Adik, Smith and Socha are non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission. They are all independent pursuant to the Nasdaq rules applicable to members of this committee. The Compensation Committee held no formal meetings during the last fiscal year that were not part of a full meeting of the board of directors.

Nominating Committee. The members of the Nominating Committee are responsible for recommending nominee directors to the Company's board of directors. The board as a whole then reviews the qualifications of nominee directors and recommends to the stockholders the election of its directors. A stockholder may nominate a person for election as a director by complying with Section 2.2 of the Company's By-Laws, which provides that advance notice of a nomination must be delivered to Beacon and must contain the name and certain information concerning the nominee and the stockholders who support the nominee's election. A copy of this By-Law provision may be obtained by writing to Beacon Power Corporation, Attn: James M. Spiezio, Secretary, 234 Ballardvale Street,
Wilmington, MA 01887. Director nominees submitted by shareholders will be considered on the same terms as other nominees. The current members of the nominating committee are Messrs. Adik and Socha. The Nominating Committee held no meetings during the last fiscal year that were not part of a full meeting of the board of directors. The charter for the nominating committee can be found on the Company's web site at www.beaconpower.com.

Executive Officers of the Company

The Company's executive officers, positions and their ages as of February 28, 2005, are as follows:

Name                       Age   Position

F. William Capp             56   President and Chief Executive Officer, Director

Matthew L. Lazarewicz       54   Vice President and Chief Technical Officer

James M. Spiezio            57   Vice President of Finance, Chief Financial
                                 Officer, Treasurer and Secretary


F. William Capp. Mr. Capp has served as the Company's President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company.
Prior to joining the Company, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of a division of York International. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand including Vice President and General Manager of its Compressor Division, Vice President of Technology for a wholly owned subsidiary, the Torrington Company. as well as numerous engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality.


Matthew L. Lazarewicz. Mr. Lazarewicz has served as the Company's Vice President of Engineering since February 1999, and was named Chief Technical Officer in September of 2001. Prior to joining the Company, Mr. Lazarewicz had a 25-year career with General Electric Company and served as manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter from 1991 to 1996 which included development through production phases, in addition he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.


James M. Spiezio. Mr. Spiezio joined the Company in May 2000. He has served as Vice President of Finance, Chief Financial Officer and Treasurer since July 2000, Secretary since March 2001, and the Company's Corporate Controller from May 2000 to July 2000. He has over twenty-five years of diversified manufacturing and financial management experience. Mr. Spiezio served as Chief Financial Officer at Starmet Corporation, a diversified metallurgical manufacturing company engaged in both the commercial and government sectors, from 1993 to 1999. While at Starmet he also served as President of a wholly owned chemical and manufacturing facility for five years and held several financial management positions including Corporate Controller and Manager Planning and Analysis. Prior to joining Starmet, Mr. Spiezio held financial management positions with United Technologies Corporation, Pratt & Whitney Aircraft Group in accounting, cost control and business analysis. Prior to Pratt & Whitney, Mr. Spiezio held financial management positions with General Electric Company in both the Power Systems and Apparatus Services business groups. Mr. Spiezio is a graduate of the Indiana University School of Business.

Code of Ethics. A copy of the Company's corporate code of conduct may be found on the Internet at the Company's website www.beaconpower.com. The Company intends to disclose on its website any amendments to the Code, or any waiver from a provision of the code.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders"), to file reports of ownership and changes in ownership with the SEC. Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and on written representations from its Insiders, the Company believes that during 2004 all of its Insiders met their Section 16(a) filing requirements.

Item 11.  Executive Compensation

                                                Annual Compensation                                Long Term Compensation
                              -------------------------------------------------------    ------------------------------------------
                                                                                                  Awards                 Payouts
                                                                                         ----------------------------    ----------
                                                                                          Restricted      Securities
                                                                      All Other (2)         Stock        Underlying        LTIP
Name and Principal Position    Year       Salary         Bonus         Compensation        Awards          Options        Payouts
----------------------------- -------    ----------    -----------    ---------------    ------------    ------------    ----------
F. William Capp (3)            2004      $240,000       $ 55,000         $   68,032       $ 236,800         600,000      $ 78,053
President and Chief            2003      $220,000       $      -         $   71,335       $ 225,217               -      $      -
Executive Officer              2002      $220,000       $      -         $  212,685       $       -               -      $      -

Matthew L. Lazarewicz (4)      2004      $167,000       $      -         $   18,783       $  98,716         350,000      $ 37,580
Vice  President and Chief      2003      $157,500       $ 20,000         $    1,077       $ 108,422               -      $      -
Technical Officer              2002      $157,500       $ 32,573         $    1,073       $       -          80,000      $      -

James M. Spiezio (5)           2004      $178,400       $      -         $   24,908       $ 108,588         450,000      $ 43,406
Vice President of Finance,     2003      $168,000       $ 25,200         $    3,103       $ 125,183               -      $      -
Chief Financial Officer,       2002      $168,000       $ 51,094         $    3,094       $       -          80,000      $      -
Treasurer and Secretary

James Arseneaux (6)            2004      $110,024       $      -         $    1,170       $  28,060         200,000      $  8,346
Program Manager                2003      $103,824       $  5,000         $        -       $  24,100               -      $      -
                               2002      $103,824       $      -         $        -       $       -          25,000      $      -

Richard L. Hockney (7)         2004      $121,500       $      -         $    1,347       $  25,254         125,000      $   9,604
Chief Engineer                 2003      $114,400       $  2,500         $        -       $  27,706               -      $       -
                               2002      $ 97,223       $      -         $        -       $       -          25,000      $       -


(1) Columns required by the rules and regulations of the Securities and Exchange Commission that contain no entries have been omitted.

(2) Amounts represent term life insurance premiums paid by the executives and reimbursed by Beacon plus an amount to reimburse the executive for taxes paid on the amount of the premium and payment of employee's taxes related to Restricted Stock Unit grants during 2004. Mr. Capp also received other compensation relating to realtor expenses and temporary living costs and the related taxes on these items. For 2004, Mr. Capp's temporary living and relocation expenses were $29,939, Company paid life insurance premiums were $2,480, RSU taxes of $11,658, and the related taxes were $23,955. For 2003 Mr. Capp's temporary living and relocation expenses were $40,499, Company paid life insurance premiums were $2,480, and the related taxes were $28,356. For 2002 Mr. Capp's temporary living and relocation expenses were $32,361, realtor expenses were $83,763, life insurance premiums were $2,480 and the related taxes were $94,081.

(3) The Company hired Mr. Capp in December 2001. At the time of his employment, Mr. Capp received 900,000 stock options with a strike price of $.89. One-third of these options vested immediately with the remainder vesting over a two year period. These options expire ten years from the date of issuance. On October 13, 2004, Mr. Capp received 600,000 options with a strike price of $.74 vesting over an 80 day period. These options expire ten years from date of issuance.

(4) The Company hired Mr. Lazarewicz in February 1999. On March 15, 2002 Mr. Lazarewicz received 80,000 stock options with a strike price of $.70. One-third of these options vested immediately with the remainder vesting over a two year period. These options expire ten years from the date of issuance. On October 13, 2004, Mr. Lazarewicz received 350,000 options with a strike price of $.74 vesting over an 80 day period. These options expire ten years from date of issuance.

(5) The Company hired Mr. Spiezio in May 2000. On March 15, 2002 Mr. Spiezio received 80,000 stock options with a strike price of $.70. One-third of these options vested immediately with the remainder vesting over a two year period. On October 13, 2004, Mr. Spiezio received 450,000 options with a strike price of $.74 vesting over an 80 day period. Both option grants expire ten years from the date of issuance.

(6) Mr. Arseneaux has been an employee of Beacon since August 30, 2000. On March 15, 2002 Mr. Arseneaux received 25,000 stock options with a strike price of $.70. One-third of these options vested immediately with the remainder vesting over a two year period. On October 13, 2004, Mr. Arseneaux received 200,000 options with a strike price of $.74 vesting over an 80 day period. All option grants expire ten years from the date of issuance.

(7) Mr. Hockney has been an employee of the Company from its incorporation. On March 15, 2002 Mr. Hockney received 25,000 stock options with a strike price of $.70. One-third of these options vested immediately with the remainder vesting over a two year period. On October 13, 2004, Mr. Hockney received 125,000 options with a strike price of $.74 vesting over an 80 day period. Both option grants expire ten years from the date of issuance.
-----------------------

Option grants in last fiscal year:

                                                 Individual Grants
                           -------------------------------------------------------------
                            Number of      Percent of                                      Potential Realizable Value
                            Securities   Total Options                                       at Assumed Annual Rates
                            Underlying     Granted to     Exercise                         of Stock Price Appreciation
                             Options      Employees in     Price                               for Option Term (1)
                                                                                        ---------------------------------
           Name              Granted      Fiscal Year    ($/Share)    Expiration Date        5% ($)          10% ($)
-----------------------    ------------- --------------- ----------- ------------------ ----------------- ---------------
F. William Capp .......         600,000           20.0%      $ 0.74         10/12/2014         $ 269,454       $ 692,041
Matthew L. Lazarewicz .         350,000           11.7%      $ 0.74         10/12/2014         $ 157,181       $ 403,690
James M. Spiezio ......         450,000           15.0%      $ 0.74         10/12/2014         $ 202,090       $ 519,030
James Arseneaux .......         200,000            6.7%      $ 0.74         10/12/2014         $  89,818       $ 230,680
Richard L. Hockney ....         125,000            4.2%      $ 0.74         10/12/2014         $  56,136       $ 144,175

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values:

                             Shares                     Number of Securities Underlying  Value of Unexercised in-the-money
                           Acquired on      Value       Unexercised Options at Year End        Options at Year End
                                                        -------------------------------  ----------------------------------
                            Exercise       Realized      Exercisable     Unexercisable      Exercisable      Unexercisable
                          --------------  -----------   --------------  ---------------  ---------------  -----------------
F. William Capp ........            --      $    --        1,500,000               --      $ 135,000             $      --
Matthew L. Lazarewicz ..            --      $    --          646,666               --      $  85,600             $      --
James M. Spiezio .......            --      $    --          683,333               --      $  98,600             $      --
James Arseneaux ........            --      $    --          266,250               --      $  41,500             $      --
Richard L. Hockney .....            --      $    --          153,000               --      $  28,000             $      --

Long-Term Incentive Plans - Awards in Last Fiscal Year

                                  Performance or            Estimated Future Payouts
                                  Period Until         Under Non-Stock Price Based Plans
                         Number                        ---------------------------------
        Name            of Units  Payout                  Threshold   Target    Maximum
---------------------   -------   ---------------------   --------   --------   --------
F. William Capp .....   257,391   Quarterly during 2005       100%       100%       100%
Matthew L. Lazarewicz   107,300   Quarterly during 2005       100%       100%       100%
James M. Spiezio ....   118,030   Quarterly during 2005       100%       100%       100%
James Arseneaux .....    30,500   Quarterly during 2005       100%       100%       100%
Richard L. Hockney ..    27,450   Quarterly during 2005       100%       100%       100%

See Note 10 to the financial statements for a full description of the Company's long-term incentive plan.

Executive Employment Agreements.

The Company has employment arrangements with Messrs. Capp, Lazarewicz, Spiezio, Arseneaux and Hockney as described below. In addition to the arrangements described below, each executive is entitled to receive group health and dental benefits, group long and short term disability insurance coverage, 401(k) plan and stock plan participation, paid vacation and life insurance.

Mr. Capp

The Company's written agreement with Mr. Capp expired on December 31, 2004. Following such expiration, Mr. Capp has been an "at-will" employee of the Company and is currently paid a salary at an annual rate of $240,000.

Mr. Lazarewicz

The Company's written agreement with Mr. Lazarewicz will terminate on December 31, 2005, unless the parties agree to extend the term. In 2004 Mr. Lazarewicz was paid a salary at an annual rate of $167,000 and was entitled to receive a bonus at the discretion of the Board. Mr. Lazarewicz received a bonus for 2004, paid in the form of a grant of 107,300 restricted stock units, pursuant to the Company's Second Amended and Restated 1998 Stock Incentive Plan. If the employment agreement is terminated by Mr. Lazarewicz without good reason (generally, a diminution of his duties or title, a breach of this agreement by the Company, a change of the Company's location or a sale of the Company) or by the Company for cause (generally, fraud or embezzlement, failure to cure a breach of this agreement within 30 days after notice, a material breach of a material Company policy or willful misconduct), then Mr. Lazarewicz will be entitled to his salary up to the date of termination. If the agreement is terminated by the Company without cause or by Mr. Lazarewicz for good reason, then Mr. Lazarewicz will be entitled to one years' salary and a bonus amount equal to his bonus for the prior year on a pro-rata basis with a maximum termination amount of 50% of his prior year's base salary. In the event of Mr. Lazarewicz's death or disability, he or his estate shall be entitled to three months' salary. In addition, in the event of Mr. Lazarewicz's death or disability or the termination by the Company without cause or by Mr. Lazarewicz for good reason, the vesting of his stock options accelerates. If the Company fails to offer Mr. Lazarewicz a new employment agreement by the end of the term, or if he continues thereafter as an employee-at-will, then he will be entitled to receive the same amount in 2006 as he received in 2005.

Mr. Spiezio

The term of the agreement began on October 25, 2002 and continues until it is terminated. In 2004 Mr. Spiezio was entitled to salary of $178,400 per year and, at the discretion of the Board, a bonus. If the agreement is terminated by Mr. Spiezio without good reason (generally, the Company's material breach of the agreement or a change of the Company's location) or by the Company for cause (having the same meaning as in Mr. Capp's agreement) then Mr. Spiezio will be entitled to his salary up to the date of termination. If the agreement is terminated by the Company without cause or by Mr. Spiezio for good reason, then Mr. Spiezio will be entitled to 48 weeks' salary. In the event of Mr. Spiezio's death or disability, he or his estate shall be entitled to three months' salary.

Mr. Arseneaux

Mr. Arseneaux is an "at-will" employee of the Company and was paid a salary at an annual rate of $110,024 in 2004.

Mr. Hockney

Mr. Hockey is an "at-will" employee of the Company and was paid a salary at an annual rate of $121,500 in 2004.


Director Compensation.

The Company's directors are compensated with a package that consists of both, stock options and cash, designed for board members who are not employees ("non-employee directors"). All non-employee directors serving on the board of directors received a one-time grant of options to purchase 100,000 shares of the Company's common stock that vested daily over an 80 day period with an exercise price equal to the fair market value of the common stock on the date of grant. Options under this program were granted on October 13, 2004 and November 2, 2004. On a yearly basis each non-employee director will receive additional options to purchase 50,000 shares of the Company's common stock that vest monthly over a 12-month period and have an exercise price equal to the fair market value of the common stock on the date of grant. Prior to September 2004, all non-employee directors serving on the board of directors received, yearly, options to purchase 10,000 shares of the Company's common stock that vest monthly over a 12-month period and an exercise price equal to the fair market value of the common stock on the date of grant.

For 2004 and 2005, non-employee directors receive an annual retainer of $10,000, payable quarterly, plus $2,000 for each board of directors meeting attended in person and $500 for each meeting attended by telephone. Audit committee members receive an additional annual retainer of $30,000 payable quarterly, plus $500 per meeting. The board of directors will establish audit committee retainers for years subsequent to 2005 during 2005. All other committee members receive $500 per meeting. Directors are reimbursed for reasonable out-of-pocket expenses incurred in the performance of their duties. Messrs. Socha and Deutch have elected not to accept retainers or meeting fees for their participation as board and committee members.

One of the Company's directors, Mr. Stanton, also serves as a consultant to the Company for services relating to the Company's acquisition due diligence. The aggregate compensation paid to Mr. Stanton in 2004 was approximately $80,000, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 18, 2005, certain information concerning the ownership of shares of the Company's common stock by (i) each person or group that it knows owns beneficially more than five percent of the issued and outstanding shares of the Company's common stock, (ii) each director,
(iii) certain named executive officers below, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person named has sole investment and voting power with respect to his or its shares of common stock shown.

                                             Number of    Percentage of
                                              Shares       Common Stock
Name and Address of                        Beneficially    Beneficially
Beneficial Owner (1)                       Owned (2) (3)  Owned (2) (3)
-----------------------------------------  ------------  --------------
F. William Capp .........................   1,686,265          3.7%
James Arseneaux .........................     285,775           *
Richard Hockney .........................     282,991           *
Matthew L. Lazarewicz ...................     857,861          1.9%
James M. Spiezio ........................     789,819          1.8%
Stephen P. Adik .........................     116,667           *
Philip J. Deutch (8) ....................     126,667           *
Jack P. Smith (4) .......................     151,473           *
Kenneth M. Socha (8) ....................     126,667           *
William E. Stanton (5) ..................     137,667           *
Perseus Capital, L.L.C. (6) .............   8,859,684         19.6%
The Beacon Group Energy Investment Fund
II, L.P. (7) ............................   3,055,856          6.8%
All directors and executive officers as a
group (8 persons) .......................   3,993,086          8.4%

(1) The address for all executive officers and directors is c/o Beacon Power Corporation, 234 Ballardvale Street, Wilmington, MA 01887. Messrs. Capp, Lazarewicz, and Spiezio are executive officers of Beacon. Messrs. Capp, Adik, Deutch, Smith, Socha and Stanton are directors of Beacon.

(2) The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to those securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 18, 2005 through the exercise of any warrant, stock option or other right. The inclusion in this proxy statement of these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying warrants or options held by that person that are exercisable or convertible within 60 days of February 18, 2005, but excludes shares of common stock underlying warrants or options held by any other person.

(3) Includes the following number of shares of common stock issuable upon the exercise of stock options which may be exercised on or before February 18, 2005: Mr. Capp, 1,500,000; Mr. Spiezio, 683,333; Mr. Lazarewicz, 646,666;
     Mr. Hockney,  153,000;  Mr.  Arseneaux,  266,250;  Mr. Adik,  116,667;  Mr.
     Deutch, 126,667; Mr. Smith, 149,973; Mr. Stanton, 136,667; and Mr. Socha, 126,667.

(4) Includes 500 shares of common stock held by Mr. Smith's son. Mr. Smith disclaims beneficial ownership over these shares.

(5) Includes 1,000 shares of common stock held by Mr. Stanton's wife. Mr. Stanton disclaims beneficial ownership over these shares.

(6) Perseus L.L.C.'s address is 2099 Pennsylvania Avenue, N.W., Suite 900, Washington, DC 20006. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Company's Board of Directors, are also Managing Director and Senior Managing Director, respectively, of Perseus L.L.C. Messrs. Deutch and Socha disclaim beneficial ownership of all the shares of common stock held by Perseus L.L.C. other than shares in which they may have a pecuniary interest.

(7) Includes shares of common stock issuable upon exercise of warrants to purchase 1,018,000 shares of common stock. Beacon Group's address is 399 Park Avenue, New York, NY 10022.

(8) Includes 126,667 shares of common stock issuable upon the exercise of options held by Perseus L.L.C. Messrs. Deutch and Socha disclaim beneficial ownership of all the shares of common stock held by Perseus, L.L.C., other than shares in which both have a pecuniary interest.
------------------

Equity Compensation Plan Information

The following table gives information about equity awards under the Company's stock option plan and employee stock purchase plan, as of December 31, 2004.

------------------------------------- ------------------------- -------------------------- -------------------------
                                      Number of securities to       Weighted average
                                      be issued upon exercise       exercise price of        Number of securities
                                      of outstanding options,     outstanding options,     remaining available for
           Plan category                warrants and rights        warrants and rights         future issuance
------------------------------------- ------------------------- -------------------------- -------------------------
                                                (a)                        (b)                       (c)
------------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans approved                           -                 $        -                         -
by security holders
------------------------------------- ------------------------- -------------------------- -------------------------
Equity compensation plans not                        6,217,575                 $     1.06                         -
approved by security holders
------------------------------------- ------------------------- -------------------------- -------------------------
Total                                                6,217,575                 $     1.06                         -
------------------------------------- ------------------------- -------------------------- -------------------------

For additional information concerning the Company's equity compensation plans, see discussion in footnotes 8, 9 and 10 to the Company's consolidated financial statements, Stock Options, Employee Stock Purchase Plan and Restricted Stock Units.


Item 13.  Certain Relationships and Related Transactions

Strategic Investment. On May 15, 2003, the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of Series A Preferred Stock of Evergreen, for $1.12 per share. In addition the Company also purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen's common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share. Evergreen's financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company's stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen's Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C. Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. Beacon's participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances. Mr. Deutch does not participate in discussions concerning this strategic investment. The Company sold its holdings in Evergreen during 2004 in order to help finance its ongoing operations and received cash proceeds of approximately $4,753,000, representing a gain on this investment of approximately $3,563,000.

Advance to Officer - During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President. This advance is interest bearing and secured by Mr. Stanton's holdings of Beacon common stock and was paid to him to allow the exercise of stock options and the payment of related taxes. Through December 31, 2004, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of December 31, 2004 is $101,000 including current year interest of $4,008 and is fully reserved; however, it has not been cancelled. Mr. Stanton continues to serve as a director of the Company. Mr. Stanton also serves as a consultant to the Company for services relating to the Company's acquisition due diligence. The aggregate compensation paid to Mr. Stanton in 2004 was approximately $80,000, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance.

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

Item 14. Principal Accountant Fees and Services

The Company has engaged Miller Wachman, LLP ("Miller Wachman") as its independent registered public accounting firm since October 29, 2004, and had engaged Deloitte & Touche, LLP ("Deloitte") since before its initial public offering in November 2000 through the date of their resignation, August 27, 2004. All work on the Company's most recent fiscal audit was performed by members of each respective firm's staff.

Principal accounting fees billed during 2004 and 2003 are as follows:

                                                Miller Wachman         Deloitte               Total
                                              -----------------  -------------------  --------------------
                                                  2004    2003       2004       2003       2004       2003
                                              --------   -----   --------   --------   --------   --------
Audit Fees ................................   $ 20,000   $--     $136,040   $145,460   $156,040   $145,460
Audit-Related Fees ........................       --      --         --         --         --         --
Tax Fees ..................................       --      --       25,980     69,000     25,980     69,000
All Other Fees ............................       --      --         --         --         --         --
                                              --------   -----   --------   --------   --------   --------
Total Fees ................................   $ 20,000   $--     $162,020   $214,460   $182,020   $214,460
                                              ========   =====   ========   ========   ========   ========


Audit Fees

The aggregate audit fees billed by Deloitte and Miller Wachman for the fiscal years ended December 31, 2004 and 2003 were $156,040 and $145,460, respectively. These fees include amounts for the audit of the Company's consolidated annual financial statements and the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q, including services related thereto such as attest services, consents and review of publicly filed documents.

Audit-Related Fees

There were no audit-related fees billed during the fiscal years ended December 31, 2004 and 2003.

Tax Fees

The aggregate fees billed by Deloitte for tax services rendered for the fiscal years 2004 and 2003 were $25,980 and $69,000, respectively. These fees were for the preparation and filing of the 2002 and 2003 income tax return, developing estimated payments for 2004 income taxes, and tax advice related to the Company's restricted stock unit bonus program.

All Other Fees

Other than the services performed above, there were no other fees billed for 2004 and 2003.

Audit Committee Pre-Approval Requirements

The Audit Committee's charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman and Deloitte during fiscal 2004 were pre-approved pursuant to the procedures outlined above.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

                  3.  Exhibits

The exhibits are listed below under Part IV, Item 15(c) of this report.

         (c )     Exhibits

    Exhibit
    Number       Description of Document
   ------------  -------------------------
         3.1(1)  Sixth Amended and Restated Certificate of Incorporation of the
                 Company.

         3.2(1)  Amended and Restated Bylaws of the Company.

         4.1(2) Rights Agreement dated September 25, 2002 between the Company and EquiServe Trust Company, N.A.

         4.2(3) Amendment No. 1 to Rights Agreement dated December 27, 2002 between the Company and EquiServe Trust Company, N.A.

      10.1.1(1)  Securities Purchase Agreement dated May 28, 1997 among the
                 Company, SatCon Technology Corporation and Duquesne Enterprises (n/k/a DQE Enterprises, Inc.).

      10.1.2(1)  Securities Purchase Agreement dated April 7, 2000 among the
                 Company, Perseus Capital, L.L.C., Duquesne Enterprises (n/k/a DQE Enterprises, Inc.), Micro-Generation Technology Fund, L.L.C. and SatCon Technology Corporation.

      10.1.3(1)  Securities Purchase Agreement dated April 21, 2000 among the
                 Company, Perseus Capital, L.L.C., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.

      10.1.4(1)  Securities Purchase Agreement dated May 23, 2000 among the
                 Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.

      10.1.5(1)  Investor Rights Agreement dated May 23, 2000 among the Company,
                 Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P., Penske Corporation, SatCon Technology Corporation, James S. Bezreh, Russel S. Jackson, Russell A. Kelley, Stephen J. O'Connor, Jane E. O'Sullivan and Robert G. Wilkinson.

      10.1.6(1)  Form of Warrant of the Company issued pursuant to Class E financing and list of holders thereof.

      10.1.7(1)  Form of Warrant of the Company issued pursuant to Class F bridge financing and list of holders thereof.

      10.1.8(1)  Form of Warrant of the Company issued pursuant to Class F financing and list of holders thereof.

      10.1.9(1)  Warrant of the Company dated August 2, 2000 issued to
                 Kaufman-Peters Company.

     10.1.10(1)  Warrant of the Company dated October 24, 2000 issued to GE
                 Capital Equity Investments, Inc.

     10.1.11(1)  Second Amended and Restated 1998 Stock Incentive Plan of the
                 Company.

     10.1.12(1)  Form of Incentive Stock Option Agreement of the Company.

     10.1.13(1)  Form of Non-Qualified Stock Option Agreement of the Company.

     10.1.14(1)  Form of Non-Qualified Stock Option Agreement of the Company
                 issued to certain consultants on July 24, 2000 and list of holders thereof.

     10.1.15(1)  Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

     10.1.16(1)  Lease dated July 14, 2000 between the Company and BCIA New
                 England Holdings LLC.

     10.1.17(1)  Letter Agreement dated October 24, 2000 among the Company, GE
                 Capital Equity Investments, Inc. and GE Corporate Research and Development.

     10.1.18(1)  Form of Director and Officer Indemnification Agreement of the
                 Company.

     10.1.19(4)  Employment Agreement dated December 1, 2003 between the Company and F. William Capp.

       10.1.20+ Employment Agreement dated April 25, 2004 between the Company and Matthew L. Lazarewicz.

     10.1.21(3)  Employment Agreement dated October 25, 2002 between the Company and James M. Spiezio.

     10.1.22(4)  Form of Restricted Stock Unit Agreement of the Company.

     10.1.23(5)  Assignment dated December 27, 2004 between the Company and CRT
                 Capital Group LLC.

     10.1.24(6)  Agreement dated January 31, 2005 between the Company and the
                 New York State Energy Research and Development Authority.

     10.1.25(7)  Agreement dated January 31, 2005 between the Company and
                 California State Energy Resources Conservation and Development Commission.

       10.1.26+ Amendment to employment agreement between the Company and Matthew L. Lazarewicz.

          14.1+  Corporate Code of Conduct of the Company.

        16.1(8) Letter dated October 20, 2004 from Deloitte & Touche LLP to the Company.

          21.1+  Subsidiaries of the Company.

          23.1+  Consent of Miller Wachman LLP

          23.2+  Consent of Deloitte & Touche LLP

          31.1+ Principal Executive Officer--Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2+ Principal Financial Officer--Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1+ Principal Executive Officer--Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2+ Principal Financial Officer--Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------
(1) Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(2) Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(3) Incorporated by reference from the Form 10-K filed on March 31, 2003 (File No. 001-16171).
(4) Incorporated by reference from the Form 10-K/A filed on May 17, 2004 (File No. 001-16171).
(5) Incorporated by reference from the Form 8-K filed on December 30, 2004 (File No. 001-16171).
(6) Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(7) Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(8) Incorporated by reference from the Form 8-K/A filed on November 2, 2004 (File No. 001-16171).
+    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BEACON POWER CORPORATION

                                       By:  /s/ F. William Capp
                                           -----------------------------------
                                           F. William Capp
                                           President and Chief Executive Officer

                                       Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                  Date

/s/ F. William Capp        President and Chief Executive
--------------------       Officer, and Director
F. William Capp            (Principal Executive Officer)       March 31, 2005

/s/ James M. Spiezio       Vice President of Finance, Chief
--------------------       Financial Officer, Treasurer and
James M. Spiezio           Secretary (Principal Financial      March 31, 2005
                           Officer)

/s/ Stephen P. Adik
-----------------------
Stephen P. Adik            Director                            March 31, 2005

/s/ Philip J. Deutch
-----------------------
Philip J. Deutch           Director                            March 31, 2005

/s/ Jack P. Smith
-----------------------
Jack P. Smith              Director                            March 31, 2005

/s/ Kenneth M. Socha
-----------------------
Kenneth M. Socha           Director                            March 31, 2005

/s/ William E. Stanton
-----------------------
William E. Stanton         Director                            March 31, 2005