Form 10-Q
period 2005-03-31
BEACON POWER CORP
filed 2005-05-16
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[ X ]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 2005

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ____ No __X__ -

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 6, 2005 was 43,665,143.


                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                                Table of Contents

                                                                                                      Page

PART I.  Financial Information

     Item 1.  Financial Statements.

         Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004 (audited)    1

         Unaudited Consolidated Statements of Operations for the three months ended
             March 31, 2005 and 2004 and for the period from May 8, 1997 (date of inception) to
             March 31, 2005  ......................................................................   2

         Unaudited Consolidated Statements of Cash Flows for three months ended
           March 31, 2005 and 2004 and for the period from May 8, 1997 (date of
           inception) to March 31, 2005 ...........................................................   3

         Notes to Unaudited Consolidated Financial Statements .....................................   5-14

     Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
           Results of Operations ..................................................................   15-27

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ...........................   28

     Item 4.  Controls and Procedures .............................................................   28

PART II.  Other Information

     Item 1.  Legal Proceedings ...................................................................   29
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .........................   29
     Item 3.  Defaults upon Senior Securities .....................................................   29
     Item 4.  Submission of Matters to a Vote of Security Holders .................................   29
     Item 5.  Other Information ...................................................................   29
     Item 6.  Exhibits ............................................................................   30

Signatures ........................................................................................   32



                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                             March 31,       December 31,
                                                                               2005             2004
                                                                            (unaudited)       (audited)
                                                                           -------------    -------------
Assets
Current assets:
     Cash and cash equivalents ........................................   $   3,334,595    $   5,097,188
     Accounts receivable, trade, net ..................................             895           52,105
     Inventory ........................................................            --            222,593
     Unbilled costs on government contracts ...........................         416,705             --
     Prepaid expenses and other current assets ........................         599,658          817,396
                                                                           -------------    -------------
         Total current assets .........................................       4,351,853        6,189,282

Property and equipment, net ...........................................         277,316          258,647
Restricted cash .......................................................         310,011          310,011
Other assets and prepaid financing costs ..............................         354,484          327,646
                                                                           -------------    -------------
Total assets ..........................................................   $   5,293,664    $   7,085,586
                                                                           =============    =============
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .................................................   $     184,947    $     389,189
     Accrued compensation and benefits ................................         196,699          130,609
     Other accrued expenses ...........................................         466,196          393,569
     Accrued contract loss ............................................         320,646             --
     Restructuring reserve ............................................         976,758        1,062,644
                                                                           -------------    -------------
         Total current liabilities ....................................       2,145,246        1,976,011
                                                                           -------------    -------------
Commitments (Note 5)

Stockholders' equity:
     Preferred Stock, $.01 par value; 10,000,000 shares authorized
     no shares issued or outstanding ..................................            --               --
     Common stock, $.01 par value; 110,000,000 shares authorized;
     43,797,143 and  43,788,810 shares issued and outstanding at
     March 31, 2005 and December 31, 2004, respectively ...............         437,971          437,888
     Deferred stock compensation ......................................        (435,712)        (707,167)
     Additional paid-in-capital .......................................     134,424,216      134,411,911
     Deficit accumulated during the development stage .................    (131,178,397)    (128,933,397)
     Treasury stock, 132,000 shares at cost ...........................         (99,660)         (99,660)
                                                                           -------------    -------------
         Total stockholders' equity ...................................       3,148,418        5,109,575
                                                                           -------------    -------------
Total liabilities and stockholders' equity ............................   $   5,293,664    $   7,085,586
                                                                           =============    =============
        See notes to unaudited consolidated financial statements.


                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                               Cumulative from
                                                                                 May 8, 1997
                                                                             (date of inception)
                                                Three months ended March 31,   through March 31,
                                                    2005              2004           2005
                                              -------------    -------------    -------------
Revenue ...................................   $     636,134    $      57,408    $   1,512,012
Cost of goods sold ........................         670,507           75,779        2,128,376
                                              -------------    -------------    -------------
Gross profit ..............................         (34,373)         (18,371)        (616,364)

Operating expenses:
     Selling, general and administrative ..       1,172,379        1,076,262       33,428,353
     Research and development .............         486,238        1,048,240       54,361,783
     Loss on sales and contract commitments         547,707             --            923,681
     Depreciation and amortization ........          18,191           46,587        4,156,157
     Restructuring charges ................            --               --          2,159,280
     Loss on impairment of assets .........            --               --          4,663,916
                                              -------------    -------------    -------------
           Total operating expenses .......       2,224,515        2,171,089       99,693,170
                                              -------------    -------------    -------------
Loss from operations ......................      (2,258,888)      (2,189,460)    (100,309,534)

Other income (expense):
Interest income ...........................          14,888           40,583        3,897,763
Interest expense ..........................            --               --         (1,093,703)
Gain on sale of investment ................            --               --          3,562,582
Other income (expense) ....................          (1,000)             150         (229,311)
                                              -------------    -------------    -------------
     Total other income (expense), net ....          13,888           40,733        6,137,331
                                              -------------    -------------    -------------
Net loss ..................................      (2,245,000)      (2,148,727)     (94,172,203)

Preferred stock dividends .................            --               --        (36,825,680)
Accretion of convertible preferred stock ..            --               --           (113,014)
                                              -------------    -------------    -------------
Loss to common shareholders ...............   $  (2,245,000)   $  (2,148,727)   $(131,110,897)
                                              =============    =============    =============
Loss per share, basic and diluted .........   $       (0.05)   $       (0.05)
                                              =============    =============
Weighted-average common shares outstanding       43,792,791       43,121,702
                                              =============    =============

            See notes to unaudited consolidated financial statements.


                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                             Cumulative from
                                                                                               May 8, 1997
                                                                                           (date of inception)
                                                               Three months ended March 31,   through March
                                                                   2005            2004         31, 2005
                                                              ------------    ------------    ------------
Cash flows from operating activities:
     Net loss .............................................   $ (2,245,000)   $ (2,148,727)   $(94,172,203)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization .....................         18,191          46,587       4,156,158
        Loss on sale of fixed assets ......................           --              --           196,169
        Impairment of assets ..............................           --              --         4,654,213
        Restricted cash ...................................           --              --          (310,011)
        (Expenses paid) restructuring charge ..............        (85,886)        (85,886)        976,758
        Reserve for officers note .........................           --              --           102,044
        Interest expense relating to issuance of warrants .           --              --           371,000
        Non-cash charge for change in option terms ........           --              --           346,591
        Non-cash charge for settlement of lawsuit .........           --              --           303,160
        Amortization of deferred consulting expense, net ..           --              --         1,160,784
        Amortization of deferred stock compensation .......        278,010         349,401       2,268,868
        Options and warrants issued for consulting services           --              --         1,585,654
        Services and interest expense paid in preferred
        stock .............................................           --              --            11,485
        Gain on sale of investments .......................           --              --        (3,562,582)
     Changes in operating assets and liabilities:
        Accounts receivable ...............................         51,210          30,161            (895)
        Inventory .........................................        222,593        (368,102)           --
        Unbilled costs under government contracts .........       (416,705)           --          (416,705)
        Prepaid expenses and other current assets .........        217,738         178,887        (801,362)
        Accounts payable ..................................       (204,242)        217,084         184,947
        Accrued compensation and benefits .................         66,090          60,563         196,699
        Accrued interest ..................................           --              --           275,560
        Dividend receivable ...............................           --           (23,742)           --
        Accrued contract loss .............................        320,646            --           320,646
        Other accrued expenses and current liabilities ....         72,627         (81,863)        474,866
                                                              ------------    ------------    ------------
           Net cash used in operating activities ..........     (1,704,728)     (1,825,637)    (81,678,156)

Cash flows from investing activities:
     Purchase of investments ..............................           --              --        (1,190,352)
     Sale of investments ..................................           --              --         4,752,934
     Increase in other assets .............................           --              --          (412,072)
     Purchases of property and equipment ..................        (36,860)        (14,082)     (8,489,413)
     Sale of property and equipment .......................           --              --            71,240
                                                              ------------    ------------    ------------
        Net cash used in investing activities .............        (36,860)        (14,082)     (5,267,663)

Cash flows from financing activities:
     Initial public stock offering, net of expenses .......           --              --        49,341,537
     Payment of dividends .................................           --              --        (1,159,373)
     Shares issued under employee stock purchase plan .....           --              --           128,150
     Exercise of employee stock options ...................          5,833          26,700       1,442,100
     Cash paid for financing costs ........................        (26,838)           --          (354,484)
     Issuance of preferred stock ..........................           --              --        32,868,028
     Repayment of subscription receivable .................           --              --         5,000,000
     Proceeds from capital leases .........................           --              --           495,851
     Repayment of capital leases ..........................           --              --        (1,031,395)
     Proceeds from notes payable issued to investors ......           --              --         3,550,000
                                                              ------------    ------------    ------------
        Net cash (used in) provided by financing activities        (21,005)         26,700      90,280,414

(Decrease) increase in cash and cash equivalents ..........     (1,762,593)     (1,813,019)      3,334,595

Cash and cash equivalents, beginning of period ............      5,097,188       8,909,261            --
                                                              ------------    ------------    ------------
Cash and cash equivalents, end of period ..................   $  3,334,595    $  7,096,242    $  3,334,595
                                                              ============    ============    ============

Supplemental disclosure of non--cash transactions:
     Cash paid for interest ...............................   $       --      $       --      $    488,126
                                                              ============    ============    ============
     Cash paid for taxes ..................................   $       --      $      1,956    $     32,000
                                                              ============    ============    ============
     Assets acquired through capital lease ................   $       --      $       --      $    535,445
                                                              ============    ============    ============

            See notes to unaudited consolidated financial statements.

                   BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation ("Beacon" or "the Company") is a development stage company that was incorporated on May 8, 1997. Since its inception, Beacon Power Corporation and its subsidiaries have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, developing alternative power sources. The Company's organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

The Company has experienced net losses since its inception and, as of March 31, 2005, had an accumulated deficit of approximately $131 million and does not expect to become profitable or cash flow positive until at least 2008 and must raise additional funds to execute its business plan and continue as a going concern.

On April 25, 2005 a fund affiliated with Perseus, L.L.C. committed to invest $3 million in the Company, in exchange for approximately 3.5 million shares of common stock, warrants covering up to 1.22 million shares of common stock, exercisable at $1.01 per share and a two year extension of a 1,333,333 warrant, exercisable at $2.25 per share, already held by Perseus. See Note 11 for more information. Based on the Company's current cash usage rates and additional expenditures expected in support of its business plan, the Company has adequate cash to fund operations through approximately October, 2005. The Company expects to pursue additional funding as soon as practicable to further support its continuing operations, working capital, flywheel prototype development and new business development. Expenditures under two state government contracts for the development of a one-tenth-power prototype of the Company's Smart Energy Matrix have begun, but further expenditures for full scale development and ramping production capabilities will not be made until additional funding is obtained. In the event that the Company elects to begin full scale development of its Smart Energy Matrix systems, the amount of equity required would increase substantially.

The Company is continuing, on a reduced level, production of its Smart Power M5 inverter product for solar energy applications. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company's business going forward. The Company's inverter inventory valuation was fully reserved during 2004 in the amount of approximately $1,025,000 and a provision for future inverter warranty expenditures of approximately $28,000 was also recorded.

The Company designs, develops, configures and offers for sale, advanced products and services to support more reliable electricity grid operation. Its sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. The Company's Smart Energy Matrix is a design concept for a megawatt-level, utility-grade flywheel-based energy storage solution that would provide sustainable power quality services for frequency regulation, and support the demand for reliable, distributed electrical power. The Company has the following products, which are in varying stages of development, production readiness or low volume production:

o Smart Energy(TM) Matrix - A design concept for a high-power flywheel-based system combining several flywheels with power electronics. The Company believes the Smart Energy Matrix can provide frequency regulation services for use by independent system operators and regional transmission operators to regulate electrical power. The Company also believes that the Smart Energy Matrix can regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced. The Company has a preliminary design for the Smart Energy Matrix and has been awarded contracts by the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) for programs demonstrating the viability of the Company's flywheel based system for frequency regulation of electricity on the power grid. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs. To successfully provide frequency regulation, the Company will need to obtain sufficient funding to complete design of the matrix, develop the flywheel components and power electronics, integrate and test the matrix and establish manufacturing capability for the production of commercial products.

o Smart Energy system - High-energy flywheel-based systems of 2kWh and 6kWh that store electricity for telecommunications, cable systems, computer networks, and Internet market applications have been produced in limited quantities and the Company has sufficient capacity to return to production if market demand occurs. The Company believes that, based on existing Smart Energy technology, it could develop a higher energy 25kWh flywheel system for renewable applications if market interest were sufficient to justify development. The Company has been unable to successfully market its Smart Energy 2kWh and 6kWh at commercially acceptable prices. At this time, the Company expects to use the results of its Smart Energy Matrix demonstration unit to assess market interest in its 25kWh design product and determine whether there is sufficient market demand at prices that would support the additional development activity required for the Company to bring this high energy product to market.

o Smart Power(TM) M5 inverter system - An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use. This product is in low volume production and the Company has sufficient capacity to ramp production if market demand increases. As a result of the market interest in the Company's Smart Energy Matrix design, the Company has redeployed virtually all of its research and development effort from further inverter development to its Smart Energy Matrix flywheel technologies. As a result of this change in focus and lower than anticipated sales volumes of the Smart Power M5, the Company has also reduced its marketing efforts on the Smart Power M5 and has established reserves on its balance sheet for inventories and open purchase commitments. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company's business going forward.


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

The Company has finished the preliminary designs for the Smart Energy Matrix and believes that there is ample market interest in the product to begin full scale development but will not begin significant design or development until additional funds have been obtained. Once begun, the development cycle for completion of this product is expected to be 18 to 24 months and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company will not generate revenues from this product for approximately two to three years after development has commenced.

Smart Energy

The Company has offered for sale its Smart Energy flywheel products, which deliver a low level of power for a long period of time (typically measured in hours). These products include the 2kWh and 6kWh Smart Energy systems, which have demonstrated quality performance and reliability at numerous sites. The Smart Energy products are tailored to the telecommunications, cable systems, computer networks, and Internet markets. The Company believes that its Smart Energy products offer life cycle cost advantages and significant performance improvements over conventional, battery-based back-up power sources. The Company is not actively marketing these products and does not have orders for its Smart Energy products or any inventory of finished products and does not have purchase orders in place with vendors for components. In the event that the Company identifies potential customers and then receives significant customer orders for these products, it will need to place orders for components with vendors and hire and train manufacturing personnel to assemble, inspect and assist in the installation of deliverable units.

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

Revenues, Cost of Goods Sold and Operations

Revenue Although the Company has shipped a limited number of commercial products, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Revenues on its flywheel development contracts are recognized on the percentage of completion basis. The Company's method of revenue recognition on commercial product sales contracts is to recognize revenues when products are delivered to end users. The Company is not currently delivering commercial flywheel products. The Company has been awarded contracts by the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) for programs demonstrating the viability of the Company's flywheel based system for frequency regulation of electricity on the power grid.

NYSERDA - On February 10, 2005 the Company was awarded a research and development contract from the New York State Energy Research and Development Authority (NYSERDA) under a joint initiative between the U.S. Department of Energy (DOE) Energy Storage Research Program and NYSERDA, entitled "Grid
Frequency Regulation by Recycling Energy in Flywheels," to demonstrate an advanced energy storage solution for frequency regulation and grid stability in New York State. The contract requires the Company's flywheel based system to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.4 million, of which, approximately $385,000 consists of inventories the Company had previously expensed, and will produce approximately $645,000 of revenue, nearly all of it in 2005. Under the contract, the Company will demonstrate a one-tenth-power prototype of the Company's planned megawatt-level system, known as the Smart Energy Matrix. The demonstration will integrate the Company's flywheels and associated power electronics into the distribution power grid.

CEC - On February 14, 2005 the Company was awarded a contract with the California State Energy Resources Conservation and Development Commission (CEC) entitled "Flywheel Energy Storage System for Grid Frequency Regulation," to demonstrate a one-tenth power prototype version of its Smart Energy Matrix advanced energy storage solution for frequency regulation and grid stability. Under the contract, the Company will develop and install a one-tenth scale prototype of the Company's megawatt-level system to demonstrate the potential benefits of using flywheel energy storage to provide frequency regulation of the grid. A successful demonstration of frequency regulation will also serve to demonstrate the system's technical and market feasibility in the grid stabilization market. The contract requires the Company's flywheel based system to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.6 million, of which, approximately $140,000 consists of inventories the company had previously expensed, and is expected to produce approximately $1.2 million of revenue, with the majority of it in 2005.

For the Company's inverter products which are sold to distributors, the Company recognizes revenues based on the sales by its distributors to their customers.

The Company may enter into contracts to research and develop or manufacture products with a loss anticipated at the date the contract is signed. These contracts are entered into in anticipation that profits will be obtained from future contracts for the same or similar products. These loss contracts may provide the Company with intellectual property rights that, in effect, establish it as the sole producer of these products. Anticipated losses on these contracts are recognized at the date the Company becomes contractually obligated. Future losses on contracts are charged to earnings as soon as these losses are known. Estimated costs in excess of revenues are classified under current liabilities as "Accrued contract loss." The Company accounts for its long-term government contracts using the percentage of completion method. Under this method, percentage of completion is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Costs incurred in excess of amounts billed are classified as current assets under "Unbilled costs under government contracts."

Cost of goods sold. The Company costs its products at the lower of cost or market. Any cost in excess of this measurement is expensed in the period in which it is incurred. In addition, the Company continuously evaluates inventory and purchase commitments to insure that levels do not exceed the expected deliveries for the next twelve months. As the Company is in the early stages of production, its actual manufacturing costs incurred currently exceed the fair market value of its products. The Company provides a five-year limited product warranty for its Smart Power M5 product line and accrues for estimated future warranty costs in the period in which the revenue is recognized.

Operations. The Company has experienced net losses since its inception and, as of March 31, 2005, had an accumulated deficit of approximately $131 million. The Company's business strategy is to continue to seek Government contracts to demonstrate the application of its flywheel technologies and identify and review possible acquisitions or mergers of companies with complementing technologies or markets. The Company expects to use the results of its Government contracts to validate its technologies and expand relationships it is developing to gain market access for the Company's future products for the renewable energy industry. The Company believes that there is sufficient market interest to begin full-scale development of its Smart Energy Matrix, however the Company will not begin full-scale development until it has obtained additional funds. For other contemplated flywheel-based systems the Company will continue to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in the Company's products, the Company will seek to obtain additional funds to complete prototype development and production of identified products. To continue as a going concern the Company must raise additional funds by October, 2005. The Company does not expect to become profitable or obtain positive operating cash flow before 2008 and may not achieve positive cash flow even at that point or beyond.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2004. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Going concern.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenues and incurred losses of approximately $131 million since its inception and losses in the three months ending March 31, 2005 in the amount of approximately $2,245,000. At March 31, 2005, the Company had approximately $3,335,000 of cash and cash equivalents on hand. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 25, 2005 a fund affiliated with Perseus, L.L.C. committed to invest $3 million in the Company, in exchange for approximately 3.5 million shares of common stock, warrants covering up to 1.22 million shares of common stock, exercisable at $1.01 per share and a two year extension of a warrant to purchase 1,333,333 shares of common stock, exercisable at $2.25 per share, already held by Perseus. See Note 11 "Subsequent events" for a more detailed description of this financing arrangement.

Based on the Company's current cash usage rates and additional expenditures expected in support of its business plan, the Company's existing cash balances plus the Perseus investment are adequate to fund operations through approximately October, 2005. The Company plans to pursue additional funding as soon as practicable to further support its continuing operations, working capital, flywheel prototype development and new business development. In the event that the Company elects to begin full scale development of its Smart Energy Matrix systems, the amount of cash required would increase substantially.

The Company recognizes that its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on the Company's ability to obtain additional funding,  and in the long  term,  on the  success  of the  Company's  identified products to obtain a share of the target market and the establishment of new markets in which its technologies could provide competitive products. The Company believes that the successful achievement of these initiatives should provide it with sufficient resources to meet its cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, and has incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of the Company.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2004. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3. Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances include the following amounts:

                                       March 31, 2005        December 31, 2004
                               -----------------------   ----------------------
Raw materials                           $          -          $     176,349
Work in progress                                   -                 46,244
Finished goods                                     -                      -
                               -----------------------   ----------------------
Inventories, net                        $          -          $     222,593
                               =======================   ======================

As of March 31, 2005, inventory of approximately $348,000 is included as part of "Unbilled costs on government contracts" in the Company's consolidated balance sheet. Any inventories not associated with the Company's government contracts were previously reserved.


Note 4.  Property and Equipment

Property and equipment are stated at cost and consist of the following:

                                                                  Estimated
                                                                   Useful       March 31,     December 31,
                                                                    Lives          2005           2004
                                                                  ----------   -----------    -----------
Machinery and equipment .......................................   5 years      $   573,435    $   571,198
Service vehicles ..............................................   5 years           16,762         16,762
Furniture and fixtures ........................................   7 years          296,652        296,652
Office equipment ..............................................   3 years        1,431,184      1,396,562
Leasehold improvements ........................................   Lease term       533,352        533,352
Equipment under capital lease obligations .....................   Lease term       918,285        918,285
                                                                               -----------    -----------
     Total ....................................................                $ 3,769,670    $ 3,732,811
Less accumulated depreciation and amortization ................                 (3,492,354)    (3,474,164)
                                                                               -----------    -----------
     Property and equipment, net ..............................                $   277,316    $   258,647
                                                                               ===========    ===========

Note 5.  Commitments

The Company's principal contractual obligations as of March 31, 2005 are as follows:

                                                                Cash payments due during the
                                                                   year ended December 31,
                                         Nine months ending    -----------------------------
Description of commitment                December 31, 2005          2006             2007       Thereafter          Total
-------------------------------------  ----------------------  -------------  --------------  -------------  ---------------
Operating leases ....................               375,269         529,413         397,059              -        1,301,741
Non-cancelable purchase orders ......               215,295               -               -              -          215,295
                                      ----------------------   -------------  --------------  -------------  ---------------
Total commitments                                   590,564         529,413         397,059              -        1,517,036
                                      ======================   =============  ==============  =============  ===============

The Company leases office and light manufacturing space under an operating lease through September 30, 2007. At March 31, 2005, the Company has provided the lessor with an irrevocable letter of credit with a balance of $310,011 which is reduced annually during the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

The Company has firm non-cancelable purchase commitments with its suppliers to fulfill its Smart Power M5 production requirements and to satisfy contractual obligations for its research and development programs in the amount of approximately $215,295. In the fourth quarter of 2004 the Company fully reserved all contractual obligations related to its Smart Power M5 purchase commitments.

Legal Proceedings. The Company may be subject to various legal proceedings, many involving routine litigation incidental to its business. The outcome of any legal proceeding is not within the complete control of the Company, is often difficult to predict and may be resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies are very complex and require the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both (1) probable and known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

On August 16, 2004, Ricardo and Gladys Farnes, and TLER Associates, Ltd. a Bahamas corporation ("TLER"), delivered a complaint to the Company, naming as defendants, the Company, John Doherty, Richard Lane, and unidentified individuals and corporations. The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada, where it is pending. The complaint alleges that in 2001, defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company, and (b) thereafter, posted on the internet defamatory and personal information concerning the plaintiffs. The plaintiffs do not allege any specific amount of damages, and instead assert that damages exceed $10,000. The Company has answered the complaint, denying its material allegations, and is vigorously defending, including by filing a motion for summary judgment seeking dismissal of all counts against the Company in the complaint. Although the outcome of this matter cannot yet be determined, the Company does not expect that the ultimate costs to resolve this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows and accordingly, no liability has been recorded.

Note 6.  Common Stock

Shareholder Rights Agreement. In September 2002, and amended as of December 27, 2002 the Company's Board of Directors approved a Rights Agreement, under which, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of the Company's newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of the outstanding common stock, or in the event that the Company is acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Reserved Shares. At March 31, 2005 and December 31, 2004, 11,593,470 and 11,601,803 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively. The following schedule shows warrants outstanding as of March 31, 2005:

                                                        Strike     Issued and
Warrant Class           Grant Date    Expiration Date    Price    Outstanding
--------------------- -------------- ---------------- ---------- --------------
Class E                    4/7/2000         4/7/2005     $ 1.25        510,672
Class F                   5/23/2000        5/23/2005     $ 2.25      3,222,221
Class F (extended)        5/23/2000        5/23/2007     $ 2.25      1,333,333
F Financing (Bridge)      4/21/2000        4/21/2005     $ 2.10         58,000
Consultants                8/2/2000         8/2/2005     $ 6.00         20,000
GE (CR&D)                10/24/2000       10/24/2005     $ 2.10        120,000
--------------------- -------------- ---------------- ---------- --------------
Total Warrants                                                       5,264,226
                                                                ===============

Note 7.  Related Party Transactions

Loan to Officer. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a director of and consultant to the Company. This advance is interest bearing and secured by Mr. Stanton's holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004, Mr. Stanton was paid approximately $80,000 of consulting fees by the Company, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance. Through March 31, 2005, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of March 31, 2005 is $101,000 including current year interest of approximately $1,000 and is fully reserved; however, it has not been cancelled. Mr. Stanton continues to serve as a director of the Company.

Perseus Investment. On April 25, 2005 a fund affiliated with Perseus, L.L.C. committed to invest $3 million in the Company, in exchange for approximately 3.5 million shares of common stock, warrants covering up to 1.22 million shares of common stock, exercisable at $1.01 per share and a two year extension of a warrant to purchase 1,333,333 shares of common stock, exercisable at $2.25 per share, already held by Perseus. See Note 11 "Subsequent Events" for a more detailed description of this financing arrangement.


Note 8. Restructuring Charges

Restructuring and asset impairment charges. The Company's initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. Therefore, in December, 2003, the Company recorded a non-cash asset impairment charge of $0.4 million in order to reduce the carrying amount of its flywheel related patents and patents pending as the estimated future cash flows anticipated from these assets were substantially in doubt. Also, in July, 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of its long-term assets were idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, in 2002, incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as "Restructuring Reserve" in the current liabilities section of the balance sheet.

A summary of the restructuring reserves is as follows:

                                               March 31,
                                  ------------------------------------
                                       2005                2004
                                  ----------------    ----------------
Beginning balance                     $ 1,062,644         $ 1,406,191
Charges for the period                          -                   -
Payments                                 (85,886)            (85,886)
                                  ----------------    ----------------
Ending balance                         $  976,758         $ 1,320,305
                                  ================    ================


Note 9.  Stock-Based Compensation

The Company's stock option plan provides for the granting of stock options to purchase up to 9,000,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company with terms of up to 10 years. Under the terms of the option plan, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

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


                                               Three months ended March 31,
                                                  2005            2004
                                              ------------ --------------
Net loss to common shareholders as reported   $(2,245,000)   $(2,148,727)
Pro forma compensation expense ............        82,686         92,867
                                              -----------    -----------
Net loss--pro forma .......................   $(2,327,686)   $(2,241,594)
Loss per share--as reported ...............   $     (0.05)   $     (0.05)
Loss per share--pro forma .................   $     (0.05)   $     (0.05)

Restricted Stock Units

In 2003 the Company put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 and 2004. Based on the Company's need to conserve cash and the desire to retain its professional staff, the Company determined that it would be in the best interest of it, its employees, and its stockholders to implement a stock-based Deferred Compensation Plan.

The LTIP has eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby the Company establishes goals that are strategically aligned to the Company's performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 738,921 and 667,151 RSUs for the fiscal years ended December 31, 2004 and 2003, respectively, which are not available for exercise until satisfaction of the quarterly vesting period during the following calendar year. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's Income Statement. Compensation expense recorded for the three months ending March 31 was $278,010 and $349,401 for 2005 and 2004, respectively.

Note 10.  Income Taxes

At December 31, 2004 the Company had approximately $81 million of net operating loss carry forwards which begin to expire in 2012 and additional research and development tax credits. Valuation allowances have reduced the potential benefits from the use of these carry forwards to zero as their future utilization is not assured.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit, in the future, the amount of net operating loss carry forwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change. The Company's agreement to effect a business combination with NxtPhase T&D Corporation (see Note 11) may limit the value of these tax loss carry-forwards, but the Company has not yet made an assessment of this limitation.

Note 11.  Subsequent Events

On April 22, 2005 the Company entered into an agreement to acquire NxtPhase T&D Corporation ("NxtPhase"), a privately held Canadian supplier of digital and fiber optic products for electric power and grid monitoring and control. Under terms of the agreement, the Company will acquire NxtPhase for approximately 15.7 million new common shares of the Company (subject to adjustment as described in the agreement), which will be distributed to NxtPhase stockholders. Also, immediately after closing, the Company will grant restricted stock units for approximately 2.7 million new common shares of the Company's common stock to the NxtPhase employees. As of April 22, 2005, the closing bid price of the Company's shares as reported on The Nasdaq Small Cap Market was $0.84 per share. The proposed acquisition is subject to approval by the stockholders of both the Company and NxtPhase, and also requires regulatory approval. This agreement results from introductions made by Perseus, L.L.C., which is an affiliate of both the Company and NxtPhase.

NxtPhase manufactures and markets optical sensors to measure current and voltage, protective relays and digital fault recorders - all key components for reliable electrical grid operation. NxtPhase sensors are gaining market acceptance and are protected by a portfolio of more than 20 owned or licensed patents. Headquartered in Vancouver, British Columbia, NxtPhase has sales and manufacturing operations in the U.S. and Canada. Following the acquisition, NxtPhase will operate as a wholly owned subsidiary of the Company and will retain the NxtPhase brand name.

Many of NxtPhase's products are in the early stages of development or production, and as such, NxtPhase does not yet have revenues sufficient to offset its cost of sales and operating costs. NxtPhase and its predecessor have incurred losses since their inception.

On April 25, 2005 a fund affiliated with Perseus, L.L.C. committed to invest $3 million in the Company, in exchange for approximately 3.5 million shares of common stock, warrants covering up to 1.22 million shares of common stock, exercisable at $1.01 per share and a two year extension of a warrant to purchase 1,333,333 shares of common stock, exercisable at $2.25 per share, already held by Perseus. Based on the Company's current cash usage rates and additional expenditures expected in support of its business plan, the Company has adequate cash to fund operations through approximately October, 2005. The Company plans to pursue additional funding as soon as practicable to further support its continuing operations, working capital, flywheel prototype development and new business development. In the event that the Company elects to begin full scale development of its Smart Energy Matrix systems, the amount of cash required would increase substantially.

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

Critical accounting policies and estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates the Company's estimates and assumptions including but not limited to those related to revenue recognition, asset impairments, inventory valuation, warranty reserves, contract losses and other assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Government Contract Revenue Recognized on the Percentage-of-Completion Method. The Company recognizes contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses are recognized in the period in which they are determined. Revenues recognized and/or costs incurred in excess of amounts billed are classified as current assets and included in "Unbilled costs on government contracts" and amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under "Advance billings on contracts" in the Company's consolidated balance sheets. Provisions for contract losses are included in current liabilities as "Accrued contract loss." Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

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

Overview

The Company's initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunications applications. With the weakening of the telecommunications market, which began in 2001, the Company recognized that its Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues. With that recognition, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving the Company's intellectual properties and maintaining the integrity of its public company requirements while evaluating all potential product markets for the Company's technologies and considering acquisitions or mergers that could lead to increased shareholder value. The Company has:

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

(ii) pursued additional development and design contracts for a variety of applications by government agencies. The Company has been successful in obtaining two small contracts and is continuing its efforts to obtain additional research and development funding; and

(iii)entered into an agreement on April 22, 2005 to acquire NxtPhase T&D Corporation ("NxtPhase"), a privately held Canadian supplier of digital and fiber optic products for electric power and grid monitoring and control.

On April 25, 2005 an aggregate of $4.5 million of equity financing was committed to the combined operations of the Company and NxtPhase by a fund affiliated with Perseus, L.L.C. Included in this amount is $2.9 million in exchange for approximately 3.5 million shares of common stock, warrants covering up to 1.22 million shares of common stock, exercisable at $1.01 per share and $0.1 million to extend by two years (until May 23, 2007) a preexisting warrant, covering 1,333,333 shares of common stock at an exercise price of $2.25 per share. Also included in the Perseus commitment is $1.5 million to fund NxtPhase operations during and after the acquisition by the Company. Based on the Company's current cash usage rates and additional expenditures expected in support of its business plan, and the Perseus investment, the Company has adequate cash to fund its own operations through approximately October, 2005.

The Company has been advised by Perseus and NxtPhase management that with the above $1.5 million of additional financing, NxtPhase has sufficient cash to fund its operations through approximately December, 2005.

The Company expects to pursue additional financing in 2005 to fund:

o        continuing as a going concern;
o        ongoing research and development of the Smart Energy Matrix;
o        completing the NxtPhase transaction;
o        working capital requirements; and
o        developing new business.

In the event that the Company elects to begin full scale development of its Smart Energy Matrix flywheel system, the amount of equity required would increase substantially. The Company believes that there is ample market interest for its Smart Energy Matrix but will not begin full scale development until it obtains sufficient funding.

From inception through March 31, 2005, the Company has incurred losses of approximately $131.0 million. The Company expects to continue to incur losses as it expands its product development, commercialization program, and expansion of its manufacturing capabilities.

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


Results of operations:

Comparison of three months ended March 31, 2005 and 2004

                                             Three months ended March 31,
                                           2005    2004  $ Change   % Change
                                        ------- -------- --------- ----------
                                                     (in thousands)
Revenues .............................   $  636   $   57   $  579      1016%
Cost of goods sold ...................      671       76     (595)      783%
Selling, general and administrative ..    1,172    1,076      (96)        9%
Research and development .............      486    1,048      562        54%
Loss on sales and contract commitments      548     --       (548)        0%
Depreciation and amortization ........       18       47       29        62%
Interest and other income, net .......       14       41      (27)       66%


Revenues. For the three months ending March 31, 2005, the Company recorded revenues from its development contracts of approximately $620,000 and revenues from the sale of its Smart Power M5 power conditioning systems of approximately $16,000.. Revenues for the three months ending March 31, 2004 were generated from sales of the Company's Smart Power M5.

During the quarter the Company was awarded development contracts with the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) to demonstrate the viability of the Company's flywheel technologies for frequency regulation. The demonstrations will be conducted using one-tenth-power prototypes of the Company's planned megawatt-level system known as the Smart Energy Matrix. Under these contracts, the Company expects to develop and install a system in both California and New York during 2005 to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with CEC and NYSERDA may also demonstrate the system's technical and market feasibility in other large, important, growing markets related to the North American grid.

Cost of Goods Sold. Cost of goods sold for the three months ending March 31, 2005 includes costs incurred to date for the Company's flywheel development contracts in the amount of approximately $617,000, sell through adjustment and warranty accruals for Smart Power M5 inverter product sold of approximately $6,000. Cost of goods sold, for the three months ending March 31, 2004, included costs associated with the sell-through of Smart Power M5 inverters. These costs include materials and direct labor.

Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance and travel costs. Selling, general and administrative expenses totaled approximately $1,172,000 and $1,076,000 for the three months ended March 31, 2005 and 2004, respectively. The increase of approximately $96,000 or 9% is primarily the result of increases in the cost of personnel and benefits and higher professional fees.

Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process. These costs decreased for the three months ending March 31, 2005 over the same period during 2004 due primarily to the allocation of resources from research and development departments to the Company's flywheel development contracts presented in cost of goods sold in the amount of approximately $529,000. As a result, the Company expects its cost of research and development for the duration of these contracts to continue to be lower compared to 2004. The Company expects costs of development of its flywheel systems will be more significant during the last quarter of 2005, once its flywheel development contracts are substantially complete and it begins development of a full scale prototype of the Smart Energy Matrix and it has obtained funding to complete this work. Research and development expenses totaled approximately $486,000 and $1,048,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease of $562,000 or 54% is primarily the result of accounting allocations from research and development to its development contracts.

Loss on Sales and Contract Commitments. The Company has established reserves for anticipated losses on its government contracts with CEC and NYSERDA. Expected losses are approximately $548,000 ($207,000 for CEC and $341,000 for NYSERDA). The reason for the expected losses is the Company's agreement to provide cost sharing dollars in its original contract proposals. The Company did not accrue such losses during 2004. The Company will re-evaluate its loss reserve and make any necessary adjustments as appropriate.

Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company also amortized the Smart Power M5 intellectual property it acquired from Advanced Energy Systems in 2004. Depreciation and amortization totaled approximately $18,000 and $47,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease of $29,000 or 62% is attributable to the decrease in the remaining net book values of the Company's assets.

Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and accrued dividends on the Company's holdings in the Series A Preferred stock of Evergreen Solar, Inc. Interest and Other Income/Expense, net for the three months ended March 31, 2005 was approximately $14,000, compared to approximately $41,000 for the same period in 2004. The decrease of approximately $27,000 in 2005 compared to the prior year is the result of lower interest due to lower cash balances and lower dividends received since the Company sold its Evergreen investment in 2004..


Liquidity and Capital Resources

                                          Quarter ending March 31,
                                           --------------------
                                              2005       2004
                                            -------    -------
                                               (in thousands)
Cash and cash equivalents ...............   $ 3,335    $ 7,096
Working capital .........................     2,207      7,098
Cash provided by (used in)
     Operating activities ...............    (1,705)    (1,826)
     Investing activities ...............       (37)       (14)
     Financing activities ...............       (21)        27
                                            -------    -------
Net decrease in cash and cash equivalents   $(1,763)   $(1,813)
                                            =======    =======
Current ratio ...........................       2.0        3.9
                                            =======    =======

The Company's cash requirements depend on many factors, including but not limited to research and development activities, executing its development contracts, continued efforts to commercialize products, facilities costs, general and administrative expenses, and costs related to raising additional funding and costs related to the NxtPhase transaction. The Company expects to make significant expenditures to fund its operations, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development and production readiness by reducing headcount, development spending and capital expenditures over the past three years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. It has continued to do preliminary design of products for markets under consideration for its flywheel systems. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain additional financing by October 2005 to fund:


o        continuing as a going concern;
o        ongoing research and development primarily related to the Smart Energy
         Matrix;
o        completing the NxtPhase transaction;
o        working capital requirements; and
o        new business development,

If the Company elects to begin full scale development of its Smart Energy Matrix flywheel systems, the amount of cash required would increase substantially.

Net cash used in operating activities was approximately ($1,705,000) and ($1,826,000) for the three months ended March 31, 2005 and 2004, respectively. The primary component to the negative cash flow from operations is from net losses. For the first three months of 2005, the Company had a net loss of approximately ($2,245,000). This included employee stock compensation of approximately $278,000, facility related cash payments charged against restructuring reserves of approximately ($86,000) and depreciation and amortization of approximately $18,000. Changes in operating assets and liabilities generated approximately $330,000 of cash during the first three months of 2005. For the first three months of 2004, the Company had a net loss of approximately ($2,149,000). This included employee stock compensation of $349,000, facility related cash payments charged against restructuring reserves of approximately ($86,000), and depreciation and amortization of approximately $47,000. Changes in operating assets and liabilities generated approximately $13,000 of cash during the first three months of 2004.

Net cash used in investing activities was approximately ($37,000) and ($14,000) for the three months ended March 31, 2005 and 2004, respectively, for the purchase of capital equipment.

Net cash generated/ (used) by financing activities was approximately ($21,000) and $27,000 for the three months ended March 31, 2005 and 2004, respectively. For the first three months of 2005, the cash generated by financing activities of approximately $6,000 related to the exercise of stock options, offset by cash paid for financing costs of ($27,000). For the first three months of 2004, the cash generated by financing activities related to the exercise of stock options in the amount of $27,000.

In the event that the Company elects to begin full-scale development of its Smart Energy Matrix flywheel systems, the amount of cash required will increase substantially. The Company is not expecting to become profitable or cash flow positive until at least 2008 and its ability to continue as a going concern will depend on being able to raise additional cash to fund operations. The Company may not be able to raise these funds, or if it is able to do so, it may be on terms that are adverse to existing stockholders.

On April 25, 2005 a fund affiliated with Perseus, L.L.C. committed to invest $3 million in the Company, in exchange for approximately 3.5 million shares of common stock, warrants covering up to 1.22 million shares of common stock, exercisable at $1.01 per share and a two year extension of 1,333,333 warrants, exercisable at $2.25 per share, already held by Perseus. .

In addition, Perseus is providing $1.5 million to fund NxtPhase operations during and after the acquisition by the Company. The Company has been advised by Perseus and NxtPhase management that with the $1.5 million of additional financing, NxtPhase has sufficient cash to fund its operations through approximately December, 2005.



Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

The Company has a history of losses and anticipates future losses.

     As shown in the unaudited consolidated financial statements, the Company incurred significant losses from operations of approximately $2,245,000 and $2,149,000 for the three months ending March 31, 2005 and 2004, respectively. The Company has an accumulated deficit of $131 million and has incurred net losses in each year since its inception in 1997. The Company is unsure if or when it will become profitable. The size of its net losses will depend, in part, on the growth rate of its revenues and the level of its expenses.

     The Company expects future revenues, if any, to come from a combination of the sale of services related to its Smart Energy Matrix and sales of Smart Energy Matrix units. The Company has no revenues to date from its Smart Energy Matrix. The timing of future revenues, if any, is uncertain.

     The Company expects that it will be several years, if ever, before it will recognize significant revenues from the products it intends to offer and the services it intends to provide. A large portion of its expenses are fixed, including expenses related to facilities, equipment and personnel. In addition, the Company expects to spend significant amounts to fund product development based on its core technologies. The Company also expects to incur substantial expenses to manufacture its Smart Energy Matrix product in the future. As a result, operating expenses may increase significantly over the next several years and, consequently, the Company may need to generate significant additional revenue to achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a consistent basis.

The Company will have limited revenues in the near term. Unless it raises additional funds to operate its business, it may not be able to continue as a going concern, as its cash balances are sufficient to fund operations only through approximately October, 2005.

     The Company intends to focus on further development of the Smart Energy Matrix to provide frequency regulation services and this product will not be available for revenues in the near-term. For the foreseeable future, the Company will have limited revenues, if any, since the Company has not generated any revenue from the Smart Energy Matrix. The Company has incurred significant losses from operations since its inception. The Company had approximately $3,335,000 of cash and cash equivalents on hand at March 31, 2005. On April 25, 2005 a fund affiliated with Perseus, L.L.C. committed to invest $3 million in the Company, in exchange for approximately 3.5 million shares of common stock, warrants covering up to
     1.22 million shares of common stock, exercisable at $1.01 per share and a two year extension of a warrant to purchase 1,333,333 shares of common stock, exercisable at $2.25 per share, already held by Perseus. Based on the Company's current cash usage rates and additional expenditures expected in support of its business plan, the Company has adequate cash to fund operations through approximately October, 2005.

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

The Company's possible inability to continue as a going concern may negatively impact the Company's ability to obtain customers.

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

The Company's stock may be removed from The NASDAQ SmallCap Market System.

     On May 12, 2005, the Company's stock closed at $0.86 per share and had closed below $1.00 per share for 30 consecutive business days. On May 13, 2005 the Company received a letter from Nasdaq dated May 13, 2005 indicating that the Company's common stock has not met the $1.00 minimum bid price requirement for continued listing for the past 30 days and that the Company's common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market, pursuant to Nasdaq Marketplace Rule 4310(c)(4). Therefore in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until November 9, 2005, to regain compliance or face delisting on November 9, 2005. To attain compliance the Company's common stock must close at $1.00 per share or more for a minimum of ten consecutive days before November 9, 2005. In the event that the Company's stock does not meet this requirement, but meets the requirements for inclusion on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c), the Company may be granted an additional 180 calendar day period to regain compliance. There can be no assurance that the Company will continue to meet Nasdaq's SmallCap listing requirements and therefore may no longer be eligible for quotation on The NASDAQ SmallCap Market. Should the Company's stock lose its eligibility to be quoted on the SmallCap Market, it will seek to have its stock quoted on the OTCBB. While the Company knows of no reason that its stock will not be accepted for quotation on OTCBB, it cannot guarantee that acceptance. If the Company's stock is not accepted for listing on the OTCBB, it will be listed on the pink sheets.

The Company has no history of being able to complete development of designs into economically competitive commercially viable products

     The Company has no history of being able to complete development of designs into economically competitive commercially viable products. Examples of the Company's challenges in developing its technologies into commercial products are the following:

     o    it may take longer than  anticipated  to develop  these  services  and products;
     o as there are costs associated with the development of these technically challenging products the economic return may not be adequate to pay for these costs;
     o    the Company must ensure that warranty  expenses are kept to a minimum;
          and
     o    the Company must obtain additional financing.


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

     Although the Company has successfully developed two high energy systems (the 2kWH and 6kWH) that had similar technical challenges, there can be no assurance that the Company will be able to successfully develop the 25kWH system. The successful development of the Company's new 25kWh flywheel system, which is the flywheel system that will be used in the Smart Energy Matrix, involves significant technological and cost challenges, including:

     o it may take longer to develop the software and key hardware components such as the rim, motor, and bearing system;
     o the Company is relying on single-source suppliers to supply key components to meet the Company's engineering requirements, cost objectives and development and production schedules. Specifically:
          o the composite rim, which has four times more volume than the rim in the 6kWh flywheel product;
          o a high speed, vacuum friendly, permanent magnet, high power motor with overall dimensions that will not adversely affect rotor dynamics; and
          o an active magnetic bearing system that supports the rotor over the entire speed range;
     o the Company's ability to develop cost effective designs on schedule for:
          o    rotor-cooling scheme to avoid overheating during operation;
          o cost effective bearings to ensure acceptable vibration levels at all speeds;
          o touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake.
     o    the ability to ramp up and maintain production rates;
     o the cost of developing key components that have significant technical risk;
     o    quality and cost control from key suppliers;


The Company may fail to develop the Smart Energy Matrix.

     The Company's Smart Energy Matrix will integrate up to ten 25kWh flywheels into a common 40 foot shipping container. This effort will pose significant technological and cost challenges including:

     o locating a contract manufacturer to install the flywheels, control electronics, and ancillary equipment, then perform final test and deliver the Smart Energy Matrix to the end user;
     o    resolving  flywheel  vibration   transference  from  one  flywheel  to
          another;
     o    transporting the Smart Energy Matrix safely to customer locations;
     o meeting the technical requirements for interconnection to the utility grid;
     o developing a communication and control system adequate to meet the performance standards of the grid managers; and
     o designing flywheel accessibility in the Smart Energy Matrix for repair and reduce the cost of field service.


Although the market for frequency regulation services is large and growing the Company has not demonstrated its ability to sell into that market.

     The Company believes that the use of its Smart Energy Matrix will be successful in the frequency regulation market. However, this market is being served by well-known utilities and independent service providers that use conventional generators and that have far greater resources than the Company. These utilities and independent service providers are primarily focused on the sale of energy and provide frequency regulation services as a secondary source of revenue. Companies that are providing frequency regulation include Allegheny Energy Supply Company, Commonwealth Chesapeake Company, Dominion Virginia Power, Ingenco Wholesale Power, NRG Power Marketing and Reliant Energy Services.

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

The Company's stockholders may be adversely affected if the Company issues debt securities or additional equity securities to obtain financing.

     If the Company raises additional funds by issuing debt securities or additional equity securities, existing stockholders may be adversely affected because new investors may have superior rights than current stockholders and current stockholders may be diluted.

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

     Should the Company experience significant customer demand for its products or services, it will need to develop or obtain manufacturing capacity to meet quality, profitability and delivery schedules. The Company may need to establish additional manufacturing facilities, expand its current facilities or expand third-party manufacturing. The Company has limited experience in the manufacture of flywheel or inverter systems and there can be no assurance that it will be able to accomplish these tasks, if necessary, on a timely basis to meet customer demand. The Company has taken actions to conserve cash including idling its manufacturing capabilities through headcount reduction, delaying the development of its manufacturing process documentation and halting capital build-out.

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

     The Company's ability to meet its business plan may be adversely affected if the Company cannot attract and retain sales personnel. Competition for skilled sales people is intense and the Company may not be successful in attracting and retaining the sales talent necessary to develop markets and achieve sufficient sales volume to operate profitably.

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

     If the Company cannot reach agreement with Mr. Capp and he elects to leave the Company, pursuant to the terms of the expired employment agreement, if he ceases to be an employee the Company is obligated to pay him a monthly amount until December 31, 2005, equal to the sum of one-twelfth of his base salary at the time of expiration plus one-twelfth of his bonus for the most recent fiscal year. No monthly payment is required after December 31, 2005. If the at-will employment continues after December 31, 2005 but then terminates, no such monthly amount will be paid. As of December 31, 2004, Mr. Capp's base salary was $240,000 annually. Based on the closing bid price of the Company's common stock as of December 31, 2004 as reported on The NASDAQ SmallCap Market, Mr. Capp received a bonus in the amount of $236,800, paid in the form of a grant of 251,391 restricted stock units, pursuant to the Company's Second Amended and Restated 1998 Stock Incentive Plan.

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

There may be other technologies under development that could prevent the Company from achieving or sustaining its ability to sell products or services or to do so at prices that will yield profits.

     There are a number of technology companies in various stages of development, there may be emerging technologies that the Company is unaware of and there may be combinations of technologies in the future. The Company cannot give assurance that some or all of its target markets for the sale of product or services will not be displaced by these emerging technologies.

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

The Company has signed an Agreement to acquire NxtPhase which may cost more or take longer to complete than expected, or not produce the revenues and cash flow expected which may increase the Company's cash usage and thereforer increase the Company's need for additional cash to sustain its operations

     The Company has agreed to acquire NxtPhase and the costs associated with completing the transaction may be greater than expected and the time to complete the transaction may be extended or the transaction may not be approved by NxtPhase stockholders, the Company's stockholders or regualtors. Further if the acquisition is completed NxtPhase may not achieve the revenues and cash flow projections that the Company expects. These factors could shorten the period of time that the Company's cash balances will be sufficient to fund operations. There can be no assurance that this acquisition will be perceived as positive by potential investors and therefore investments necessary to sustain operations may not be realized.

The Company may make acquisitions or mergers which may cost more or take longer to complete than expected, or not produce the revenues and cash flow expected which may increase the Company's cash usage and thereforer increase the Company's need for additional cash to sustain its operations

     The Company has may make acquisitions or mergers and the costs associated with completing these transaction may be greater than expected and the time to complete the transactions may be extended or the transactions may not be approved by stockholders or regulators. Further if acquisition or mergers are completed revenues and cash flow projections that the Company expects may not be achieved. These factors could shorten the period of time that the Company's cash balances will be sufficient to fund operations. There can be no assurance that acquisition or mergers will be perceived as positive by investors and therefore investments necessary to sustain operations may not be realized.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk but not to market risk of principal. At March 31, 2005, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at March 31, 2005, the Company had approximately $540,000 of cash equivalents that were held in interest bearing checking accounts and $2,734,000 invested in interest-bearing money market accounts. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $3,000.

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

                                     PART II

Item 1.  Legal Proceedings

On August 16, 2004, Ricardo and Gladys Farnes and TLER Associates, Ltd., a Bahamas corporation ("TLER"), delivered a complaint to the Company naming as defendants the Company, John Doherty, Richard Lane, and unidentified individuals and corporations. The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada where it is pending. The complaint alleges that in 2001 defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company and (b) thereafter posted on the internet defamatory and personal information concerning the plaintiffs. The plaintiffs do not allege any specific amount of damages and instead merely assert that damages exceed $10,000. The Company has answered the complaint, denying its material allegations, and is vigorously defending, including by filing a motion for summary judgment, seeking dismissal of all counts against the Company in the complaint. Although the outcome of this matter cannot yet be determined, management does not expect that the ultimate costs to resolve this matter will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

On May 13, 2005 the Company received a letter from The Nasdaq Stock Market Listing Qualifications panel stating that the Company has not met the minimum $1.00 per share bid price requirement for 30 consecutive business days and that, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until November 9, 2005, to regain compliance.

Item 6.  Exhibits

    Exhibit
    Number       Description of Document

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

     10.1.16(1)  Lease dated July 14, 2000 between the Company and BCIA New
                 England Holdings LLC.

     10.1.17(1)  Letter Agreement dated October 24, 2000 among the Company, GE
                 Capital Equity Investments, Inc. and GE Corporate Research and Development.

     10.1.18(1)  Form of Director and Officer Indemnification Agreement of the
                 Company.

     10.1.19(4)  Employment Agreement dated December 1, 2003 between the Company and F. William Capp.

     10.1.20(9)  Employment Agreement dated April 25, 2004 between the Company and Matthew L. Lazarewicz.

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

     10.1.22(4)  Form of Restricted Stock Unit Agreement of the Company.

     10.1.23(5)  Assignment dated December 27, 2004 between the Company and CRT
                 Capital Group LLC.

     10.1.24(6)  Agreement dated January 31, 2005 between the Company and the
                 New York State Energy Research and Development Authority.

     10.1.25(7)  Agreement dated January 31, 2005 between the Company and
                 California State Energy Resources Conservation and Development Commission.

     10.1.26(9)  Amendment to employment agreement between the Company and
                 Matthew L. Lazarewicz.

          31.1+ Principal Executive Officer--Certification pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.

          31.2+ Principal Financial Officer--Certification pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.

          32.1+ Principal Executive Officer--Certification pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

          32.2+ Principal Financial Officer--Certification pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(2) Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(3) Incorporated by reference from the Form 10-K filed on March 31, 2003 (File No. 001-16171).
(4) Incorporated by reference from the Form 10-K/A filed on May 17, 2004 (File No. 001-16171).
(5) Incorporated by reference from the Form 8-K filed on December 30, 2004 (File No. 001-16171).
(6) Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(7) Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(8) Incorporated by reference from the Form 8-K/A filed on November 2, 2004 (File No. 001-16171).
(9) Incorporated by reference from the Form 10-K filed on March 31, 2005 (File No. 001-16171).
+        Filed herewith.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BEACON POWER CORPORATION

          Date:  May 16, 2005        By:  /s/ F. William Capp
                                          -------------------
                                     F. William Capp
                                     President and Chief Executive Officer


                 May 16, 2005        By: /s/ James M. Spiezio
                                         -------------------
                                     James M. Spiezio
                                     Vice President of Finance, Chief Financial
                                     Officer, Treasurer and Secretary
                                     Principal Financial Officer