Form 10-Q
period 2005-06-30
BEACON POWER CORP
filed 2005-08-12
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


[ X ]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the quarterly period ended June 30, 2005

                                       or

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

     The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of August 11, 2005 was 48,855,161.

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                                Table of Contents


                                                                          Page
PART I.  Financial Information

     Item 1.  Financial Statements.

         Consolidated Balance Sheets at June 30, 2005 (unaudited) and
         December 31, 2004 (audited)....................................     1

         Unaudited Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004, the six months ended June
         30, 2005 and 2004 and for the period from May 8, 1997 (date of
         inception) to June 30, 2005....................................     2

         Unaudited Consolidated Statements of Cash Flows for six months ended June 30, 2005 and 2004 and for the period from May 8,
         1997 (date of inception) to June 30, 2005......................     3

         Notes to Unaudited Consolidated Financial Statements...........  5-14

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................ 15-27

       Item 3. Quantitative and Qualitative Disclosures about Market
         Risk...........................................................    28

       Item 4.  Controls and Procedures.................................    28

PART II.  Other Information

     Item 1.  Legal Proceedings.........................................    29
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   29
     Item 3.  Defaults Upon Senior Securities...........................    29
     Item 4.  Submission of Matters to a Vote of Security Holders.......    29
     Item 5.  Other Information.........................................    29
     Item 6.  Exhibits..................................................    30

Signatures                                                                  32

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                        June 30, 2005    December 31,
                                                         (unaudited)         2004
                                                        -------------    -------------
Assets
Current assets:
     Cash and cash equivalents .....................   $   3,465,625    $   5,097,188
     Accounts receivable, trade, net ...............         127,415           52,105
     Inventory .....................................            --            222,593
     Unbilled costs on government contracts ........         241,790             --
     Prepaid expenses and other current assets .....         447,707          817,396
                                                        -------------    -------------
         Total current assets                              4,282,537        6,189,282

Property and equipment, net ........................         252,840          258,647
Restricted cash ....................................         310,011          310,011
Investments ........................................         500,000             --
Other assets and prepaid financing costs ...........         559,978          327,646
                                                        -------------    -------------
Total assets .......................................   $   5,905,366    $   7,085,586
                                                        =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ..............................   $     149,481    $     389,189
     Accrued compensation and benefits .............         177,188          130,609
     Other accrued expenses ........................         568,344          393,569
     Accrued contract loss .........................         455,339             --
     Restructuring reserve .........................         890,871        1,062,644
                                                        -------------    -------------
         Total current liabilities                         2,241,223        1,976,011
                                                        -------------    -------------
Commitments (Note 5)

Stockholders' equity:
     Preferred Stock, $.01 par value; 10,000,000
     shares authorized no shares issued or
     outstanding ...................................            --               --
     Common Stock, $.01 par value; 110,000,000 shares
     authorized; 46,666,917 and 43,788,810 shares
     issued and outstanding at June 30, 2005 and
     December 31, 2004, respectively ...............        466,669          437,888
     Deferred stock compensation ...................       (208,470)        (707,167)
     Additional paid-in-capital ....................    136,536,697      134,411,911
     Deficit accumulated during the development stage  (132,943,179)    (128,933,397)
     Treasury stock, 231,146 shares at cost ........       (187,574)         (99,660)
                                                       -------------    -------------
         Total stockholders' equity                       3,664,143        5,109,575
                                                       -------------    -------------
Total liabilities and stockholders' equity .........  $   5,905,366    $   7,085,586
                                                       =============    =============

       See notes to unaudited consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                  Cumulative from
                                                                                                                    May 8, 1997
                                                                                                                      (date of
                                                                                                                     inception)
                                            Three months ended June 30,          Six months ended June 30,        through June 30,
                                              2005              2004              2005              2004                2005
                                          --------------    --------------    --------------    --------------    -----------------
Revenue                                      $  318,304        $  126,484        $  954,438        $  183,891        $   1,830,316
Cost of goods sold                              333,956           308,088         1,004,464           383,867            2,462,333
                                          --------------    --------------    --------------    --------------    -----------------
Gross profit                                    (15,652)         (181,604)          (50,026)         (199,976)            (632,017)

Operating expenses:
     Selling, general and
     administrative                           1,108,571         1,212,428         2,280,949         2,288,690           34,536,923
     Research and development                   150,293           921,266           636,531         1,969,506           54,512,076
     Loss on sales and contract
     commitments                                508,859                 -         1,056,566                 -            1,432,540
     Depreciation and amortization               22,918            43,199            41,109            89,785            4,179,075
     Restructuring charges                            -                 -                 -                 -            2,159,280
     Loss on impairment of assets                     -                 -                 -                 -            4,663,916
                                          --------------    --------------    --------------    --------------    -----------------
           Total operating expenses           1,790,641         2,176,893         4,015,155         4,347,981          101,483,810
                                          --------------    --------------    --------------    --------------    -----------------
Loss from operations                         (1,806,293)       (2,358,497)       (4,065,181)       (4,547,957)        (102,115,827)

Other income (expense):
Interest income                                  17,123            31,247            32,010            71,830            3,914,885
Interest expense                                      -                 -                 -                 -          (1,093,703)
Gain on sale of investment                            -                 -                 -                 -            3,562,582
Other income (expense)                           24,389            61,045            23,389            61,195            (204,922)
                                          --------------    --------------    --------------    --------------    -----------------
     Total other income (expense), net           41,512            92,292            55,399           133,025            6,178,842
                                          --------------    --------------    --------------    --------------    -----------------
Net loss                                     (1,764,781)       (2,266,205)       (4,009,782)       (4,414,932)         (95,936,985)

Preferred stock dividends                             -                 -                 -                 -         (36,825,680)
Accretion of convertible preferred
stock                                                 -                 -                 -                 -            (113,014)
                                          --------------    --------------    --------------    --------------    -----------------
Loss to common shareholders                $ (1,764,781)     $ (2,266,205)     $ (4,009,782)     $ (4,414,932)      $ (132,875,679)
                                          ==============    ==============    ==============    ==============    =================
Loss per share, basic and diluted           $    (0.04)       $    (0.05)       $    (0.09)       $    (0.10)
                                          ==============    ==============    ==============    ==============
Weighted-average common shares
outstanding                                  44,801,287        43,273,817        44,299,825        43,197,760
                                          ==============    ==============    ==============    ==============

          See notes to unaudited consolidated financial statements.


                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                             Cumulative from
                                                                                               May 8, 1997
                                                                                           (date of inception)
                                                                 Six months ended June 30,     through June
                                                                    2005           2004          30, 2005
                                                              --------------  --------------  ---------------
Cash flows from operating activities:
     Net loss .............................................   $ (4,009,782)   $ (4,414,932)   $(95,936,985)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization .....................         41,109          89,786       4,179,076
        Loss on sale of fixed assets ......................         87,365            --           283,534
        Impairment of assets ..............................       (111,754)         (8,241)      4,542,459
        Restricted cash ...................................           --            45,221        (310,011)
        (Expenses paid) restructuring charge ..............       (171,773)       (171,773)        890,871
        Reserve for officer's note ........................           --              --           102,044
        Interest expense relating to issuance of warrants .           --              --           371,000
        Non-cash charge for change in option terms ........           --              --           346,591
        Non-cash charge for settlement of lawsuit .........           --              --           303,160
        Amortization of deferred consulting expense, net ..           --              --         1,160,784
        Amortization of deferred stock compensation .......        483,313         611,652       2,474,171
        Options and warrants issued for consulting services           --              --         1,585,654
        Services and interest expense paid in preferred
        stock .............................................           --              --            11,485
        Gain on sale of investments .......................           --              --        (3,562,582)
     Changes in operating assets and liabilities:
        Accounts receivable ...............................        (75,310)        (17,459)       (127,415)
        Inventory .........................................        222,593        (570,858)           --
        Unbilled costs under government contracts .........       (241,790)           --          (241,790)
        Prepaid expenses and other current assets .........        369,689         289,923        (649,411)
        Accounts payable ..................................       (239,708)         22,050         149,481
        Accrued compensation and benefits .................         46,579          71,230         177,188
        Accrued interest ..................................           --              --           275,560
        Dividend receivable ...............................           --           (26,594)           --
        Accrued contract loss .............................        455,339         455,339
        Other accrued expenses and current liabilities ....        174,775         155,300         577,014
                                                              ------------    ------------    ------------
          Net cash used in operating activities ...........     (2,969,355)     (3,924,695)    (82,942,783)

Cash flows from investing activities:
     Purchase of investments ..............................       (500,000)           --        (1,690,352)
     Sale of investments ..................................           --              --         4,752,934
     Increase in other assets .............................           --              --          (412,072)
     Purchases of property and equipment ..................        (39,713)        (14,082)     (8,492,266)
     Repurchase company stock .............................        (87,914)           --           (87,914)
     Sale of property and equipment .......................         28,800            --           100,040
                                                              ------------    ------------    ------------
        Net cash used in investing activities .............       (598,827)        (14,082)     (5,829,630)

Cash flows from financing activities:
     Initial public stock offering, net of expenses .......           --              --        49,341,537
     Payment of dividends .................................           --              --        (1,159,373)
     Shares issued under employee stock purchase plan .....          1,738           2,276         129,888
     Exercise of employee stock options ...................        189,833          26,700       1,626,100
     Cash paid for financing costs ........................       (232,332)           --          (559,978)
     Issuance of preferred stock ..........................           --              --        32,868,028
     Stock issued for cash ................................      1,977,380            --         1,977,380
     Repayment of subscription receivable .................           --              --         5,000,000
     Proceeds from capital leases .........................           --              --           495,851
     Repayment of capital leases ..........................           --              --        (1,031,395)
     Proceeds from notes payable issued to investors ......           --              --         3,550,000
                                                              ------------    ------------    ------------
        Net cash provided by (used in) financing activities      1,936,619          28,976      92,238,038

(Decrease) increase in cash and cash equivalents ..........     (1,631,563)     (3,909,801)      3,465,625

Cash and cash equivalents, beginning of period ............      5,097,188       8,909,261            --
                                                              ------------    ------------    ------------
Cash and cash equivalents, end of period ..................   $  3,465,625    $  4,999,460    $  3,465,625
                                                              ============    ============    ============

Supplemental disclosure of non--cash transactions:
     Cash paid for interest ...............................   $       --      $       --      $    488,126
                                                              ============    ============    ============
     Cash paid for taxes ..................................   $       --      $      1,956    $     32,000
                                                              ============    ============    ============
     Assets acquired through capital lease ................   $       --      $       --      $    535,445
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

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation ("the Company") was incorporated on May 8, 1997. Beacon Power Corporation and its subsidiaries design, develop, configure and offer for sale advanced products and services to support more stable and reliable electricity grid operation. The Company has a single operating segment, developing alternative sustainable energy storage and power conversion solutions. The Company's organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

The Company has experienced net losses since its inception and, as of June 30, 2005, had an accumulated deficit of approximately $133 million. It does not expect to become profitable or cash flow positive until at least 2008 and must raise additional funds to execute its business plan and continue as a going concern.

On April 22, 2005, the Company entered into an agreement to acquire NxtPhase T&D Corporation ("NxtPhase"), a privately held Canadian corporation. Under terms of the agreement, the Company would, subject to closing conditions, acquire NxtPhase by issuing approximately 15.7 million new shares of common stock of the Company to NxtPhase stockholders. The agreement also requires the company, immediately following closing, to grant restricted stock units for approximately
2.7 million new shares of common stock of the Company to certain of NxtPhase employees. As of April 22, 2005, the closing bid price of the Company's common stock as reported on the Nasdaq Small Cap Market was $0.84 per share. The proposed acquisition is subject to, among other things, approval by the stockholders of both the Company and NxtPhase, and also requires regulatory and court approvals. The agreement expires on December 31, 2005 unless the acquisition of NxtPhase has occurred by that date. This agreement resulted from introductions made by Perseus, L.L.C., which is an affiliate of both the Company and NxtPhase.

The Company has been unable to file a registration statement with the Securities and Exchange Commission, which is necessary to complete the acquisition of NxtPhase, because its prior independent audit firm, Deloitte and Touche, has refused to consent to the inclusion of that firm's audit report on the Company's audited financial statements for 2002 and 2003 in the registration statement. Because of the delay caused by this refusal, the Company is unsure whether it will be able to complete the acquisition of NxtPhase by December 31, 2005. If the acquisition does not occur by then, the acquisition of NxtPhase will not occur unless the Company and NxtPhase agree to extend their agreement on the same or different terms than those discussed above. The Company has engaged Miller Wachman, LLP, its current audit firm, to reaudit its financial statements for 2002 and 2003, but this work may not be accomplished by them in time to permit a registration statement to be filed and to be declared effective by the SEC in order to allow the acquisition of NxtPhase to occur by December 31, 2005 in accordance with the agreement.

NxtPhase develops, manufactures and markets products to improve the stability and reliability of the generation, transmission and distribution of high voltage electric power. NxtPhase sensors are gaining market acceptance and are protected by a portfolio of more than 20 owned or licensed patents. Headquartered in Vancouver, British Columbia, NxtPhase has sales and manufacturing operations in the United States and Canada. If it is acquired by the Company, NxtPhase will operate as a wholly owned subsidiary and will retain the NxtPhase brand name. Many of NxtPhase's products are in the early stages of development or production, and as such, NxtPhase does not yet have revenues sufficient to offset its cost of sales and operating costs. NxtPhase and its predecessor have incurred losses since their inception.

On April 22, 2005, a fund affiliated with Perseus, L.L.C. committed to invest a maximum of $3.0 million in the Company and was granted the option to assign to the Company its right to make a maximum investment of $1,500,000 in NxtPhase T&D Corporation, to be made in three tranches, which was granted in connection with a Preferred Stock Purchase Agreement among NxtPhase and certain of its existing Class A preferred shareholders. The option was granted as part of a proposed acquisition of NxtPhase by the Company and, if exercised by Perseus, required the Company to purchase Class A preferred shares of NxtPhase in exchange for Perseus purchasing shares of the Company's common stock. The $3.0 million investment in the Company by Perseus is to be made in exchange for approximately
3.6 million shares of the Company's common stock, warrants covering up to 0.8 million shares of the Company's common stock, exercisable at $1.008 per share and a two year extension of a warrant to purchase 1,333,333 shares of common stock, exercisable at $2.25 per share, already held by Perseus. The $1.5 million investment by Perseus to fund NxtPhase is to be made in exchange for the receipt by Perseus of approximately 1.8 million shares of the Company's common stock and warrants covering up to 0.4 million shares of the Company's common stock, exercisable at $1.008 per share, and in exchange for the receipt by the Company of approximately 0.3 million shares of NxtPhase Class A preferred stock. The agreement between the Company and Perseus on the NxtPhase related investment contains unwind language in the event that the proposed acquisition of NxtPhase does not occur. This would result in the Company exchanging its NxtPhase Class A preferred stock for shares of its common stock issued to Perseus. On May 24, 2005, Perseus invested $1.4 million in the Company, and also paid $100,000 for the warrant extension. Subsequent to the end of the quarter, on July 26, 2005, Perseus invested the remaining $1.5 million of the $3.0 million investment. On the NxtPhase investment, through June 30, 2005, Perseus invested $.5 million that was invested by the Company into NxtPhase in exchange for .1 million Class A preferred stock. Subsequent to the end of the quarter Perseus invested an additional $.5 million which the Company then invested in NxtPhase T&D for .1 million shares of NxtPhase Class A preferred stock. See Note 6 for more information.

Based on the Company's current cash usage rates, inclusive of the Perseus investments, the Company believes it has adequate cash to fund its operations through approximately December 2005. The Company expects to pursue additional funding as soon as practicable to further support the combined operations, working capital, flywheel prototype development and new business development.

The Company has the following products, which are in varying stages of development, production readiness or low volume production:

     o Smart Energy Matrix - One of the most challenging aspects of today's electric grid is the constant balancing of power demand and production to maintain a stable frequency. This is referred to as frequency regulation. If the amount of power generated and the amount consumed is not in balance at all times, imbalances adversely affect grid stability because they change the frequency of electricity that end users require (60 hertz in the United States). The Company's Smart Energy Matrix is a flywheel-based energy storage system combining high power flywheels with power electronics that is intended to supply frequency regulation services to regional grid operators by supplying and absorbing electricity. It is a long-life, environmentally friendly solution for frequency regulation, with no fuel consumed and no emissions generated.

     In addition to providing frequency regulation services to the grid itself, the Company also believes that the Smart Energy Matrix is well suited to provide services to regulate the frequency of distributed generation facilities, which, due to differences in scale, typically suffer more sudden and dramatic imbalances between power supply and demand than do regional grids.

     The Company has been awarded contracts by the New York State Energy Research and Development Authority (NYSERDA) and the California State Energy Resources Conservation and Development Commission (CEC) to demonstrate frequency regulation of electricity on the power grid. The demonstrations will be conducted using one-tenth-power prototypes of the Company's planned megawatt-level Smart Energy Matrix. Under these contracts, the Company is developing and installing a system in each of California and New York during 2005 to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with NYSERDA and CEC may also demonstrate the system's technical and market feasibility in other large, important, growing markets related to the North American grid. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs.

     The Company's flywheels are unique in that they focus on high energy (kWh), rather than high power (kW). The Company's flywheels can deliver power for approximately 15 minutes. High power flywheels, on the other hand, provide power for a much shorter period of time, generally less than 30 seconds. In addition, on a per-pound basis, the Company's composite flywheel technology delivers nearly 10 times the energy of the best steel flywheels.

     To successfully provide frequency regulation on a commercial scale, the Company will need to obtain sufficient funding to complete design and development of a 25kWh flywheel and its power electronics, integrate and test the units in the matrix and establish manufacturing capability. The 25kWh flywheel is a scaling up of the existing Smart Energy 6 kWh flywheel system.

     o Smart Energy system - The Company has produced in limited quantities high-energy flywheel-based systems of 2kWh and 6kWh that store electricity for telecommunications, cable systems, computer networks, and Internet market applications. The Company has sufficient capacity to return to production if market demand occurs. These units have a cumulative operating time of approximately 500,000 hours.

     o Smart Power(TM) M5 inverter system - The Company's Smart Power M5 inverter system is an electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use. Although it is continuing to sell and support this product, the Company does not believe that inverters will be a significant portion of its business going forward. During the 4th quarter of 2004 the Company recorded a reserve against its entire inverter inventory of approximately $1,025,000 and made a provision for future inverter warranty expenditures of approximately $28,000.

Smart Energy Matrix

The Company's Smart Energy Matrix is designed to provide frequency regulation services. Frequency regulation, traditionally a function provided by integrated utilities, has been a part of the power industry since the industry began. With deregulation, it is one of the several ancillary services that have become a separately identified service with its own established market price. Some of the services are provided under long-term contracts whereas others are provided in a spot market consisting of a daily auction run by some regional grid operators. Suppliers of frequency regulation services include those fossil, hydro and other electricity generators that are willing and able, at short notice, to vary the supply of electricity in a specified amount during a specified period.

Participating generators sell both electricity in their capacities as generators, and sell frequency regulation services using some of their reserve generating capacity. Providing regulation services is qualitatively different than generating electricity, both because the generator's output constantly varies in response to continual signals from the grid operator, and because it is priced differently and sold through a different market. Also, not all generators provide frequency regulation services. Some, such as nuclear power plants, are unable to vary their output in the manner needed to participate in the market. If there is no local competitive market for regulation services, regulation must be provided by local generators. The outputs of those generators must be adjusted to provide sufficient reserves for regulation. This adjustment involves lost potential revenue where output is reduced, or additional cost where output must be increased to operate in an acceptable power range of the generator. In addition, the constant up and down of supplying frequency regulation services is hard on their equipment. Fossil fuel generators suffer more wear and tear from this process than do hydro generators. These costs are not optional if the turbines are required to provide regulation. These costs are simply counted as cost of generating power.

Where local competitive markets exist for frequency regulation, generators have the option of operating at reduced power and providing regulation or operating at a power level that maximizes revenue i.e. 100% power instead of reduced power with reserves for regulation. Many generators prefer to sell electricity and not provide frequency regulation services, because their net financial return from such services is less than for generating electricity, due to the higher operating and maintenance costs that arise from frequency regulation as compared to steady-state generation of electricity. Despite these disadvantages, many generators sell such services both to obtain revenues from whatever portion of their generating capacity is held in reserve, and to offset the amount that that the generator otherwise has to pay to its regional grid operator for frequency regulation services that it has not itself provided to the grid.

Frequency regulation services are contracted through some competitive markets organized by regional transmission organizations, the entities responsible for organizing and maintaining the proper operation of the electric grid. Only part of the U.S. electrical power market is open to competition. For example, there are competitive markets at the PJM Interconnection (serving the Mid-Atlantic States), New York Independent System Operator (NY ISO), New England Regional Transmission Organization (NE RTO), and California Independent System Operator (CAL ISO). The Electricity Reliability Council of Texas Independent System Operator (ERCOT ISO) is only partially open, using competitive bidding for a small fraction of its needs. Frequency Regulation within ERCOT is mostly self provided and not managed through an open market. The Midwest Independent System Operator (MISO), serving North and South Dakota, Michigan, and Missouri, opened to competitive bidding in 2005, and the Company understands that MISO will operate in a manner and scope similar to PJM's frequency regulation auction. On the other hand, for example, in the southeast United States, Georgia Power must provide its own frequency regulation and does not obtain competitive bids because there is no regional transmission organization in this area. The Company intends to become credentialed and qualified to participate in the competitive bidding procurement by PJM and other regional transmission operators. The key qualification for the Company will be to operate a full-size commercial-grade Smart Energy Matrix for evaluation by the regional transmission operators.

The Company believes its Smart Energy Matrix's characteristics match the requirements of the frequency regulation market quite well, as it is designed to quickly draw or absorb excess energy, on very short notice, when generated power exceeds demand and deliver it when demand exceeds supply. The Company will be able to provide a faster response than most service providers because the Company's flywheel systems for supplying or absorbing electricity are inherently faster acting than generators. The Company can perform either of these steps in a fraction of the time it takes a fossil fuel generator to increase or reduce its output. Flywheels actually recycle excess energy when generated power exceeds load and deliver it when load increases. Using the Company's technology, frequency regulation can be addressed for the first time as a primary application - and with higher performance and lower operating costs. Use of the Smart Energy Matrix also should result in significant environmental benefits, both in that frequency regulation could be supplied without directly consuming fuel or generating emissions, and in that fossil fuel generators would be able to operate more efficiently by reducing their frequency regulation services and hence reducing the extra emissions that come from ramping a generating facility up and down to provide those services. Similarly, widespread use of the Company's Smart Energy Matrix may also mean that the most inefficient and highest-cost generators, being the greatest producers of emissions, would reduce their participation in the market to a greater degree than the more efficient producers. The Smart Energy Matrix equipment can also be sited nearly anywhere advantageous to the grid, even within distribution systems. If sited in the distribution systems, additional benefits such as voltage regulation and uninterruptible power can be offered to enhance the value of the product.

Frequency regulation services are provided through a spot or auction market. In these auctions, the regional power authority accepts bidders having the lowest bids up through the highest bids necessary to provide the projected amount of frequency regulation. All of these successful bidders then receive the same, highest accepted bid price, known as the market clearing price. Because all successful bidders receive the market clearing price, if that clearing price provides a bidder with an adequate margin above its costs, a low cost provider can be assured of being part of the successful bidders and having an adequate return on investment by bidding zero. During the several years since the spot market became open to competition, the market clearing price has been well above the Company's anticipated cost to supply the service. Bidders in the frequency regulation auctions are typically fossil fuel generators, and they are constrained from making low bids in the auctions. Fossil fuel generators have increasing fuel costs, high operating and maintenance costs arising from ramping equipment up and down to supply frequency regulation services, and opportunity costs that arise from having used generating capacity to provide frequency regulation services rather than to sell electricity to the grid. Although hydro generators have lower operating and maintenance costs than fossil fuel producers, they are geographically limited. In contrast to the fossil fuel generators, the Smart Energy Matrix has much lower operating and maintenance costs and minimal fuel costs. Consequently, the Company believes that it will always be a successful bidder of frequency regulation services to any regional grid operator that uses an auction market.

The Company believes that the increasing trend towards renewable energy will have an impact on the future of providing frequency regulation in several ways:

1. The variable output of these renewable assets, i.e. fluctuating wind or sun exposure adds to the mismatch variability between generated power and load demand. Additional regulation will be required and demand for regulation will increase.
2. Today's generator assets scheduled for retirement over the next several years tend to be the very assets that provide the lowest cost regulation today. Therefore supply of lower cost regulation will decrease.


The Company has identified additional applications for its Smart Energy Matrix in the distributed generation market. A distributed generation facility is any electrical power source other than the utilities' power grid, including advanced generators such as fuel cells, natural gas engines, wind turbines, photovoltaic arrays and microturbines which usually supply local power to facilities such as hospitals or manufacturing plants. In distributed generation, demand fluctuations are a much higher percentage of power production than is experienced in the power grid, which adversely affects the distributed generator's ability to match supply and demand. The Company's Smart Energy Matrix can be used to regulate the frequency of the distributed generation facility's power in the same way it regulates the frequency of the power grid as described above. The Smart Energy Matrix, because of its extremely fast response time, can respond to demand fluctuations better than the distributed generators and thus provide stability to these micro-grid facilities.

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

Smart Power M5

The Smart Power M5 inverter system for the photovoltaic energy market converts direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. Solar cells contain semi-conducting material that converts sunlight into direct current electricity. The Company's Smart Power M5 inverter system has the capacity to convert direct current electricity into up to 5,000 watts of alternating current. The Company has not been successful in selling a significant number of units of its Smart Power M5 and therefore has shifted virtually all of its development and sales activities from the Smart Power M5 to its Smart Energy Matrix. The Company does not believe that inverters will be a significant portion of its business going forward and is uncertain as to when or at what price it will be able to sell its inventories. In 2004, the Company established a reserve for its entire Smart Power M5 inventory in its financial statements.

Revenues, Cost of Goods Sold and Operations

Revenue. Although the Company has shipped a limited number of commercial products, and recorded revenues from its development contracts, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Revenues on its flywheel development contracts are recognized on the percentage of completion basis. Revenues on commercial product sales contracts are recognized when products are delivered to end users. The Company is not currently delivering commercial flywheel products. The Company has been awarded contracts by the California State Energy Resources Conservation and Development Commission and the New York State Energy Research and Development Authority for programs demonstrating the viability of the Company's flywheel based system for frequency regulation of electricity on the power grid.

NYSERDA - On February 10, 2005, the Company was awarded a research and development contract from the New York State Energy Research and Development Authority (NYSERDA) under a joint initiative between the U.S. Department of Energy (DOE) Energy Storage Research Program and NYSERDA, entitled "Grid Frequency Regulation by Recycling Energy in Flywheels," to demonstrate an advanced energy storage solution for frequency regulation and grid stability in New York State. Under the contract, the Company will demonstrate a one-tenth-power prototype of the Company's planned megawatt-level system, known as the Smart Energy Matrix. The demonstration will integrate the Company's flywheels and associated power electronics into the distribution power grid. The contract requires the Company's Smart Energy Matrix to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.4 million, of which approximately $385,000 consists of inventories the Company had previously expensed, and this expected cost will be partially offset by approximately $645,000 of revenue, nearly all of it in 2005. Through June 30, 2005, the Company has recorded revenue from this project of $121,539 and determined this project to be approximately 18% complete.

CEC - On February 14, 2005, the Company was awarded a contract with the California State Energy Resources Conservation and Development Commission (CEC) entitled "Flywheel Energy Storage System for Grid Frequency Regulation," to demonstrate a one-tenth power prototype version of its Smart Energy Matrix advanced energy storage solution for frequency regulation and grid stability. A successful demonstration of frequency regulation will also serve to demonstrate the system's technical and market feasibility in the grid stabilization market. The contract requires the Company's flywheel based system to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.8 million, of which approximately $140,000 consists of inventories the company had previously expensed, and this expected cost wii be partially offset by approximately $1.2 million of revenue, with the majority of it in 2005. Through June 30, 2005, the Company has recorded revenue from this project of $700,262 and determined this project to be 58% complete.

For the Company's inverter products, which are sold to distributors, the Company recognizes revenues based on the sales by its distributors to their customers.

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

Operations. The Company has experienced net losses since its inception and, as of June 30, 2005, had an accumulated deficit of approximately $133 million. The Company's business strategy is to continue to seek government contracts to demonstrate the application of its flywheel technologies and identify and review possible acquisitions or mergers of companies with complementing technologies or markets. The Company expects to use the results of its government contracts to validate its technologies and expand relationships it is developing to gain market access for the Company's future products for the renewable energy industry. The Company believes that there is sufficient market interest to begin full-scale development of its Smart Energy Matrix, however the Company will not begin full-scale development until it has obtained additional funds. For other contemplated flywheel-based systems the Company will continue to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in the Company's products, the Company will seek to obtain additional funds to complete prototype development and production of identified products. To continue as a going concern the Company must raise additional funds by December, 2005. The Company does not expect to become profitable or obtain positive operating cash flow before 2008 and may not achieve positive cash flow even at that point or beyond.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2004. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Going Concern.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenues and incurred losses of approximately $133 million since its inception including losses in the six months ending June 30, 2005 of approximately $4,010,000. At June 30, 2005, the Company had approximately $3,466,000 of cash and cash equivalents on hand. As more fully described in Note 6, after receiving the $1.5 million investment from Perseus on July 11, 2005, the Company estimates it will have cash to fund its operations through December, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3. Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances include the following amounts:

                                           June 30, 2005   December 31, 2004
                                       ------------------  ------------------
Raw materials ....................   $             --     $          176,349
Work in progress .................                 --                 46,244
Finished goods ...................                 --                   --
                                       ------------------  ------------------
Inventories, net .................   $             --     $          222,593
                                       ==================  ==================

As of June 30, 2005, all inventory is included as part of "Unbilled costs on government contracts" in the Company's consolidated balance sheet. Any inventories not associated with the Company's government contracts were previously reserved.

Note 4.  Property and Equipment

Property and equipment are stated at cost and consist of the following:

                                                                Estimated
                                                                  Useful        June 30,     December 31,
                                                                  Lives           2005           2004
                                                                 ----------   -----------    -----------
Machinery and equipment ......................................   5 years      $   575,663    $   571,198
Service vehicles .............................................   5 years           16,762         16,762
Furniture and fixtures .......................................   7 years          255,939        296,652
Office equipment .............................................   3 years        1,431,809      1,396,562
Leasehold improvements .......................................   Lease term       533,352        533,352
Equipment under capital lease obligations ....................   Lease term       918,285        918,285
                                                                              -----------    -----------
     Total ...................................................                $ 3,731,810    $ 3,732,811
Less accumulated depreciation and amortization ...............                 (3,478,970)    (3,474,164)
                                                                              -----------    -----------
     Property and equipment, net .............................                $   252,840    $   258,647
                                                                              ===========    ===========

Note 5.  Commitments

The Company's principal contractual obligations as of June 30, 2005 are as follows:

                                                       Cash payments due during the
                                                           year ended December 31,
                                  Six months ending     ------------------------------
Description of commitment         December 31, 2005         2006             2007         Thereafter         Total
------------------------------    ------------------    -------------    -------------    -----------    --------------
Operating leases..............        $     255,022       $  529,413       $  397,059              -     $   1,181,494
Non-cancelable purchase
orders........................              203,960                -                -              -           203,960
                                  ------------------    -------------    -------------    -----------    --------------
Total commitments                     $     458,982       $  529,413       $  397,059         $    -     $   1,385,454
                                  ==================    =============    =============    ===========    ==============

The Company leases office and light manufacturing space under an operating lease with a term through September 30, 2007. At June 30, 2005, the Company has provided the lessor with an irrevocable letter of credit with a balance of $310,011, which is reduced annually during the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

The Company has firm non-cancelable purchase commitments with its suppliers to fulfill its Smart Power M5 production requirements and to satisfy contractual obligations for its research and development programs in the amount of approximately $203,960. In the fourth quarter of 2004, the Company fully reserved all contractual obligations related to its Smart Power M5 purchase commitments.

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

On August 16, 2004, Ricardo and Gladys Farnes and TLER Associates, Ltd., a Bahamas corporation ("TLER," and together with Ricardo and Gladys Farnes, the "Plaintiffs"), delivered a complaint to the Company naming as defendants the Company, John Doherty, Richard Lane, and unidentified individuals and corporations. The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and was subsequently removed to the United States District Court for the District of Nevada. The complaint alleged that in 2001 defendants
(a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company and (b) thereafter posted on the internet defamatory and personal information concerning the Plaintiffs. The Plaintiffs did not allege any specific amount of damages and instead merely asserted that damages exceeded $10,000. The Company answered the complaint denying its material allegations.

The Plaintiffs and the Company settled this dispute on July 31, 2005. The Company paid the Plaintiffs a sum of $5,000 and the parties agreed to file a stipulation stating, among other things, that the litigation is dismissed with prejudice. The settlement did not constitute an admission of liability.

Note 6.  Investments

On April 22, 2005, the Company entered into an agreement to acquire NxtPhase T&D Corporation. See Note 1 for more information.

On April 22, 2005 the Company entered into an Investment Agreement with Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C. ("Perseus 2000 Expansion"), and Perseus 2000 Expansion separately entered into a term sheet with NxtPhase. In each of the Investment Agreement and the NxtPhase term sheet, the respective companies have the right to require Perseus 2000 Expansion to purchase shares of such company's capital stock at a price per share as specified in the Investment Agreement and NxtPhase term sheet, respectively. The Investment Agreement also provides that if NxtPhase requires Perseus 2000 Expansion to purchase NxtPhase Class A preferred shares, Perseus 2000 Expansion may assign its obligation to the Company to purchase such NxtPhase Class A preferred shares, so long as Perseus 2000 Expansion purchases an equivalent dollar amount of the Company's common stock, on the terms set forth in the Investment Agreement. The agreement between the Company and Perseus on the NxtPhase related investment contains unwind language in the event that the proposed acquisition of NxtPhase does not occur. This would result in the Company exchanging its NxtPhase Class A preferred stock for shares of its common stock issued to Perseus.

On June 13, 2005, the Company, NxtPhase and Perseus 2000 Expansion completed the first tranche of the NxtPhase investment option of $500,000 whereby (a) the Company purchased 111,111 Class A preferred shares of NxtPhase, (b) Perseus 2000 Expansion purchased 595,238 shares of the Company's common stock and (c) the Company issued to Perseus 2000 Expansion a warrant to purchase up to 138,636 shares of its common stock, at an exercise price per share of $1.008.

This investment in equity securities is classified as available-for-sale and is carried on the balance sheet at cost.

Note 7.  Common Stock

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

Treasury Stock. In May 2005, the board of directors authorized the Company to purchase 99,146 shares of the Company's common stock from its three executive officers at an average market price of $0.89 per share. These shares were originally issued to the officers under the Company's restricted stock unit deferred compensation program described in Note 10. This decision was driven by the Company's policies restricting open market trading by senior personnel who have access to material nonpublic information. As those policies prevent management from selling shares to the market to generate cash to fund the withholding tax obligations that arise from the compensation income which is generated by the restricted stock units, the Company has withheld shares in sufficient quantity to pay tax liability in connection with this first and second installment of restricted stock.

Reserved Shares. At June 30, 2005 and December 31, 2004, 11,337,970 and 11,601,803 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively. The following schedule shows warrants outstanding as of June 30, 2005:

Warrantholder                          Grant Date      Expiration      Strike         Issued and
                                                          Date          Price        Outstanding
---------------------------------    -------------    ------------    -----------    -------------
Class F (extended)                      5/23/2000       5/23/2007     $  2.25           1,333,333
Consultants                              8/2/2000        8/2/2005     $  6.00              20,000
GE (CR&D)                              10/24/2000      10/24/2005     $  2.10             120,000
Perseus 2000 Expansion, L.L.C.          5/24/2005       5/24/2010     $  1.01             800,000
Perseus 2000 Expansion, L.L.C.          6/10/2005       6/10/2010     $  1.01             138,636
                                     -------------    ------------    -----------    -------------
Total Warrants                                                                          2,411,969

Note 8.  Related Party Transactions

Loan to Officer. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a director of and consultant to the Company. This advance is interest bearing and secured by Mr. Stanton's holdings of the Company's common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004 and 2005, Mr. Stanton was paid approximately $80,000 and $6,000, respectively, of consulting fees by the Company, of which, Mr. Stanton paid the Company $21,500 to reduce his outstanding loan balance. Through June 30, 2005, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of June 30, 2005 is $100,544 and is fully reserved; however, it has not been cancelled. Mr. Stanton continues to serve as a director of and consultant to the Company.

On August 5, 2005, Mr. Stanton surrendered options to purchase 76,752 shares of common stock of the Company which were granted to him on October 13, 2004. The Company gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of the Company's common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by the Company to Mr. Stanton as described above.

Perseus Investment. On April 22, 2005, a fund affiliated with Perseus, L.L.C. committed to invest a maximum of $3.0 million in the Company and was granted the option to assign to the Company its right to make a maximum investment of $1,500,000 in NxtPhase T&D Corporation, to be made in three tranches, which was granted in connection with a Preferred Stock Purchase Agreement among NxtPhase and certain of its existing Class A preferred shareholders. The option was granted as part of a proposed acquisition of NxtPhase by the Company and, if exercised by Perseus, required the Company to purchase Class A preferred shares of NxtPhase in exchange for Perseus purchasing shares of the Company's common stock. The $3.0 million investment in the Company by Perseus is to be made in exchange for approximately 3.6 million shares of the Company's common stock, warrants covering up to 0.8 million shares of the Company's common stock, exercisable at $1.008 per share and a two year extension of a 1,333,333 warrant, exercisable at $2.25 per share, already held by Perseus. The $1.5 million investment by Perseus to fund NxtPhase is to be made in exchange for the receipt by Perseus of approximately 1.8 million shares of the Company's common stock and warrants covering up to 0.4 million shares of the Company's common stock, exercisable at $1.008 per share, and in exchange for the receipt by the Company of approximately 0.3 million shares of NxtPhase Class A preferred stock. The agreement between the Company and Perseus on the NxtPhase related investment contains unwind language in the event that the proposed acquisition of NxtPhase does not occur. This would result in the Company exchanging its NxtPhase Class A preferred stock for shares of its common stock issued to Perseus. On May 24, 2005, Perseus invested $1.4 million in the Company, and also paid $100,000 for the warrant extension. Subsequent to the end of the quarter, on July 26, 2005, Perseus invested the remaining $1.5 million of the $3.0 million investment. On the NxtPhase investment, through the end of the quarter Perseus invested $.5 million that was invested by the Company into NxtPhase in exchange for .1 million Class A preferred stock. Subsequent to the end of the quarter Perseus invested an additional $.5 million which the Company then invested in NxtPhase T&D for .1 million shares of NxtPhase Class A preferred stock. See Note 6 for more information.

Treasury Stock. In May 2005, the board of directors authorized the Company to purchase 99,146 shares of the Company's common stock from its three executive officers at market price of $0.89 per share. These shares were issued under the Company's restricted stock unit deferred compensation program described in Note
10. This decision was driven by the Company's policies restricting open market trading by senior personnel who have access to material nonpublic information. As those policies prevent management from selling shares to the market to generate cash to fund the withholding tax obligations that arise from the compensation income which is generated by the restricted stock units, the Company has withheld shares in sufficient quantity to pay tax liability in connection with this first and second installment of restricted stock.


Note 9. Restructuring Charges

Restructuring and asset impairment charges. The Company's initial products were focused on the telecommunications industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecommunications as well as the low price of lead-acid batteries, products competing with those of the Company, the Company has not been successful in selling products into this market. Therefore, in December, 2003, the Company recorded a non-cash asset impairment charge of $0.4 million in order to reduce the carrying amount of its flywheel related patents and patents pending as the estimated future cash flows anticipated from these assets were substantially in doubt. Also, in July, 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of the Company's long-term assets were idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, in 2002, incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as "Restructuring Reserve" in the current liabilities section of the balance sheet.

A summary of the restructuring reserves is as follows:

                                            Six months ended June 30,
                                       ------------------------------------
                                            2005                2004
                                       ----------------    ----------------
Beginning balance                         $  1,062,644        $  1,406,191
Charges for the period                               -                   -
Payments                                     (171,773)           (171,773)
                                       ----------------    ----------------
Ending balance                             $   890,871        $  1,234,418
                                       ================    ================


Note 10.  Stock-Based Compensation

The Company's Second Amended and Restated 1998 Stock Incentive Plan provides for the granting of stock options to purchase up to 9,000,000 shares of the Company's common stock. Options with terms of up to 10 years may be granted to employees, officers, directors and consultants of the Company. Under the terms of the plan, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

The Company accounts for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. In 2002, the Company implemented FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair-value based methods of accounting, which the Company has not adopted at this time.

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


                                       Three months ended June 30,                Six months ended June 30,
                                         2005                2004                 2005                 2004
                                   ----------------- -- ----------------    ----------------- -- -----------------
Net loss to common
shareholders as reported             $  (1,764,781)      $  (2,266,205)       $  (4,009,782)       $  (4,414,932)
Pro forma compensation expense                    -              91,520               82,686              184,387
                                   -----------------    ----------------    -----------------    -----------------
Net loss--pro forma                  $  (1,764,781)      $  (2,357,725)       $  (4,092,468)       $  (4,599,319)
Loss per share--as reported            $     (0.04)        $     (0.05)         $     (0.09)         $     (0.10)
Loss per share--pro forma              $     (0.04)        $     (0.05)         $     (0.09)         $     (0.11)

Restricted Stock Units

In 2003, the Company put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 and 2004. Based on the Company's need to conserve cash and the desire to retain its professional staff, the Company determined that it would be in the best interest of it, its employees, and its stockholders to implement a stock-based Deferred Compensation Plan.

The LTIP eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby the Company establishes goals that are strategically aligned to the Company's performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 738,921 and 667,151 RSUs for the fiscal years ended December 31, 2004 and 2003, respectively, which are not available for exercise until satisfaction of the quarterly vesting period during the following calendar year. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's Income Statement. Compensation expense recorded for the six months ending June 30 was $483,313 and $631,368 for 2005 and 2004, respectively.

Note 11.  Income Taxes

At December 31, 2004 the Company had approximately $81 million of net operating loss carry forwards which begin to expire in 2012 and additional research and development tax credits. Valuation allowances have reduced the potential benefits from the use of these carry forwards to zero as their future utilization is not assured.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit, in the future, the amount of net operating loss carry forwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change. The Company's agreement to effect a business combination with NxtPhase T&D Corporation (see Note 6) may limit the value of these tax loss carry-forwards if that combination occurs, but the Company has not yet made an assessment of this limitation.

Note 12.  Subsequent Events

On July 15, 2005, pursuant to the investment agreement dated as of April 22, 2005, the Company provided Perseus 2000 Expansion a notice exercising its call option requiring Perseus 2000 Expansion to purchase an additional 1,785,714 shares of the Company's common stock for $1.5 million. On July 26, 2005, the Company received $1.5 million from Perseus 2000 Expansion, and issued 1,785,714 shares of the Company's common stock for $0.84 per share. On July 21, 2005, as part of the investment in NxtPhase T&D Corporation, Perseus 2000 Expansion invested $500,000 in exchange for 595,238 shares of the Company's common stock pursuant to the investment agreement. This was the second of three tranches that will total $1.5 million. As more fully described in Note 6, Perseus 2000 Expansion exercised the option to make its investment in the Company, and the Company made a similar investment in NxtPhase. The Company subsequently made an investment in NxtPhase in exchange for 111,111 shares of its Class A preferred stock.

On August 5, 2005, Mr. Stanton repaid his loan from the Company.  See Note 8.

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

The Company recognizes revenues, in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, the Company makes an adjustment to defer revenue until the products are subsequently sold by distributors to their customers.

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

Investments. Marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

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

(ii) pursued additional development and design contracts for a variety of applications by government agencies. The Company has been successful in obtaining two small contracts and is continuing its efforts to obtain additional research and development funding; and

(iii) entered into an agreement on April 22, 2005 to acquire NxtPhase T&D Corporation ("NxtPhase"), a privately held Canadian supplier of digital and fiber optic products for electric power and grid monitoring and control.

On April 25, 2005 a fund affiliated with Perseus, L.L.C. committed to invest $3 million in the Company and an additional $1.5 million in NxtPhase T&D to fund its operations as part of an acquisition of NxtPhase T&D by the Company. See
Note 6 for more information. The Company has been advised by Perseus and NxtPhase management that with the above $1.5 million of additional financing, NxtPhase has sufficient cash to fund its operations through approximately December, 2005.

The Company expects to pursue additional financing in 2005 to fund:

o  continuing as a going concern;
o  ongoing research and development of the Smart Energy Matrix;
o  completing the NxtPhase transaction;
o  working capital requirements; and
o  developing new business.

In the event that the Company elects to begin full scale development of its Smart Energy Matrix flywheel system, the amount of funding required would increase substantially. The Company believes that there is ample market interest for its Smart Energy Matrix.

From inception through June 30, 2005, the Company has incurred losses of approximately $133 million. The Company expects to continue to incur losses as it expands its product development, commercialization program, and establishes its manufacturing capabilities.

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


Results of operations:

Comparison of six months ended June 30, 2005 and 2004

                                                              Six months ended June 30,
                                                   2005           2004        $ Change       % Change
                                                ------------   -----------   -----------    -----------
                                                                    (in thousands)
Revenues                                             $  954        $  184        $  770           418%
Cost of goods sold                                    1,004           384           620           161%
Selling, general and administrative                   2,281         2,289           (8)             0%
Research and development                                637         1,970       (1,333)            68%
Loss on sales and contract commitments                1,057             -         1,057             0%
Depreciation and amortization                            41            90          (49)            54%
Interest and other income, net                           55           133          (78)            59%


Revenues. For the six months ending June 30, 2005, the Company's revenues were as follows:

                                    Percent           Revenue (in
Source                              complete          thousands)
-----------------------------    ---------------    ----------------
CEC Contract                             56.80%           $     700
NYSERDA Contract                         18.82%                 122
Bechtel Bettis Contract                 100.00%                  71
PON 800 Contract                         17.52%                  11
M5 and accessories                          n/a                  50
                                                    ----------------
Total                                                     $     954
                                                    ================

The Company recorded revenue from its development contracts of approximately $904,000 and revenue from the sale of its Smart Power M5 power conditioning systems of approximately $50,000. Revenues for the six months ending June 30, 2004 were primarily generated from sales of the Company's Smart Power M5 in the amount of $103,000 and also from a research and development contract with DARPA of approximately $81,000.

In the first quarter of 2005, the Company was awarded development contracts with the California State Energy Resources Conservation and Development Commission
(CEC) and the New York State Energy Research and Development Authority (NYSERDA) to demonstrate the viability of the Company's flywheel technologies for frequency regulation. The demonstrations will be conducted using one-tenth-power prototypes of the Company's planned megawatt-level system known as the Smart Energy Matrix. Under these contracts, the Company expects to develop and install a system in both California and New York during 2005 to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with CEC and NYSERDA may also demonstrate the system's technical and market feasibility in other large, important, growing markets related to the North American grid. The CEC prototype is complete, and is expected to ship by the end of August 2005.

Cost of Goods Sold. Cost of goods sold for the six months ending June 30, 2005 includes costs incurred to date for the Company's flywheel development contracts in the amount of approximately $981,000, sell-through adjustment and warranty accruals for Smart Power M5 inverter product sold of approximately $23,000. Cost of goods sold, for the six months ending June 30, 2004, included costs associated with the sell-through of Smart Power M5 inverters of $283,000, and costs associated with the revenues recorded on the DARPA flywheel development contract of approximately $101,000.

Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance and travel costs. Selling, general and administrative expenses totaled approximately $2,281,000 and $2,289,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease of approximately $8,000 or 0% is primarily the result of decreases in the cost of personnel and benefits mainly attributable to the Company's RSU plan, and higher professional fees.

Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process exclusive of the Company's development contracts. These costs decreased for the six months ending June 30, 2005 over the same period during 2004 due primarily to the allocation of resources from research and development departments to the Company's flywheel development contracts presented in cost of goods sold. As a result, the Company expects its cost of research and development for the duration of these contracts to continue to be lower compared to 2004. The Company expects costs of development of its flywheel systems will be more significant during the last quarter of 2005, once its flywheel development contracts are substantially complete and it begins development of a full scale prototype of the Smart Energy Matrix and it has obtained funding to complete this work. Research and development expenses totaled approximately $637,000 and $1,970,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease of $1,333,000 or 68% is primarily the result of accounting allocations from research and development expense to its development contracts.

Loss on Sales and Contract Commitments. The Company has established reserves for anticipated losses on its government contracts with CEC and NYSERDA. Expected losses are approximately $1,044,000 ($629,000 for CEC, $341,000 for NYSERDA and $74,000 for others). The Company agreed, in its government contracts, to provide cost sharing dollars. The expected losses increased over the second quarter of 2005 due primarily to additional labor costs associated with the projects. The Company did not accrue such losses during 2004. The Company is continuously evaluating its loss reserve and will make any necessary adjustments as appropriate.

Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company also amortized the Smart Power M5 intellectual property it acquired from Advanced Energy Systems in 2004. Depreciation and amortization totaled approximately $41,000 and $90,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease of $49,000 or 54% is attributable to the decrease in the remaining net book values of the Company's assets.

Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to interest income resulting from cash on hand, accrued dividends on the Company's holdings in the Series A Preferred stock of Evergreen Solar, Inc., and proceeds from the sale of certain capital equipment no longer used. Interest and Other Income/Expense, net for the six months ended June 30, 2005 was approximately $55,000, compared to approximately $133,000 for the same period in 2004. The decrease of approximately $78,000 (59%) in 2005 compared to the prior year is the result of lower interest due to lower cash balances and lower dividends received since the Company sold its Evergreen investment in 2004.


Liquidity and Capital Resources

                                            Six months ended June 30,
                                        ------------------------------------
                                             2005                2004
                                        ----------------    ----------------
                                 (in thousands)
Cash and cash equivalents                   $     3,466         $     4,999
Working capital                                   2,041               7,241
Cash provided by (used in)
     Operating activities                       (2,969)             (3,925)
     Investing activities                         (599)                (14)
     Financing activities                         1,937                  29
                                        ----------------    ----------------
Net decrease in cash and cash equivalents  $    (1,631)        $    (3,910)
                                        ================    ================
Current ratio                                       1.9                 4.0
                                        ================    ================

The Company's cash requirements depend on many factors, including but not limited to research and development activities, executing its development contracts, continued efforts to commercialize products, facilities costs, general and administrative expenses, costs related to raising additional funding and costs related to its mergers and acquisitions. The Company expects to make significant expenditures to fund its operations, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development and production readiness by reducing headcount, development spending and capital expenditures over the past three years. The Company has focused its activities on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. It has continued to do preliminary design of products for markets under consideration for its flywheel systems. Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will need to obtain additional financing by December, 2005 to fund:


o        continuing as a going concern;
o        ongoing research and development primarily related to the Smart Energy
         Matrix;
o        completing the proposed NxtPhase transaction;
o        working capital requirements; and
o        new business development.

If the Company elects to accelerate the development of its Smart Energy Matrix flywheel systems, the amount of cash required would increase substantially, and the Company will not begin this development until it has obtained the required funds.

Net cash used in operating activities was approximately ($2,969,000) and ($3,925,000) for the six months ended June 30, 2005 and 2004, respectively. The primary component to the negative cash flow from operations is from net losses. For the first six months of 2005, the Company had a net loss of approximately ($4,010,000). This included employee stock compensation of approximately $483,000, facility related cash payments charged against restructuring reserves of approximately ($172,000), proceeds from the sale of fixed assets, net of reserve of ($24,000) and depreciation and amortization of approximately $41,000. Changes in operating assets and liabilities generated approximately $712,000 of cash during the first six months of 2005. For the first six months of 2004, the Company had a net loss of approximately ($4,415,000). This included employee stock compensation of approximately $612,000, facility related cash payments charged against restructuring reserves of approximately ($172,000), a reduction in restricted cash related to the lease of the Company's facility of approximately $45,000, and depreciation and amortization of approximately $90,000. Changes in operating assets and liabilities used approximately ($76,000) of cash during the first six months of 2004.

Net cash used in investing activities was approximately ($599,000) and ($14,000) for the six months ended June 30, 2005 and 2004, respectively. For the first six months of 2005 the principal uses of cash in investing activities included ($500,000) to invest in NxtPhase, approximately ($40,000) to purchase capital equipment, and approximately ($88,000) to repurchase the Company's common stock from its officers. Sources of investing activities include $29,000 from the sale of capital equipment. For the first six months of 2004, cash used in investing activities was approximately ($14,000) for the purchase of capital equipment.

Net cash generated/(used) by financing activities was approximately $1,937,000 and $29,000 for the six months ended June 30, 2005 and 2004, respectively. For the first six months of 2005, cash generated by financing activities included approximately $1,977,000 from the issuance of common stock pursuant to an investment agreement with Perseus 2000 Expansion, $190,000 related to the exercise of stock options and approximately $2,000 from the employee stock purchase plan, offset by cash paid for financing costs of ($232,000). For the first six months of 2004, the cash generated by financing activities of approximately $29,000 related to the exercise of stock options in the amount of approximately $27,000 and shares issued under the employee stock purchase plan of approximately $2,000.

In the event that the Company elects to begin full-scale development of its Smart Energy Matrix flywheel systems, the amount of cash required will increase substantially. The Company is not expecting to become profitable or cash flow positive until at least 2008 and its ability to continue as a going concern will depend on being able to raise additional cash to fund operations. If the Company is successful in completing the acquisition of NxtPhase its cash needs will increase. Many of NxtPhase's products are in the early stages of development or production, and as such, NxtPhase does not yet have revenues sufficient to offset its cost of sales and operating costs. NxtPhase and its predecessor have incurred losses since their inception. The Company may not be able to raise these funds, or if it is able to do so, it may be on terms that are adverse to existing stockholders.

On May 24, 2005, pursuant to an investment agreement requiring the investment of up to a maximum of $3.0 million in the Company by Perseus 2000 Expansion, Perseus invested $1.4 million in the Company, and also paid $100,000 to extend an existing warrant for two additional years. Subsequent to the end of the quarter, on July 11, 2005, Perseus invested the remaining $1.5 million.

Perseus also committed to invest up to $1.5 million in NxtPhase T&D Corporation. The Company and Perseus agreed that, due to the proposed acquisition of NxtPhase by the Company, Perseus would be able to assign its investment commitment to the Company so that Perseus invests up to $1.5 million in the Company and the Company uses such funds to purchase shares of NxtPhase Class A preferred stock. Through the end of the quarter, Perseus invested $.5 million in the Company that was then invested by the Company into NxtPhase in exchange for .1 million shares of NxtPhase Class A preferred stock. Subsequent to the end of the quarter Perseus invested an additional $.5 million which the Company then invested in NxtPhase T&D. See Note 6 for more information.



Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q:

     FOR THE COMPANY'S BUSINESS STRATEGY TO BE EFFECTIVELY IMPLEMENTED, DEMONSTRATIONS OF ITS SMART ENERGY MATRIX TO NYSERDA AND CEC NEED TO BE SUCCESSFUL.

         The Company's business plan focuses on completing the development of its energy storage solution, the Smart Energy Matrix. As part of this strategy, the Company has entered into agreements with the New York State Energy Research and Development Authority (NYSERDA) and the California State Energy Resources Conservation and Development Commission (CEC) to demonstrate the Smart Energy Matrix using a one-tenth-power prototype for the provision of frequency regulation services to the electric grid. These agreements allow the Company to demonstrate its highly responsive and cost-effective frequency regulation prototype for the electricity grid which is the first application specifically designed to provide grid frequency regulation. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs. If the Company is not successful in demonstrating the anticipated benefits, completing development of the Smart Energy Matrix may be significantly delayed and its business strategy may be considerably harmed.

         THE COMPANY'S ABILITY TO SUCCESSFULLY COMPLETE DEVELOPMENT OF ITS SMART ENERGY MATRIX WILL REQUIRE SUBSTANTIAL FUNDS. ITS STOCKHOLDERS MAY BE ADVERSELY AFFECTED IF THE COMPANY ISSUES DEBT SECURITIES OR ADDITIONAL EQUITY SECURITIES TO OBTAIN FINANCING.

         The Company will require substantial funds to conduct research and development activities, market its products and services, and increase its revenues. The Company anticipates that such funds will be obtained from external sources and intends to seek additional equity or debt to fund future operations. The Company estimates that it will require approximately $24.0 million to complete development of the Smart Energy Matrix and an additional $6.0 million to provide full power prototypes. If the Company is able to raise sufficient funding through equity or debt to begin development in the fourth quarter of 2005, it expects the development to be complete by 2008.

         The Company's actual capital requirements will depend on many factors. If the Company experiences unanticipated cash requirements, it may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may, for example, cause dilution to common stockholders, and/or have liquidation preferences and/or pre-emptive rights. If the Company raises additional funds by issuing debt securities or additional equity securities, existing stockholders may be adversely affected because new investors may have rights superior to current stockholders and current stockholders may be diluted.

         If the Company does not succeed in raising additional funds on acceptable terms, it may be unable to complete planned development for its products and services. In addition, the Company could be forced to take unattractive steps, such as discontinuing product development, limiting the services it may offer, reducing or foregoing sales and marketing efforts and attractive business opportunities, or discontinuing operations entirely.

         The Company expects that it will be several years before it will recognize significant revenues from the products it intends to offer and the services it intends to provide. A large portion of its expenses are fixed, including expenses related to facilities, equipment and personnel. In addition, it expects to spend significant amounts to fund product development based on its core technologies. The Company also expects to incur substantial expenses to manufacture its Smart Energy Matrix product in the future. As a result, operating expenses may increase significantly over the next several years and, consequently, the Company will need to generate substantial commercial revenue to achieve profitability. Even if it does achieve profitability, the Company may not be able to sustain or increase profitability on a consistent basis.

         THE COMPANY FACES SIGNIFICANT TECHNICAL CHALLENGES IN COMPLETING THE DEVELOPMENT OF ITS SMART ENERGY MATRIX. THE COMPANY MAY FAIL TO DEVELOP ITS 25KWH GENERATION FLYWHEEL SYSTEM, WHICH IS A CRITICAL REQUIREMENT FOR THE DEVELOPMENT OF THE SMART ENERGY MATRIX, AND EVEN IF IT IS ABLE TO DEVELOP THE 25KWH SYSTEM, IT MAY FAIL TO DEVELOP THE SMART ENERGY MATRIX.

         Although the Company has successfully developed two high energy systems (the 2kWh and 6kWh) that had similar technical challenges there can be no assurance that it will be able to successfully develop the 25kWh system.

        The successful development of the Company's new 25kWh flywheel system, which is the flywheel system that will be used in the Smart Energy Matrix, involves significant technological and cost challenges, including, among other possible challenges:

o it may take longer to develop cost effective designs for key components of the Smart Energy Matrix such as the rim, motor, power electronics and bearing system, and the master controller software;
o development and production delays and/or cost increases may occur because the Company relies on single-source suppliers to supply several key components to meet its engineering requirements, cost objectives and development and production schedules and the Company does not have contracts with all of these suppliers;
o The Company's ability to develop cost effective designs on schedule that will meet system performance requirements such as:

     o    a rotor-cooling scheme to avoid overheating during operation;
     o cost effective bearings to ensure acceptable vibration levels at all speeds; and
     o a touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake;

o    the ability to ramp up and maintain production rates; and
o    quality and cost control from key suppliers.

         There can be no assurance that the Company will be successful in meeting these challenges. In addition, even if the Company is able to develop the new 25kWh flywheel system, it plans to integrate multiple 25kWh flywheels into a common building or container to produce its Smart Energy Matrix. This effort will pose significant technological and cost challenges including, among others:

o    transporting the Smart Energy Matrix safely to customer locations;
o    meeting the technical requirements for interconnection to the utility grid;
     and
o developing a communication and control system adequate to meet the performance standards of the grid managers.

         THE COMPANY HAS A HISTORY OF LOSSES AND ANTICIPATES FUTURE LOSSES AND WILL HAVE LIMITED REVENUES IN THE NEAR TERM. UNLESS IT RAISES ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN AS ITS CASH BALANCES ARE SUFFICIENT TO FUND OPERATIONS ONLY THROUGH APPROXIMATELY DECEMBER, 2005.

         The Company has incurred significant losses from operations since its inception. As shown in its consolidated financial statements, it incurred significant losses from operations of $9,049,000, $9,138,000, and $20,867,000 and cash decreases of $3,812,000, $8,957,000, and $16,335,000, during the years ended December 31, 2004, 2003, and 2002, respectively. Additionally, the Company reported losses of $ 4,010,000 through the six months ending June 30, 2005 and a decrease in cash of $ 1,632,000 through June 30, 2005. The Company is unsure if or when it will become profitable.

         The Company had $3,465,625 of cash and cash equivalents on hand at June 30, 2005. Based on its current cash usage rates and additional expenditures expected in support of its business plan, the Company has adequate cash to fund operations through approximately December, 2005.

         The Company intends to focus on further development of the Smart Energy Matrix to provide frequency regulation services, but this product will not generate revenues in the near-term. The Company expects future revenues to come from a combination of the sale of services related to its Smart Energy Matrix and sales of Smart Energy Matrix units. Other than revenue related to the NYSERDA and CEC agreements in the amount of $1.8 million, the Company has no revenues to date from its Smart Energy Matrix. The timing of future revenues is uncertain.

         Miller Wachman, LLP, the Company's independent auditors, has included an explanatory paragraph related to a going concern uncertainty in their audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2004, which states that "Beacon's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern."

         The Company's financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made any adjustments to its financial statements as a result of the going concern uncertainty. If the Company cannot continue as a going concern, it may have to liquidate its assets and may receive significantly less than the values at which they are carried on its financial statements. Any shortfall in the proceeds from the liquidation of its assets would directly reduce the amounts that holders of the Company's common stock could receive in liquidation.

         THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN MAY NEGATIVELY IMPACT ITS ABILITY TO OBTAIN CUSTOMERS.

         The uncertainty of the Company's ability to continue as a going concern may negatively impact its ability to successfully attract customers for its products because of potential customer's perception that the Company may not be able to provide product support and warranty coverage.

         COMPETITORS IN THE FREQUENCY REGULATION MARKET INCLUDE ESTABLISHED UTILITIES AND INDEPENDENT SERVICE PROVIDERS WITH FAR GREATER RESOURCES THAN THE COMPANY.

         The Company believes that it will be able to provide frequency regulation services using its Smart Energy Matrix at lower cost than other providers. However, this market is being served by well-known utilities and independent service providers that use conventional generators. These utilities and independent service providers are primarily focused on the sale of energy and generally provide frequency regulation as an ancillary service. Although these generators typically prefer to sell energy rather than provide frequency regulation services because, among other things, the sale of energy can provide higher revenues, the Company will be competing with these established generators that have far greater resources than it does. Companies that are currently providing frequency regulation include Allegheny Energy Supply Company, Commonwealth Chesapeake Company, Dominion Virginia Power, Ingenco Wholesale Power, NRG Power Marketing and Reliant Energy Services.

         ALTHOUGH THE MARKET FOR FREQUENCY REGULATION SERVICES IS LARGE AND GROWING, THE COMPANY HAS NOT DEMONSTRATED ITS ABILITY TO SELL INTO THAT MARKET.

         The Company intends to provide frequency regulation services using its Smart Energy Matrix in the spot or auction markets of regional grid operators, such as PJM Interconnection. In order to bid in these markets, one must be qualified to do so. The Company expects to receive the necessary approvals, but there is no assurance it will be successful.

         Even if the Company successfully qualifies to participate in the auction markets, if the structure of these markets changes due to regulatory modifications, the Company's business plan could be adversely affected. The central financial attraction for the Company in the auction market is that it is able to bid electronically into each auction. These auctions yield the same sales price for all successful bidders, a price that historically has been well above the Company's anticipated costs to supply the service. The Company's anticipated advantage is that it can be the lowest cost supplier of frequency regulation services to regional grid operators. If the auction market changes, the Company may be required to change its business plan and there can be no assurance that it will be successful in doing so.

         THE COMPANY'S FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO RETAIN KEY EXECUTIVE OFFICERS.

         Because its future success depends to a large degree on the management provided by the executive officers, the Company's competitiveness will depend significantly on whether it can retain members of its executive team. The Company has employment agreements with Messrs. Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Lazarewicz, Vice President and Chief Technical Officer. The employment agreement between the Company and Mr. Capp, CEO and President, expired on December 31, 2004. Negotiations between Mr. Capp and the Company are ongoing. There can be no assurance that an agreement will be reached with Mr. Capp.

         The Company's ability to effectively implement its business plan depends, to a significant extent, on its ability to retain its executive officers. There can be no assurance that it will be successful in retaining its executive officers.

         If the Company cannot reach agreement with Mr. Capp and his employment is terminated, pursuant to the terms of the expired employment agreement, the Company is obligated to pay Mr. Capp a monthly amount until December 31, 2005, equal to the sum of one-twelfth of his base salary at the time of expiration plus one-twelfth of his bonus for the most recent fiscal year. No monthly payment is required after December 31, 2005. If the at-will employment continues after December 31, 2005 but then terminates, no such monthly amount will be paid. As of December 31, 2004, Mr. Capp's base salary was $240,000 annually. Based on the closing bid price of The Company's common stock as of December 31, 2004 as reported on the NASDAQ SmallCap Market, Mr. Capp received a bonus in the amount of $236,800, paid in the form of a grant of 251,391 restricted stock units, pursuant to the Company's Second Amended and Restated 1998 Stock Incentive Plan.

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

         MARKET VOLATILITY MAY AFFECT THE COMPANY'S STOCK PRICE AND THE VALUE OF AN INVESTMENT IN ITS COMMON STOCK MAY BE SUBJECT TO SUDDEN DECREASES.

         The trading price for the Company's common stock has been, and is expected to continue to be, volatile. The price at which the Company's common stock trades depends upon a number of factors, including its historical and anticipated operating results, market perception of the prospects for companies in its industry and general market and economic conditions, some of which are beyond the Company's control such as instability in the global financial markets due to terrorist attacks, war or other civil disturbances. Factors such as fluctuations in the Company's financial and operating results, changes in government regulations affecting product or service approvals or other aspects of it or its competitors' businesses, announcements of technological innovations or new commercial products by the Company or its competitors, developments concerning key personnel and its intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by the Company or its competitors could also cause the market price of its common stock to fluctuate substantially. The high and low closing prices per share of the Company's common stock on the NASDAQ SmallCap Market were $1.50 and $0.14, respectively, in 2002, $1.54 and $0.16, respectively, in 2003, $1.72 and $0.25, respectively, in 2004, and $3.18 and $0.62, respectively, in this year through August 11, 2005. The average daily trading volume of its common stock on the NASDAQ SmallCap Market was 135,300 shares in 2002, 1,295,400 shares in 2003, 1,259,700 shares in 2004 and 1,580,500 shares this year through June 30, 2005. In the first half of August 2005 the daily trading volume has been significantly higher; on August 8, 2005, more than 29 million shares were traded. During periods of stock market price volatility, share prices of many companies in the Company's industry have often fluctuated in a manner not necessarily related to their individual operating performance. Because the historical trading prices of its common stock were dependent on factors relating solely to the Company on a stand-alone basis, it cannot predict the effect of the plan of arrangement on the trading price of its common stock after the combination. Accordingly, the Company's common stock may be subject to greater price volatility than the stock market as a whole.

         THE COMPANY HAS ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION AND CHANGES IN CONTROL IN ITS BOARD OF DIRECTORS AND MANAGEMENT, AND COULD ADVERSELY AFFECT THE PRICE OF ITS COMMON STOCK.

         Provisions of the Company's Sixth Amended and Restated Certificate of Incorporation, the Company's amended and restated by-laws, the Company's Rights Agreement, adopted in September 2002 and subsequently amended, and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of its management, including transactions in which its stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest.

         The Company's Sixth Amended and Restated Certificate of Incorporation permits its board of directors to issue preferred stock without stockholder approval upon such terms as the board of directors may determine. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the Company's outstanding common stock. Although it has no present intention of issuing any additional preferred stock, an issuance of a substantial number of preferred shares could adversely affect the price of its common stock.

         The Company's Sixth Amended and Restated Certificate of Incorporation also provides for a staggered board of directors divided into three classes. Such a staggered board of directors will make it more difficult for the Company's stockholders to change the composition of the board of directors in any one year, which could have the effect of preventing or delaying a change of control transaction that is not approved by the Company's board of directors.

         In addition, the Company's Sixth Amended and Restated Certificate of Incorporation and its amended and restated by-laws provide that:

     o its directors may only be removed for cause by a majority of the outstanding capital stock entitled to vote in the election of directors;
     o its stockholders do not have the power to call special meetings of stockholders; and
     o the provisions relating to the classified board, removal of directors and calling of special stockholders meetings may only be amended by a 66 2/3% vote of the outstanding shares of common stock, voting together as a single class.

         These provisions make it more difficult for the Company's stockholders to change the composition of the board of directors and approve transactions they may deem to be in their best interests that are not approved by the board of directors.

         Pursuant to a Rights Agreement adopted in September 2002 and subsequently amended, the Company issued rights as a dividend on common stock on October 7, 2002 each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder, Perseus Capital, L.L.C. and its affiliates, that already owned more than 15%) of the Company's outstanding common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void).

         THE COMPANY'S COMMON STOCK MAY BE REMOVED FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD CAUSE THE PRICE TO FALL FURTHER AND DECREASE ITS LIQUIDITY.

         The Company's common stock trades on The NASDAQ SmallCap Market. To continue trading on The NASDAQ SmallCap Market, it must comply with The NASDAQ SmallCap Market's continued listing requirements set forth in Rule 4310(c), which require, among other things, that the Company maintain a minimum closing bid price of $1.00 per share.

         On May 13, 2005, NASDAQ informed the Company that unless the bid price of its common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days by November 9, 2005, the Company's common stock is subject to removal from The NASDAQ SmallCap Market. On June 27, 2005, the Company announced that it had received a letter from NASDAQ stating that because the closing bid price of its common stock had been at $1.00 per share or greater for at least 10 consecutive business days, the Company had regained compliance with Rule 4310(c)(4).

         In addition, NASDAQ's continued listing requirements also require that the Company maintain stockholders' equity of $2.5 million, market value of listed securities of $35 million or net income from continuing operations of $500,000. Because the Company has not yet been able to achieve profitability, it must either maintain the minimum stockholders' equity amount or market value amount. Although it is currently in compliance with both minimum amounts, there is a risk that, unless the Company obtains additional financing in the near future, it will not be able to maintain these requirements.

         If the Company does not continue to satisfy NASDAQ's continued listing requirements, its common stock may be delisted from NASDAQ, or delisted entirely. The delisting of its common stock may result in the trading of the stock on the over-the-counter markets in the so-called "pink sheets" or the NASD's electronic bulletin board. Consequently, a delisting of the Company's common stock from NASDAQ would materially reduce the liquidity of its common stock, not only in the number of shares that could be bought and sold, but also through delays in the timing of the transaction and reductions in securities analysts and media coverage. This may reduce the demand for the Company's stock and significantly destabilize the price of its stock. In addition, a delisting would materially adversely affect the Company's ability to raise additional necessary capital.

         FAILURE TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY COULD IMPAIR ITS COMPETITIVE POSITION.

         Although it is unaware of any challenges to its intellectual property, the Company cannot provide assurance that it has or will be able to maintain a significant proprietary position on the basic technologies used in its flywheel systems. The Company's ability to compete effectively against alternative technologies will be affected by its ability to protect proprietary technology, systems designs and manufacturing processes. The Company does not know whether any of its pending or future patent applications under which it has rights will issue, or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect its technology or processes from competitors. Even if all of its patent applications are issued and are sufficiently broad, they may be challenged or invalidated. The Company could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in its business. The Company does not know whether it has been or will be completely successful in safeguarding and maintaining its proprietary rights.

         Further, its competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to those of the Company. If the Company is found to be infringing on third-party patents, it does not know whether it will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of the Company's systems.

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

         ONGOING COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 MAY REQUIRE ADDITIONAL PERSONNEL OR SYSTEMS CHANGES. ANY WEAKNESSES IDENTIFIED IN ITS INTERNAL CONTROLS AS PART OF THE EVALUATION BEING UNDERTAKEN BY THE COMPANY AND ITS INDEPENDENT PUBLIC ACCOUNTANT PURSUANT TO SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

         Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, as of the fiscal year end December 31, 2005, the Company's independent accountants must report on management's evaluation. The Company is in the process of documenting and testing its system of internal control over financial reporting to provide the basis for its report. At this time, the Company is aware that its financial reporting information systems and point-of-sale information systems require a significant level of manual controls to ensure the accurate reporting of its results of operations and financial position. Upon the completion of its review, certain deficiencies may be discovered that will require remediation. This remediation may require the implementation of certain information systems operating protocols and/or additional manual controls, the costs of which could have a material adverse effect on its business, financial condition and results of operations. Due to the ongoing evaluation and testing of the Company's internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported.

         The Company's business plan may not have sufficient resources identified to ensure ongoing compliance with the Sarbanes-Oxley Act of 2002. Given the limited size of the Company and its cash position, it may not have sufficient resources to satisfy the segregation of duties required for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 or to be compliant, the Company may need to obtain additional funding.

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

         The Company's business exposes it to potential product liability claims that are inherent in the manufacture, marketing and sale of electro-mechanical products, and as such, it may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. The Company cannot provide assurance that its product liability insurance will provide sufficient coverage in the event of a claim. Also, it cannot predict whether it will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect its business, financial condition or the price of its common stock. In addition, negative publicity in connection with the faulty design or manufacture of the Company's products would adversely affect its ability to market and sell its products.

         SAFETY FAILURES BY THE COMPANY'S FLYWHEEL PRODUCTS OR THOSE OF ITS COMPETITORS COULD REDUCE MARKET DEMAND OR ACCEPTANCE FOR FLYWHEEL SERVICES OR PRODUCTS IN GENERAL.

         A serious accident involving either the Company's flywheels or competitors' similar products could be a significant deterrent to market acceptance and adversely affect the Company's financial performance. There is the possibility of accident with any form of energy storage. In particular, if a metal flywheel fails and the stored energy is released, the flywheel could break into fragments that could be ejected at a high rate of speed. However, the Company's flywheels are based on a composite design so that in the event of a failure, its flywheel is expected to fail in a more benign manner.

         IF IT ACQUIRES NXTPHASE, THE COMPANY WILL ISSUE A FIXED NUMBER OF SHARES OF ITS COMMON STOCK IN THE PLAN OF ARRANGEMENT, REGARDLESS OF THE STOCK'S MARKET FLUCTUATIONS PRIOR TO THE EFFECTIVE DATE OF THE PLAN OF ARRANGEMENT. THE VALUE OF BEACON COMMON STOCK AND OF NXTPHASE SHARES WILL FLUCTUATE AND MAY DECLINE OR INCREASE, EACH INDEPENDENT OF MOVEMENTS OF VALUE OF THE OTHER COMPANY.

         Pursuant to the terms of the arrangement agreement, the number of shares of the Company's common stock to be issued is fixed. There is no mechanism to adjust the exchange ratio based on changes in the market price of the Company's common stock or in the value of NxtPhase. Furthermore, neither NxtPhase nor the Company is permitted to withdraw from the plan of arrangement solely because of changes in the market price of Beacon common stock or the value of NxtPhase shares.

         THE COMPANY AND NXTPHASE EXPECT TO INCUR SIGNIFICANT COSTS ASSOCIATED WITH THE PLAN OF ARRANGEMENT.

         If it acquires NxtPhase, the Company estimates that it will incur direct transaction costs of approximately $1,170,000, of which $938,000 will be capitalized for accounting purposes and $232,000 will be expensed as incurred. The combined company may also incur charges to operations, which they cannot currently reasonably estimate, in the quarter in which the plan of arrangement is completed or the following quarters, to reflect costs associated with integrating the two companies. There can be no assurance that the combined company will not incur additional charges in subsequent periods due to the combination.

         THE COMPANY MAY NOT REALIZE ALL OF THE BENEFITS IT EXPECTS FROM ACQUIRING NXTPHASE.

         If it acquires NxtPhase, the benefits realized by the Company will depend, in part, on the Company's ability to take advantage of the anticipated opportunities resulting from offering a diversified set of products and services for a more reliable and stable grid, from utilizing broader technological and product engineering skills and from being better positioned to raise capital. It is possible that the Company will be unable realize all of these benefits.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk but not to market risk of principal. At June 30, 2005, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at June 30, 2005, the Company had approximately $955,000 of cash equivalents that were held in interest bearing checking accounts and $2,509,000 invested in interest-bearing money market accounts. The Company's exposure to market risk through financial instruments is not material.

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

                                     PART II

Item 1.  Legal Proceedings

None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item 6.  Exhibits

     Exhibit
     Number        Description of Document

          2.1 (1)
                   Arrangement Agreement and Plan of Arrangement, dated April 22, 2005, by and among the Company, Beacon Acquisition Co. and NxtPhase T&D Corporation.
          3.1 (2) Sixth Amended and Restated Certificate of Incorporation of the Company.

          3.2 (2)  Amended and Restated Bylaws of the Company.

          4.1 (2) Rights Agreement dated September 25, 2002 between the Company and EquiServe Trust Company, N.A.

          4.2 (4) Amendment No. 1 to Rights Agreement dated December 27, 2002 between the Company and EquiServe Trust Company, N.A.

        10.1.1(2)  Securities Purchase Agreement dated May 23, 2000 among the
                   Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.

        10.1.2(2)  Warrant of the Company dated August 2, 2000 issued to
                   Kaufman-Peters Company.

        10.1.3(2)  Warrant of the Company dated October 24, 2000 issued to GE
                   Capital Equity Investments, Inc.

        10.1.4(2)  Second Amended and Restated 1998 Stock Incentive Plan of the
                   Company.

        10.1.5(2)  Form of Incentive Stock Option Agreement of the Company.

        10.1.6(2)  Form of Non-Qualified Stock Option Agreement of the Company.

        10.1.7(2)  Form of Non-Qualified Stock Option Agreement of the Company
                   issued to certain consultants on July 24, 2000 and list of holders thereof.

        10.1.8(2)  Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

        10.1.9(2)  Lease dated July 14, 2000 between the Company and BCIA New
                   England Holdings LLC.

       10.1.10(2)  Letter Agreement dated October 24, 2000 among the Company, GE
                   Capital Equity Investments, Inc. and GE Corporate Research and Development.

         10.1.11+ Form of Director and Officer Indemnification Agreement of the Company.

       10.1.12(5)  Employment Agreement dated April 25, 2004 between the Company and Matthew L. Lazarewicz.

       10.1.13(4)  Employment Agreement dated October 25, 2002 between the
                   Company and James M. Spiezio.

       10.1.14(6)  Form of Restricted Stock Unit Agreement of the Company.

       10.1.15(7)  Agreement dated January 31, 2005 between the Company and the
                   New York State Energy Research and Development Authority.

       10.1.16(8)  Agreement dated January 31, 2005 between the Company and
                   California State Energy Resources Conservation and Development Commission.

       10.1.17(5)  Amendment to Employment Agreement dated ___________ between the Company and Matthew L. Lazarewicz.

      10.1.19 (1)  Form of NxtPhase Shareholder Agreement.

      10.1.20 (1)  Investment Agreement dated as of April 22, 2005 among the
                   Company, Perseus Capital, L.L.C. and Perseus 2000 Expansion Fund, L.L.C.

      10.1.21 (9)  Warrant of the Company dated May 24, 2005 issued to Perseus
                   2000 Expansion Fund, L.L.C.

      10.1.22 (9)  Amended and Restated Warrant of the Company dated May 24,
                   2005 issued to Perseus Capital, L.L.C.

      10.1.23 (9)  Registration Rights Agreement dated May 24, 2005 between the
                   Company and Perseus 2000 Expansion Fund, L.L.C.

     10.1.24 (10)  Securities Purchase Agreement between NxtPhase T&D
                   Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of June 13, 2005

     10.1.25 (10)  Joinder Agreement for the Investor Rights Agreement executed by the Company on June 13, 2005

     10.1.26 (10)  Warrant issued by the Company to Perseus 2000 Expansion,
                   L.L.C. on June 13, 2005

     10.1.27 (11)  Securities Purchase Agreement between NxtPhase T&D
                   Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of July 21, 2005

     10.1.28 (11)  Warrant issued by the Company to Perseus 2000 Expansion,
                   L.L.C. on July 21, 2005.

     31.1+         Principal Executive Officer--Certification pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2+         Principal Financial Officer--Certification pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1+         Principal Executive Officer--Certification pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2+         Principal Financial Officer--Certification pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by reference from:
(1)      Form 8-K filed on April 25, 2005 (File No. 001-16171).
(2)      Form S-1 filed on November 16, 2000 (File No. 333-43386).
(3)      Form 8-K filed on October 4, 2002 (File No. 001-16171).
(4)      Form 10-K filed on June 30, 2003 (File No. 001-16171).
(5)      Form 10-K filed on March 31, 2005 (File No. 001-16171).
(6)      Form 10-K/A filed on May 17, 2004 (File No. 001-16171).
(7)      Form 8-K filed on February 14, 2005 (File No. 001-16171).
(8)      Form 8-K filed on February 16, 2005 (File No. 001-16171).
(9)      Form 8-K filed on May 26, 2005 (File No. 001-16171).
(10)     Form 8-K filed on June 17, 2005 (File No. 001-16171).
(11)     Form 8-K filed on July 26, 2005 (File No. 001-16171).
+        Filed herewith.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

          Date:  August 12, 2005             By:  /s/ F. William Capp
                                                  -------------------
                                                  F. William Capp
                                                  President and Chief Executive
                                                  Officer


                 August 12, 2005              By: /s/ James M. Spiezio
                                                  -------------------
                                                  James M. Spiezio
                                                  Vice President of Finance,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary
                                                  Principal Financial Officer