Form 10-Q
period 2005-09-30
BEACON POWER CORP
filed 2005-11-15
CIK 1103345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12-b2 of the Exchange Act.) Yes ____ No __X__


The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 10, 2005 was 59,966,193.

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                                Table of Contents


                                                                                                    Page

PART I.  Financial Information

 Item 1.  Financial Statements.

 Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004 (audited).         1

  Unaudited Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004, the nine months ended September
      30, 2005 and 2004 and for the period from May 8, 1997 (date of inception) to September 30, 2005. 2

  Unaudited Consolidated Statements of Cash Flows for nine months ended September 30, 2005
       and 2004 and for the period from May 8, 1997 (date of inception) to September 30, 2005.          3

         Notes to Unaudited Consolidated Financial Statements.                                       5-11

     Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                                   11-31

       Item 3. Quantitative and Qualitative Disclosures about Market Risk.                             32

       Item 4.  Controls and Procedures.                                                               32

PART II.  Other Information

     Item 1.  Legal Proceedings.                                                                       33
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                             33
     Item 3.  Defaults Upon Senior Securities.                                                         33
     Item 4.  Submission of Matters to a Vote of Security Holders.                                     33
     Item 5.  Other Information.                                                                       33
     Item 6.  Exhibits.                                                                                34

Signatures                                                                                             37

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                      September 30,    December 31,
                                                                    2005 (unaudited)       2004
                                                                   -----------------  ---------------
Assets
Current assets:
      Cash and cash equivalents ...................................   $   3,384,515    $   5,097,188
      Accounts receivable, trade, net .............................         144,496           52,105
      Inventory ...................................................            --            222,593
      Unbilled costs on government contracts ......................         600,625             --
      Prepaid expenses and other current assets ...................         257,138          817,396
                                                                      -------------    -------------
        Total current assets ......................................       4,386,774        6,189,282

Property and equipment, net .......................................         231,846          258,647
Restricted cash ...................................................         219,568          310,011
Investments .......................................................       1,000,000             --
Other assets and prepaid financing costs ..........................            --            327,646
                                                                      -------------    -------------
Total assets ......................................................   $   5,838,188    $   7,085,586
                                                                      =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable ............................................   $     119,820    $     389,189
      Accrued compensation and benefits ...........................         190,375          130,609
      Other accrued expenses ......................................         654,765          393,569
      Accrued contract loss .......................................         299,235             --
      Restructuring reserve .......................................         804,984        1,062,644
                                                                      -------------    -------------
         Total current liabilities ................................       2,069,179        1,976,011
                                                                      -------------    -------------

Commitments (Note 5)

Stockholders' equity:
      Preferred Stock, $.01 par value; 10,000,000 shares authorized
      no shares issued or outstanding .............................            --               --
      Common stock, $.01 par value; 110,000,000 shares authorized;
      49,853,157 and 43,788,810 shares issued and outstanding at
      September 30, 2005 and December 31, 2004, respectively ......         498,532          437,888
      Deferred stock compensation .................................         (24,565)        (707,167)
      Additional paid-in-capital ..................................     138,901,286      134,411,911
      Deficit accumulated during the development stage ............    (135,086,620)    (128,933,397)
      Treasury stock, 356,559 shares at cost ......................        (519,624)         (99,660)
                                                                      -------------    -------------
         Total stockholders' equity ...............................       3,769,009        5,109,575
                                                                      -------------    -------------
Total liabilities and stockholders' equity ........................   $   5,838,188    $   7,085,586
                                                                      =============    =============

         See notes to unaudited consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Operations (Unaudited)

                                                                                                                  Cumulative from
                                                                                                                    May 8, 1997
                                                                                                                (date of inception)
                                              Three months ended September 30, Nine months ended September 30, through September 30,
                                                    2005              2004            2005             2004             2005
                                               -------------    -------------    -------------    -------------    -------------
Revenue ....................................   $     304,064    $      80,902    $   1,258,503    $     264,793    $   2,134,381
Cost of goods sold .........................         347,554          979,704        1,352,018        1,363,570        2,809,887
                                               -------------    -------------    -------------    -------------    -------------
Gross profit ...............................         (43,490)        (898,802)         (93,515)      (1,098,777)        (675,506)

Operating expenses:

      Selling, general and administrative ..       1,849,322        1,033,406        4,130,271        3,328,117       36,386,245
      Research and development .............         357,703          779,179          994,234        2,742,665       54,869,779
      Loss on sales and contract commitments            --               --          1,056,566             --          1,432,540
      Depreciation and amortization ........          20,994           40,395           62,103          130,180        4,200,069
      Restructuring charges ................            --               --               --               --          2,159,280
      Loss on impairment of assets .........            --               --               --               --          4,663,916
                                               -------------    -------------    -------------    -------------    -------------
           Total operating expenses ........       2,228,019        1,852,980        6,243,174        6,200,962      103,711,829
                                               -------------    -------------    -------------    -------------    -------------
Loss from operations .......................      (2,271,509)      (2,751,782)      (6,336,689)      (7,299,739)    (104,387,335)

Other income (expense):

Interest income ............................          27,423           16,962           59,433           88,792        3,942,308
Interest expense ...........................            --               --               --               --         (1,093,703)
Gain on sale of investment .................            --               --               --               --          3,562,582
Other income (expense) .....................         100,644          880,025          124,033          941,219         (104,278)
                                               -------------    -------------    -------------    -------------    -------------
      Total other income (expense), net ....         128,067          896,987          183,466        1,030,011        6,306,909
                                               -------------    -------------    -------------    -------------    -------------
Net loss ...................................      (2,143,442)      (1,854,795)      (6,153,223)      (6,269,728)     (98,080,426)

Preferred stock dividends ..................            --               --               --               --        (36,825,680)
Accretion of convertible preferred stock ...            --               --               --               --           (113,014)
                                               -------------    -------------    -------------    -------------    -------------
Loss to common shareholders ................   $  (2,143,442)   $  (1,854,795)   $  (6,153,223)   $  (6,269,728)   $(135,019,120)
                                               =============    =============    =============    =============    =============
Loss per share, basic and diluted ..........   $       (0.04)   $       (0.04)   $       (0.13)   $       (0.14)
                                               =============    =============    =============    =============
Weighted-average common shares outstanding .      48,524,912       43,538,541       45,634,899       43,312,183
                                               =============    =============    =============    =============

        See notes to unaudited consolidated financial statements.

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Cumulative from
                                                                                                  May 8, 1997
                                                                                             (date of inception)
                                                              Nine months ended September 30, through September
                                                                   2005            2004           30, 2005
                                                              --------------- -------------- ----------------
Cash flows from operating activities:
      Net loss .............................................   $ (6,153,223)   $ (6,269,728)   $(98,080,426)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization .....................         62,103         130,179       4,200,070
         Loss on sale of fixed assets ......................         87,365            --           283,534
         Impairment of assets ..............................       (111,754)         (9,703)      4,542,459
         Restricted cash ...................................         90,443          45,221        (219,568)
         (Expenses paid) restructuring charge ..............       (257,660)       (257,660)        804,984
         Reserve for officers note .........................       (102,044)           --              --
         Interest expense relating to issuance of warrants .           --              --           371,000
         Non-cash charge for change in option terms ........           --              --           346,591
         Non-cash charge for settlement of lawsuit .........           --              --           303,160
         Amortization of deferred consulting expense, net ..           --              --         1,160,784
         Amortization of deferred stock compensation .......        621,153         697,363       2,612,011
         Options and warrants issued for consulting services           --              --         1,585,654
         Services and interest expense paid in preferred
         stock .............................................           --              --            11,485
         Non cash dividend received ........................           --           (90,351)           --
         Gain on sale of investments .......................           --          (880,025)     (3,562,582)
      Changes in operating assets and liabilities:
         Accounts receivable ...............................        (92,391)        123,772        (144,496)
         Inventory .........................................        222,593          12,485            --
         Unbilled costs under government contracts .........       (600,625)           --          (600,625)
         Prepaid expenses and other current assets .........        561,758         334,537        (457,342)
         Accounts payable ..................................       (269,369)        (97,684)        119,820
         Accrued compensation and benefits .................         59,766          27,807         190,375
         Accrued interest ..................................           --              --           275,560
         Dividend receivable ...............................           --            63,758            --
         Accrued contract loss .............................        299,235            --           299,235
         Other accrued expenses and current liabilities ....        261,196         340,026         663,435
                                                               ------------    ------------    ------------
           Net cash used in operating activities ...........     (5,321,454)     (5,830,003)    (85,294,882)

Cash flows from investing activities:
      Purchase of investments ..............................     (1,000,000)           --        (2,190,352)
      Sale of investments ..................................           --         1,413,607       4,752,934
      Increase in other assets .............................           --              --          (412,072)
      Purchases of property and equipment ..................        (39,713)        (30,845)     (8,492,266)
      Sale of property and equipment .......................         28,800          17,875         100,040
                                                               ------------    ------------    ------------
         Net cash used in investing activities .............     (1,010,913)      1,400,637      (6,241,716)

Cash flows from financing activities:
      Initial public stock offering, net of expenses .......           --              --        49,341,537
      Payment of dividends .................................           --              --        (1,159,373)
      Shares issued under employee stock purchase plan .....          1,738           2,276         129,888
      Exercise of employee stock options ...................        656,159          26,700       2,092,426
      Cash paid for financing costs ........................        327,646            --              --
      Issuance of preferred stock ..........................           --              --        32,868,028
      Stock issued for cash ................................      3,953,571            --         3,953,571
      Repurchase company stock .............................       (319,420)           --          (319,420)
      Repayment of subscription receivable .................           --              --         5,000,000
      Proceeds from capital leases .........................           --              --           495,851
      Repayment of capital leases ..........................           --              --        (1,031,395)
      Proceeds from notes payable issued to investors ......           --              --         3,550,000
                                                               ------------    ------------    ------------
         Net cash provided by financing activities .........      4,619,694          28,976      94,921,113

(Decrease) increase in cash and cash equivalents ...........     (1,712,673)     (4,400,390)      3,384,515

Cash and cash equivalents, beginning of period .............      5,097,188       8,909,261            --
                                                               ------------    ------------    ------------
Cash and cash equivalents, end of period ...................   $  3,384,515    $  4,508,871    $  3,384,515
                                                               ============    ============    ============

Supplemental disclosure of non--cash transactions:
      Cash paid for interest ...............................   $       --      $       --      $    488,126
                                                               ============    ============    ============
      Cash paid for taxes ..................................   $       --      $      1,956    $     32,000
                                                               ============    ============    ============
      Assets acquired through capital lease ................   $       --      $       --      $    535,445
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

                    BEACON POWER CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Nature of Business and Operations

Nature of Business. Beacon Power Corporation ("the Company") was incorporated on May 8, 1997. Beacon Power Corporation and its subsidiaries design, develop, configure and offer for sale advanced products and services to support more stable and reliable electricity grid operation. The Company has a single operating segment, developing alternative sustainable energy storage and power conversion solutions. Its organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

The Company has experienced net losses since its inception and, as of September 30, 2005, had an accumulated deficit of approximately $135 million. It does not expect to become profitable or cash flow positive until at least 2008 and will need to raise additional funds to fully execute its business plan.

Fundraising

Subsequent to the end of the quarter, on November 8, 2005, the Company distributed 9,868,421 newly issued shares of its common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. The Company also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds to the Company of $14,175,500 net of expenses and commissions in the amount of $824,500. The Company has agreed to use these proceeds for working capital purposes only. For further details, please see the Securities Purchase Agreement which was filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2005.

On May 24, 2005 and July 26, 2005 the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, LLC, an affiliate of one of the Company's largest shareholders, and in return issued to Perseus 3,452,380 shares of the Company's Common Stock and a warrant to purchase 800,000 shares of the Company's Common Stock at $1.008 per share. Perseus also paid $0.1 million for an extension by two years to an existing warrant already held by Perseus. This warrant entitles Perseus to purchase 1,333,333 shares of the Company's Common Stock, exercisable at $2.25 per share.

On each of June 13, 2005 and July 21, 2005, the Company, NxtPhase and Perseus 2000 Expansion invested $500,000 in NxtPhase whereby (a) the Company purchased 111,111 Class A preferred shares of NxtPhase, (b) Perseus 2000 Expansion purchased 595,238 shares of the Company's common stock and (c) the Company issued to Perseus 2000 Expansion a warrant to purchase up to 138,636 shares of its common stock, at an exercise price per share of $1.008. With respect to the third tranche, Perseus 2000 Expansion did not exercise the NxtPhase Investment Option and instead, purchased NxtPhase Class A preferred shares directly from NxtPhase on August 29, 2005. The NxtPhase Investment Option required the Company to purchase NxtPhase Class A preferred shares using the funds received from Perseus 2000 Expansion. If the acquisition of NxtPhase is not consummated or does not occur within a certain period, the Company will transfer its NxtPhase Class A preferred shares to Perseus 2000 Expansion and Perseus 2000 Expansion will transfer its Beacon Common Stock issued in connection with the NxtPhase Investment Option back to the Company.

Based on the Company's planned cash usage rate, inclusive of its recent investments in 2005, the Company believes it has adequate cash to fund its operations into 2007. The Company will need to obtain additional financing to fund:

o        ongoing research and development of the Smart Energy Matrix;
o        working capital requirements;
o        new business development; and
o        potential acquisitions.


Proposed Business Combination

On April 22, 2005, the Company entered into an agreement to acquire NxtPhase T&D Corporation ("NxtPhase"), a privately held Canadian corporation. Under terms of the agreement, the Company would acquire NxtPhase by issuing approximately 15.7 million new shares of common stock of the Company to NxtPhase stockholders and immediately following closing, to grant restricted stock units for approximately
2.7 million new shares of common stock of the Company to certain of NxtPhase employees. This agreement resulted from introductions made by Perseus, L.L.C., which is an affiliate of both the Company and NxtPhase.

The proposed acquisition is subject to, among other things, approval by the stockholders of both the Company and NxtPhase and also requires regulatory and court approvals. The agreement expires on December 31, 2005 unless the acquisition of NxtPhase has occurred by that date. On September 29, 2005, the Company filed with the SEC, a preliminary joint proxy statement for the purpose of obtaining a shareholder vote on this proposed transaction. As of April 22, 2005, the closing bid price of the Company's common stock as reported on the Nasdaq Capital Market was $0.84 per share which would translate into a purchase price for NxtPhase of approximately $16 million. On November 8, 2005, the closing bid price of the Company's common stock as reported on the Nasdaq Capital Market was $1.85 per share which would translate into a purchase price for NxtPhase of approximately $35 million. The change in market value of the Company's common stock does not change the number of shares to be issued to NxtPhase under the terms of the proposed business combination. Based on the increase in the valuation of the Company's stock, the preliminary Proxy includes a statement from the Company's Board of Directors to the Company's shareholders indicating that at the current stock price, the Board of Directors is not able to recommend a vote for the transaction.

NxtPhase develops, manufactures and markets products to improve the stability and reliability of the generation, transmission and distribution of high voltage electric power. NxtPhase sensors are protected by a portfolio of more than 20 owned or licensed patents. Headquartered in Vancouver, British Columbia, NxtPhase has sales and manufacturing operations in the United States and Canada. If it is acquired by the Company, NxtPhase will operate as a wholly owned subsidiary and will retain the NxtPhase brand name. Many of NxtPhase's products are in the early stages of development or production and, as such, NxtPhase does not yet have revenues sufficient to offset its cost of sales and operating costs. NxtPhase and its predecessor have incurred losses since their inception.

If the acquisition of NxtPhase does not occur by December 31, 2005, it will not occur unless the Company and NxtPhase agree to extend their agreement on the same or different terms than those discussed above. The Company believes it is unlikely that this transaction will be completed by December 31, 2005, or at all, and as such, has recorded an expense for its previously capitalized direct merger costs in the amount of $690,984.

Products

The Company has the following products, which are in varying stages of development, production readiness or low volume production:

Smart Energy Matrix - One of the more challenging aspects of today's electric grid is the constant balancing of power demand and production to maintain a stable grid frequency within a narrow band of the target frequency (60 Hz in the US). This is referred to as frequency regulation. If the imbalances, (or excursions from the target frequency), are too large, generators and equipment attached to the grid suffer from a loss in performance and sometimes disconnect from the grid as a defense mechanism. These unplanned events add to the existing high level of imbalance and reduce the grid stability. In extreme cases, this cycle of imbalance and dropping of loads and generators, can lead to blackouts. The Company's Smart Energy Matrix is a flywheel-based energy storage system combining high power flywheels with power electronics for the purpose of supplying frequency regulation services to regional grid operators. These fast acting systems are designed to instantly deliver electricity when demand exceeds supply and absorb electricity when supply exceeds demand. It is a high-performance, long-life, environmentally friendly solution for frequency regulation, with no fuel consumed and no emissions generated.

In addition to providing frequency regulation services to the grid itself, the Company also believes that the Smart Energy Matrix is well suited to provide services to regulate the frequency and improve load following capability of distributed generation facilities.
 These smaller local grid systems, due to differences in scale, typically suffer more sudden and dramatic imbalances between power supply and demand than do regional grids.

Smart Energy 25 - The Company has a design for its 4th generation flywheel product, the Smart Energy 25. This 25 kWh flywheel will become the basis of the Company's Smart Energy Matrix and the Company believes this system, when combined with existing power electronics, also has appeal as a stand-alone application in markets that require always-on energy storage with the ability to be charged and discharged hundreds of times per day. The 25kWh flywheel is a scaling up of the Company's existing Smart Energy 6kWh flywheel system. The Company will begin full-scale development of its Smart Energy 25 immediately since it has obtained sufficient funds to begin development of this product.

Smart Energy system - The Company has produced in limited quantities high-energy flywheel-based systems of 2kWh and 6kWh that store electricity for telecommunications, cable systems, computer networks and Internet market applications. The Company has sufficient capacity to return to production if market demand occurs. These units have been providing energy storage since their installation, a cumulative operating time of approximately 510,000 hours.

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

Smart Energy Matrix

The Company's Smart Energy Matrix is designed to provide frequency regulation services. Frequency regulation, traditionally a function provided by integrated utilities, has been required by the power industry since the industry began. With deregulation, it is one of the several ancillary services that have become a separately identified service with its own established market price. Some of the services are provided under long-term contracts whereas others are provided in a spot market consisting of a daily auction run by some regional grid operators. Today, suppliers of frequency regulation services include fossil-fuel, hydro and other electricity generators that are willing and able, at short notice, to vary the supply of electricity in a specified amount during a specified period.

Participating generators sell both electricity in their capacities as generators and sell frequency regulation services using some of their reserve generating capacity. Providing regulation services is qualitatively different than generating electricity, both because the generator's output constantly varies in response to continual signals from the grid operator and because it is priced differently and sold through a different market. Also, not all generators provide frequency regulation services. Some, such as nuclear power plants, are unable to vary their output in the manner needed to participate in the market. If there is no local competitive market for regulation services, regulation must be provided by local generators. The output of those generators must be adjusted to provide sufficient reserves for regulation. This adjustment involves lost potential revenue where output is reduced or additional cost where output must be increased to operate in an acceptable power range of the generator. In addition, the constant up and down of supplying frequency regulation services is hard on equipment. Fossil fuel generators suffer more wear and tear from this process than do hydro generators. These costs associated with wear and tear are not optional for turbines that provide regulation and are simply counted as a cost of generating power.

Where local competitive markets exist for frequency regulation, generators have the option of operating at reduced power and providing regulation or operating at a power level that maximizes revenue i.e. 100% power instead of reduced power with reserves for regulation. Many generators prefer to sell electricity and not provide frequency regulation services, because their net financial return from such services is lower than for generating electricity, due to the higher operating and maintenance costs that arise from frequency regulation as compared to steady-state generation of electricity. Despite these disadvantages, many generators sell such services both to obtain revenues from whatever portion of their generating capacity is held in reserve and to offset the amount that that the generator otherwise has to pay to its regional grid operator for frequency regulation services that it has not itself provided to the grid.

Frequency regulation services are contracted through some competitive markets organized by regional transmission organizations, the entities responsible for organizing and maintaining the proper operation of the electric grid. Only part of the U.S. electrical power market is open to competition. For example, there are competitive markets at the PJM Interconnection (serving the Mid-Atlantic States), New York Independent System Operator (NY ISO), New England Regional Transmission Organization (NE RTO) and California Independent System Operator (CAL ISO). The Electricity Reliability Council of Texas Independent System Operator (ERCOT ISO) is only partially open, using competitive bidding for a small fraction of its needs. Frequency Regulation within ERCOT is mostly self provided and not managed through an open market. The Midwest Independent System Operator (MISO), serving North and South Dakota, Michigan and Missouri, opened to competitive bidding in 2005 and the Company understands that MISO will operate in a manner and scope similar to PJM's frequency regulation auction. On the other hand, for example, in the southeast United States, Georgia Power must provide its own frequency regulation and does not obtain competitive bids because there is no regional transmission organization in this area. The Company intends to become credentialed and qualified to participate in the competitive bidding procurement by PJM and other regional transmission operators. The key qualification for the Company will be to operate a full-size commercial-grade Smart Energy Matrix for evaluation by the regional transmission operators.

The Company believes the characteristics of its Smart Energy Matrix match the requirements of the frequency regulation market very well, as it is designed to quickly draw or absorb excess energy, on very short notice, when generated power exceeds demand and deliver it when demand exceeds supply. The Company will be able to provide a faster response than most service providers because the Company's flywheel systems for supplying or absorbing electricity are inherently faster acting than generators. The Company can perform either of these steps in a fraction of the time it takes a fossil fuel generator to increase or reduce its output. Flywheels actually recycle excess energy when generated power exceeds load and deliver it when load increases. Using the Company's technology, frequency regulation can be addressed for the first time as a primary application - and with higher performance and lower operating costs. Use of the Smart Energy Matrix also should result in significant environmental benefits, both in that frequency regulation could be supplied without directly consuming fuel or generating emissions and in that fossil fuel generators would be able to operate more efficiently by reducing their frequency regulation services and hence reducing the extra emissions that come from ramping a generating facility up and down to provide those services. Similarly, widespread use of the Company's Smart Energy Matrix may also mean that the most inefficient and highest-cost generators, being the greatest producers of emissions, would reduce their participation in the market to a greater degree than the more efficient producers. The Smart Energy Matrix equipment can also be sited nearly anywhere advantageous to the grid, even within distribution systems. If sited in the distribution systems, additional benefits such as voltage regulation and uninterruptible power can be offered to enhance the value of the product.

Frequency regulation services are provided through a spot or auction market. In these auctions, the regional power authority accepts bidders having the lowest bids up through the highest bids necessary to provide the projected amount of frequency regulation. All of these successful bidders then receive the same, highest accepted bid price, known as the market clearing price. Because all successful bidders receive the market clearing price, if that clearing price provides a bidder with an adequate margin above its costs, a low cost provider can be assured of being part of the successful bidders and having an adequate return on investment by bidding zero. During the several years since the spot market became open to competition, the market clearing price has been well above the Company's anticipated cost to supply the service. Bidders in frequency regulation auctions are typically fossil fuel generators that are constrained from making low bids in the auctions. Fossil fuel generators have increasing fuel costs, high operating and maintenance costs arising from ramping equipment up and down to supply frequency regulation services and opportunity costs that arise from having used generating capacity to provide frequency regulation services rather than to sell electricity to the grid. Although hydro generators have lower operating and maintenance costs than fossil fuel producers, they are geographically limited. In contrast to the fossil fuel generators, the Smart Energy Matrix has much lower operating and maintenance costs and minimal fuel costs. Consequently, the Company believes that it will always be a successful bidder of frequency regulation services to any regional grid operator that uses an auction market.

The Company believes that the increasing trend towards renewable energy will have an impact on the future of providing frequency regulation in two ways:

1. The variable output of these renewable assets, i.e. fluctuating wind or sun exposure adds to the mismatch variability between generated power and load demand. Additional frequency regulation will be required and demand for regulation will increase.

2. Generator assets scheduled for retirement as a result of environmental issues over the next several years tend to be the very assets that provide the lowest cost frequency regulation, other than hydro facilities.

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

Smart Energy 25

The Company has a design for its 4th generation flywheel product, the Smart Energy 25. This 25 kWh flywheel system will become the basis of the Company's Smart Energy Matrix and the Company believes this system, when combined with existing power electronics, also has appeal as a stand-alone application in markets that require always-on energy storage with the ability to be charged and discharged hundreds of times per day. The 25kWh flywheel is a scaling up of the Company's existing Smart Energy 6kWh flywheel system.

Smart Energy

The Company has offered for sale its Smart Energy flywheel products, which deliver a low level of power for a long period of time (typically measured in hours). These products include the 2kWh and 6kWh Smart Energy systems, which have demonstrated quality performance and reliability at numerous sites. The Smart Energy products are tailored to the telecommunications, cable systems, computer networks and Internet markets. The Company believes that its Smart Energy products offer life cycle cost advantages and significant performance improvements over conventional, battery-based back-up power sources. The Company is not actively marketing these products and does not have orders for its Smart Energy products or any inventory of finished products and does not have purchase orders in place with vendors for components. In the event that the Company identifies potential customers and then receives significant customer orders for these products, it will need to place orders for components with vendors and hire and train manufacturing personnel to assemble, inspect and assist in the installation of deliverable units.

Smart Power M5

The Smart Power M5 inverter system for the photovoltaic energy market converts direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. Solar cells contain semi-conducting material that converts sunlight into direct current electricity. The Company's Smart Power M5 inverter system has the capacity to convert direct current electricity into up to 5,000 watts of alternating current. The Company has not been successful in selling a significant number of units of its Smart Power M5 and has shifted virtually all of its development and sales activities from the Smart Power M5 to its Smart Energy Matrix. The Company does not believe that inverters will be a significant portion of its business going forward and is uncertain as to when or at what price it will be able to sell its inventories. In 2004, the Company established a reserve for its entire Smart Power M5 inventory in its financial statements.

Revenues, Cost of Goods Sold and Operations

Revenue. Although the Company has shipped a limited number of commercial products and recorded revenues from its development contracts its operations have not yet reached a level that would qualify it to emerge from the development stage. It continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Revenues on its flywheel development contracts are recognized on the percentage of completion basis. The Company has been awarded contracts by the California State Energy Resources Conservation and Development Commission and the New York State Energy Research and Development Authority for programs demonstrating the viability of the Company's flywheel based system for frequency regulation of electricity on the power grid. Revenue on commercial product sales is recognized when products are delivered to end users.

NYSERDA -On February 10, 2005 the Company was awarded a research and development contract from the New York State Energy Research and Development Authority (NYSERDA) under a joint initiative between the U.S. Department of Energy (DOE) Energy Storage Research Program and NYSERDA, entitled "Grid Frequency Regulation by Recycling Energy in Flywheels," to demonstrate an advanced energy storage solution for frequency regulation and grid stability in New York State. Under the contract, the Company will demonstrate a one-tenth-power prototype of the Company's planned megawatt-level system, known as the Smart Energy Matrix. The demonstration will integrate the Company's flywheels and associated power electronics into the distribution power grid. The contract requires a one-tenth power prototype of the Company's Smart Energy Matrix to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.4 million, of which approximately $385,000 consists of inventories the Company had previously expensed and this expected cost will be partially offset by approximately $645,000 of revenue, nearly all of it in 2005. Through September 30, 2005, the Company has recorded revenue from this project of $128,302 and determined this project to be approximately 20% complete.

CEC - On February 14, 2005 the Company executed a contract with the California State Energy Resources Conservation and Development Commission ("CEC") entitled "Flywheel Energy Storage System for Grid Frequency Regulation," to demonstrate a one-tenth power prototype version of its Smart Energy Matrix advanced energy storage solution for frequency regulation and grid stability. A successful demonstration of frequency regulation will also serve to demonstrate the system's technical and market feasibility in the grid stabilization market. Construction of the prototype is complete and it shipped on September 15, 2005 and testing is ongoing in California. The contract is expected to cost approximately $1.8 million and this expected cost will be partially offset by approximately $1.2 million of revenue, with the majority of it in 2005. On September 15, 2005 the Company shipped its system under this contract and the system is being tested at the CEC's test facility in San Ramon, California.

Through September 30, 2005, the Company has recorded revenue from this contract of $974,763 and determined it to be approximately 79% complete. The CEC will retain approximately $57,000 under this contract until all work has been completed and CEC accepts the Company's final report. Through September 30, 2005, they have retained approximately $25,000, which is included in accounts receivable on the Company's consolidated balance sheets.

For the Company's inverter products, which are sold to distributors, the Company recognizes revenues when and if its distributors ship to their customers.

The Company may enter into other contracts to research and develop or manufacture products with a loss anticipated at the date the contract is signed. These contracts are entered into in anticipation that profits will be obtained from future contracts for the same or similar products. These loss contracts may provide the Company with intellectual property rights that, in effect, establish it as the sole producer of these products. Anticipated losses on these contracts are recognized at the date the Company becomes contractually obligated. Future losses on contracts are charged to earnings as soon as these losses are known. Estimated costs in excess of revenues are classified under current liabilities as "Accrued contract loss." The Company accounts for its long-term government contracts using the percentage of completion method. Under this method, percentage of completion is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Costs incurred in excess of amounts billed are classified as current assets under "Unbilled costs under government contracts."

Cost of goods sold. The Company costs its products at the lower of cost or market. Any cost in excess of this measurement is expensed in the period in which it is incurred. In addition, the Company continuously evaluates inventory and purchase commitments to insure that levels do not exceed the expected deliveries for the next twelve months. As the Company is still in the development stage, its actual manufacturing costs incurred exceed the fair market value of its products. The Company provides a five-year limited product warranty for its Smart Power M5 product line and accrues for estimated future warranty costs in the period in which the revenue is recognized.

Operations. The Company has experienced net losses since its inception and, as of September 30, 2005, had an accumulated deficit of approximately $134 million. The Company's business strategy is to continue to seek government contracts to demonstrate the application of its flywheel technologies and identify and review possible acquisitions or mergers of companies with complementary technologies or markets. The Company expects to use the results of its government contracts to validate its technologies and expand relationships it is developing to gain market access for the Company's future products for the renewable energy industry. Subsequent to the end of the quarter, the Company obtained the required funding to begin development of its Smart Energy 25 flywheel, the base component of its Smart Energy Matrix. However, for other contemplated flywheel-based systems the Company will continue to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in the Company's products, the Company will seek to obtain additional funds to complete prototype development and production of identified products. The Company does not expect to become profitable or obtain positive operating cash flow before 2008 and may not achieve positive cash flow even at that point or beyond.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2004. In the opinion of the Company's management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Going Concern.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenues and incurred losses of approximately $135 million since its inception including losses in the nine months ending September 30, 2005 of approximately $ 6.2 million. At September 30, 2005, the Company had approximately $3,384,000 of cash and cash equivalents on hand. Subsequent to the end of the quarter, on November 8, 2005, the Company distributed 9,868,421 newly issued shares of its common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. The Company also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds to the Company of $14,175,500 net of expenses and commissions in the amount of $824,500. The Company has agreed to use these proceeds for working capital purposes only. For further details, please see the Securities Purchase Agreement which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2005.

On May 24, 2005 and July 26, 2005, the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, LLC, an affiliate of one of the Company's largest shareholders, and in return issued to Perseus 3,452,380 shares of the Company's Common Stock and a warrant to purchase 800,000 shares of the Company's Common Stock at $1.008 per share. Perseus also paid $0.1 million for an extension by two years to an existing warrant already held by Perseus. This warrant entitles Perseus to purchase 1,333,333 shares of the Company's Common Stock, exercisable at $2.25 per share.

Based on the Company's planned cash usage rate, inclusive of its recent investments in 2005, the Company believes it has adequate cash to fund its operations into 2007. Even with these investments, the Company will require additional equity to fully develop its Smart Energy Matrix and to execute its long-term business plan. There have been no significant additions to or changes in accounting policies of the Company since December 31, 2004. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3. Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances include the following amounts:

                September 30, 2005   December 31, 2004
                   ------------        -----------
Raw materials ..   $       --         $   176,349
Work in progress           --              46,244
Finished goods .           --                --
                   ------------        -----------
Inventories, net   $       --         $   222,593
                   ============        ===========


As of September 30, 2005, all inventory is included as part of "Unbilled costs on government contracts" in the Company's consolidated balance sheet. Any inventories not associated with the Company's government contracts were previously reserved.

Note 4.  Property and Equipment

Property and equipment are stated at cost and consist of the following:

                                                Estimated
                                                  Useful       September 30, December 31,
                                                  Lives           2005           2004
                                               -----------    ------------  ------------
Machinery and equipment ......................   5 years      $   575,663    $   571,198
Service vehicles .............................   5 years           16,762         16,762
Furniture and fixtures .......................   7 years          255,939        296,652
Office equipment .............................   3 years        1,431,809      1,396,562
Leasehold improvements .......................   Lease term       533,352        533,352
Equipment under capital lease obligations ....   Lease term       918,285        918,285
                                                              -----------    -----------
      Total ..................................                $ 3,731,810    $ 3,732,811
Less accumulated depreciation and amortization                 (3,499,964)    (3,474,164)
                                                              -----------    -----------
      Property and equipment, net ............                $   231,846    $   258,647
                                                              ===========    ===========


Note 5.  Commitments

The Company's principal contractual obligations as of September 30, 2005 are as follows:

                                    Three months         Cash payments due during the
                                       ending               year ended December 31,
                                                         ------------------------------
Description of commitment         December 31, 2005          2006             2007         Thereafter         Total
------------------------------    ------------------     -------------    -------------    -----------    --------------
Operating leases                      $     132,353        $  529,413       $  397,059       $      -     $   1,058,825
Non-cancelable purchase
orders                                      202,671                 -                -              -           202,671
                                  ------------------     -------------    -------------    -----------    --------------
Total commitments                     $     335,024        $  529,413       $  397,059        $     -     $   1,261,496
                                  ==================     =============    =============    ===========    ==============

The Company leases office and light manufacturing space under an operating lease with a term through September 30, 2007. At September 30, 2005, the Company has provided the lessor with an irrevocable letter of credit with a balance of $219,568, which is reduced annually during the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

The Company has firm non-cancelable purchase commitments with its suppliers to satisfy contractual obligations for its research and development programs in the amount of approximately $202,671. In the fourth quarter of 2004, the Company fully reserved all contractual obligations related to its Smart Power M5 purchase commitments.

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

On August 16, 2004, Ricardo and Gladys Farnes and TLER Associates, Ltd., a Bahamas corporation ("TLER," and together with Ricardo and Gladys Farnes, the "Plaintiffs"), delivered a complaint to the Company naming as defendants the Company, John Doherty, Richard Lane and unidentified individuals and corporations. The Plaintiffs and the Company settled this dispute on July 31, 2005. The Company paid the Plaintiffs a sum of $5,000 and the parties agreed to file a stipulation stating, among other things, that the litigation is dismissed with prejudice. The settlement did not constitute an admission of liability by the Company.

Note 6.  Investments

On April 22, 2005 the Company entered into an Investment Agreement with Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C. ("Perseus 2000 Expansion"), and Perseus 2000 Expansion separately entered into a term sheet with NxtPhase. On the same day, the Company entered into an agreement to acquire 100% of NxtPhase. See Note 1 for more information. In each of the Investment Agreement and the NxtPhase term sheet, the respective companies have the right to require Perseus 2000 Expansion to purchase shares of such company's capital stock at a price per share as specified in the Investment Agreement and NxtPhase term sheet, respectively. Perseus 2000 Expansion has purchased $1.0 million in the aggregate. The Investment Agreement also provides that if NxtPhase requires Perseus 2000 Expansion to purchase NxtPhase Class A preferred shares, Perseus 2000 Expansion may assign its obligation to the Company to purchase such NxtPhase Class A preferred shares, so long as Perseus 2000 Expansion purchases an equivalent dollar amount of the Company's common stock, on the terms set forth in the Investment Agreement. The agreement between the Company and Perseus on the NxtPhase related investment contains unwind language in the event that the proposed acquisition of NxtPhase does not occur. This would result in the Company exchanging its NxtPhase Class A preferred stock for shares of its common stock issued to Perseus.

On each of June 13, 2005 and July 21, 2005, the Company invested $500,000 in NxtPhase whereby (a) the Company purchased 111,111 Class A preferred shares of NxtPhase for $500,000, (b) Perseus 2000 Expansion purchased 595,238 shares of the Company's common stock for $500,000and (c) the Company issued to Perseus 2000 Expansion a warrant to purchase up to 138,636 shares of its common stock, at an exercise price per share of $1.008. With respect to the third tranche, Perseus 2000 Expansion did not exercise the NxtPhase Investment Option and instead, purchased NxtPhase Class A preferred shares directly from NxtPhase on August 29, 2005. The NxtPhase Investment Option required the Company to purchase NxtPhase Class A preferred shares using the funds received from Perseus 2000 Expansion. If the acquisition of NxtPhase does not occur by December 31, 2005, the Company will transfer its NxtPhase Class A preferred shares to Perseus 2000 Expansion and Perseus 2000 Expansion will transfer its Beacon common stock issued in connection with the NxtPhase Investment Option back to the Company.

This investment in the equity securities of NxtPhase is classified as held to maturity and is carried on the balance sheet at cost.

Note 7.  Common Stock

Shareholder Rights Agreement. In September 2002, and amended as of December 27, 2002, the Company's board of directors approved a Rights Agreement, under which, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of the Company's newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of the outstanding common stock, or in the event that the Company is acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Treasury Stock. In May 2005, and again in August 2005, the board of directors authorized the Company to purchase 99,146 and 48,841 shares, respectively, of the Company's common stock from its three executive officers at an average market price of $0.89 and $4.74 per share, respectively. These shares were originally issued to the officers under the Company's restricted stock unit deferred compensation program described in Note 10. This decision was driven by the Company's policies restricting open market trading by senior personnel who have access to material nonpublic information. As those policies prevent management from selling shares to the market to generate cash to fund the withholding tax obligations that arise from the compensation income which is generated by the restricted stock units, the Company has withheld shares in sufficient quantity to pay the tax liability in connection with these installments of restricted stock.

Reserved Shares. At September 30, 2005 and December 31, 2004, 8,051,681 and 11,601,803 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively. The following schedule shows warrants outstanding as of September 30, 2005:

Warrantholder                         Grant Date       Expiration       Strike          Issued and
                                                          Date            Price        Outstanding
---------------------------------     ------------     ------------     ----------     -------------
Perseus Capital, L.L.C.                 5/23/2000        5/23/2007       $ 2.25           1,333,333
GE Capital (CR&D)                      10/24/2000       10/24/2005       $ 2.10             120,000
Perseus 2000 Expansion, L.L.C.          5/24/2005        5/24/2010       $ 1.01             800,000
Perseus 2000 Expansion, L.L.C.          6/10/2005        6/10/2010       $ 1.01             138,636
Perseus 2000 Expansion, L.L.C.          6/10/2005        6/10/2010       $ 1.01             138,636
                                      ------------     ------------     ----------     -------------
Total Warrants                                                                            2,530,605

On October 21, 2005, GE Capital instructed the Company to execute a cashless exercise of its warrant and as a result, the Company issued 24,215 shares of its common stock to GE Capital.

Note 8.  Related Party Transactions

Loan to Officer. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a director of and consultant to the Company. This advance was interest bearing and secured by Mr. Stanton's holdings of the Company's common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. On August 5, 2005, Mr. Stanton surrendered vested options to purchase 76,752 shares of common stock of the Company which were granted to him on October 13, 2004. The Company gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of the Company's common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by the Company to Mr. Stanton as described above. The Company considers these shares treasury stock, recorded at its cost.

Perseus Investment. On April 22, 2005, a fund affiliated with Perseus, L.L.C. committed to invest a maximum of $3.0 million in the Company and was granted the option to assign to the Company its right to make a maximum investment of $1,500,000 in NxtPhase T&D Corporation, to be made in three tranches. The option was granted in connection with a Preferred Stock Purchase Agreement among NxtPhase and certain of its existing Class A preferred shareholders. The option was granted as part of a proposed acquisition of NxtPhase by the Company and, if exercised by Perseus, required the Company to purchase Class A preferred shares of NxtPhase in exchange for Perseus purchasing shares of the Company's common stock. The $3.0 million investment in the Company by Perseus is to be made in exchange for approximately 3.6 million shares of the Company's common stock, warrants covering up to 0.8 million shares of the Company's common stock, exercisable at $1.008 per share and a two year extension of a 1,333,333 warrant, exercisable at $2.25 per share, already held by Perseus. The $1.5 million investment by Perseus to fund NxtPhase is to be made in exchange for the receipt by Perseus of approximately 1.8 million shares of the Company's common stock and warrants covering up to 0.4 million shares of the Company's common stock, exercisable at $1.008 per share, and in exchange for the receipt by the Company of approximately 0.3 million shares of NxtPhase Class A preferred stock. The agreement between the Company and Perseus on the NxtPhase related investment contains unwind language in the event that the proposed acquisition of NxtPhase does not occur. This would result in the Company exchanging its NxtPhase Class A preferred stock for shares of its common stock issued to Perseus. On May 24, 2005 Perseus invested $1.4 million in the Company and also paid $100,000 for the warrant extension. Then on July 26, 2005 Perseus invested the remaining $1.5 million of the $2.9 million commitment. On the NxtPhase investment, Perseus invested $1 million that was then invested by the Company into NxtPhase in exchange for approximately .2 million shares of NxtPhase Class A preferred stock. See Note 6 for more information.

Treasury Stock. In May and August 2005 the board of directors authorized the Company to purchase 99,146 and 48,841 shares, respectively of the Company's common stock from its executive officers at market price of $0.89 and $4.74 per share, respectively. These purchases were driven by the Company's policies restricting open market trading by senior personnel who have access to material nonpublic information. As those policies prevent management from selling shares to the market to generate cash to fund the withholding tax obligations that arise from the compensation income which is generated by the restricted stock units. The Company records its treasury stock at cost.


Note 9. Restructuring Charges

Restructuring and asset impairment charges. The Company's initial products were focused on the telecommunications industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecommunications as well as the low price of lead-acid batteries, products competing with those of the Company, the Company has not been successful in selling products into this market. In December, 2003, the Company recorded a non-cash asset impairment charge of $0.4 million in order to reduce the carrying amount of its flywheel related patents and patents pending as the estimated future cash flows anticipated from these assets were substantially in doubt. Also, in July, 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of the Company's long-term assets were idled, including machinery and equipment, tooling, office furniture, equipment and leasehold improvements. The Company evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and, in 2002, incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as "Restructuring Reserve" in the current liabilities section of the balance sheet.

A summary of the restructuring reserves is as follows:

                                         Nine months ended September 30,
                                       ------------------------------------
                                            2005                 2004
                                       ----------------     ---------------
Beginning balance                         $  1,062,644        $  1,406,191
Charges for the period                               -                   -
Payments                                     (257,660)           (257,660)
                                       ----------------     ---------------
Ending balance                             $   804,984        $  1,148,531
                                       ================     ===============


Note 10.  Stock-Based Compensation

The Company's Second Amended and Restated 1998 Stock Incentive Plan provides for the granting of stock options to purchase up to 9,000,000 shares of the Company's common stock. Options with terms of up to 10 years may be granted to employees, officers, directors and consultants of the Company. Under the terms of the plan, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

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

No stock-based compensation is reflected in net earnings for stock options granted to employees as all options granted under the plan had an exercise price equal to or greater than the market price of the underlying stock at the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation" to stock-based employee compensation using the Black Scholes stock option valuation formula.


                                                Three months ended September 30,          Nine months ended September 30,
                                                    2005                2004                 2005                 2004
                                              ----------------- -- ----------------    ----------------- -- -----------------
Net loss to common shareholders as reported   $  (2,143,442)      $  (1,854,795)       $  (6,153,223)       $  (6,269,728)
Pro forma compensation expense                       22,626              82,686              105,312              267,073
                                              -----------------    ----------------    -----------------    -----------------
Net loss--pro forma                           $  (2,166,068)      $  (1,937,481)       $  (6,258,535)       $  (6,536,801)
Loss per share--as reported                    $     (0.04)        $     (0.04)         $     (0.13)         $     (0.14)
Loss per share--pro forma                      $     (0.04)        $     (0.04)         $     (0.14)         $     (0.15)


Restricted Stock Units

In 2003, the Company put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 and 2004. Based on the Company's need to conserve cash and the desire to retain its professional staff, the Company determined that it would be in the best interest of it, its employees and its stockholders to implement a stock-based Deferred Compensation Plan.

The LTIP eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby the Company establishes goals that are strategically aligned to the Company's performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or "RSUs") at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company's employees earned 738,921 and 667,151 RSUs for the fiscal years ended December 31, 2004 and 2003, respectively, which are not available for exercise until satisfaction of the quarterly vesting period during the following calendar year. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company's Income Statement. Compensation expense recorded for the nine months ending September 30 was $621,153 and $717,079 for 2005 and 2004, respectively.

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

Note 12.  Subsequent Events

Fundraising

On November 8, 2005, the Company distributed 9,868,421 newly issued shares of its common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. The Company also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds to the Company of $14,175,500 net of expenses and commissions in the amount of $824,500. The Company has agreed to use these proceeds for working capital purposes only. For further details, please see the Securities Purchase Agreement which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2005.


Air Force Research Laboratory Contract

On October 10, 2005 the Company was awarded a contract through the Air Force Research Laboratory and co-funded by the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense. The contract is a firm fixed-price contract expected to cost approximately $750,000 and produce revenue of approximately $750,000. As specified in the contract, the Company will provide the preliminary design of a space-based flywheel energy storage system for satellite applications. The contract is a Phase II award under the Small Business Innovation Research (SBIR) program of the U.S. Small Business Administration's Office of Technology. The Company completed an associated Phase I project earlier this year in the amount of approximately $98,000.

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

Revenue Recognition. Although the Company has shipped products and recorded contract revenues its operations have not yet reached a level that would qualify it to emerge from the development stage. It continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company recognizes shipped product revenues, in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, the Company makes an adjustment to defer revenue until the products are subsequently sold by distributors to their customers.

Government Contract Revenue Recognized on the Percentage-of-Completion Method. The Company recognizes contract revenues using the percentage-of-completion method. Under SOP 81-1, an acceptable methodology is the efforts-expended method based on a measure of the work performed. The Company uses labor hours as the basis of the percentage of completion calculation. It is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Each quarter the Company performs an estimate-to-complete analysis and any changes to its original estimates are recognized in the period in which they are determined.

Revenues recognized and/or costs incurred in excess of amounts billed are classified as current assets and included in "Unbilled costs on government contracts" and amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under "Advance billings on contracts" in the Company's consolidated balance sheets. Provisions for contract losses are included in current liabilities as "Accrued contract loss." Changes in project performance and conditions, estimated profitability and final contract settlements may result in future revisions to construction contract costs and revenue.

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

Warranty Reserves. The Company's warranties require it to repair or replace defective products returned to it during the applicable warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

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

Investments. Marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Overview

The Company's initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunications applications. With the weakening of the telecommunications market the Company recognized that its Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues. With that recognition, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage, preserve the Company's intellectual properties and maintain the integrity of its public company requirements while evaluating all potential product markets for the Company's technologies and considering acquisitions or mergers that could lead to increased shareholder value. The Company has:

o identified promising applications for its Smart Energy Matrix design in the electric utility power grid marketplace. In the first quarter of 2005 the Company was awarded development contracts by CEC and NYSERDA to demonstrate the viability of the Company's flywheel technologies for frequency regulation by grid operators. The demonstrations will be a one-tenth-power prototype of the Smart Energy Matrix;

o pursued additional development and design contracts for a variety of applications by government agencies. The Company received in October, 2005 a $750,000 contract from the Air Force Research Laboratory to provide preliminary designs for "Extreme Energy Density Flywheel Energy Storage System" for Space Applications and has been successful in obtaining other small contracts and is continuing its efforts to obtain additional research and development funding; and

o entered into an agreement on April 22, 2005 to acquire NxtPhase T&D Corporation ("NxtPhase"), a privately held Canadian supplier of digital and fiber optic products for electric power and grid monitoring and control.


The Company has been successful in raising additional working capital. On November 8, 2004 the Company issued 9,868,421 shares of its common stock and warrants representing 2,960,527 shares of common stock to certain investors in exchange for an investment of $15 million, less expenses and commissions, for net proceeds of $14,175,500. Also, on May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, LLC, an affiliate of one of the Company's largest shareholders, invested $2.9 million and received 3,452,380 shares of the Company's Common Stock and a warrant to purchase 800,000 shares of the Company's Common Stock at $1.008 per share and paid $0.1 million for an extension to an existing warrant extending its life two additional years. See Note 1 for more information.

Even with these investments, the Company expects it will require additional financing to fund:

o ongoing research and development primarily related to the Smart Energy Matrix;
o working capital requirements; o new business development; and o potential acquisitions.


From inception through September 30, 2005, the Company has incurred losses of approximately $135 million. The Company expects to continue to incur losses as it expands its product development, commercialization program and establishes manufacturing capabilities for the Smart Energy Matrix.

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


Results of operations:

Comparison of nine months ended September 30, 2005 and 2004

                                            Nine months ended September 30,
                                          2005     2004    $ Change   % Change
                                        -------- --------- --------- -----------
                                                    (in thousands)
Revenues .............................   $ 1,259   $   265   $   994        375%
Cost of goods sold ...................     1,352     1,364       (12)         1%
Selling, general and administrative ..     4,130     3,328       802         24%
Research and development .............       994     2,743    (1,749)        64%
Loss on sales and contract commitments     1,057      --       1,057          0%
Depreciation and amortization ........        62       130       (68)        52%
Interest and other income, net .......       183     1,030      (847)        82%

Revenues. For the nine months ending September 30, 2005, the Company's revenues were as follows:

                                    Percent           Revenue (in
Source                              complete           thousands)
-----------------------------    ---------------    -----------------
CEC Contract                             79.00%           $      975
NYSERDA Contract                         20.00%                  128
Bechtel Bettis Contract                 100.00%                   71
PON 800 Contract                         18.00%                   14
M5 and accessories                          n/a                   71
                                                    -----------------
Total                                                    $     1,259
                                                    =================

The Company recorded revenue from its development contracts of approximately $1,188,000 and revenue from the sale of its Smart Power M5 power conditioning systems of approximately $71,000. Revenues for the nine months ending September 30, 2004 were primarily generated from sales of the Company's Smart Power M5 in the amount of $169,000 and also from a research and development contract with DARPA of approximately $96,000.

In the first quarter of 2005, the Company was awarded development contracts with the California State Energy Resources Conservation and Development Commission
(CEC) and the New York State Energy Research and Development Authority (NYSERDA) to demonstrate the viability of the Company's flywheel technologies for frequency regulation. The demonstrations will be conducted using one-tenth-power prototypes of the Company's planned megawatt-level system known as the Smart Energy Matrix. Under these contracts, the Company expects to develop and install a system in both California and New York during 2005 to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with CEC and NYSERDA may also demonstrate the system's technical and market feasibility in other large, important, growing markets related to the North American grid. The CEC prototype was shipped on September 15, 2005 and is currently being tested in California.

Cost of Goods Sold. Cost of goods sold for the nine months ending September 30, 2005 includes costs incurred to date for the Company's flywheel development contracts in the amount of approximately $1,307,000, sell-through adjustment and warranty accruals for Smart Power M5 inverter product sold of approximately $45,000. Cost of goods sold, for the nine months ending September 30, 2004, includes costs associated with both Smart Power M5 inverters and a flywheel-related government contract. The costs associated with the Smart Power M5 include materials and direct labor. In addition to these costs, the Company recognized an inventory reserve of approximately $778,000 for inventories that had become obsolete due to design changes and reductions in expected sales volumes over the next twelve months. Additionally, the Company recorded a charge for its non-cancelable purchase commitments in excess of requirements related to the M5 inverter in the amount of approximately $236,000. On the government contract, the Company recorded all costs incurred to date of approximately $143,000.

Selling, General and Administrative Expenses. The Company's sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company's general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance and travel costs. Selling, general and administrative expenses totaled approximately $4,130,000 and $3,328,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase of approximately $802,000 or 24% is primarily the result of the expensing of the prepaid financing costs due to the uncertainty of the NxtPhase acquisition of $690,000 and increases in the cost of personnel and benefits and higher professional fees of $112,000.

Research and Development. The Company's cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process exclusive of the Company's development contracts. These costs decreased for the nine months ending September 30, 2005 over the same period during 2004 due primarily to the allocation of resources from research and development departments to the Company's flywheel development contracts presented in cost of goods sold. As a result, the Company expects its cost of research and development for the duration of these contracts to continue to be lower compared to 2004. The Company expects its research and development costs will be more significant once its flywheel development contracts are substantially complete and it begins development of a full scale prototype of the Smart Energy Matrix and it has obtained funding to complete this work. Research and development expenses totaled approximately $994,000 and $2,743,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $1,749,000 or 64% is primarily the result of accounting allocations from research and development expense to its development contracts.

Loss on Sales and Contract Commitments. The Company has established reserves for anticipated losses on its government contracts with CEC and NYSERDA. Expected losses are approximately $1,057,000 ($642,000 for CEC, $341,000 for NYSERDA and $74,000 for others). The Company agreed, in its government contracts, to provide cost sharing dollars. The expected losses increased over the second quarter of 2005 due primarily to additional labor costs associated with the contracts. The Company did not accrue such losses during 2004. The Company is continuously evaluating its loss reserve and will make any necessary adjustments as appropriate.

Depreciation and Amortization. The Company's depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company also amortized the Smart Power M5 intellectual property it acquired from Advanced Energy Systems in 2004. Depreciation and amortization totaled approximately $62,000 and $130,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $68,000 or 52% is attributable to the decrease in the remaining net book values of the Company's assets.

Interest and Other Income/Expense, net. The Company's non-operating income and expenses are primarily attributable to interest income resulting from cash on hand, accrued dividends on the Company's holdings in the Series A Preferred stock of Evergreen Solar, Inc. and proceeds from the sale of certain capital equipment no longer used. Interest and Other Income/Expense, net for the nine months ended September 30, 2005 was approximately $183,000, compared to approximately $1,030,000 for the same period in 2004. The decrease of approximately $847,000 (82%) in 2005 compared to the prior year is the result of lower interest due to lower cash balances, lower dividends received and lower capital gains since the Company sold its Evergreen investment in 2004.

Liquidity and Capital Resources

                                      Nine months ended September 30,
                                           --------------------
                                              2005      2004
                                            -------    -------
                                               (in thousands)
Cash and cash equivalents ...............   $ 3,385    $ 4,509
Working capital .........................     2,318      4,313
Cash provided by (used in)
      Operating activities ..............    (5,321)    (5,830)
      Investing activities ..............    (1,011)     1,401
      Financing activities ..............     4,620         29
                                            -------    -------
Net decrease in cash and cash equivalents   $(1,712)   $(4,400)
                                            =======    =======
Current ratio ...........................       2.1        2.8
                                            =======    =======

The Company's cash requirements depend on many factors, including but not limited to research and development activities, executing its development contracts, continued efforts to commercialize products, facilities costs, general and administrative expenses, costs related to raising additional funding and costs related to its mergers and acquisitions. Subsequent to the end of the quarter, the Company obtained the required funding to begin development of its Smart Energy 25 flywheel, the base component of its Smart Energy Matrix. The Company will begin full-scale development of its Smart Energy 25 immediately. For other contemplated flywheel-based systems, the Company will continue to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in the Company's products, the Company will seek to obtain additional funds to complete prototype development and production of identified products.

The Company does not expect to become profitable or obtain positive operating cash flow before 2008 and may not achieve positive cash flow even at that point or beyond.

Based on the Company's rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will require additional financing to fund:

o        ongoing research and development primarily related to the Smart Energy
         Matrix;
o        working capital requirements;
o        new business development; and
o        potential acquisitions.


Net cash used in operating activities was approximately ($5,321,000) and ($5,779,000) for the nine months ended September 30, 2005 and 2004, respectively. The primary component to the negative cash flow from operations is from net losses. For the first nine months of 2005, the Company had a net loss of approximately ($6,153,000). This included employee stock compensation of approximately $621,000, facility related cash payments charged against restructuring reserves of approximately ($258,000), write back of a reserve for an officer's note that was repaid of approximately ($102,000), proceeds from the sale of fixed assets, net of reserve of ($24,000), reduction of the amount of restricted cash of $90,443 and depreciation and amortization of approximately $62,000. Changes in operating assets and liabilities generated approximately $442,000 of cash during the first nine months of 2005. For the first nine months of 2004, the Company had a net loss of approximately ($6,270,000). This included employee stock compensation of approximately $697,000, facility related cash payments charged against restructuring reserves of approximately ($258,000), non-cash dividends received in stock of Evergreen Solar, Inc. of approximately ($90,000), gain on the sale of investments of approximately ($880,000), a reduction in restricted cash related to the lease of the Company's facility of approximately $45,000, reductions to the asset impairment reserve for disposed fixed assets of approximately ($10,000) and depreciation and amortization of approximately $130,000.

Net cash used in investing activities was approximately ($1,011,000) and ($14,000) for the nine months ended September 30, 2005 and 2004, respectively. For the first nine months of 2005 the principal uses of cash in investing activities include ($1,000,000) to invest in NxtPhase, approximately ($40,000) to purchase capital equipment and sources of investing activities include $29,000 from the sale of capital equipment. For the first nine months of 2004, cash used in investing activities was approximately ($14,000) for the purchase of capital equipment.

Net cash provided by financing activities was approximately $4,620,000 and $29,000 for the nine months ended September 30, 2005 and 2004, respectively. For the first nine months of 2005, cash provided by financing activities included approximately $3,954,000 from the issuance of common stock pursuant to an investment agreement with Perseus 2000 Expansion, $656,000 related to the exercise of stock options, expensing of cash paid for financing costs of approximately 328,000 and approximately $2,000 from the employee stock purchase plan, offset by approximately ($319,000) to repurchase the Company's stock. For the first nine months of 2004, the cash provided by financing activities of approximately $29,000 related to the exercise of stock options in the amount of approximately $27,000 and shares issued under the employee stock purchase plan of approximately $2,000.

Based on the Company's planned cash usage rate, inclusive of its recent investments in 2005, the Company believes it has adequate cash to fund its operations into 2007. If the Company is successful in completing the acquisition of NxtPhase its cash needs will increase. Many of NxtPhase's products are in the early stages of development or production and, as such, NxtPhase does not yet have revenues sufficient to offset its cost of sales and operating costs. NxtPhase and its predecessor have incurred losses since their inception. The Company may not be able to raise these funds, or if it is able to do so, it may be on terms that are adverse to existing stockholders.

Subsequent to the end of the quarter, on November 8, 2005, the Company distributed 9,868,421 newly issued shares of its common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. The Company also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds to the Company of $14,175,500 net of expenses and commissions in the amount of $824,500. The Company has agreed to use these proceeds for working capital purposes only. For further details, please see the Securities Purchase Agreement which was filed as
Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2005.

On May 24, 2005 and July 26, 2005, the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, LLC, an affiliate of one of the Company's largest shareholders, and in return issued to Perseus 3,452,380 shares of the Company's Common Stock and a warrant to purchase 800,000 shares of the Company's Common Stock at $1.008 per share. Perseus also paid $0.1 million for an extension by two years to an existing warrant already held by Perseus. See Note 1 for more information on this investment. The Company and Perseus agreed that, due to the proposed acquisition of NxtPhase by the Company, Perseus would make an investment in NxtPhase and be able to assign its investment commitment to the Company so that Perseus invests $1 million in the Company and the Company used such funds to purchase shares of NxtPhase Class A preferred stock. Perseus invested $1 million in the Company that was then invested by the Company into NxtPhase in exchange for .2 million shares of NxtPhase Class A preferred stock. See Note 1 for more information on this investment.

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

     The Company's business plan focuses on completing the development of its energy storage solution, the Smart Energy Matrix. As part of this strategy, the Company has entered into agreements with the New York State Energy Research and Development Authority (NYSERDA) and the California State Energy Resources Conservation and Development Commission (CEC) to demonstrate the Smart Energy Matrix using a one-tenth-power prototype for the provision of frequency regulation services to the electric grid. These agreements allow the Company to demonstrate its highly responsive and cost-effective frequency regulation prototype for the electricity grid which is the first application specifically designed to provide grid frequency regulation. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs. If the Company is not successful in demonstrating the anticipated benefits, completing development of the Smart Energy Matrix may be significantly delayed and its business strategy may be materially adversely affected.

The Company's ability to successfully complete development of its Smart Energy Matrix will require substantial funds. Its stockholders may be adversely affected if the Company issues debt securities or additional equity securities to obtain financing.

     The Company will require substantial funds to conduct research and development activities, market its products and services and increase its revenues. The Company anticipates that such funds will be obtained from external sources and intends to seek additional equity or debt to fund future operations. The Company raised $15 million in funding through an equity offering dated as of November 8, 2005. Further equity or debt funding of approximately $15 million will be required to complete development of the Smart Energy Matrix.

     The Company's actual capital requirements will depend on many factors. If the Company experiences unanticipated cash requirements, it may need to seek additional sources of funding sooner than anticipated. Such additional funding, if available, may only be available on terms that may, for example, cause dilution to common stockholders and/or have liquidation preferences and/or pre-emptive rights. If the Company raises additional funds by issuing debt securities or additional equity securities, existing stockholders may be adversely affected because new investors may have rights superior to current stockholders and current stockholders may be diluted.

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

     The successful development of the Company's new Smart Energy 25 flywheel system, which is the flywheel system that will be used in the Smart Energy Matrix, involves significant technological and cost challenges. There can be no assurance that the Company will be successful in meeting these challenges. In addition, even if the Company is able to develop the Smart Energy 25 flywheel system, it plans to integrate multiple 25kWh flywheels into a common building or container to produce its Smart Energy Matrix. This effort will pose significant technological and cost challenges including, among others:

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

The Company has a history of losses and anticipates future losses and will have limited revenues in the near term. Unless it raises additional capital to operate its business, it may not be able to continue as a going concern.

     The Company has incurred significant losses from operations since its inception. As shown in its consolidated financial statements, it incurred significant losses from operations of $9,049,000, $9,138,000 and $20,867,000 and cash decreases of $3,812,000, $8,957,000 and $16,335,000, during the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company reported losses of $ 6,153,223 through the nine months ending September 30, 2005 and a decrease in cash of $ 1,713,000 through September 30, 2005. The Company is unsure if or when it will become profitable.

     The Company had $3,384,515 of cash and cash equivalents on hand at September 30, 2005. Based on the Company's planned cash usage rate, inclusive of its recent investments in 2005, the Company believes it has adequate cash to fund its operations into 2007.

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

The Company's lack of profits and positive cash flows may negatively impact its ability to obtain customers.

     Although the Company intends to provide frequency regulation services directly, it may also sell its Smart Energy Matrix product to customers. In that event, the Company's history of losses and negative cash flows may adversely impact its ability to successfully attract customers for its products because of potential customer's perception that the Company may not be able to provide product support and warranty coverage in the future.

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

     The Company intends to provide frequency regulation services using its Smart Energy Matrix in the spot or auction markets of regional grid operators. In order to bid in these markets, one must be qualified to do so. The Company expects to receive the necessary approvals, but there is no assurance it will be successful.

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

     The trading price for the Company's common stock has been and is expected to continue to be volatile. The price at which the Company's common stock trades depends upon a number of factors, including its historical and anticipated operating results, market perception of the prospects for companies in its industry and general market and economic conditions, some of which are beyond the Company's control. The high and low closing prices per share of the Company's common stock on the NASDAQ Capital Market were $1.50 and $0.14, respectively, in 2002, $1.54 and $0.16, respectively, in 2003, $1.72 and $0.25, respectively, in 2004 and $4.74 and $0.62, respectively, in this year through September 30, 2005. The average daily trading volume of its common stock on the NASDAQ Capital Market was 135,300 shares in 2002, 1,295,400 shares in 2003, 1,259,700 shares in 2004 and
     1,580,500 shares this year through September 30, 2005. During August 2005 the daily trading volume was significantly higher; on August 8, 2005, more than 29 million shares were traded. During periods of stock market price volatility, share prices of many companies in the Company's industry have often fluctuated in a manner not necessarily related to their individual operating performance. The Company's common stock may be subject to greater price volatility than the stock market as a whole.

The  Company  has  anti-takeover   defenses  that  could  delay  or  prevent  an
acquisition and changes in control in its board of directors and management and could adversely affect the price of its common stock.

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

The Company's common stock may be removed from The NASDAQ Capital Market, which could cause the price to fall further and decrease its liquidity.

     The Company's common stock trades on The NASDAQ Capital Market. To continue trading on The NASDAQ Capital Market, it must comply with The NASDAQ Capital Market's continued listing requirements set forth in Rule 4310(c), which require, among other things, that the Company maintain a minimum closing bid price of $1.00 per share.

     If the Company does not continue to satisfy NASDAQ's continued listing requirements, its common stock may be delisted. The delisting of its common stock may result in the trading of the stock on the over-the-counter markets in the so-called "pink sheets" or the NASD's electronic bulletin board. Consequently, a delisting of the Company's common stock from NASDAQ would materially reduce the liquidity of its common stock, not only in the number of shares that could be bought and sold, but also through delays in the timing of the transaction and reductions in securities analysts and media coverage. This may reduce the demand for the Company's stock and significantly destabilize the price of its stock. In addition, a delisting would materially adversely affect the Company's ability to raise additional necessary capital.

Failure to protect the Company's intellectual property could impair its competitive position.

     Although it is unaware of any challenges to its intellectual property, the Company cannot provide assurance that it has or will be able to maintain a significant proprietary position on the basic technologies used in its flywheel systems. The Company's ability to compete effectively against alternative technologies will be affected by its ability to protect proprietary technology, systems designs and manufacturing processes. The Company does not know whether any of its pending or future patent applications under which it has rights will issue, or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect its technology or processes from competitors. Even if all of its patent applications are issued and are sufficiently broad, they may be challenged or invalidated. The Company could incur substantial costs in prosecuting or defending patent infringement suits and such suits would divert funds and resources that could be used in its business. Further, its competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to those of the Company.

Ongoing compliance with the Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes. Any weaknesses identified in its internal controls could have an adverse effect on the Company's business.

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

     Government regulation of the Company's products, whether at the federal, state or local level may increase the cost and price of its systems and may have a negative impact on the Company's revenue and profitability. The Company cannot provide assurance that its products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. The Company does not know the extent to which any existing or new regulations may impact its ability to distribute, install and service its products.

Product liability claims against the Company could result in substantial expenses and negative publicity that could impair successful marketing of products.

     The Company's business exposes it to potential product liability claims that are inherent in the manufacture, marketing and sale of electro-mechanical products and, as such, it may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. The Company cannot provide assurance that its product liability insurance will provide sufficient coverage in the event of a claim. Also, it cannot predict whether it will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect its business, financial condition or the price of its common stock. In addition, negative publicity in connection with the faulty design or manufacture of the Company's products would adversely affect its ability to market and sell its products.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company's cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk but not to market risk of principal. At September 30, 2005, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at September 30, 2005, the Company had approximately $765,000 of cash equivalents that were held in interest bearing checking accounts and $2,559,000 invested in interest-bearing money market accounts. The Company's exposure to market risk through financial instruments is not material.

Item 4.  Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2005, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

        10.1.2(2)  Warrant of the Company dated October 24, 2000 issued to GE
                   Capital Equity Investments, Inc.

        10.1.3(2)  Second Amended and Restated 1998 Stock Incentive Plan of the
                   Company.

        10.1.4(2)  Form of Incentive Stock Option Agreement of the Company.

        10.1.5(2)  Form of Non-Qualified Stock Option Agreement of the Company.

        10.1.6(2)  Form of Non-Qualified Stock Option Agreement of the Company
                   issued to certain consultants on July 24, 2000 and list of holders thereof.

        10.1.7(2)  Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

        10.1.8(2)  Lease dated July 14, 2000 between the Company and BCIA New
                   England Holdings LLC.

        10.1.9(2)  Letter Agreement dated October 24, 2000 among the Company, GE
                   Capital Equity Investments, Inc. and GE Corporate Research and Development.

      10.1.10(12)  Form of Director and Officer Indemnification Agreement of the
                   Company.

       10.1.11(5)  Employment Agreement dated April 25, 2004 between the Company and Matthew L. Lazarewicz.

       10.1.12(4)  Employment Agreement dated October 25, 2002 between the
                   Company and James M. Spiezio.

       10.1.13(6)  Form of Restricted Stock Unit Agreement of the Company.

       10.1.14(7)  Agreement dated January 31, 2005 between the Company and the
                   New York State Energy Research and Development Authority.

       10.1.15(8)  Agreement dated January 31, 2005 between the Company and
                   California State Energy Resources Conservation and Development Commission.

       10.1.16(5)  Amendment to Employment Agreement dated March 30, 2005 between the Company and Matthew L. Lazarewicz.

      10.1.17 (1)  Form of NxtPhase Shareholder Agreement.

      10.1.18 (1)  Investment Agreement dated as of April 22, 2005 among the
                   Company, Perseus Capital, L.L.C. and Perseus 2000 Expansion Fund, L.L.C.

      10.1.19 (9)  Warrant of the Company dated May 24, 2005 issued to Perseus
                   2000 Expansion Fund, L.L.C.

      10.1.20 (9)  Amended and Restated Warrant of the Company dated May 24,
                   2005 issued to Perseus Capital, L.L.C.

      10.1.21 (9)  Registration Rights Agreement dated May 24, 2005 between the
                   Company and Perseus 2000 Expansion Fund, L.L.C.

      10.1.22(10)  Securities Purchase Agreement between NxtPhase T&D
                   Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of June 13, 2005

      10.1.23(10)  Joinder Agreement for the Investor Rights Agreement executed by the Company on June 13, 2005

      10.1.24(10)  Warrant issued by the Company to Perseus 2000 Expansion,
                   L.L.C. on June 13, 2005

     10.1.25 (11)  Securities Purchase Agreement between NxtPhase T&D
                   Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of July 21, 2005

      10.1.26(11)  Warrant issued by the Company to Perseus 2000 Expansion,
                   L.L.C. on July 21, 2005.

     10.1.27 (13)  First Amendment to Arrangement Agreement dated as of
                   September 27, 2005 among the Company, Beacon Acquisition Co. and NxtPhase T&D Corporation.

     10.1.28 (14)  Agreement between the Company and the Air Force Research
                   Laboratory, dated October 7, 2005.

     10.1.29 (15)  Securities Purchase Agreement among the Company and various purchasers dated November 4, 2005.

     10.1.30 (15)  Form of Warrant among the Company and various purchasers dated November 4, 2005.

        31.1  +    Principal Executive Officer--Certification pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2  +    Principal Financial Officer--Certification pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1  +    Principal Executive Officer--Certification pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2  +    Principal Financial Officer--Certification pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(2) Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(3) Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(4) Incorporated by reference from the Form 10-K filed on June 30, 2003 (File No. 001-16171).
(5) Incorporated by reference from the Form 10-K filed on March 31, 2005 (File No. 001-16171).
(6) Incorporated by reference from the Form 10-K/A filed on May 17, 2004 (File No. 001-16171).
(7) Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(8) Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(9) Incorporated by reference from the Form 8-K filed on May 26, 2005 (File No. 001-16171).
(10) Incorporated by reference from the Form 8-K filed on June 17, 2005 (File No. 001-16171).
(11) Incorporated by reference from the Form 8-K filed on July 26, 2005 (File No. 001-16171).
(12) Incorporated by reference from the Form 10-Q filed on August 12, 2005 (File No. 001-16171).
(13) Incorporated by reference from the Form 8-K filed on October 3, 2005 (File No. 001-16171).
(14) Incorporated by reference from the Form 8-K filed on October 13, 2005 (File No. 001-16171).
(15) Incorporated by reference from the Form 8-K filed on November 7, 2005 (File No. 001-16171).
+        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BEACON POWER CORPORATION

                  Date:  November 14, 2005      By:  /s/ F. William Capp
                                                     -------------------
                                                     F. William Capp
                                                     President and Chief
                                                     Executive Officer
                                                     Principal Executive Officer


                         November 14, 2005      By:  /s/ James M. Spiezio
                                                     -------------------
                                                     James M. Spiezio
                                                     Vice President of Finance,
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary
                                                    Principal Financial Officer