Form 10-K/A
period 2004-12-31
BEACON POWER CORP
filed 2006-02-21
CIK 1103345

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Common Stock, par value $.01 per share

------------------------

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A _____

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). ___ Yes _X_ No

1

As of June 28, 2004 the market value of the voting stock of the registrant held by non-affiliates of the registrant was $14,557,694. In determining the market value of non-affiliated voting stock, shares of the registrant’s common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant’s voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 30, 2005 was 43,665,143.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit Index (Item No. 15) located on pages 49 and 50 incorporates several documents by reference as indicated therein.

Table of Contents
Page

PART I

Item 1.	Business	1
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	75

Signatures	79

2

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K/A may include statements that are not historical facts and are considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking” statements reflect Beacon Power Corporation’s view about future events and financial performance, including among other things, its expected future revenues, costs of operations and capital expenditures, estimates of the potential markets for its products, the rate of growth in those markets and the competitive advantage that the Company’s products has that will result in gaining market share. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these estimates due to a number of factors as discussed in the section entitled "Item 7. Management’s Discussion and Analysis of Financial Condition” and “Results of Operations - Certain Factors Which May Affect Future Results” of this Form 10-K/A.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

Beacon Power Corporation (“the Company”) is filing this Amendment No. 1 (“Amendment”) to its annual report on Form 10-K for the fiscal year ending December 31, 2004 to update and clarify certain disclosure matters in its 2004 Annual Report on Form 10-K originally filed on March 31, 2005. This Amendment makes no changes to the Company’s originally filed consolidated balance sheets and consolidated statements of operations.

•

The Company engaged its independent registered public accountants, Miller Wachman LLP (“Miller Wachman”), to perform a re-audit of its financial statements for the prior years ending December 31, 2003 and December 31, 2002, and for the period from inception May 8, 1997 through December 31, 2004, after the resignation of Deloitte & Touche, LLP the Company’s former independent accountants. This Amendment updates certain disclosure items that occurred subsequent to the filing of the original Form 10-K and through the end of Miller Wachman’s field work, February 3, 2006. No changes were made to Company’s originally filed consolidated balance sheets and consolidated statements of operations contained therein as a result of these audits.

•

Miller Wachman’s Audit Report originally filed with the Company’s 2004 Annual Report on Form 10-K contained a typographical error in reference to the standards of the Public Company Accounting Oversight Board (United States). This Amendment corrects that error.

•

The Company has amended the language in Part II, Item 9A, Controls and Procedures clarifying management’s conclusions on the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting, pursuant to Item 307 and Item 308(a)(3) of Regulation S-K.

•	As a result of the above amendments, the certifications filed as Exhibits 31 and 32 have been re-executed as of the date of this Amendment.

PART I

Item 1. Business

Overview

Beacon Power Corporation is a development stage company that was incorporated in Delaware on May 8, 1997. The Company’s principal offices and research and development laboratory are located at 234 Ballardvale Street, Wilmington, Massachusetts, 01887-1032. Beacon’s telephone number is 978-694-9121. The Company’s web address is www.beaconpower.com. Investors can obtain copies of SEC filings from this site free of charge, as well as from the SEC web site at www.sec.gov, or by contacting Investor Relations at the Company’s principal offices.

The Corporation and its subsidiaries (collectively “Beacon” or “the Company”) design, develop, configure and offer for sale, advanced products and services to support more reliable electricity grid operation. Its sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. The Company’s Smart Energy Matrix is a design concept for a megawatt-level, utility-grade flywheel-based energy storage solution that would provide sustainable power quality services for frequency regulation, and support the demand for reliable, distributed electrical power. The Company has the following products, which are in varying stages of development, production readiness or low volume production:

•

Smart Energy( Matrix – A design concept for a high-power flywheel-based system combining several flywheels with power electronics. The Company believes the Smart Energy Matrix can provide frequency regulation services for use by independent system operators and regional transmission operators to regulate electrical power. The Company also believes that the Smart Energy Matrix can regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced. The Company has a preliminary design for the Smart Energy Matrix and has been awarded contracts by the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) for programs demonstrating the viability of the Company’s flywheel based system for frequency regulation of electricity on the power grid. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs. To successfully provide frequency regulation, the Company will need to obtain sufficient funding to complete design of the matrix, develop the flywheel components and power electronics, integrate and test the matrix and establish manufacturing capability to produce commercial products.

•

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

•

Smart Power™ M5 inverter system - An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use. This product is in low volume production and the Company has sufficient capacity and resources to ramp production if market demand increases. As a result of the increased market interest in the Company’s Smart Energy Matrix design, the Company has redeployed virtually all of its research and development effort from further inverter development to its Smart Energy Matrix flywheel technologies. As a result of this change in focus and lower than anticipated sales volumes of the Smart Power M5, the Company has also reduced its marketing efforts on the Smart Power M5 and has established reserves on its balance sheet for inventories and open purchase commitments. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company’s business going forward.

From the Company’s inception through December 31, 2004, it has incurred losses of approximately $129 million. The Company does not expect to obtain positive cash flow before 2009. This expectation is based on a business plan that includes full scale development of its Smart Energy Matrix beginning in the first quarter of 2006. If capital to fund full scale development of the Smart Energy Matrix is constrained, the time to achieve positive cash flow would be extended.

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, invested $2.9 million and received 3,452,381 shares of the Company’s Common Stock, and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008, and another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

On November 8, 2005, the Company distributed 9,868,421 newly issued shares of its common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. The Company also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds to the Company of approximately $14 million net of expenses and commissions in the amount of approximately $1 million. The Company has agreed to use these proceeds for working capital purposes only. For further details, please see the Securities Purchase Agreement which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2005.

Even with these investments, the Company must raise additional equity to complete the development of its Smart Energy Matrix and therefore execute its business plan. Based on the Company’s rate of expenditure of cash and the additional expenditures expected in support of its business plan the Company has sufficient cash to fund operations into the first quarter of 2007. The Company will seek to obtain an equity investment during 2006 to fund:

•	continuing as a going concern;
•	ongoing research and development of the Smart Energy Matrix;
•	working capital requirements; and
•	developing new business.

The Company’s losses and uses of cash may fluctuate significantly from quarter to quarter as sales (if any), costs of development, inventories and receivables fluctuate. These fluctuations in cash requirements could put additional pressure on the Company’s cash position. There can be no assurance that the Company will be able to raise the required capital or that sufficient funds will be available to it on terms that it deems acceptable, if they are available at all.

The Company continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Products and Markets

Smart Energy Matrix

The Company has identified an application for its Smart Energy Matrix in a well-established market with attractive pricing characteristics. This market is the sale of frequency regulation services for the electrical power grid. In order to maintain a constant frequency alternating current, the power grid must continuously balance the supply of power generated with the varying demand for it. This balance is maintained today by constant, small adjustments in the output of some of the generators operating on the grid. Not all generators can be successfully operated with constantly varying output, but all generators that are able to operate this way incur higher operating costs due to increased fuel consumption and maintenance. Using the Company’s Smart Energy Matrix, frequency regulation can, for the first time, be provided separately with higher performance and lower operating costs. The Smart Energy Matrix is the first product specifically designed to address this application.

The requirements of the frequency regulation application are well matched with the characteristics of the Smart Energy Matrix, which is designed to draw excess energy when generated power exceeds demand and deliver it when demand exceeds supply. Unlike generator-based frequency regulation, no fuel is consumed and no emissions are generated. The Smart Energy Matrix’s characteristics should simplify and accelerate the process for utilities to establish new sites and obtain required permits for new facilities. The Smart Energy Matrix can also be located nearly anywhere advantageous to the power grid, even within distribution systems.

The Company has been awarded development contracts with CEC and NYSERDA for demonstrating the viability of the Company’s flywheel technologies for frequency regulation. The demonstrations will be conducted using one-tenth-power prototypes of Beacon’s planned megawatt-level system known as the Smart Energy Matrix. Under these contracts, the Company expects to develop and install a system in both California and New York during 2005 to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with CEC and NYSERDA may also demonstrate the system’s technical and market feasibility in other large, important, growing markets related to the North American grid.

From an environmental perspective, the Company’s Smart Energy Matrix will reduce fuel consumption by generators because they will be able to operate at greater efficiency. In addition, during peak output requirements, widespread use of the Company’s Smart Energy Matrix to provide frequency regulation would avoid the need to utilize the most inefficient generators. Both of these changes in the way generators are used would reduce carbon dioxide and other emissions.

Separate from the frequency regulation of the power grid market identified above, the Company has identified an additional application for its Smart Energy Matrix. That application is providing a high-power, flywheel-based system that continuously regulates the frequency of electricity produced by a distributed generation facility and compensates for temporary differences between the demand for electricity and the amount being produced. A distributed generation facility is any electrical power source other than the power grid, including advanced generators such as fuel cells, natural gas engines, wind turbines, photovoltaic arrays and microturbines which usually supply local power to facilities such as hospitals or manufacturing plants. The Company’s Smart Energy Matrix can be used to regulate the frequency of the distributed generation facility’s power in the same way it regulates the frequency of the power grid as described above. The Smart Energy Matrix, because of its fast response time, can also compensate for the slow response characteristics of generators and thus provide stability to these micro-grid facilities. In distributed generation, demand fluctuations are a much higher percentage of power production than is experienced in the power grid, which adversely affects the distributed generator’s ability to match supply and demand.

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

The Company has finished the preliminary designs for the Smart Energy Matrix and has begun full scale development of the 25 kWh flywheel, the core component of the Smart Energy Matrix. The development cycle for completion of this product is expected to be 18 to 24 months and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company will not generate significant revenues from this product for approximately two to three years after development has commenced.

Smart Power M5

The Smart Power M5 inverter system for the photovoltaic energy market converts direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. Solar cells contain semi-conducting material that converts sunlight into direct current electricity. The Company’s Smart Power M5 inverter system has the capacity to convert direct current electricity into up to 5,000 watts of alternating current.

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

The Company has not been successful in selling a significant number of units of its Smart Power M5 and therefore has shifted virtually all of its development and sales activities from the Smart Power M5 to its flywheel based products. The Company does not believe that inverters will be a significant portion of the Company’s business going forward and is uncertain as to when or at what price it will be able to sell its inventories. In 2004, the Company established a reserve for its Smart Power M5 inventory.

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

The Company’s Smart Energy systems have approximately 450,000 hours of operation in customer sites without failure of mechanical system, which the Company believes verifies the reliability of its technologies. The Company has successfully maintained power with no degradation of service in planned and unplanned losses of utility power at several telecom and cable sites. Also, the Company’s systems can be adapted to deliver the amount of power and back-up time required to meet specific needs of customers by integrating multiple flywheel systems in parallel. This has been successfully demonstrated at several sites.

The Company believes that its Smart Energy technology is an excellent base to begin development of a higher energy 25kWh flywheel system for renewable applications.

Approvals and Certifications

The Company has obtained Underwriters Laboratory approval for its existing 2kWh and 6kWh Smart Energy products. The Company has also designed and certified its Smart Energy systems in accordance with Telcordia standards, which are the baseline for performance and safety standards established by the telecommunications industry. The Company’s Smart Energy products are the only flywheel products that have passed a Zone 4 earthquake test while operating, making them suitable for use anywhere in the United States. The Company’s Smart Energy flywheel systems have also been successfully tested for concurrence with the Institute of Electrical and Electronics Engineers (IEEE) 587 standard, which is the required standard for all Uninterruptible Power Supply systems.

The Company has obtained Underwriters Laboratory approval for its Smart Power M5 inverter system. The California Energy Commission and New York’s Public Service Commission have also approved this product for on-grid applications.

The Company’s Technology

Flywheel-based products

Since the Company’s formation, it has been attempting to develop flywheel energy storage products that offer superior reliability and performance at competitive costs. The Company’s composite flywheel is a rotating wheel on hybrid, magnetic bearings that operates in a near-frictionless vacuum environment. When the rim spins, it stores kinetic energy. The flywheel is powered up to its operational speed using electricity from an external power source. The flywheel is able to spin for extended periods with great efficiency because friction and drag are virtually eliminated by employing magnetic bearings and a vacuum environment. Because it has very low friction, little power is required to maintain the flywheel's operating speed. When electrical power is needed, the spinning flywheel drives a generator and its bi-directional inverter converts the kinetic energy into electrical energy.

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

The Company’s proprietary technology enables the design of maintenance-free flywheel products in that its products employ an internal rather than external vacuum system and its bearing systems have been designed and developed to need no scheduled replacement or maintenance. Competing flywheel products rely on bearings and external vacuum systems that require periodic maintenance and replacement. The Company’s Smart Energy flywheel systems have dramatically longer discharge times than any other flywheel energy storage systems; this is possible because the Company’s technologies result in higher amounts of stored energy and minimal energy losses during operation.

Inverter Products

The Company began developing its Smart Power M5 inverter system for photovoltaic applications during 2003. This product is based on intellectual property the Company acquired, and has significantly enhanced, in the areas of performance, ease of installation, software integration, and reliability.

The Company’s Smart Power M5 inverter system is designed for use in grid-connected solar applications. When AC power is interrupted, the Smart Power M5 inverter system immediately converts to an independent battery back-up mode, continuing to provide electricity to critical loads. This product is the most compact, easy-to-install and efficient product available for solar on-grid applications with back-up capability. The Company has developed designs to expand its product offering to include systems for use in solar off-grid applications as well as high voltage on-grid and off-grid domestic applications. The Company could develop international configurations for those applications if it believes they can be successfully marketed in sufficient volumes to be a viable commercial product. Although it is continuing to support the Smart Power M5, the Company does not believe that inverters will be a significant portion of the Company’s business going forward.

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

Manufacturing

The Company assembles and tests Smart Power M5 inverters at its facility. The Company has design drawings and process specifications to ensure the quality of components manufactured by its suppliers. The Smart Power M5 inverter system is a combination of off-the-shelf components and components produced to specifications developed by the Company. The Company believes it has adequate vendor sources for all the components for the Smart Power M5 inverter systems. The Company has sufficient inventories to satisfy expected unit sales for the remainder of this year. Although the Company is continuing to support its inverter product, the Company does not believe that inverters will be a significant portion of the Company’s business going forward and is uncertain as to when or at what price it will be able to sell its inventories. In 2004, the Company established a reserve for its inverter inventory as a result of lower than anticipated sales volumes of the Smart Power M5,

The Company’s facility was designed for the assembly and test of flywheel systems and this capability continues to be available in the event that its designs gain market acceptance and the Company begins production.

The Company’s facility continues to be underutilized as a result of reductions in development work and a lack of customer orders for its flywheel and inverter systems. The Company maintains a limited manufacturing staff, many of whom are skilled in Six-Sigma cost and quality control techniques. If customers begin to order flywheel systems, the Company expects to establish assembly and test capabilities using outside suppliers to provide components to meet product demand. The suppliers of the Company’s mechanical flywheel and the control electronics are both single-source suppliers. The loss or interruption of supply from either of these suppliers would adversely affect the Company’s ability to deliver these products.

Sales and Marketing

The Company’s sales and marketing efforts for its flywheel-based frequency regulation product have been focused on regional transmission operators and the energy research organizations in California and New York. The initial concept for the Smart Energy Matrix was developed in collaboration with the PJM Interconnect system, which is the nation’s first federally regulated regional transmission operator. PJM has worked closely with the Company to evaluate the performance characteristics of its product. PJM has informed the Company that it believes the Company’s Smart Energy Matrix flywheel system could be added to PJM’s power grid and bid into the frequency regulation market. The Company has more recently worked with the California Independent System Operator (CAISO) to evaluate the potential of the Smart Energy Matrix, and the support from CAISO was an important factor in the contract award from the CEC. The Company is presenting its Smart Energy Matrix product to other regional transmission operators and power utilities to further establish interest.

The Company’s sales and marketing efforts in renewable energy are focused on the sale of its Smart Power M5 inverter systems for North American solar power applications. For the renewable energy market the Company is marketing its Smart Power M5 inverter system to distributors in North America who provide products to residential and commercial installers. The Company is attempting to build market interest through advertising, trade press articles, participating in industry conferences, technical presentations to installers, trade shows and homeowner shows.

Marketing efforts for the Company’s Smart Energy flywheel products have been limited to providing support for its field trial systems and identifying key prospects and working with those companies to demonstrate the Company’s product advantages, which include, life cycle cost benefits and high reliability. The Company has installed on-site, working demonstration units of both its Smart Energy products at various major telecommunications and cable companies. Although sales efforts for these products have been limited, the Company plans to continue to perform market analysis to identify opportunities for installations that require the unique characteristics of these products and to emphasize their value proposition and greater technical benefits. The Company believes that its products will also be attractive to customers with power sources that are very expensive to replace or maintain due to their location or other factors, or power sources located where there are high or low prevailing temperatures or dramatic changes in temperature. And from an environmental perspective, the Company believes its flywheel products, which contain no hazardous chemicals, are more attractive to customers when compared to lead-acid batteries. During 2004, the Company also placed a 6kWh Smart Energy flywheel in a Navy research facility for evaluation as a potential technology to be used in the Navy’s next generation electric ship program.

Backlog

At December 31, 2004, the Company did not have any firm sales commitments for its products.

Customer Service

The Company intends to provide maintenance and support for its products by utilizing its own customer service personnel as well as support as needed from its engineering organization. In the future, the Company may elect to contract all or part of the customer service activities to outside sources as it deems it effective from both a customer satisfaction and Company cost perspective. The Company’s Smart Power M5 inverter system is sold with a five-year warranty.

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

Substantially all of the high-energy, uninterrupted power supply markets that the Company’s 2kWh and 6kWh Smart Energy flywheel systems compete in are dominated by battery-based products, rather than battery-free technologies. These markets are intensely competitive, with the principal bases for competition being system first cost, brand recognition, quality and reliability.

The Company’s 2kWh and 6kWh Smart Energy flywheel systems provide back-up power and compete on the basis of life-cycle cost and value to the customer. Although the Company’s products offer attractive performance to cost benefit when viewed on a life-cycle cost basis, customers are more focused on first cost, which makes it very difficult for the Company to effectively compete with battery based systems. The Company plans to continue to emphasize the value proposition of its products such as increased dependability, environmental benefits, and their long maintenance-free lives.

The Company believes that its high-energy flywheel systems provide significant advantages to potential customers due to the numerous problems associated with lead-acid batteries, including:

•

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

•

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

•

Life. In applications where discharges consume all or most of the battery’s available reserve, or where the batteries are used in facilities that are not air-conditioned, the life of batteries is significantly reduced.

•

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

Intellectual Property

The Company’s success depends upon its ability to develop and maintain the proprietary aspects of its technologies and to operate without infringing on the proprietary rights of others. To some extent, the Company’s success also depends upon the same abilities on the part of its suppliers.

The Company relies on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of its technology. The Company seeks to limit disclosure of its intellectual property by requiring employees, consultants, and any third parties with access to its proprietary information to execute confidentiality agreements and by restricting access to that information. The Company’s patent and trade secret rights are of material importance to its current and future prospects. The Company is actively pursuing both national and foreign patent protection.

The intellectual property rights of the Company’s flywheel-based products are based upon a combination of SatCon Technology Corporation's flywheel technologies and patents that the Company is licensed to use, in perpetuity, and patents that the Company holds or which are pending. The Company was issued by SatCon a perpetual, exclusive, royalty-free, worldwide right and license to use SatCon’s flywheel technologies and patents for stationary terrestrial flywheel applications. Those rights include eleven issued U.S. patents and eleven U.S. and foreign patent applications that expire on various dates between 2012 and 2021. This license covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of Beacon’s initial public offering. The Company is not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. The Company expects to develop additional intellectual properties and trade secrets as it continues developing additional Smart Energy and Smart Power flywheel systems. The Company owns all technology improvements it has developed that are based on the technology licensed from SatCon. The Company also holds patents on its flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings and has 16 pending U.S. and foreign patent applications, and one other application being prepared for filing.

The intellectual property rights for the Company’s Smart Power M5 inverter systems are based on the intellectual property assets acquired from Advanced Energy Systems, Inc., that the Company purchased in March 2003. These assets are wholly-owned by the Company and include anti-islanding software, which ensures safe grid utility interconnection and reliable transition to stand-by power when the grid fails, as well as drawings, source code, production know-how, and all associated documentation. The Company has made substantial improvements to these assets including the user interface, thermal performance, general reliability and ease of manufacture.

Government Regulation

The Company does not believe that it’s Smart Energy Matrix or other flywheel products will be subject to existing federal and state regulatory commissions governing electric utilities and other regulated entities. The Company believes that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. The Company intends to encourage the standardization of industry codes to avoid having to comply with differing regulations on a state-by-state or locality-by-locality basis.

Employees

At December 31, 2004, the Company’s headcount was 24 full-time employees, one part-time employee and four independent contractors, of which approximately 19 were engineers and technicians involved in research and development and three were in sales, marketing and customer service. The remaining seven people were involved in administrative tasks. None of the Company’s employees are represented by a union and the Company considers its relations with employees to be satisfactory.

Item 2. Properties

The Company’s principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007. The Company’s facility was designed for the assembly and test of flywheel systems and this capability continues to be available in the event that its designs gain market acceptance and the Company begins production. Currently, the facility is substantially underutilized.

Item 3. Legal Proceedings

The Company is not involved in any legal proceedings that are considered material; however, it may from time to time be involved in legal proceedings in the ordinary course of its business.

On August 16, 2004, Ricardo and Gladys Farnes, and TLER Associates, Ltd. a Bahamas corporation ("TLER"), delivered a complaint to the Company, naming as defendants, the Company, John Doherty, Richard Lane, and unidentified individuals and corporations.  The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada.  The complaint alleged that in 2001, defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company, and (b) thereafter, posted on the internet defamatory and personal information concerning the plaintiffs.  The plaintiffs did not allege any specific amount of damages, and instead asserted that damages exceed $10,000.  The Company answered the complaint and denied its material allegations.  On July 31, 2005 the Company agreed to make a payment in final settlement of this suit in the amount of $5,000.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2004 annual meeting of shareholders on December 9, 2004. At the meeting, the Company’s stockholders voted on the following two proposals, both of which were approved. The shareholder votes were cast as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	Votes for	Votes withheld
Stephen P. Adik	31,910,462	110,796
Jack P. Smith	31,880,306	140,952
Kenneth M. Socha	31,508,834	512,424

Proposal 2: To ratify the appointment of Miller Wachman, LLP as independent accountants for the Company for the year ending December 31, 2004:

Votes for	Votes against	Votes abstain	Votes withheld
31,916,786	60,488	43,984	0

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the period indicated.

	High	Low
Twelve months ended December 31, 2004
Fourth quarter	$1.44	$0.36
Third quarter	$0.62	$0.25
Second quarter	$0.90	$0.27
First quarter	$1.72	$0.71

Twelve months ended December 31, 2003
Fourth quarter	$1.54	$0.70
Third quarter	$1.34	$0.24
Second quarter	$0.48	$0.16
First quarter	$0.30	$0.16

On March 7, 2005 the last reported sale price of the Company’s common stock on the NASDAQ SmallCap Market was $1.17 per share, and there were 314 holders of record of common stock. The number of record holders does not include shares held in “street name” through brokers.

The Company has never declared or paid cash dividends on shares of its common stock. The Company expects to retain any future earnings, if any, to finance the expansion of its business, and therefore does not expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the Company’s board of directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

Equity Compensation Plan Information. The following table gives information about equity awards under the Company’s stock option plan and employee stock purchase plan, as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$ -	-
Equity compensation plans not approved by security holders	6,217,575	$ 1.06	-
Total	6,217,575	$ 1.06	-

For additional information concerning the Company’s equity compensation plans, see discussion in footnotes 8, 9 and 10 to the Company’s consolidated financial statements, Stock Options, Employee Stock Purchase Plan and Restricted Stock Units.

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

The following tables present selected historical financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and for the period from May 8, 1997, the date of the Company’s inception, through December 31, 2004.

						Period from Date
						of Inception
	Year ended December 31,					(May 8, 1997) to
	2004	2003	2002	2001	2000	December 31, 2004

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$ 325	$ -	$ -	$ -	$ 50	$ 876
Cost of goods sold	1,458	-	-	-	-	1,458
Gross margin	(1,133)	-	-	-	50	(582)

Operating expenses:
Selling, general and administrative	4,196	4,936	5,637	8,940	4,631	32,255
Research and development	3,532	3,550	7,130	17,628	12,715	53,876
Loss on sales commitments	-	-	-	-	51	376
Depreciation and amortization	187	285	1,644	1,324	401	4,138
Restructuring charges	-	-	2,159	-	-	2,159
Loss on impairment of assets	-	367	4,297	-	-	4,664

Total operating expenses	7,915	9,138	20,867	27,892	17,798	97,468

Loss from operations	(9,048)	(9,138)	(20,867)	(27,892)	(17,748)	(98,050)
Interest and other income (expense), net	3,719	520	28	1,746	330	6,124

Net loss	(5,329)	(8,618)	(20,839)	(26,146)	(17,418)	(91,926)

Preferred stock dividends	-	-	-	-	(35,797)	(36,826)
Accretion of redeemable convertible preferred stock	-	-	-	-	(64)	(113)

Loss to common shareholders	(5,329)	(8,618)	(20,839)	(26,146)	(53,279)	(128,865)
Net loss per share, basic and diluted	($0.12)	($0.20)	($0.49)	($0.61)	($10.77)
Shares used in computing net loss per share, basic and diluted	43,453	42,886	42,797	42,551	4,946

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,097	$8,909	$17,867	$34,201	$62,051
Working capital	4,213	8,838	16,865	32,383	58,778
Total assets	7,086	12,067	20,906	42,131	67,738
Total stockholders' equity	$5,110	$9,692	$18,075	$38,981	$63,308

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with its financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Certain Factors Which May Affect Future Results " section and contained elsewhere in this Form 10-K/A.

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

Revenue Recognition. Although the Company has shipped products, and recorded contract revenues, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”

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

Government Contract Revenue Recognized on the Percentage-of-Completion Method. The Company recognizes contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in “Prepaid expenses and other current assets” in the Company’s balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

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

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate the Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there was an impairment of long-lived assets and recognized an asset impairment charge of $0 in 2004, $366,788 in 2003 and restructuring and asset impairment charges of $2,159,280 and $4,297,128, respectively, in 2002.

Overview

The Company’s initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunications applications. With the collapse of the telecommunications market, which began in 2001, the Company recognized that its Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not on a path to produce meaningful revenues. With that recognition, the Company initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving the Company’s intellectual properties and maintaining the integrity of its public company requirements while evaluating all potential product markets for the Company’s technologies and considering acquisitions or mergers that could lead to increased shareholder value. The Company has:

(i)

identified promising applications for its Smart Energy Matrix design in the electric utility power grid marketplace. In the first quarter of 2005 the Company was awarded development contracts by CEC and NYSERDA to demonstrate the viability of the Company’s flywheel technologies for frequency regulation by grid operators. The demonstrations will be a one-tenth-power prototype of the Smart Energy Matrix;

(ii)

pursued additional development and design contracts for a variety of applications by federal agencies. The Company has been successful in obtaining two small contracts and is continuing its efforts to obtain additional research and development funding; and

(iii)

introduced its Smart Power M5 inverter system into the renewable energy market in December of 2003. The Company has not been able to gain market share with this product and has discontinued development of further inverter products but is continuing to offer the product for sale through its distributor network. Although it is continuing to support the product, the

Company does not believe that inverters will be a significant portion of the Company’s business going forward.

The Company must raise additional equity to complete the development of its Smart Energy Matrix and therefore execute its business plan. Based on the Company’s rate of expenditure of cash and the additional expenditures expected in support of its business plan the Company has sufficient cash to fund operations into the first quarter of 2007. The Company will seek to obtain an equity investment during 2006 to fund:

•	continuing as a going concern;
•	ongoing research and development of the Smart Energy Matrix;
•	working capital requirements; and
•	developing new business.

As part of the Company’s new business development, it is actively evaluating possible acquisitions of enterprises or technologies that it would consider synergistic from a market, technology or product perspective. Efforts to identify opportunities and perform due diligence including legal and audit fees will continue to be a use of cash in 2005 and beyond.

From inception through December 31, 2004, the Company has incurred losses of approximately $128.9 million. The Company expects to continue to incur losses as it expands its product development, commercialization program, and expansion of its manufacturing capabilities.

The Company recognized an asset impairment charge in 2003 and restructuring and asset impairment charges in 2002. The Company, as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” periodically evaluates all of its property and equipment in light of facts and circumstances and the outlook for future cash flows. As a result of its ongoing evaluations, in 2003 the Company took a non-cash charge of approximately $0.4 million representing the impairment of capitalized costs of internally developed intellectual property including various patents and patents pending relating to the Company’s flywheel technology. In 2002 the Company took a non-cash charge of $6.5 million of which $4.3 million represented impaired capital equipment and leasehold improvements, $1.9 million related to a reserve against future lease payments and related facility costs and $0.3 million relating to severance costs. These charges related to a substantial portion of the Company’s long-term assets being idled, including machinery and equipment, tooling, office furniture and fixtures and leasehold improvements. The portion of the reserve that relates to future lease payments is classified as “Restructuring reserve” in the current liabilities section of the balance sheet.

Revenues. Although the Company has shipped commercial products and has performed development and proof of concept work on several government contracts, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.” The Company sells its Smart Power M5 inverter system in the solar renewable energy market through domestic distributors who in turn sell the Company’s products to installers who then make sales to residential homeowners or commercial customers. The Company will recognize revenues on its inverter products based on the sales by its distributors to their customers. The Company has received fixed price demonstration contracts from government agencies and is pursuing similar contracts from other government agencies. The Company has determined that it will recognize revenues on the percentage of completion basis for such contracts. The Company is continuing to evaluate markets for its flywheel systems but has not recognized revenues from these products. The Company has placed development prototype flywheels with potential customers and shipped pre-production units. These flywheel products were provided to potential customers without charge or on a demonstration basis to allow the Company access to field test information and to demonstrate the application of the technologies.

Cost of Goods Sold. The Company’s cost of good sold for inverters consists primarily of the cost of manufacture of its Smart Power M5 inverter system, inventory and warranty reserves and period costs relating to production over-capacity. Cost of goods sold on fixed price flywheel development contracts are being recorded on the percentage of completion basis and consist of direct labor and material, subcontracting and associated overhead costs.

In 2004, the Company established a reserve for its Smart Power M5 inventory as a result of lower than anticipated sales volumes of the Smart Power M5. Although the Company is continuing to support its inverter product, the Company does not believe that inverters will be a significant portion of the Company’s business going forward and is uncertain as to when or at what price it will be able to sell its inventories. The charge to Cost of Goods Sold was approximately $1,025,000, which includes accrued purchase commitments of approximately $45,000.

Selling, General and Administrative Expenses. The Company’s sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. During 2003, the Company increased its sales and marketing efforts for its flywheel based products, to introduce its concepts for frequency regulation applications. In 2004 the Company expanded its sales and marketing effort into the renewable energy market for its Smart Power M5 inverter product. The Company continues to rely on engineering personnel to provide technical specifications and product overviews to its potential customer base. The Company expects sales and marketing expenses to continue to increase as it expands efforts to define new markets for its products. General and administrative expenses consist primarily of compensation and benefits related to the Company’s corporate staff, professional fees, insurance and travel. The Company expects its selling, general and administrative expenses to increase in 2005 over 2004 due primarily to the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing and sales expenses associated with flywheel products.

Research and Development. The Company’s cost of research and development consists primarily of the cost of compensation and benefits for research and development, and support staff, as well as materials and supplies used in the engineering design and development process. These costs are expected to increase in 2005 as compared to 2004. Although the Company does not expect to incur significant additional costs for its existing flywheel products or renewable energy products, the Company does expect to incur higher costs for design and development activities of the Smart Energy Matrix. The costs of development of the Smart Energy Matrix will be significant if the Company initiates full scale development.

Loss on Sales Commitments. The Company will establish reserves for anticipated losses on sales commitments if, based on cost estimates to complete the commitment, it is determined that a loss will be incurred. The Company did not accrue such losses during 2004 or 2003. In the second half of 2001 the Company reversed projected losses contemplated and recognized during 2000 and early 2001. The Company is most likely to recognize probable losses on sales commitments early in a product’s introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. On government contracts, the Company will, on a quarterly basis, evaluate its estimated costs to complete and establish reserves when appropriate.

Restructuring and asset impairment charges. The Company did not recognize any asset impairment charges in 2004, but did record asset impairment charges during 2003. The Company’s initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market and therefore recorded non-cash asset impairment charges of $0.4 million in 2003, pursuant to Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Depreciation and Amortization. The Company’s depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company has intellectual property in the form of patents on its flywheel vacuum system, its heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on its flywheel products, and anti-islanding software, drawings, source code, and production know-how on its Smart Power M5 inverter system, and expects to obtain other patents during 2005 and beyond. These costs were being amortized during 2003 and 2004, but the Company recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004. These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues.

Interest and Other Income/Expense, net. The Company’s non-operating income and expenses are primarily attributable to realized gains on the sale of its available-for-sale securities and a warrant, the write-back resulting from loan payments of a reserved loan to a former officer of the Company, interest income resulting from cash on hand, accrued dividends receivable and the 7% conversion premium from the conversion of the Company’s holdings of Series A Preferred Stock of Evergreen Solar, Inc., partially offset by interest expense associated with its capital leases.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing whether an alternative model will be more appropriate. The use of a different model to value options may result in a different fair value than the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, companies will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Upon adoption, this statement may have a significant impact on the Company’s consolidated financial statements as it will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the Company’s consolidated net income within the footnotes as is the current practice (see Note 8 of the notes of the consolidated financial statements contained herein). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R due to possible changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption of SFAS No. 151 is required in 2006 and the Company does not expect the adoption to have a significant impact on its results of operations or financial condition.

Results of operations.

Comparison of Year ended December 31, 2004 and 2003

	Year ended December 31,
	2004	2003	$ Change	% Change
	(in thousands)
Revenues	$ 325	$ -	$ 325	n/a
Cost of goods sold	1,458	-	1,458	n/a
Gross margin	(1,133)	-	(1,133)	n/a
Selling, general and administrative	4,196	4,937	(741)	15%
Research and development	3,532	3,550	(18)	1%
Depreciation and amortization	187	285	(98)	34%
Restructuring and impairment of assets	-	367	(367)	100%
Interest and other income (expense), net	3,719	520	3,199	615%
Net loss	5,330	8,618	(3,288)	38%

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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses.
(in thousands)
December 31, 2003	$ 4,937
Reductions:
Directors & officers insurance premium	(972)
Consultants	(109)
Reverse accruals	(216)

Increases:
Bonus expenses based on RSU plan	364
Merit increases, headcount increase	50
Benefits including health	37
Legal & audit	105
December 31, 2004	$ 4,196

The decrease from 2003 to 2004 of approximately $741,000 was primarily the result of significantly reduced premiums for directors and officers insurance in the amount of approximately $972,000, a reduction in accrued expenses for contingencies that did not materialize of approximately $216,000, and lower spending on subcontractors and consultants in the amount of approximately $109,000 in 2004 compared to the prior year. These reductions were partially offset by increases in stock compensation expense due to the Company’s restricted stock unit program of approximately $364,000, higher legal and audit fees of approximately $105,000, increases in payroll costs as a result of 2004 merit increases and changes in headcount of approximately $50,000 and benefits cost increases of approximately $37,000. The Company expects its selling, general and administrative expenses to increase in 2005 over 2004 due primarily to the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing and sales expenses associated with flywheel products.

Research and Development Expenses.

Research and development expenses:	(in thousands)
December 31, 2003	$ 3,550
Reductions:
Salaries and benefits due to reduction in force	(295)
R&D materials	(205)
Other reductions	(10)

Increases:
Stock compensation based on RSU plan	356
Patent legal expenses	89
Subcontractors	47
December 31, 2004	$ 3,532

The decrease from 2003 to 2004 of approximately $18,000 is primarily due to reduction in headcount during 2003 and lower purchases of research and development materials in 2004 and other reductions in 2004 of approximately $295,000, $205,000 and $10,000, respectively. This was partially offset by increases in stock compensation expenses due to the Company’s restricted stock unit program, increased legal expenses relating to patents on the Company’s flywheel systems, and increased use of subcontractors while developing the next-generation Smart Power M5 inverter of approximately $356,000, $89,000 and $47,000, respectively. The Company expects cost of research and development in 2005 to be somewhat higher than 2004 due to design and development activities of the Smart Energy Matrix. The costs of research and development in 2005 will be significantly higher if the Company begins full scale development of the Smart Energy Matrix.

Depreciation and Amortization. The decrease from 2003 to 2004 of approximately $98,000 is primarily attributable to the write-off of the Company’s patent technologies at December 31, 2003, and continuing reductions in the depreciable base of the Company’s assets caused by budgetary restrictions on capital expenditures during 2004. Depreciation in 2005 will be higher than 2004 if the Company begins full scale development of the Smart Energy Matrix.

Restructuring and asset impairment charges. The Company recognized an asset impairment charge for its flywheel patents and patents pending in 2003 of approximately $367,000. The Company did not recognize any restructuring or asset impairment charges during 2004 and does not expect to recognize any like charges in 2005.

Interest and Other Income/ (Expense), net.

Interest and Other Income (Expense), net
December 31, 2003	$ 520
Reductions:
Officer loan repayments	(291)
Interest from cash holdings	(115)
Loss on disposal of assets	(25)

Increases:
Gain on sale of investment	3,563
Conversion of Evergreen to common	60
Interest expense	7
December 31, 2004	$ 3,719

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

Comparison of Year ended December 31, 2003 and 2002

	Year ended December 31,
	2003	2002	$ Change	% Change
	(in thousands)
Revenues	$ -	$ -	$ -	n/a
Selling, general and administrative	4,937	5,637	(700)	12%
Research and development	3,550	7,130	(3,580)	50%
Depreciation and amortization	285	1,644	(1,359)	83%
Restructuring and impairment of assets	367	6,456	(6,089)	94%
Interest and other income (expense), net	520	28	492	1757%
Net loss	8,618	20,839	(12,221)	59%

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

Depreciation and Amortization. The decrease from 2002 to 2003 of approximately $1,359,000 is primarily attributable to the reduction in the depreciable base of the Company’s assets that resulted from the restructuring and asset impairment charges recorded in 2002.

Restructuring and Asset Impairment Charges. The Company recognized an asset impairment charge for its flywheel patents and patents pending in 2003 of approximately $367,000. In 2002, the Company recognized both restructuring and asset impairment charges of approximately $2,200,000 and $4,300,000, respectively.

Interest and Other Income/ (Expense), net. The increase from 2002 to 2003 of approximately $492,000 is primarily attributable to the reversal of a reserve for loans to officers taken in the prior year as a result of payments on those loans being received, a decrease in interest income earned due to lower cash balances, accrued dividends on the Company’s investment in the Series A Preferred Stock of Evergreen Solar, Inc., and lower interest expense associated with smaller capital leases, which expired during the second half of 2003.

Net Loss. As a result of the changes discussed above, the net loss for 2004 was approximately $8,618,000 compared to $20,839,000 for 2003, a decrease of $12,221,000 or 59%.

Liquidity and Capital Resources

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Cash and cash equivalents	$ 5,097	$ 8,909	$ 17,867
Working capital	4,213	8,838	16,865
Cash provided by (used in)
Operating activities	(8,165)	(7,701)	(15,541)
Investing activities	4,650	(1,291)	(466)
Financing activities	(297)	35	(327)
Net decrease in cash and cash equivalents	$ (3,812)	$ (8,957)	$ (16,334)
Current ratio	3.1	4.7	7.0

The Company’s cash requirements depend on many factors, including but not limited to, research and development activities, continued efforts to commercialize its products, facilities costs as well as general and administrative expenses. The Company expects to make significant expenditures to fund its operations, complete the development of its Smart Energy Matrix, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures over the last two years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. The Company has continued to do preliminary design of potential products for markets under consideration for its flywheel systems and has purchased intellectual properties and incurred development costs for its products in the renewable energy market.

Net cash used in operating activities was approximately ($8,165,000) and ($7,701,000) for the twelve months ended December 31, 2004 and 2003, respectively. The primary component to the negative cash flow from operations is from net losses. For 2004, the Company had a net loss of approximately ($5,330,000). This included facility related cash payments charged against restructuring reserves of approximately ($343,000), gain on the sale of investments of approximately ($3,563,000), reductions to the asset impairment reserve for disposed fixed assets of approximately ($10,000), a reversal of a portion of the reserved note to its former CEO of approximately ($22,000) net of accrued interest reserved of $4,000, offset by employee stock compensation of approximately $701,000, compensation expense from stock options issued for consulting services of approximately $16,000, loss on the sale or disposal of fixed assets of approximately $25,000, a reduction in restricted cash related to (i) the lease of the Company’s facility $45,000 and (ii) the expiration of a vendor contract of approximately $50,000, and depreciation and amortization of approximately $187,000. Changes in operating assets and liabilities generated approximately $75,000 of cash during 2004. For 2003, the Company had a net loss of approximately ($8,618,000). This included a reversal of a portion of the reserved note to its former CEO of approximately ($323,000) net of interest reserved of approximately $15,000, facility related cash payments charged against restructuring reserves of approximately ($344,000), an increase in restricted cash from a vendor agreement of ($50,000), a reserve against the Company’s patent assets of approximately $367,000 and depreciation and amortization of approximately $285,000. Changes in operating assets and liabilities generated approximately $967,000 of cash during 2003.

Net cash generated/(used) in investing activities was approximately $4,650,000 and $(1,291,000) for 2004 and 2003, respectively. The principal source of cash during 2004 was proceeds from the sale of the Company’s investment in Evergreen Solar, Inc. of approximately $4,753,000 and the sale of capital equipment of approximately $18,000, partially offset by the receipt of dividends from the Evergreen investment, paid in stock, of approximately $(90,000) and the purchase of capital equipment of approximately ($31,000). The principal uses of cash during 2003 were primarily related to an investment in Evergreen of ($1,100,000), increases in other assets totaling approximately ($236,000), purchase of capital equipment of approximately ($8,000) and the principal sources of cash were from the sale of certain impaired machinery and equipment of the Company in the amount of approximately $53,000.

Net cash generated/(used) by financing activities was approximately ($297,000) and $35,000 for 2004 and 2003, respectively. For 2004, the cash used by financing activities included prepaid financing costs related to the Company’s financing activities of approximately $(328,000), offset by cash generated of approximately $27,000 related to the exercise of stock options and approximately $4,000 for shares issued under the employee stock purchase plan. For 2003, the cash used in financing activities related to repayment of capital leases of approximately ($200,000), offset by cash proceeds from the exercise of employee stock options of approximately $234,000 and the issuance of stock under the employee stock purchase plan of approximately $1,000.

The Company must raise additional equity to complete the development of its Smart Energy Matrix and therefore execute its business plan. Based on the Company’s rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company has sufficient cash to fund operations into the first quarter of 2007. The Company will seek to obtain further equity investment during 2006 to fund:

•	continuing as a going concern;
•	ongoing research and development of the Smart Energy Matrix;
•	working capital requirements; and
•	developing new business

As part of the Company’s new business development, it is actively evaluating possible acquisitions of enterprises or technologies that it would consider synergistic from a market, technology or product perspective. Efforts to identify opportunities and perform due diligence including legal and audit fees on acquisition possibilities will continue to be a use of cash in 2005 and beyond.

Inasmuch as the Company is not expecting to become cash flow positive until at least 2009, its ability to continue as a going concern will depend on its ability to raise additional capital. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are adverse to shareholders. The Company believes that it cannot use debt financing to meet its cash requirements.

	Cash Payments Due During the Year Ended December 31,
Description of Commitment	2005	2006	2007	Thereafter	Total
Operating leases	500,359	529,413	397,059	-	1,426,831
Purchase obligations	252,275	-	-	-	252,275
Total Commitments	752,634	529,413	397,059	-	1,679,106

The amounts listed for operating leases represent payments for the occupancy of the Company’s principal executive offices, laboratory and manufacturing facilities located in Wilmington, Massachusetts. The Company’s commitment on this lease is secured by an irrevocable letter of credit in the amount of $310,011. A cash deposit secures this letter of credit. The Company also has non-cancelable purchase obligations that include firm orders with vendors for materials relating to its inverter products.

Investments

The Company may make investments in companies for strategic business reasons. Because the Company’s primary motivation in making these investments may not be to realize a profit on the investment itself, but rather to expand its business prospects, these investments may lack any financial return to the Company, may result in a loss of principal and may lack liquidity.

On March 24, 2003, the Company purchased, for approximately $146,000, the inverter electronics technologies of Advanced Energy Systems, Inc. to strengthen its entry into the renewable energy market.

On May 15, 2003, the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. The Company’s investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing, except that the Company was permitted to purchase a three-year warrant for $100,000 exercisable for 2,400,000 shares of Evergreen’s common stock. Evergreen’s financing was a private placement of $29,475,000 of Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company’s stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen’s Series A Preferred Stock in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. During 2004, the Company sold its Evergreen Solar, Inc. investment for approximately $4,753,000. Messrs. Deutch and Socha disclosed their possible conflict relating to these transactions and abstained from voting on the purchase or sale of Evergreen’s securities. In addition, Mr. Deutch has not taken part in any discussions concerning the purchase or sale of the Evergreen investment. Beacon’s participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

Investments such as those made in Evergreen and the acquisition of the intellectual properties of Advanced Energy Systems may accelerate the Company’s need to raise capital. The Company may not be able to raise this capital at all, or if it is able to do so, it may be on terms that are extremely dilutive to shareholders.

Inflation

The Company’s operations have not been materially affected by inflation.

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

The Company will have limited revenues in the near term. Unless it raises additional capital to operate its business, it may not be able to continue as a going concern, as its cash balances are sufficient to fund operations into the first quarter of 2007.

The Company intends to focus on further development of the Smart Energy Matrix to provide frequency regulation services and this product will not be available for revenues in the near-term. For the foreseeable future, the Company will have limited revenues, if any, since the Company has not generated any revenue from the Smart Energy Matrix. The Company has incurred significant losses from operations since its inception. The Company had approximately $5,097,000 of cash and cash equivalents on hand at December 31, 2004. During 2005 the Company obtained approximately $17 million through new investments. The Company believes it has sufficient cash to meet its working capital and capital expenditure needs into the first quarter of 2007.

Thereafter, the Company will require substantial funds to conduct research and development activities, market its products and services, and increase its sales. The Company anticipates that such funds will be obtained from external sources and intends to seek additional equity or debt to fund future operations. However, the Company’s actual capital requirements will depend on many factors. If the Company experiences unanticipated cash requirements, it may need to seek additional sources of funding, which may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may, for example, cause dilution to common stockholders, and/or have liquidation preferences and/or pre-emptive rights. If the Company does not succeed in raising additional funds on acceptable terms, it may be unable to complete planned development for its products and services. In addition, the Company could be forced to take unattractive steps, such as discontinuing product development, limiting the services it can offer, reducing or foregoing sales and marketing efforts and attractive business opportunities, or discontinuing operations entirely.

Miller Wachman, LLP, the Company’s independent auditors, have included an explanatory paragraph related to a going concern uncertainty in their audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004, which states that “the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern.”

The Company’s financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made any adjustments to its financial statements as a result of the going concern uncertainty. If the Company cannot continue as a going concern, it may have to liquidate its assets and may receive significantly less than the values at which they are carried on its financial statements. Any shortfall in the proceeds from the liquidation of the Company’s assets would directly reduce the amounts that holders of its common stock could receive in liquidation.

The Company’s ability to continue as a going concern may negatively impact the Company’s ability to obtain customers.

The uncertainty of the Company’s ability to continue as a going concern may negatively impact the Company’s ability to successfully attract customers for its products. Even if customers find the Company’s products attractive from a performance and price analysis, the warranty and support activities that the Company’s long-life products feature may prevent customers from making purchases in sufficient quantities for the Company to be able to function as a going concern.

The Company’s stock may be removed from the SmallCap Market System of Nasdaq.

Their can be no assurance that the Company will continue to meet Nasdaq’s SmallCap listing requirements in the future and therefore would no longer be eligible for quotation on the Nasdaq SmallCap Market. Should the Company’s stock lose its eligibility to be quoted on the SmallCap Market, it will seek to have its stock quoted on the OTCBB. While the Company knows of no reason that its stock will not be accepted for quotation on OTCBB, it cannot guarantee that acceptance. If the Company’s stock is not accepted for listing on the OTCBB, it will be listed on the pink sheets.

The Company is a development stage company with a limited operating history, and is deploying unproven technologies. It may never be able to develop any of its products or services.

The Company has no history of being able to complete development of designs into economically competitive commercially viable products. Examples of the Company’s challenges in developing its technologies into commercial products are the following:

•	it may take longer than anticipated to develop these services and products;
•	as there is a cost associated with the development of these technically challenging products the economic return may not be adequate to pay for these costs;
•	it must reduce manufacturing costs for its products to increase the Company’s chances of achieving profitability;
•	it must use design, quality control and careful management of its suppliers to ensure that warranty expenses are kept to a minimum; and
•	it will not be able to develop its services and products if it cannot raise the necessary financing.

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

Although the Company has successfully developed two high energy systems (the 2kWH and 6kWH) that had similar technical challenges, there can be no assurance that the Company will be able to successfully develop the 25kWH system. The successful development of the Company’s new 25kWh flywheel system, which is the flywheel system that will be used in the Smart Energy Matrix, involves significant technological and cost challenges, including:

•	it may take longer to develop the software and key hardware components such as the rim, motor, and bearing system;
•	the Company is relying on single-source suppliers to supply key components to meet the Company’s engineering requirements, cost objectives and development and production schedules. Specifically:
	•	the composite rim, which has four times more volume than the rim in the 6kWh flywheel product;
	•	a high speed, vacuum friendly, permanent magnet, high power motor with overall dimensions that will not adversely affect rotor dynamics; and

•	an active magnetic bearing system that supports the rotor over the entire speed range.
•	the Company’s ability to develop cost effective designs on schedule for:
•	rotor-cooling scheme to abate overheating during operation.
•	cost effective balance procedure to ensure acceptable vibration levels at all speeds.

•	touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake.
•	the ability to ramp up and maintain production rates.

•	the cost of developing key components that have significant technical risk.
•	the quality and cost control from key suppliers.
•	the manufacturing costs for the flywheel’s rotor assembly (shaft, hub, and rim), bearing system, and related control electronics must be cost reduced to increase the Company’s chance of profitability.

There can be no assurance that the Company will be successful. If the Company is not successful it will not be able to develop its Smart Energy Matrix.

The Company may fail to develop the Smart Energy Matrix.

The Company’s Smart Energy Matrix will integrate up to ten 25kWh flywheels into a common 40 foot shipping container. This effort will pose significant technological and cost challenges. Major risks include:

•	locating a suitable supplier to modify the structure of a standard ocean shipping container to the Company’s engineering requirements;
•	locating contract manufacturing capability to install the flywheels, control electronics, and ancillary equipment, then perform final test and deliver completed Smart Energy Matrix to the end user;
•	containing the cost of modifying the ocean container and assembly and test of components;
•	resolving flywheel vibration transference from one flywheel to another;
•	transporting the Smart Energy Matrix safely over the open road to customer locations;
•	meeting the technical requirements for interconnection to the utility grid;

•	developing a communication and control system adequate to meet the performance standards of the grid managers;
•	ensuring consistent quality from key suppliers;
•	designing flywheel accessibility in the Smart Energy Matrix for repair and cost of field service; and
•	reducing the cost of transportation to customer site.

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

There may be only a modest number of potential customers for the Company’s products and services.

There may only be a limited number of potential customers for the Company’s products and services, in which case the Company will be subject to the risk that the loss of, or reduced purchases by, any single customer could adversely affect its business.

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

The Company’s stockholders may be adversely affected if the Company issues additional equity securities to obtain financing.

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

The Company’s business, prospects, results of operations, or financial condition could be harmed if it is unable to maintain satisfactory relationships with suppliers. To accelerate development time and reduce capital investment, the Company relies on third-party suppliers for several key components of its systems. The Company does not have contracts with all of these suppliers. If these suppliers should fail to timely deliver components that meet the Company’s quality, quantity, or cost standards, then the Company could experience production delays or cost increases. Because certain key components are complex and difficult to manufacture and require long lead times, the Company may have difficulty finding alternative suppliers on a timely or cost effective basis. As a result, the Company could experience shortages in supply or be unable to be cost competitive in the markets it is pursuing.

The Company’s financial performance could be adversely affected by its need to hire and retain key sales personnel.

Because the Company’s future success depends to a large degree on the success of its sales organization, the Company’s ability to meet its business plan will depend significantly on whether it can attract and retain sales personnel. Competition for skilled sales people is intense and the Company may not be successful in attracting and retaining the sales talent necessary to develop markets and achieve sufficient sales volume to operate profitably.

The Company’s financial performance could be adversely affected if it is unable to retain key executive officers.

Because the Company’s future success depends to a large degree on the management provided by the executive officers, the Company’s competitiveness will depend significantly on whether it can retain members of its executive team. The Company has employment agreements with Messrs. Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Lazarewicz, Vice President and Chief Technical Officer. The employment agreement between the Company and Mr. Capp, CEO and President, expired on December 31, 2004. Negotiations between Mr. Capp and the Company are ongoing. There can be no assurance that an agreement will be reached with Mr. Capp.

The Company’s ability to effectively implement its business plan depends, to a significant extent, on its ability to retain its executive officers. There can be no assurance that the Company will be successful in retaining its other executive officers.

If the Company cannot reach agreement with Mr. Capp and he elects to leave the Company, pursuant to the terms of the expired employment agreement, if he ceases to be an employee following December 31, 2004, the Company is obligated to pay him a monthly amount until December 31, 2005, equal to the sum of one-twelfth of his base salary at the time of expiration plus one-twelfth of his bonus for the most recent fiscal year. No monthly payment is required after December 31, 2005. If the at-will employment continues after December 31, 2005 but then terminates, no such monthly amount will be paid. As of December 31, 2004, Mr. Capp’s base salary was $240,000 annually. Based on the closing bid price of the Company’s common stock as of December 31, 2004 as reported on The NASDAQ SmallCap Market, Mr. Capp received a bonus in the amount of $236,800, paid in the form of a grant of 251,391 restricted stock units, pursuant to the Company’s Second Amended and Restated 1998 Stock Incentive Plan.

The Company’s financial performance could be adversely affected by its need to retain and attract technical personnel.

The Company’s future success depends to a large degree on the technical skills of its engineering staff and its ability to attract technical personnel. Competition for skilled technical professionals is intense and the Company may not be successful in attracting and retaining the talent necessary to design, develop and manufacture its flywheel products.

Failure to protect the Company’s intellectual property could impair its competitive position.

The Company cannot provide assurance that it has or will be able to maintain a significant proprietary position on the basic technologies used in its flywheel systems. The Company’s ability to compete effectively against alternative technologies will be affected by its ability to protect proprietary technology, systems designs and manufacturing processes. The Company does not know whether any of its pending or future patent applications under which it has rights will issue, or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect the Company’s technology or processes from competitors. Even if all the Company’s patent applications are issued and are sufficiently broad, they may be challenged or invalidated. The

Company could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in the Company’s business. The Company does not know whether it has been or will be completely successful in safeguarding and maintaining its proprietary rights.

Further, the Company’s competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to those of the Company. If the Company is found to be infringing on third-party patents, the Company does not know whether it will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of the Company’s systems.

The Company relies, in part, on contractual provisions to protect trade secrets and proprietary knowledge. These agreements may be breached, and the Company may not have adequate remedies for any breach. The Company’s trade secrets may also be known without breach of such agreements or may be independently developed by competitors or others. The Company’s inability to maintain the proprietary nature of its technology and processes could allow competitors or others to limit or eliminate any competitive advantages the Company may have.

The share prices of companies in the Company’s sector have been highly volatile and the Company’s share price could be subject to extreme price fluctuations.

The markets for equity securities of high technology companies, including companies in the power reliability and power quality markets, have been highly volatile recently and the market price of the Company’s common stock has been, and may continue to be, subject to significant fluctuations. This could be in response to operating results, announcements of technological innovations or new products by the Company, or its competitors, patent or proprietary rights developments, energy blackouts and market conditions for high technology stocks in general. In addition, stock markets in recent years have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company’s common stock, which could affect its ability to attract additional capital to fund operations.

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

Given the Company’s financial position, its ability to make cash investments in other companies is very limited at this time. However, in the future, the Company may make cash investments in other companies in its sector to gain strategic alliances, channels to market or appreciation in stock value. These investments may not increase shareholder value. Given the volatility of share prices for companies in this sector, general economic conditions and market fluctuations in general, the market price of investments may decrease and reduce shareholder value.

The Company may make acquisitions or mergers that do not produce revenues and cash flow as expected and may therefore further the Company’s need for addition cash to sustain its operations.

The Company may identify acquisitions or mergers that it believes will provide revenues and cash flow. There can be no assurance that these acquisitions or mergers will be completed and if completed be successful.

The Company may make acquisitions or mergers that reduce the Company’s ability to obtain additional capital to sustain the combined operations.

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

Any weaknesses identified in the Company’s internal controls as part of the evaluation being undertaken by the Company and its independent public accountant pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Company’s business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, the independent accountants must report on management's evaluation. The Company is in the process of documenting and testing its system of internal control over financial reporting to provide the basis for its report. At this time, the Company is aware that its financial reporting information systems and point-of-sale information systems require a significant level of manual controls to ensure the accurate reporting of its results of operations and financial position. Upon the completion of its review, certain deficiencies may be discovered that will require remediation. This remediation may require the implementation of certain information systems operating protocols and/or additional manual controls, the costs of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Due to the ongoing evaluation and testing of The Company's internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase its accounting, legal and other costs and divert management resources from core business operations.

Ongoing compliance with the Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes.

The Company’s business plan may not have sufficient resources identified to insure ongoing compliance with the Sarbanes-Oxley Act of 2002. Given the limited size of the Company and its cash position the Company may not have sufficient resources to satisfy the segregation of duties required for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 or to be compliant the Company may need to obtain additional funding and cash flow positive timing may need to be extended.

Government regulation may impair the Company’s ability to market its products.

Government regulation of the Company’s products, whether at the federal, state or local level, including any change in regulations, on tariffs, product buy downs or tax rebates relating to purchase and installation of its products, may increase the cost and price of its systems, and may have a negative impact on the Company’s revenue and profitability. The Company cannot provide assurance that its products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. The Company expects that its products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety and related matters. The Company does not know the extent to which any existing or new regulations may impact its ability to distribute, install and service its products. Once the Company’s products reach the commercialization stage, federal, state or local government entities may seek to impose regulations.

Terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress the Company’s stock price.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as The Company. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on the Company’s business, financial condition and operating results.

Product liability claims against the Company could result in substantial expenses and negative publicity that could impair successful marketing of products.

The Company’s business exposes it to potential product liability claims that are inherent in the manufacture, marketing and sale of electro-mechanical products, and as such, the Company may face substantial liability for damages resulting from the faulty design or manufacture of products or improper use of products by end users. The Company cannot provide assurance that its product liability insurance will provide sufficient coverage in the event of a claim. Also, the Company cannot predict whether it will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect its business, financial condition or the price of its common stock. In addition, negative publicity in connection with the faulty design or manufacture of the Company’s products would adversely affect its ability to market and sell its products.

Safety failures by the Company’s flywheel products or those of its competitors could reduce market demand or acceptance for flywheel services or products in general.

A serious accident involving either the Company’s flywheels or competitors' similar products could be a significant deterrent to market acceptance and adversely affect the Company’s financial performance. There is the possibility of accident with any form of energy storage. In particular, if a metal flywheel fails and the stored energy is released, the flywheel could break apart into fragments that could be ejected at a high rate of speed. However, the Company’s flywheels are based on a composite design so that in the event of a failure, its flywheel will fail in a more benign manner.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s cash equivalents and investments, all of which have maturities of less than one year, could expose the Company to interest rate risk. At December 31, 2004, the Company had approximately $60,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2004, the Company had approximately $5,037,000 of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $5,000, which the Company does not believe is material.

Item 8. Financial Statements and Supplementary Data

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets at December 31, 2004 and 2003	35

Consolidated Statements of Operations for the years ended December
31, 2004, 2003 and 2002 and for the period May 8, 1997 (date of
inception) to December 31, 2004	36

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002 and for the period
May 8, 1997 (date of inception) to December 31, 2004	37

Consolidated Statements of Cash Flows for the years ended December
31, 2004, 2003 and 2002 and for the period May 8, 1997 (date of
inception) to December 31, 2004	41

Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Beacon Power Corporation:

We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and Subsidiary (the "Company") (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and for the period from May 8, 1997 (date of inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the three years in the period ended December 31, 2004 and the period from May 8, 1997 (date of inception) through December 31, 2004 in conformity with U.S generally accepted accounting principles.

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

/s/ Miller Wachman, LLP

Boston, Massachusetts

February 3, 2006

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 5,097,188	$ 8,909,261
Accounts receivable, trade	52,105	128,133
Inventory	222,593	238,684
Prepaid expenses and other current assets	817,396	773,226
Investments in available-for-sale securities	-	1,163,758
Total current assets	6,189,282	11,213,062

Property and equipment, net	258,647	357,180
Restricted cash	310,011	405,232
Other assets and deferred financing costs	327,646	91,325

Total assets	$ 7,085,586	$ 12,066,799

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 389,189	$ 148,075
Accrued compensation and benefits	130,609	156,000
Other accrued expenses	393,569	664,527
Restructuring reserve	1,062,644	1,406,191
Total current liabilities	1,976,011	2,374,793

Commitments and contingent liabilities (Note 4)

Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $.01 par value; 110,000,000 shares
authorized; 43,788,810 and 43,107,526 shares issued and
outstanding at December 31, 2004 and 2003, respectively	437,888	431,075
Deferred stock compensation	(707,167)	(832,639)
Additional paid-in-capital	134,411,911	133,796,667
Deficit accumulated during the development stage	(128,933,397)	(123,603,437)
Treasury stock, 132,000 shares, at cost	(99,660)	(99,660)
Total stockholders' equity	5,109,575	9,692,006

Total liabilities and stockholders' equity	$ 7,085,586	$ 12,066,799

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

				Cumulative from
				May 8, 1997
				(date of inception)
				through December 31,
	2004	2003	2002	2004
Revenue	$ 324,694	$ -	$ -	$ 875,878
Cost of goods sold	1,457,869	-	-	1,457,869
Gross profit	(1,133,175)	-	-	(581,991)

Operating expenses:
Selling, general and administrative	4,196,371	4,936,575	5,636,903	32,255,974
Research and development	3,532,059	3,549,592	7,129,880	53,875,545
Loss on sales commitments	-	-	-	375,974
Depreciation and amortization	187,230	284,733	1,644,230	4,137,966
Restructuring charges	-	-	2,159,280	2,159,280
Loss on impairment of assets	-	366,788	4,297,128	4,663,916
Total operating expenses	7,915,660	9,137,688	20,867,421	97,468,655

Loss from operations	(9,048,835)	(9,137,688)	(20,867,421)	(98,050,646)

Other income:
Interest income	102,908	217,964	504,034	3,882,875
Interest expense	-	(6,713)	(41,932)	(1,093,703)
Gain on sale of investment	3,562,582	-	-	3,562,582
Other income (expense)	53,385	308,424	(433,933)	(228,311)
Total other income (expense), net	3,718,875	519,675	28,169	6,123,443
Net loss	(5,329,960)	(8,618,013)	(20,839,252)	(91,927,203)

Preferred stock dividends	-	-	-	(36,825,680)
Accretion of convertible preferred stock	-	-	-	(113,014)
Loss to common shareholders	$(5,329,960)	$(8,618,013)	$ (20,839,252)	$ (128,865,897)

Loss per share, basic and diluted	$ (0.12)	$ (0.20)	$ (0.49)
Weighted-average common shares outstanding	43,452,727	42,885,675	42,797,072

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Class A		Class C				Deferred
	Preferred Stock		Preferred Stock		Common Stock		Consulting
	Shares	Amount	Shares	Amount	Shares	Amount	Expense

BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	-	$ -	-	$ -	-	$ -	$ -

Issuance of Founder’s Shares	-	-	-	-	6,750,000	67,500	-
Issuance of Class A preferred stock	1,390,000	5,662,500	-	-	-	-	(275,000)
Recapitalization	3,373,313	67,466	-	-	(6,746,626)	(67,466)	-
Rounding for fractional shares	-	-	-	-	(2)	-	-
Issuance of Class C preferred and common stock	-	-	6	29,866	13,476	134	-
Deferred Consulting	-	-	-	-	-	-	773,284
Series A Issuance for Consulting	-	-	-	-	134,464	1,345	(498,284)
Repayment of subscription receivable	-	-	-	-	-	-	-
Issuance of Series A preferred stock for services and interest on loans	4,594	11,485	-	-	-	-	-
Dividend on preferred stock	-	-	-	-	-	-	-
Accretion of redeemable preferred stock to redemption value	-	-	-	-	-	-	-
Deferred Stock Compensation	-	-	-	-	-	-	-
Issuance of stock options for consulting services	-	-	-	-	-	-	-
Issuance of Stock Options to settle lawsuit	-	-	-	-	-	-	-
Amortization of Deferred Stock Compensation	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-
Proceeds from stock offering, net of related expenses	-	-	-	-	9,200,000	92,000	-
Conversion of Series A preferred stock	(4,767,907)	(5,741,451)	-	-	9,535,814	95,358	-
Conversion of Series C preferred stock	-	-	(6)	(29,866)	12	-	-

Conversion of convertible preferred stock	-	-	-	-	19,823,704	198,237	-
Payment of accrued dividend	-	-	-	-	859,330	8,593	-
Cashless Warrant exercise	-	-	-	-	1,982,876	19,829	-
Exercise of Stock Options	-	-	-	-	1,162,852	11,629	-
Shares issued through ESPP	-	-	-	-	54,956	550	-
Option extension for CEO	-	-	-	-	-	-	-
Option extension for severed employees	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-
Balance, December 31, 2001	-	$ -	-	$ -	42,770,856	$ 427,709	$ -

Deferred Stock Compensation revaluation	-	-	-	-	-	-	-
Amortization of Deferred Stock Compensation	-	-	-	-	-	-	-
Shares issued through ESPP	-	-	-	-	42,041	420	-
Purchase of Treasury Stock	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-
Balance, December 31, 2002	-	$ -	-	$ -	42,812,897	$ 428,129	$ -

Deferred Stock Compensation revaluation	-	-	-	-	-	-	-
Issuance of restricted stock units for bonus	-	-	-	-	-	-	-
Shares issued through ESPP	-	-	-	-	5,494	54	-
Exercise of Stock Options	-	-	-	-	289,135	2,892	-
Net loss	-	-	-	-	-	-	-
Balance, December 31, 2003	-	$ -	-	$ -	43,107,526	$ 431,075	$ -

Deferred Stock Compensation revaluation	-	-	-	-	-	-	-
Issuance of restricted stock units for bonus	-	-	-	-	-	-	-
Amortize deferred stock compensation	-	-	-	-	643,160	6,431	-
Shares issued through ESPP	-	-	-	-	8,124	82	-
Issuance of non-employee stock options	-	-	-	-	-	-	-
Exercise of Stock Options	-	-	-	-	30,000	300	-
Net loss	-	-	-	-	-	-	-
Balance, December 31, 2004	-	$ -	-	$ -	43,788,810	$ 437,888	$ -

	Deferred	Additional	Stock				Total
	Stock	Paid-in	Subscription	Retained	Treasury Stock		Stockholders'
	Compensation	Capital	Receivable	Deficit	Shares	Amount	Equity

BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	$ -	$ -	$ -	$ -	-	$ -	$ -

Issuance of Founder’s Shares	-	-	-	(67,500)	-	-	-
Issuance of Class A preferred stock	-	-	(5,000,000)	-	-	-	387,500
Recapitalization	-	-	-	-	-	-	-
Rounding for fractional shares	-	-	-	-	-	-	-
Issuance of Class C preferred and common stock	-	-	-	-	-	-	30,000
Deferred Consulting	-	-	-	-	-	-	773,284
Series A Issuance for Consulting	-	496,939	-	-	-	-	-
Repayment of subscription receivable	-	-	5,000,000	-	-	-	5,000,000
Issuance of Series A preferred stock for services and interest on loans	-	-	-	-	-	-	11,485
Dividend on preferred stock	-	-	-	(2,245,680)	-	-	(2,245,680)
Accretion of redeemable preferred stock to redemption value	-	-	-	(113,014)	-	-	(113,014)
Deferred Stock Compensation	(1,443,061)	1,443,061	-	-	-	-	-
Issuance of stock options for consulting services	(47,892)	47,892	-	-	-	-	-
Issuance of Stock Options to settle lawsuit	-	303,160	-	-	-	-	303,160
Amortization of Deferred Stock Compensation	1,279,389	-	-	-	-	-	1,279,389
Issuance of warrants	-	36,520,366	-	(34,580,000)	-	-	1,940,366
Proceeds from stock offering, net of related expenses	-	49,249,537	-	-	-	-	49,341,537
Conversion of Series A preferred stock	-	5,646,093	-	-	-	-	-
Conversion of Series C preferred stock	-	29,866	-	-	-	-	-
Conversion of convertible preferred stock	-	36,496,431	-	-	-	-	36,694,668
Payment of accrued dividend	-	1,077,714	-	-	-	-	1,086,307
Cashless Warrant exercise	-	(19,829)	-	-	-	-	-
Exercise of Stock Options	-	1,164,041	-	-	-	-	1,175,670
Shares issued through ESPP	-	109,394	-	-	-	-	109,944

Option extension for CEO	-	315,394	-	-	-	-	315,394
Option extension for severed employees	-	31,197	-	-	-	-	31,197
Net loss	-	-	-	(57,139,978)	-	-	(57,139,978)
Balance, December 31, 2001	$ (211,564)	$ 132,911,256	$ -	$ (94,146,172)	-	$ -	$ 38,981,229

Deferred Stock Compensation revaluation	173,616	(173,616)	-	-	-	-	-
Amortization of Deferred Stock Compensation	19,535	-	-	-	-	-	19,535
Shares issued through ESPP	-	12,885	-	-	-	-	13,305
Purchase of Treasury Stock	-	-	-	-	132,000	(99,660)	(99,660)
Net loss	-	-	-	(20,839,252)	-	-	(20,839,252)
Balance, December 31, 2002	$ (18,413)	$ 132,750,525	$ -	$ (114,985,424)	132,000	$ (99,660)	$ 18,075,157

Deferred Stock Compensation revaluation	(87,031)	87,031	-	-	-	-	-
Issuance of restricted stock units for bonus	(727,195)	727,195	-	-	-	-	-
Shares issued through ESPP	-	911	-	-	-	-	965
Exercise of Stock Options	-	231,005	-	-	-	-	233,897
Net loss	-	-	-	(8,618,013)	-	-	(8,618,013)
Balance, December 31, 2003	$ (832,639)	$ 133,796,667	$ -	$ (123,603,437)	132,000	$ (99,660)	$ 9,692,006

Deferred Stock Compensation revaluation	78,083	(78,083)	-	-	-	-	-
Issuance of restricted stock units for bonus	(679,807)	679,807	-	-	-	-	-
Amortize deferred stock compensation	727,196	(33,022)	-	-	-	-	700,605
Shares issued through ESPP	-	3,854	-	-	-	-	3,936
Issuance of non-employee stock options	-	16,288	-	-	-	-	16,288
Exercise of Stock Options	-	26,400	-	-	-	-	26,700
Net loss	-	-	-	(5,329,960)	-	-	(5,329,960)
Balance, December 31, 2004	$ (707,167)	$ 134,411,911	$ -	$ (128,933,397)	132,000	$ (99,660)	$ 5,109,575

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statement of Cash Flows

				Cumulative from
				May 8, 1997
				(date of inception)
				through December
	2004	2003	2002	31, 2004
Cash flows from operating activities:
Net (loss)	$ (5,329,960)	$ (8,618,013)	$ (20,839,252)	$ (91,927,203)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	187,230	284,734	1,644,230	4,137,967
Loss on sale of fixed assets	25,301	-	14,481	196,169
Impairment of assets	(9,703)	366,788	4,297,128	4,654,213
Restricted cash	95,221	(50,000)	45,222	(310,011)
(Expenses paid) restructuring charge	(343,547)	(343,547)	1,749,738	1,062,644
Reserve for officers note	(17,931)	(308,423)	428,398	102,044
Interest expense relating to issuance of warrants	-	-	-	371,000
Non-cash charge for change in option terms	-	-	-	346,591
Non-cash charge for settlement of lawsuit	-	-	-	303,160
Amortization of deferred consulting expense, net	-	-	-	1,160,784
Amortization of deferred stock compensation	700,605	-	19,534	1,990,858
Options and warrants issued for consulting services	16,288	-	-	1,585,654
Services and interest expense paid in preferred stock	-	-	-	11,485
Gain on sale of investments	(3,562,582)	-	-	(3,562,582)
Changes in operating assets and liabilities:
Accounts receivable	76,028	(128,133)	-	(52,105)
Inventory	16,091	(238,684)	-	(222,593)
Prepaid expenses and other current assets	(26,239)	1,310,652	(1,172,448)	(1,019,100)
Accounts payable	241,114	70,749	(834,139)	389,189
Accrued compensation and benefits	(25,391)	(70,623)	(494,507)	130,609
Accrued interest	-	-	-	275,560
Dividend receivable	63,758	(63,758)	-	-
Due to related party	-	-	(35,532)	-

Other accrued expenses and current liabilities	(270,958)	87,646	(364,219)	402,239
Net cash used in operating activities	(8,164,675)	(7,700,612)	(15,541,366)	(79,973,428)

Cash flows from investing activities:
Purchase of investments	(90,352)	(1,100,000)	-	(1,190,352)
Sale of investments	4,752,934	-	-	4,752,934
Increase in other assets	-	(236,854)	-	(412,072)
Purchases of property and equipment	(30,845)	(7,993)	(466,081)	(8,452,553)
Sale of property and equipment	17,875	53,365	-	71,240
Net cash provided by (used in) investing activities	4,649,612	(1,291,482)	(466,081)	(5,230,803)

Cash flows from financing activities:
Initial public stock offering, net of expenses	-	-	-	49,341,537
Payment of dividends	-	-	-	(1,159,373)
Shares issued under employee stock purchase plan	3,936	965	13,305	128,150
Exercise of employee stock options	26,700	233,897	-	1,436,267
Issuance of preferred stock	-	-	-	32,868,028
Repayment of subscription receivable	-	-	-	5,000,000
Proceeds from capital leases	-	-	-	495,851
Repayment of capital leases	-	(200,041)	(340,455)	(1,031,395)
Prepaid financing costs	(327,646)	-	-	(327,646)
Proceeds from notes payable issued to investors	-	-	-	3,550,000
Net cash provided by (used in) financing activities	(297,010)	34,821	(327,150)	90,301,419

(Decrease)increase in cash and cash equivalents	(3,812,073)	(8,957,273)	(16,334,597)	5,097,188

Cash and cash equivalents, beginning of period	8,909,261	17,866,534	34,201,131	-
Cash and cash equivalents, end of period	$ 5,097,188	$ 8,909,261	$ 17,866,534	$ 5,097,188

Supplemental disclosure of non--cash transactions:
Cash paid for interest	$ -	$ 6,700	$ 48,926	$ 488,126
Cash paid for taxes	$ 1,500	$ 4,700	$ 17,000	$ 32,000
Assets acquired through capital lease	$ -	$ -	$ -	$ 535,445

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Nature of Business and Operations

Nature of Business. Beacon Power Corporation (the "Company" or "Beacon") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since its inception, Beacon has been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. As discussed in Note 6, during the fourth quarter of 2000, the Company completed an initial public offering of its common stock and raised approximately $49.3 million net of offering expenses. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, developing alternative power sources. The Company’s organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

The Company does not expect to become cash flow positive until at least 2009 and must raise additional equity to execute its business plan and continue as a going concern. On May 24, 2005 Perseus 2000 Expansion, L.L.C. made an investment of $1.4 million and July 26, 2005 made an investment of $1.5 million for a total of $2.9 million in the Company, in exchange for 1,666,667 and 1,785,714 shares of common stock, respectively and Perseus Capital, L.L.C. paid $0.1 million for the extension for two years of an existing warrant owned by Perseus Capital, L.L.C. On November 8, 2005, the Company distributed 9,868,421 newly issued shares of its common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. The Company also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds to the Company of approximately $14 million net of expenses and commissions in the amount of approximately $1 million. The Company has agreed to use these proceeds for working capital purposes only. For further details, please see the Securities Purchase Agreement which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2005. Based on the Company’s current cash usage rates and additional expenditures expected in support of its plan, the Company has only enough cash to fund operations into the first quarter of 2007. The Company will seek to obtain an equity investment during 2006 to cover expenses relating to continuing operations, working capital, flywheel prototype development and new business development.

Operations. The Company has experienced net losses since its inception and, as of December 31, 2004, had an accumulated deficit of approximately $128.9 million. The Company is currently facing the challenge of identifying potential applications, and the ongoing development and refinement of its products. This ongoing research and development will require substantial additional outlays of capital. The Company has taken significant actions over the last two years to reduce its cash expenditures for product development, infrastructure and production readiness. Headcount, development spending and capital expenditures have also been significantly reduced. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that the Company’s products could provide. Preliminary design of potential products for markets for its flywheel products has continued. Expenditures under two state government contracts for the development of a one-tenth-power prototype of the Company’s Smart Energy Matrix have begun, but further expenditures for full scale development and ramping production capabilities will not be made until sufficient funding to ensure that it can complete development of the matrix and continue as a going concern is obtained. The Company has continued, on a reduced level, production of its inverter product for solar energy applications. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company’s business going forward. Inverter inventory valuation write-downs were recorded during 2004 in the amount of approximately $1,025,000, and a provision for future inverter warranty expenditures of approximately $28,000 was also recorded.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company had minimal revenues, and incurred significant losses of approximately $5,330,000, $8,618,000 and $20,839,000 and cash decreases of approximately $3,812,000, $8,957,000 and $16,335,000, during the years ended December 31, 2004, 2003 and 2002, respectively. The Company has approximately $5,097,000 of cash and cash equivalents on hand at December 31, 2004 which is adequate to fund operations through approximately May 2005. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recognizes that its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on the Company’s ability to obtain adequate equity investments, and in the long term, on the successful expansion of the Company’s share of the market for its current products and the establishment of new markets for products under development. The Company believes that the successful achievement of these initiatives should provide it with sufficient resources to meet its cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, and has incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of the Company.

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

Accounts Receivable and Allowance for Doubtful Accounts. The Company evaluates the collectibility of its open receivables on an ongoing basis. General reserves are established at the time an invoice is generated. In addition, specific reserves for bad debt are recorded based on the age of receivables, and when the Company is notified of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts due from its customers. The Company’s estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented in the Company’s balance sheets net of an allowance for doubtful accounts of $22,850 and $0 at December 31, 2004 and 2003, respectively.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances are comprised of the following amounts as of December 31, 2004 and 2003:

	2004	2003
Raw materials	$ 176,349	$ 104,362
Work in progress	46,244	26,001
Finished goods	-	108,321
Inventories	$ 222,593	$ 238,684

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

During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a consultant to the Company. This advance is interest bearing and secured by Mr. Stanton’s holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004, Mr. Stanton was paid approximately $80,000 of consulting fees by the Company, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance. Through December 31, 2004, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of December 31, 2004 is $101,000. On August 5, 2005, Mr. Stanton surrendered vested options to purchase 76,752 shares of the Company’s common stock, which were granted to him on October 13, 2004. The Company gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of the Company’s common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by the Company to Mr. Stanton as described above.

Property and Equipment. Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Other Assets. Other assets consist primarily of deferred financing costs relating to the Company’s equity raising activities and due diligence of possible acquisitions and includes expenditures for legal, business valuation and consulting services. Intellectual property relating to the Company’s Smart Power M5 inverter system purchased from Advanced Energy Systems, Inc., was fully amortized at December 31, 2004

Loss on Sales Commitments. At December 31, 2004 the Company determined that it had no sales commitments that required establishing a loss on sales commitment reserve. When the Company has sales commitments that are firm, have fixed-prices, and the direct costs to manufacture products covered by the Company's firm sales commitments are in excess of the fixed selling prices, revenue and cost of revenue on such sales commitments are recorded as deliveries are made. Direct costs consist of materials and direct labor costs. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made.

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. The Company recognizes a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. The Company's analyses indicate that there was an impairment of long-lived assets and recognized an asset impairment charge of $0 in 2004, $366,788 in 2003 and $4,297,128 in 2002.

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

Restructuring and asset impairment charges. The Company’s initial products were focused on the telecom industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecom as well as the low price of lead-acid batteries, the Company has not been successful in selling products into this market. Therefore, in December of 2003, the Company recorded a non-cash asset impairment charge of $0.4 million in order to reduce the carrying amount of its flywheel related patents and patents pending as the estimated future cash flows anticipated from these assets were substantially in doubt. Also, in July 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of its long-term assets were idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, in 2002, incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as “Restructuring Reserve” in the current liabilities section of the balance sheet.

The restructuring reserves are as follows:

	December 31,
	2004	2003
Beginning balance	$ 1,406,191	$ 1,749,738
Payments of rent	(343,547)	(343,547)
Ending balance	$ 1,062,644	$ 1,406,191

Revenue Recognition. Although the Company has shipped products, and recorded contract revenues, its operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore it continues to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”

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

Government Contract Revenue Recognized on the Percentage-of-Completion Method. The Company recognizes contract revenues using the percentage-of-completion method. Under SOP 81-1, an acceptable methodology is the efforts-expended method based on a measure of the work performed. The Company uses labor hours as the basis of the percentage of completion calculation. It is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Each quarter the Company performs an estimate-to-complete analysis, and any changes to its original estimates are recognized in the period in which they are determined.

Revenues recognized in excess of amounts billed are classified as current assets, and included in “Prepaid expenses and other current assets” in the Company’s balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

Cost of Goods Sold. The Company costs its products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred. In addition, the Company continuously evaluates inventory and purchase commitments to insure that levels do not exceed the expected deliveries for the next twelve months. As the Company is in the early stages of production, its actual manufacturing costs incurred currently exceed the fair market value of its products. The Company provides a five-year limited product warranty for its Smart Power M5 product line and accrues for estimated future warranty costs in the period in which the revenue is recognized. In 2004, the Company established a reserve for its Smart Power M5 inventory as a result of lower than anticipated sales volumes., Although the Company is continuing to support its inverter product, the Company does not believe that inverters will be a significant portion of the Company’s business going forward and is uncertain as to when or at what price it will be able to sell its inventories. The charge to Cost of Goods Sold was approximately $1,025,000, which includes accrued purchase commitments of approximately $45,000.

Stock-Based Compensation. The Company accounts for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. In 2002 the Company implemented FASB Statement of Financial Accounting Standards No. 148 (“SFAS 148"), “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 also provides alternative methods of transition for a voluntary change to fair-value based methods of accounting, which the Company has not adopted at this time.

Deferred compensation expense associated with stock awards to non-employees is measured using the fair-value method and is amortized over the vesting period using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

No stock-based compensation is reflected in net earnings for stock options granted to employees as all options granted under the plan had an exercise price equal to or greater than the market price of the underlying stock at the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

Year ended December 31,
	2004	2003	2002

Net loss to common shareholders as reported	$ (5,329,960)	$ (8,618,013)	$ (20,839,251)
Pro-Forma compensation expense	$ 1,255,094	$ 400,148	$ 2,998,612
Net loss--pro forma	$ ($6,585,054)	$ (9,018,161)	$ (23,837,863)
Loss per share--as reported	$ (0.12)	$ (0.20)	$ (0.49)
Loss per share--pro forma	$ (0.15)	$ (0.21)	$ (0.56)

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

The Company granted Restricted Stock Units to employees for service performed in 2004 and 2003 that vest quarterly during the subsequent year. The Company’s Restricted Stock Unit Deferred Compensation Plan is described in more detail in Note 10.

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

Loss Per Share – Basic and Diluted. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. The calculation of diluted net loss per common share for the years ended December 31, 2004, 2003 and 2002 does not include 10,779,498, 9,732,929 and 14,326,571 of potential shares of common stock equivalents outstanding at December 31, 2004, 2003 and 2002, respectively, as their inclusion would be antidilutive or their exercise price exceeded the average market price of the Company’s common stock.

3. Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful
	Lives	2004	2003
Machinery and equipment	5 years	$ 571,198	$ 627,406
Service vehicles	5 years	16,762	62,327
Furniture and fixtures	7 years	296,652	279,190
Office equipment	3 years	1,396,562	1,398,835
Leasehold improvements	Lease term	533,352	524,347
Equipment under capital lease obligations	Lease term	918,285	918,284
Total		$3,732,811	$3,810,389
Less accumulated depreciation and amortization		(3,474,164)	(3,453,209)
Property and equipment, net		$ 258,647	$ 357,180

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

On August 16, 2004, Ricardo and Gladys Farnes, and TLER Associates, Ltd. a Bahamas corporation ("TLER"), delivered a complaint to the Company, naming as defendants, the Company, John Doherty, Richard Lane, and unidentified individuals and corporations.  The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada.  The complaint alleged that in 2001, defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company, and (b) thereafter, posted on the internet defamatory and personal information concerning the plaintiffs.  The plaintiffs did not allege any specific amount of damages, and instead asserted that damages exceed $10,000.  The Company answered the complaint and denied its material allegations.  On July 31, 2005, the Company agreed to make a payment in final settlement of this suit in the amount of $5,000.

5. Preferred Stock

As a result of the initial public offering of the Company’s common stock and the conversion of all outstanding shares of all classes of the preferred stock, the Company amended its charter and cancelled all its classes of preferred stock. The Company then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by its Board of Directors. At December 31, 2004 and 2003, there are 10 million shares of $.01 par value preferred stock authorized with none outstanding.

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

Shareholder Rights Agreement. In September 2002, and amended as of December 27, 2002,the Company’s Board of Directors approved a Rights Agreement, under which, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of the Company’s newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of the outstanding common stock, or in the event that the Company is acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Reserved Shares. At December 31, 2004, 11,601,803 shares of common stock were reserved for issuance under the Company's stock option plan and outstanding warrants.

7. Redeemable Convertible Preferred Stock and Stock Warrants

Warrants outstanding as of December 31, 2004:

	Grant Date	Expiration Date	Strike Price	Issued and Outstanding

Class E	4/7/2000	4/7/2005	$ 1.25	510,672
Class F	5/23/2000	5/23/2005	$ 2.25	4,555,554
F Financing (Bridge)	4/21/2000	4/21/2005	$ 2.10	58,000
Consultants	8/2/2000	8/2/2005	$ 6.00	20,000
GE (CR&D)	10/24/2000	10/24/2005	$ 2.10	120,000

Total Warrants				5,264,226

Class E Redeemable Convertible Preferred Stock and Class E Stock Warrants. Prior to its initial public offering, the Company’s capital structure included Class E redeemable convertible preferred stock (“Class E Stock”). All outstanding shares of the Class E Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After the initial public offering, the Company amended its charter and cancelled all its Class E Stock.

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

In conjunction with the Class E Stock conversion, warrants to purchase 315,000 shares, issued in conjunction with the issuance of the Senior Notes in August 1999, were cancelled. In exchange, warrants to purchase 306,535 shares of Class E Stock at $2.50 per share were issued. These warrants expire April 7, 2005. The estimated fair market value of these warrants was approximately $344,000. Since these warrants replaced the August 2, 1999 warrants, the amount allocated to the August 1999 warrants have been reallocated to Class E Stock Warrants and the remaining $174,000 was charged to interest expense in the year ended December 31, 2000. As a result of the initial public stock offering by the Company in the fourth quarter of 2000, the holders of the warrants are now entitled to purchase 613,070 shares of the Company’s common stock instead of the Class E Stock. In December 2000, an investor exercised its 102,398 of its warrants, in a cashless transaction, to purchase 84,433 shares of the Company’s common stock. The remaining outstanding warrants are 510,672 at December 31, 2004, and are to expire on April 7, 2005.

Class F Redeemable Convertible Preferred Stock and Class F Stock Warrants. Prior to its initial public offering, the Company’s capital structure included Class F redeemable convertible preferred stock (“Class F Stock”). All outstanding shares of the Class F Stock plus accrued dividends were either converted into shares of common stock during the initial public offering or were paid in cash in February 2001. After its initial public offering, the Company amended its charter and cancelled all its Class F Stock.

In conjunction with the issuance of the Class F Stock, the Company issued warrants to seven investors to purchase 6,333,333 shares of its common stock at an exercise price of $2.25. The estimated fair value of the warrants at the date of their issuance was $33,000,000. This amount was recorded as a dividend to the holders of the Class F Stock and credited to additional paid-in-capital during 2000. These warrants expire on May 23, 2005. During December 2000, two investors exercised 1,884,800 of their warrants, in a cashless transaction, to purchase 1,289,600 shares of the Company’s common stock.

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

8. Stock Options

The Company's option plans provide for the granting of stock options to purchase up to 9,000,000 shares of the Company's common stock. Options may be granted to employees, officers, directors and consultants of the Company with terms of up to 10 years. Under the terms of the option plans, incentive stock options ("ISOs") are to be granted at fair market value of the Company's stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

Stock option activity since inception is as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value

Outstanding at inception	-
Granted	8,118,695	2.39	1.35
Exercised	(1,162,852)	0.98
Canceled, forfeited or expired	(2,105,942)	3.53

Outstanding, December 31, 2001	4,849,901	2.37
Granted	3,050,628	1.16	0.38
Exercised	-	-
Canceled, forfeited or expired	(2,513,186)	2.25

Outstanding, December 31, 2002	5,387,343	1.78
Granted	367,099	1.26	0.07
Exercised	(289,135)	0.81
Canceled, forfeited or expired	(2,649,378)	1.95

Outstanding, December 31, 2003	2,815,929	1.59
Granted	3,772,139	0.72	0.43
Exercised	(30,000)	0.89
Canceled, forfeited or expired	(340,493)	1.58

Outstanding, December 31, 2004	6,217,575	$ 1.06

The following table summarizes information about stock options outstanding at December 31, 2004:

		Weighted-		Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average		Average
	of Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	of Options	Price

$.255-$.74	4,341,743	9.49	$0.70	4,112,573	$0.71
$.89 - $1.05	1,172,228	6.42	$0.89	1,172,228	$0.89
$1.78 - $2.50	339,104	5.35	$2.22	339,104	$2.22
$3.00 - $4.10	190,000	5.50	$3.94	190,000	$3.94
$5.10 - $6.10	154,500	5.88	$5.67	154,500	$5.67
$6.90 - $9.31	20,000	7.00	$8.16	20,000	$8.16

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

10. Restricted Stock Units

During 2003 the Company put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 and 2004. Based on the Company’s need to conserve cash and the desire to retain its professional staff, the Company determined that it would be in the best interest of it, its employees, and its stockholders to implement a stock-based Deferred Compensation Plan.

The LTIP has eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby the Company establishes goals that are strategically aligned to the Company’s performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or “RSUs”) at no cost to the recipient, that can be converted into shares of Company's common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. The Company’s employees earned 738,921 and 667,151 RSUs for the fiscal years ended December 31, 2004 and 2003, respectively, which are not available for exercise until satisfaction of the quarterly vesting period during the following calendar year. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in the Company’s Income Statement. Accordingly, no compensation expense has been recorded for 2003. Compensation expense recorded during the vesting period in 2004 for the 2003 RSU program was $700,605.

11. Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

				Cumulative from
				May 8, 1997
				(Date of
	Year ended	Year ended	Year ended	Inception) to
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2004
State – current	$ 750	$ 1,956	$ -	$ 19,862
Federal—deferred	(1,974,627)	(5,807,539)	(7,377,177)	(34,822,401)
State—deferred	(325,553)	(1,169,696)	(824,557)	(5,809,036)
Increase in valuation allowance	2,300,179	6,977,235	8,201,734	40,631,436
Provision (benefit) for income taxes	$ 750	$ 1,956	$ -	$ 19,861

A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit	(34) %
State, net of federal effect	(6)
Valuation allowance provided	40
Effective rate	--%

The components of the Company's deferred tax assets and liabilities consisted of the following at December 31:

	2004	2003
Long-term assets:
Net operating loss carryforwards	$ 31,862,096	$ 29,965,300
Research and development credits	2,701,000	2,577,524
Restructuring reserves	2,232,298	2,373,598
Other	557,174	135,966
Net deferred tax assets before valuation allowance	37,352,568	35,052,388
Less valuation allowance	(37,352,568)	(35,052,388)
Net deferred tax assets	$ -	$ -

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

12. Retirement Savings Plan

In 1998, the Company created a 401(k) Retirement Savings Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. The Company matches employee contributions at a rate of 50% up to the first 6% of the employee's contributions. The Company may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company matching contributions were $61,213, $63,671 and $113,257 during 2004, 2003 and 2002 respectively. The Company has not made any profit sharing contributions since the plan’s inception.

13. Related Party Transactions

Strategic Investment. On May 15, 2003, the Company invested $1,000,000 in the Series A Preferred Stock of Evergreen Solar, Inc., a public company, which specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of the Series A Preferred Stock of Evergreen, for $1.12 per share. The Series A Preferred Stock is convertible into common stock on a one to one basis and accrues dividends at a rate of 10%. The common stock market value on an as converted basis at December 31, 2003 was $1,595,637. In addition the Company purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen’s common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share. The Company sold its holdings in Evergreen, including the warrant, during 2004 in order to help finance its operations and received cash proceeds of approximately $4,753,000, representing a gain on this investment of $3,562,582.

Evergreen’s financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company’s stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen’s Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C., and Mr. Deutch is one of four individuals from the Evergreen investor group that was added to the Board of Directors of Evergreen when the investment closed. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. In addition, Mr. Deutch did not taken part in any discussions concerning this investment. Beacon’s participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances.

Loan to Officer. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a consultant to the Company. This advance is interest bearing and secured by Mr. Stanton’s holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004, Mr. Stanton was paid approximately $80,000 of consulting fees by the Company, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance. Through December 31, 2004, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of December 31, 2004 is $101,000. including current year interest of $4,008 and is fully reserved; however, it has not been cancelled. On August 5, 2005, Mr. Stanton surrendered vested options to purchase 76,752 shares of the Company’s common stock, which were granted to him on October 13, 2004. The Company gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of the Company’s common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by the Company to Mr. Stanton as described above.

14. Quarterly Results (Unaudited)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$ 57,408	$ 126,484	$ 80,902	$ 59,900
Gross profit (loss)	$ (18,371)	$ (181,604)	$ (898,802)	$ (34,398)
Loss from operations	$(2,189,460)	$(2,358,497)	$(2,751,782)	$(1,749,096)
Net (loss) income	$(2,148,727)	$(2,266,205)	$(1,854,795)	$ 939,767
Income (loss) per share - basic and diluted	$ (0.05)	$ (0.05)	$ (0.04)	$ 0.02
Weighted-average common shares outstanding	43,121,702	43,273,817	43,538,541	43,702,485

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$ -	$ -	$ -	$ -
Loss from operations	$(2,277,244)	$(2,256,698)	$(2,056,258)	$(2,547,488)
Net loss	$(2,229,375)	$(2,218,750)	$(1,708,861)	$(2,461,027)
Loss per share - basic and diluted	$ (0.05)	$ (0.05)	$ (0.04)	$ (0.06)
Weighted-average common shares outstanding	42,812,897	42,814,929	42,883,762	43,028,761

15. Restatement

Subsequent to the issuance of the Company’s 2003 financial statements, the Company’s management determined that its liabilities had been overstated and additional paid in capital understated due to a bookkeeping error in recording the Restricted Stock Units (Note 10). As a result, the balance sheet and statement of changes in equity have been restated from the amounts previously reported to correct the error. Additionally, the Company has reclassified certain cash deposits securing letters of credit from cash and cash equivalents, as previously reported, into restricted cash as of December 31, 2003 and 2002. Furthermore, the Company determined that the investment in Evergreen Solar should have been recorded at cost (see Note 13). The Company had previously recorded its investment in Evergreen as available-for-sale with the unrealized gain recorded as a separate component of accumulated other comprehensive income, net of tax.

A summary of the effects of the restatements on previously reported financial position as of December 31, 2003 and 2002 is as follows:

At December 31, 2003	As previously reported	As restated

Cash	$ 9,314,493	$ 8,909,261
Restricted cash	-	405,232
Investments	1,695,638	1,163,758
Accrued compensation and benefits	883,195	156,000
Other comprehensive income	531,880	-
Additional paid in capital	133,069,472	133,796,667

At December 31, 2002	As previously reported	As restated
Cash	$ 18,221,766	$ 17,866,534
Restricted cash	-	355,232

The Company has also restated the disclosures in Note 3 Property and Equipment, to reflect the adjusted cost basis net of impairment by asset class.

16. Subsequent Events

Development Contracts

New York State Energy Research and Development Authority (NYSERDA) contract.

On February 10, 2005 the Company was awarded a research and development contract from the New York State Energy Research and Development Authority (NYSERDA) under a joint initiative between the U.S. Department of Energy (DOE) Energy Storage Research Program and NYSERDA, entitled “Grid Frequency Regulation by Recycling Energy in Flywheels,” to demonstrate an advanced energy storage solution for frequency regulation and grid stability in New York State. Under the contract, the Company will demonstrate a one-tenth-power prototype of the Company’s planned megawatt-level system, known as the Smart Energy Matrix. The demonstration will integrate the Company’s flywheels and associated power electronics into the distribution power grid. The contract requires the Company’s Smart Energy Matrix to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.4 million, of which approximately $385,000 consists of inventories the Company had previously expensed, and this expected cost will be partially offset by approximately $645,000 of revenue. Due to a change in the scope of the project agreed to by both the Company and NYSERDA, delivery of the unit and the majority of the revenue will not occur until the first half of 2006.

California Energy Commission (CEC) contract

On February 14, 2005 the Company executed a contract with the California State Energy Resources Conservation and Development Commission (“CEC”) entitled “Flywheel Energy Storage System for Grid Frequency Regulation,” to demonstrate a one-tenth power prototype version of its Smart Energy Matrix advanced energy storage solution for frequency regulation and grid stability. A successful demonstration of frequency regulation will also serve to demonstrate the system’s technical and market feasibility in the grid stabilization market. The contract requires the Company’s flywheel based system to be delivered and installed during the second half of 2005. The unit was shipped to CEC in September 2005, and the testing phase of the contract is ongoing. The contract is expected to cost approximately $1.8 million, and this expected cost will be partially offset by approximately $1.2 million of revenue, with the majority of it in 2005.

Business Combination with NxtPhase T&D Corporation

On April 22, 2005, the Company entered into an agreement to acquire NxtPhase T&D Corporation, a privately held Canadian corporation. On November 22, 2005, the Company and NxtPhase agreed to terminate the agreement and to pay NxtPhase $150,000 as a release from any and all liabilities related to the agreement. The Company also expensed approximately $850,000 of related deferred professional fees in the 3rd quarter of 2005.

Under terms of the agreement, the Company would have acquired NxtPhase by issuing approximately 18.6 million new shares of common stock of the Company to NxtPhase stockholders and employees. The agreement was scheduled to expire on December 31, 2005 unless the acquisition of NxtPhase had occurred by that date. On

September 29, 2005, the Company filed a preliminary joint proxy statement for the purpose of obtaining a shareholder vote on this proposed transaction and withdrew its joint proxy statement as of November 22, 2005.

Fundraising

On November 8, 2005, the Company distributed 9,868,421 newly issued shares of its common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. The Company also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds to the Company of approximately $14 million net of expenses and commissions in the amount of approximately $1 million. The Company has agreed to use these proceeds for working capital purposes only. For further details, please see the Securities Purchase Agreement which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2005.

On May 24, 2005 and July 26, 2005 the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, and in return issued to Perseus 3,452,381 shares of the Company’s Common Stock and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008 per share. Another affiliate, Perseus Capital, L.L.C., also paid $0.1 million for an extension by two years to an existing warrant already held by Perseus Capital. This warrant entitles Perseus Capital to purchase 1,333,333 shares of the Company’s Common Stock, exercisable at $2.25 per share.

17. Schedule II Valuation and Qualifying Accounts

2004
Description	Balance at 1/1/2004	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2004

Product Warranty	$ -	$ 30,017	$ -	$ (5,504)	$ 24,512

Commitment reserve	-	235,927	-	(187,662)	48,265

Accounts receivable reserve	-	22,850	-	-	22,850

Inventory reserve	1,991,414	1,027,386	-	(131,112)	2,887,688

2003
Description	Balance at 1/1/2003	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2003

Product Warranty	$ -	$ -	$ -	$ -	$ -

Commitment reserve	-	-	-	-	-

Accounts receivable reserve	-	-	-	-	-

Inventory reserve	1,864,786	160,941	-	(34,312)	1,991,415

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 27, 2004, the Company’s former independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), resigned as the independent registered public accounting firm Deloitte performed the review and audit of the Company’s books and accounts for the fiscal years ending December 31, 2003 and 2002 and the interim quarterly reviews through the quarter ended June 30, 2004. The resignation was the decision of Deloitte. There were no disagreements during the past two fiscal years and the subsequent interim periods ending June 30, 2004 and through August 27, 2004 between Deloitte and management on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused it to make reference thereto in its reports on the financial statements for such years.

On October 29, 2004, the audit committee of the board of directors of the Registrant approved the engagement of Miller Wachman LLP (“Miller Wachman”) as the Registrant’s new independent registered public accounting firm.

Item 9A. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in its periodic SEC filings within the required time period. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2004, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In addition, the Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) occurred during the period covered by this Annual Report on Form 10-K/A. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no change in the Company’s internal control over financial reporting during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning executive officers of the Company that responds to this Item is incorporated by reference from Item 4A contained in Part 1 of this Form 10-K/A.

Members of the current board of directors are as follows:

Stephen P. Adik, age 61 (director since 2004)

Audit committee
Compensation committee
Nominating committee

Mr. Adik served as Vice Chairman at NiSource Inc., (NYSE: NI), a Fortune 500 electric, natural gas and pipeline company, from December 2000 until his retirement in December 2003. He joined NiSource in 1987 as Vice President and general manager, Corporate Support Group, and later held positions of Senior Executive Vice President and Chief Financial Officer. At NiSource, he helped grow the company's market capitalization from $600 million to the current value of approximately $5.6 billion. Before joining the energy industry in 1983, Mr. Adik also had more than 20 years of operating and financial experience in the transportation industry. His industry affiliations have included the American Gas Association, Edison Electric Institute and the Midwest Gas Association. In May of 2005 Mr. Adik retired from the board of NiSource and is currently a member of the boards of the Chicago SouthShore and South Bend Railroad and North Western Corp, an electric and natural gas company serving Montana, South Dakota and Nebraska. Mr. Adik holds a degree in mechanical engineering from the Stevens Institute of Technology, and an MBA degree in finance from Northwestern University. Mr. Adik’s term of office expires in 2007.

F. William Capp, age 56 (director since 2001)

Mr. Capp has served as the Company’s President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company. Prior to joining Beacon Power, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of a division of York International. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand including Vice President and General Manager of its Compressor Division, Vice President of Technology for a wholly owned subsidiary, the Torrington Company as well as numerous engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality. Mr. Capp’s term of office expires in 2005.

Philip J. Deutch, age 40 (director since 1998)

Mr. Deutch has served as a Managing Director of Perseus L.L.C. since 1997. In this position, Mr. Deutch has led Perseus' investments in numerous energy technology companies. Prior to joining Perseus, Mr. Deutch was an attorney at Williams & Connolly LLP. and worked in the Mergers and Acquisitions Department of Morgan Stanley & Co. in New York City. In this position, Mr. Deutch was a member of execution teams for acquisitions, divestitures, and leveraged buyouts. Mr. Deutch is a graduate, with distinction, of Stanford Law School and of Amherst College where he was elected a member of Phi Beta Kappa. Mr. Deutch serves on the board of directors of Evergreen Solar, Inc. (NASDAQ-ESLR). Mr. Deutch's term of office expires in 2005. On May 6, 2005, Mr. Deutch resigned as a director of the Company.

John C. Fox, age 57 (director since 2005)

Mr. Fox has served as a Managing Director of Perseus, L.L.C. since 2000. Prior to joining Perseus, Mr. Fox was, from 1998 to 2000, Chief Operating Officer of Ontario Power Generation, Inc., where he was responsible for generation, transmission, distribution and retailing for the fifth largest electric utility in North America. During 1992 and 1993, he served as Executive Vice President of the Canyon Group, a Los Angeles based marketing and management consultancy. From 1981 to 1992, Mr. Fox held various management positions with Pacific Gas and Electric Company (PG&E) in San Francisco, California, including Manager, Energy Efficiency Services. He serves as a member of the board of directors of the Alliance to Save Energy and Rocky Mountain Institute. During 1992, he served as the Head of the Energy Efficiency Task Force, President Bush's Commission on Environmental Quality. Mr. Fox holds a B.S. in Civil Engineering from the University of Toronto and an M.B.A. from McMaster University in Hamilton, Ontario.

Jack P. Smith, age 56 (director since 2001)

Audit committee
Compensation committee

Mr. Smith is Chairman, Director and co-owner of SilverSmith Inc, a producer of natural gas well metering and automated data reporting systems. With partner, Mr. David Silvers, Smith founded SilverSmith Inc. in 2003. Prior to his current connection with SilverSmith, Smith was President and CEO of More Space Place, Inc., a leading producer and retailer of furniture system solutions. Currently located mainly in Florida, the company has several retail locations in other states as well. Prior to More Space Place, Inc., Mr. Smith served as President and Chief Executive Officer of Holland Neway International in Muskegon, Michigan, a leading designer and manufacturer of suspension systems and brake actuators for the commercial vehicle market. In 2000, this 650-person company had worldwide sales of $200 million. During his tenure, Smith was responsible for growing sales of Holland Neway (formerly Neway Anchorlok International) from $70 million to $200 million. In 1995, Smith led a successful management buyout of the company with equity partner Kohlberg Kravis Roberts. From 1992 to 1999, this and an earlier buyout transaction generated an equity return of over $110 million. Smith also held the positions of Vice President of Engineering and Quality Assurance at Neway Anchorlok International and directed the engineering and quality assurance departments. Earlier, he was Chief Engineer. From 1972 to 1982, Smith was Design Group Leader at the Ford Motor Company – Heavy Truck Division, in Dearborn, Michigan, where he also held positions as project engineer, and product planning analyst. Smith also serves on the board of directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago and Weasler Engineering in Wisconsin. He is a Trustee of Grand Valley State University Foundation. A resident of Grand Rapids, Michigan, Smith attended the University of Michigan where he earned bachelor’s (1970) and master’s (1971) degrees in mechanical engineering and an MBA (1979.) Mr. Smith’s term of office expires in 2007.

Kenneth M. Socha, age 58 (director since 1998)

Compensation Committee
Nominating committee

Mr. Socha has served as Senior Managing Director of Perseus L.L.C. since 1996. From 1985 to June 1988, he practiced law as a Partner in the New York office of Lane & Edson. He became a partner of Dewey Ballantine in New York City in 1988. Mr. Socha left Dewey Ballantine in February 1992 to join Rappahannock Investment Company, the predecessor of Perseus L.L.C. on a full-time basis. Mr. Socha is a director of five private companies in which Perseus has investments. He is a graduate of the University of Notre Dame and the Duke University School of Law. Mr. Socha’s term of office expires in 2007.

William E. Stanton, age 61 (director since 1997)

Mr. Stanton has been a director of the Company since its formation in 1997. He served as the President and CEO of the Company from January 1998 through December of 2001. Prior to joining Beacon, Mr. Stanton was the Chief Operating Officer of SatCon Technology Corporation (“SatCon”) from September 1995 to May 1997, where he managed operations and the strategy development to shift SatCon from a contract research and development company to a commercial product organization. This strategy included the formation of Beacon Power. Prior to joining SatCon, Mr. Stanton, in his 26 years at the Charles Stark Draper Laboratory, held the positions of Vice President of Operations, Vice President of Corporate Development , Director of New

Programs, Director of Avionics Programs, Avionics Program Manager, Director of Electronics Engineering, Principal Engineer, and Electronics Engineer. Mr. Stanton is on the board of his home owners association, was a founder and director of an in-school child-care center, and owned and operated residential rental property. He received a Bachelor's Degree in Electrical Engineering from the University of Maine, a Master's Degree in Instrumentation and Control from the Massachusetts Institute of Technology, and a Master's in Business Administration from the Harvard Business School. Mr. Stanton’s term of office expires in 2006.

Lisa W. Zappala, age 45 (director since 2005)

Audit Committee
Nominating Committee

Ms. Zappala, currently an independent consultant, was, from 1995 to 2003, Senior Vice President, Treasurer and, from 1998 to 2003, Chief Financial Officer of Aspen Technology, Inc., then a $300 million publicly traded software and services company. While at Aspen Technology, Ms. Zappala helped complete successful public and private equity fundraising rounds totaling over $400 million, as well as more than a dozen acquisitions. Ms. Zappala also serves on the board of Amicas, Inc., a publicly traded software company, as well as another privately held company. Prior to Aspen Technology, from 1981 to 1993, she practiced public accounting as a CPA at Arthur Andersen & Co.

There are no family relationships among any of the Company’s directors or executive officers. The Board has determined that Messrs. Capp and Stanton are the only members of the Board that are not independent under Nasdaq Rule 4200.

Audit Committee. The Audit Committee members are Messrs. Adik, Smith and Socha. Under NASDAQ audit committee rules and SEC rules for Small Business filers, Beacon’s audit committee must have at least three members, of which two must be “independent.” These rules applicable to audit committees are more difficult to satisfy than the rules related to the Board as a whole and its other committees. Both, Messrs. Smith and Adik qualify as “independent” as defined in the Nasdaq and SEC standards. Mr. Socha is an affiliated person and therefore does not meet the “independent” requirement. Beginning July 31, 2005, all three members of the audit committee must be “independent.” On July 21, 2005, the Board elected Lisa W. Zappala to serve as a director of the Company and to join the audit committee in place of Mr. Socha. Ms. Zappala and Messrs. Smith and Adik qualify as “independent.” Both Mr. Adik and Ms. Zappala are qualified as an Audit Committee Financial Expert. The Committee is appointed by and reports to the Board of Directors. Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of the independent auditors, review of the scope and results of the independent auditors' audit activities, evaluation of the independence of the independent auditors, and review of the Company's accounting controls and policies, financial reporting practices and the internal audit control procedures and related reports of the Company. During the last fiscal year, the Audit Committee held seven meetings that were not part of a full meeting of the board of directors. The Company’s audit committee charter can be found on its website at www.beaconpower.com.

Compensation Committee. The current Compensation Committee members are Messrs. Adik, Smith and Socha. The Compensation Committee has the authority to set the compensation of Beacon’s Chief Executive Officer and all executive officers and has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation and establishing and reviewing general policies relating to compensation and benefits of employees. The Committee administers Beacon’s Second Amended and Restated 1998 Stock Incentive Plan, Employee Stock Purchase Plan and Restricted Stock Unit Incentive Plan. Messrs. Adik, Smith and Socha are non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission. They are all independent pursuant to the Nasdaq rules applicable to members of this committee. The Compensation Committee held no formal meetings during the last fiscal year that were not part of a full meeting of the board of directors.

Nominating Committee. The members of the Nominating Committee are responsible for recommending nominee directors to the Company’s board of directors. The board as a whole then reviews the qualifications of nominee directors and recommends to the stockholders the election of its directors. A stockholder may nominate a person for election as a director by complying with Section 2.2 of the Company’s By-Laws, which provides that advance notice of a nomination must be delivered to Beacon and must contain the name and certain information concerning the nominee and the stockholders who support the nominee's election. A copy of this By-Law provision may be obtained by writing to Beacon Power Corporation, Attn: James M. Spiezio, Secretary, 234 Ballardvale Street, Wilmington, MA 01887. Director nominees submitted by shareholders will be considered on the same terms as other nominees. The current members of the nominating committee are Messrs. Adik and Socha. The Nominating Committee held no meetings during the last fiscal year that were not part of a full meeting of the board of directors. The charter for the nominating committee can be found on the Company’s web site at www.beaconpower.com.

Executive Officers of the Company

The Company’s executive officers, positions and their ages as of February 28, 2005, are as follows:

Name	Age	Position

F. William Capp	56	President and Chief Executive Officer, Director

Matthew L. Lazarewicz	54	Vice President and Chief Technical Officer

James M. Spiezio	57	Vice President of Finance, Chief Financial Officer,

Treasurer and Secretary

F. William Capp. Mr. Capp has served as the Company’s President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company. Prior to joining the Company, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry with annual sales of $350 million and 30 regional offices in the US and Canada. From 1997-2000, Mr. Capp served as the President of a division of York International. From 1978-1997, Mr. Capp held numerous positions at Ingersoll Rand including Vice President and General Manager of its Compressor Division, Vice President of Technology for a wholly owned subsidiary, the Torrington Company. as well as numerous engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford's Truck Division in such positions as project engineering, supervisor and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality.

Matthew L. Lazarewicz. Mr. Lazarewicz has served as the Company’s Vice President of Engineering since February 1999, and was named Chief Technical Officer in September of 2001. Prior to joining the Company, Mr. Lazarewicz had a 25-year career with General Electric Company and served as manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter from 1991 to 1996 which included development through production phases, in addition he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.

James M. Spiezio. Mr. Spiezio joined the Company in May 2000. He has served as Vice President of Finance, Chief Financial Officer and Treasurer since July 2000, Secretary since March 2001, and the Company’s Corporate Controller from May 2000 to July 2000. He has over twenty-five years of diversified manufacturing and financial management experience. Mr. Spiezio served as Chief Financial Officer at Starmet Corporation, a diversified metallurgical manufacturing company engaged in both the commercial and government sectors, from 1993 to 1999. While at Starmet he also served as President of a wholly owned chemical and manufacturing facility for five years and held several financial management positions including Corporate Controller and Manager Planning and Analysis. Prior to joining Starmet, Mr. Spiezio held financial management positions with United Technologies Corporation, Pratt & Whitney Aircraft Group in accounting, cost control and business analysis. Prior to Pratt & Whitney, Mr. Spiezio held financial management positions with General Electric Company in both the Power Systems and Apparatus Services business groups. Mr. Spiezio is a graduate of the Indiana University School of Business.

Code of Ethics. A copy of the Company’s corporate code of conduct may be found on the Internet at the Company’s website www.beaconpower.com. The Company intends to disclose on its website any amendments to the Code, or any waiver from a provision of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities ("Insiders"), to file reports of ownership and changes in ownership with the SEC. Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and on written representations from its Insiders, the Company believes that during 2004 all of its Insiders met their Section 16(a) filing requirements.

Item 11. Executive Compensation

	Annual Compensation				Long Term Compensation
					Awards		Payouts
					Restricted	Securities
				All Other (2)	Stock	Underlying	LTIP
Name and Principal Position	Year	Salary	Bonus	Compensation	Awards	Options	Payouts
F. William Capp (3)	2004	$240,000	$ 55,000	$ 68,032	$ 236,800	600,000	$ 78,053
President and Chief Executive Officer	2003	$220,000	$ -	$ 71,335	$ 225,217	-	$ -
	2002	$220,000	$ -	$212,685	$ -	-	$ -

Matthew L. Lazarewicz (4)	2004	$167,000	$ -	$ 18,783	$ 98,716	350,000	$ 37,580
Vice President and Chief Technical Officer	2003	$157,500	$ 20,000	$ 1,077	$ 108,422	-	$ -
	2002	$157,500	$ 31,500	$ 1,073	$ -	80,000	$ -

James M. Spiezio (5)	2004	$178,400	$ -	$ 24,908	$ 108,588	450,000	$ 43,406
Vice President of Finance, Chief Financial	2003	$168,000	$ 25,200	$ 3,103	$ 125,183	-	$ -
Officer, Treasurer and Secretary	2002	$168,000	$ 48,000	$ 3,094	$ -	80,000	$ -

James Arseneaux (6)	2004	$110,024	$ -	$ 1,170	$ 28,060	200,000	$ 8,346
Program Manager	2003	$103,824	$ 5,000	$ -	$ 24,100	-	$ -
	2002	$103,824	$ -	$ -	$ -	25,000	$ -

Richard L. Hockney (7)	2004	$121,500	$ -	$ 1,347	$ 25,254	125,000	$ 9,604
Chief Engineer	2003	$114,400	$ 2,500	$ -	$ 27,706	-	$ -
	2002	$ 97,223	$ -	$ -	$ -	25,000	$ -

(1) Columns required by the rules and regulations of the Securities and Exchange Commission that contain no entries have been omitted.

(2) Amounts represent term life insurance premiums paid by the executives and reimbursed by Beacon plus an amount to reimburse the executive for taxes paid on the amount of the premium and payment of employee’s taxes related to Restricted Stock Unit grants during 2004. Mr. Capp also received other compensation relating to realtor expenses and temporary living costs and the related taxes on these items. For 2004, Mr. Capp’s temporary living and relocation expenses were $29,939, Company paid life insurance premiums were $2,480, RSU taxes of $11,658, and the related taxes were $23,955. For 2003 Mr. Capp’s temporary living and relocation expenses were $40,499, Company paid life insurance premiums were $2,480, and the related taxes were $28,356. For 2002 Mr. Capp’s temporary living and relocation expenses were $32,361, realtor expenses were $83,763, life insurance premiums were $2,480 and the related taxes were $94,081.

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

Option grants in last fiscal year:

	Individual Grants
	Number of	Percent of			Potential Realizable Value
	Securities	Total Options			at Assumed Annual Rates
	Underlying	Granted to	Exercise		of Stock Price Appreciation
	Options	Employees in	Price		for Option Term (1)
Name	Granted	Fiscal Year	($/Share)	Expiration Date	5% ($)	10% ($)
F. William Capp	600,000	20.0%	$ 0.74	10/12/2014	$ 269,454	$ 692,041
Matthew L. Lazarewicz	350,000	11.7%	$ 0.74	10/12/2014	$ 157,181	$ 403,690
James M. Spiezio	450,000	15.0%	$ 0.74	10/12/2014	$ 202,090	$ 519,030
James Arseneaux	200,000	6.7%	$ 0.74	10/12/2014	$ 89,818	$ 230,680
Richard L. Hockney	125,000	4.2%	$ 0.74	10/12/2014	$ 56,136	$ 144,175

Aggregated Option Exercises in Last Fiscal Year and FY End Option Values:

	Shares		Number of Securities Underlying		Value of Unexercised in-the-money
	Acquired on	Value	Unexercised Options at Year End		Options at Year End
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
F. William Capp	-	$ -	1,500,000	-	$ 135,000	$ -
Matthew L. Lazarewicz	-	$ -	646,666	-	$ 85,600	$ -
James M. Spiezio	-	$ -	683,333	-	$ 98,600	$ -
James Arseneaux	-	$ -	266,250	-	$ 41,500	$ -
Richard L. Hockney	-	$ -	153,000	-	$ 28,000	$ -

Long-Term Incentive Plans – Awards in Last Fiscal Year

		Performance or	Estimated Future Payouts
	Number	Period Until	Under Non-Stock Price Based Plans
Name	of Units	Payout	Threshold	Target	Maximum

F. William Capp	257,391	Quarterly during 2005	100%	100%	100%
Matthew L. Lazarewicz	107,300	Quarterly during 2005	100%	100%	100%
James M. Spiezio	118,030	Quarterly during 2005	100%	100%	100%
James Arseneaux	30,500	Quarterly during 2005	100%	100%	100%
Richard L. Hockney	27,450	Quarterly during 2005	100%	100%	100%

See Note 10 to the financial statements for a full description of the Company’s long-term incentive plan.

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

Mr. Lazarewicz

The Company's written agreement with Mr. Lazarewicz will terminate on December 31, 2005, unless the parties agree to extend the term. In 2004 Mr. Lazarewicz was paid a salary at an annual rate of $167,000 and was entitled to receive a bonus at the discretion of the Board. Mr. Lazarewicz received a bonus for 2004, paid in the form of a grant of 107,300 restricted stock units, pursuant to the Company’s Second Amended and Restated 1998 Stock Incentive Plan. If the employment agreement is terminated by Mr. Lazarewicz without good reason (generally, a diminution of his duties or title, a breach of this agreement by the Company, a change of the Company's location or a sale of the Company) or by the Company for cause (generally, fraud or embezzlement, failure to cure a breach of this agreement within 30 days after notice, a material breach of a material Company policy or willful misconduct), then Mr. Lazarewicz will be entitled to his salary up to the date of termination. If the agreement is terminated by the Company without cause or by Mr. Lazarewicz for good reason, then Mr. Lazarewicz will be entitled to one years' salary and a bonus amount equal to his bonus for the prior year on a pro-rata basis with a maximum termination amount of 50% of his prior year’s base salary. In the event of Mr. Lazarewicz's death or disability, he or his estate shall be entitled to three months' salary. In addition, in the event of Mr. Lazarewicz's death or disability or the termination by the Company without cause or by Mr. Lazarewicz for good reason, the vesting of his stock options accelerates. If the Company fails to offer Mr. Lazarewicz a new employment agreement by the end of the term, or if he continues thereafter as an employee-at-will, then he will be entitled to receive the same amount in 2006 as he received in 2005.

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

Director Compensation.

The Company’s directors are compensated with a package that consists of both, stock options and cash, designed for board members who are not employees (“non-employee directors”). All non-employee directors serving on the board of directors received a one-time grant of options to purchase 100,000 shares of the Company’s common stock that vested daily over an 80 day period with an exercise price equal to the fair market value of the common stock on the date of grant. Options under this program were granted on October 13, 2004 and November 2, 2004. On a yearly basis each non-employee director will receive additional options to purchase 50,000 shares of the Company’s common stock that vest monthly over a 12-month period and have an exercise price equal to the fair market value of the common stock on the date of grant. Prior to September 2004, all non-employee directors serving on the board of directors received, yearly, options to purchase 10,000 shares of the Company’s common stock that vest monthly over a 12-month period and an exercise price equal to the fair market value of the common stock on the date of grant.

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

One of the Company’s directors, Mr. Stanton, also serves as a consultant to the Company for services relating to the Company's acquisition due diligence. The aggregate compensation paid to Mr. Stanton in 2004 was approximately $80,000, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 18, 2005, certain information concerning the ownership of shares of the Company’s common stock by (i) each person or group that it knows owns beneficially more than five percent of the issued and outstanding shares of the Company’s common stock, (ii) each director, (iii) certain named executive officers below, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person named has sole investment and voting power with respect to his or its shares of common stock shown.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2) (3)	Percentage of Common Stock Beneficially Owned (2) (3)

F. William Capp	1,686,265	3.7%
James Arseneaux	285,775	*
Richard Hockney	282,991	*
Matthew L. Lazarewicz	857,861	1.9%
James M. Spiezio	789,819	1.8%
Stephen P. Adik	116,667	*
Philip J. Deutch (8)	126,667	*
Jack P. Smith (4)	151,473	*
Kenneth M. Socha (8)	126,667	*
William E. Stanton (5)	137,667	*
Perseus Capital, L.L.C. (6)	8,859,684	19.6%
The Beacon Group Energy Investment Fund II, L.P. (7)	3,055,856	6.8%
All directors and executive officers as a group (8 persons)	3,993,086	8.4%

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

(6)

Perseus L.L.C.'s address is 2099 Pennsylvania Avenue, N.W., Suite 900, Washington, DC 20006. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Company’s Board of Directors, are also Managing Director and Senior Managing Director, respectively, of Perseus L.L.C. Messrs. Deutch and Socha disclaim beneficial ownership of all the shares of common stock held by Perseus L.L.C. other than shares in which they may have a pecuniary interest.

(7)	Includes shares of common stock issuable upon exercise of warrants to purchase 1,018,000 shares of common stock. Beacon Group’s address is 399 Park Avenue, New York, NY 10022.

(8) Includes 126,667 shares of common stock issuable upon the exercise of options held by Perseus L.L.C. Messrs. Deutch and Socha disclaim beneficial ownership of all the shares of common stock held by Perseus, L.L.C., other than shares in which both have a pecuniary interest.

Equity Compensation Plan Information

The following table gives information about equity awards under the Company’s stock option plan and employee stock purchase plan, as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$ -	-
Equity compensation plans not approved by security holders	6,217,575	$ 1.06	-
Total	6,217,575	$ 1.06	-

For additional information concerning the Company’s equity compensation plans, see discussion in footnotes 8, 9 and 10 to the Company’s consolidated financial statements, Stock Options, Employee Stock Purchase Plan and Restricted Stock Units.

Item 13. Certain Relationships and Related Transactions

Strategic Investment. On May 15, 2003, the Company invested $1,000,000 in Series A Preferred Stock of Evergreen Solar, Inc., a public company that specializes in renewable energy sources, in order to develop a strategic relationship with that company. This investment was part of a larger financing provided by several investors. The Company made its investment on the same terms as the other investors in this financing. The Company purchased 892,857 shares of Series A Preferred Stock of Evergreen, for $1.12 per share. In addition the Company also purchased a three-year warrant exercisable for 2,400,000 shares of Evergreen’s common stock. The warrant has a purchase price of $100,000 and a cash exercise price of $3.37 per share. Evergreen’s financing was a private placement of $29.475 million of its Series A Preferred Stock and the above warrant. Perseus 2000, L.L.C., an affiliate of one of the Company’s stockholders, Perseus Capital, L.L.C., invested $3 million in Evergreen’s Series A Preferred Stock, and led the investor group in this financing. Mr. Philip J. Deutch and Mr. Kenneth M. Socha, members of the Board of Directors of the Company, are Managing Director and Senior Managing Director, respectively, of Perseus, L.L.C. Mr. Deutch led the Evergreen Solar Series A Preferred financing and is one of four individuals from the Evergreen investor group to be added to the Board of Directors of Evergreen. Messrs. Deutch and Socha disclosed their possible conflict relating to this transaction, and abstained from voting on the matter. Beacon’s participation in the transaction was evaluated, debated and approved by all the disinterested directors of the Company, after full disclosure of relevant facts and circumstances. Mr. Deutch does not participate in discussions concerning this strategic investment. The Company sold its holdings in Evergreen during 2004 in order to help finance its ongoing operations and received cash proceeds of approximately $4,753,000, representing a gain on this investment of approximately $3,563,000.

Advance to Officer - During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President. This advance is interest bearing and secured by Mr. Stanton’s holdings of Beacon common stock and was paid to him to allow the exercise of stock options and the payment of related taxes. Through December 31, 2004, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of December 31, 2004 is $101,000 including current year interest of $4,008 and is fully reserved; however, it has not been cancelled. On August 5, 2005, Mr. Stanton surrendered to the Company options to purchase 76,752 shares of the Company’s common stock, which were granted to him on October 13, 2004. The Company gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of the Company’s common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by the Company to Mr. Stanton as described above. Mr. Stanton continues to serve as a director of the Company and a consultant for services relating to the Company's acquisition due diligence. The aggregate compensation paid to Mr. Stanton in 2004 was approximately $80,000, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance.

Agreement with GE Corporation Research and Development - As a result of the investment in Beacon by GE Capital Equity Investments, Inc., the Company has entered into an agreement with GE Corporate Research and Development (“GE CR&D”), under which GE CR&D will provide the Company with technical expertise in controls and materials. Under the terms of that agreement, GE CR&D has agreed to make available to Beacon up to $2,000,000 of its services at cost and the Company has issued GE Equity a warrant to purchase 240,000 shares of its common stock at an exercise price of $2.10 per share. Of these warrants, 120,000 vested immediately and 120,000 will vest ratably to the extent to which Beacon uses GE CR&D’s services. This agreement terminates, and any unvested options are forfeited, on October 24, 2005. Beacon did not engage GE CR&D for any services during 2004; thus no other warrants were vested during 2004.

Item 14. Principal Accountant Fees and Services

The Company has engaged Miller Wachman, LLP (“Miller Wachman”) as its independent registered public accounting firm since October 29, 2004, and had engaged Deloitte & Touche, LLP (“Deloitte”) since before its initial public offering in November 2000 through the date of their resignation, August 27, 2004. All work on the Company’s most recent fiscal audit was performed by members of each respective firm’s staff.

Principal accounting fees billed during 2004 and 2003 are as follows:

	Miller Wachman		Deloitte		Total
	2004	2003	2004	2003	2004	2003

Audit Fees	$ 75,000	$ -	$ 22,590	$ 145,410	$ 97,590	$ 145,410
Audit-Related Fees	-	-	-	-	-	-
Tax Fees	10,000	-	-	76,480	10,000	76,480
All Other Fees	-	-	-	-	-	-
Total Fees	$ 85,000	$ -	$ 22,590	$ 221,890	$ 107,590	$ 221,890

Audit Fees

The aggregate audit fees billed by Miller Wachman for the fiscal year ended December 31, 2004 were $75,000 and the aggregate audit fees billed by Deloitte for the fiscal year ended December 31, 2004 and 2003 were $22,590 and $145,410, respectively. These fees include amounts for the audit of the Company’s consolidated annual financial statements and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as attest services, consents and review of publicly filed documents.

Audit-Related Fees

There were no audit-related fees billed during the fiscal years ended December 31, 2004 and 2003.

Tax Fees

The aggregate fees billed by Miller Wachman for tax services rendered for the fiscal year 2004 were $10,000. The aggregate fees billed by Deloitte for tax services rendered for fiscal year 2003 were $76,480. The Deloitte fees were for the preparation and filing of the 2003 income tax return, developing estimated payments for 2004 income taxes, and tax advice related to the Company’s restricted stock unit bonus program.

All Other Fees

Other than the services performed above, there were no other fees billed for 2004 and 2003.

Audit Committee Pre-Approval Requirements

The Audit Committee’s charter provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman and Deloitte during fiscal 2004 were pre-approved pursuant to the procedures outlined above.

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

10.1.6(1)	Form of Warrant of the Company issued pursuant to Class E financing and list of holders thereof.

10.1.7(1)	Form of Warrant of the Company issued pursuant to Class F bridge financing and list of holders thereof.

10.1.8(1)	Form of Warrant of the Company issued pursuant to Class F financing and list of holders thereof.

10.1.9(1)	Warrant of the Company dated August 2, 2000 issued to Kaufman-Peters Company.

10.1.10(1)	Warrant of the Company dated October 24, 2000 issued to GE Capital Equity Investments, Inc.

10.1.11(1)	Second Amended and Restated 1998 Stock Incentive Plan of the Company.

10.1.12(1)	Form of Incentive Stock Option Agreement of the Company.

10.1.13(1)	Form of Non-Qualified Stock Option Agreement of the Company.

10.1.14(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.

10.1.15(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

10.1.16(1)	Lease dated July 14, 2000 between the Company and BCIA New England Holdings LLC.

10.1.17(1)	Letter Agreement dated October 24, 2000 among the Company, GE Capital Equity Investments, Inc. and GE Corporate Research and Development.

10.1.18(1)	Form of Director and Officer Indemnification Agreement of the Company.

10.1.19(4)	Employment Agreement dated December 1, 2003 between the Company and F. William Capp.

10.1.20(9)	Employment Agreement dated April 25, 2004 between the Company and Matthew L. Lazarewicz.

10.1.21(3)	Employment Agreement dated October 25, 2002 between the Company and James M. Spiezio.

10.1.22(4)	Form of Restricted Stock Unit Agreement of the Company.

10.1.23(5)	Assignment dated December 27, 2004 between the Company and CRT Capital Group LLC.

10.1.24(6)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.

10.1.25(7)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.

10.1.26(9)	Amendment to employment agreement between the Company and Matthew L. Lazarewicz.

10.1.27(10)	Form of NxtPhase Shareholder Agreement.

10.1.28(10)	Investment Agreement dated as of April 22, 2005 among the Company, Perseus Capital, L.L.C. and Perseus 2000 Expansion Fund, L.L.C.

10.1.29(11)	Warrant of the Company dated May 24, 2005 issued to Perseus 2000 Expansion Fund, L.L.C.

10.1.30(11)	Amended and Restated Warrant of the Company dated May 24, 2005 issued to Perseus Capital, L.L.C.

10.1.31(11)	Registration Rights Agreement dated May 24, 2005 between the Company and Perseus 2000 Expansion Fund, L.L.C.

10.1.32(12)	Securities Purchase Agreement between NxtPhase T&D Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of June 13, 2005

10.1.33(12)	Joinder Agreement for the Investor Rights Agreement executed by the Company on June 13, 2005

10.1.34(12)	Warrant issued by the Company to Perseus 2000 Expansion, L.L.C. on June 13, 2005

10.1.35(13)	Securities Purchase Agreement between NxtPhase T&D Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of July 21, 2005

10.1.36(13)	Warrant issued by the Company to Perseus 2000 Expansion, L.L.C. on July 21, 2005.

10.1.37(14)	First Amendment to Arrangement Agreement dated as of September 27, 2005 among the Company, Beacon Acquisition Co. and NxtPhase T&D Corporation.

10.1.38(15)	Agreement between the Company and the Air Force Research Laboratory, dated October 7, 2005.

10.1.39(16)	Securities Purchase Agreement among the Company and various purchasers dated November 4, 2005.

10.1.40(16)	Form of Warrant among the Company and various purchasers dated November 4, 2005.

14.1(9)	Corporate Code of Conduct of the Company.

16.1(8)	Letter dated October 20, 2004 from Deloitte & Touche LLP to the Company.

21.1+	Subsidiaries of the Company.

23.1+	Consent of Miller Wachman LLP

31.1+	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(2)	Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(3)	Incorporated by reference from the Form 10-K filed on March 31, 2003 (File No. 001-16171).
(4)	Incorporated by reference from the Form 10-K/A filed on May 17, 2004 (File No. 001-16171).
(5)	Incorporated by reference from the Form 8-K filed on December 30, 2004 (File No. 001-16171).
(6)	Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(7)	Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(8)	Incorporated by reference from the Form 8-K/A filed on November 2, 2004 (File No. 001-16171).
(9)	Incorporated by reference from the Form 10-K filed on March 31, 2005 (File No. 001-16171)
(10)	Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(11)	Incorporated by reference from the Form 8-K filed on May 26, 2005 (File No. 001-16171).
(12)	Incorporated by reference from the Form 8-K filed on June 17, 2005 (File No. 001-16171).
(13)	Incorporated by reference from the Form 8-K filed on July 26, 2005 (File No. 001-16171).
(14)	Incorporated by reference from the Form 8-K filed on October 3, 2005 (File No. 001-16171).
(15)	Incorporated by reference from the Form 8-K filed on October 13, 2005 (File No. 001-16171).
(16)	Incorporated by reference from the Form 8-K filed on November 7, 2005 (File No. 001-16171).

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

By: _/s/ F. William Capp

F. William Capp

President and Chief Executive Officer

Date: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. William Capp	President and Chief Executive Officer, and Director
F. William Capp	(Principal Executive Officer)	February 17, 2006

/s/ James M. Spiezio            Vice President of Finance, Chief Financial Officer, Treasurer and                               James M. Spiezio Secretary (Principal Financial Officer)           February 17, 2006

/s/ Stephen P. Adik
Stephen P. Adik	Director	February 17, 2006

/s/ John C. Fox
John C. Fox	Director	February 17, 2006

/s/ Jack P. Smith
Jack P. Smith	Director	February 17, 2006

/s/ Kenneth M. Socha
Kenneth M. Socha	Director	February 17, 2006

/s/ William E. Stanton
William E. Stanton	Director	February 17, 2006

/s/ Lisa P. Zappala
Lisa P. Zappala	Director	February 17, 2006

EXHIBIT 21.1

LIST OF SUBSIDIARIES
AS OF DECEMBER 31, 2004

NO.	NAME	JURISDICTION OF INCORPORATION
1	Beacon Power Securities Corporation	Massachusetts, USA
2	Beacon Acquisition Co.	Nova Scotia, Canada

Exhibit 23.1

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-50260 of Beacon Power Corporation on Form S-8 of our report dated February 3, 2006 appearing in this Annual Report on Form 10-K/A of Beacon Power Corporation for the year ended December 31, 2004.

/s/ Miller Wachman, LLP

Miller Wachman, LLP

Boston, MA

February 17, 2006