Form 10-Q/A
period 2005-03-31
BEACON POWER CORP
filed 2006-02-21
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

---------------------

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

Beacon Power Corporation (“the Company”) is filing this Amendment No. 1 (“Amendment”) to its quarterly report on Form 10-Q for the three months ending March 31, 2005 (“Original Filing”) to correct the following disclosure items in its originally filed quarterly report on Form 10-Q for the first quarter of 2005, filed May 16, 2005. This Amendment does not change the Company’s consolidated balance sheets and consolidated statements of operations as originally filed.

•

The Company has amended the language in Item 4, Controls and Procedures of its Original Filing to clarify management’s conclusions on the effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting, pursuant to Item 307 and Item 308(a)(3) of Regulation S-K.

•	This Amendment also clarifies language in its Original Filing describing the Company’s accounting method for government contracts under the percentage of completion method.

•	As a result of the above amendments, the certifications filed as Exhibits 31 and 32 have been re-executed as of the date of this Amendment.

1

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Table of Contents

Page

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004 (audited).	1

Unaudited Consolidated Statements of Operations for the three months ended
March 31, 2005 and 2004 and for the period from May 8, 1997 (date of inception) to
March 31, 2005.	2

Unaudited Consolidated Statements of Cash Flows for three months ended March 31, 2005
and 2004 and for the period from May 8, 1997 (date of inception) to March 31, 2005.	3

Notes to Unaudited Consolidated Financial Statements.	5-14

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.	16-27

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	30

Item 4. Controls and Procedures.	30

PART II. Other Information

Item 1. Legal Proceedings.	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3. Defaults upon Senior Securities.	31
Item 4. Submission of Matters to a Vote of Security Holders.	31
Item 5. Other Information.	31
Item 6. Exhibits.	32

Signatures	34

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2005 (unaudited)	2004 (audited)
Assets
Current assets:
Cash and cash equivalents	$ 3,334,595	$ 5,097,188
Accounts receivable, trade, net	895	52,105
Inventory	--	222,593
Unbilled costs on government contracts	416,705	--
Prepaid expenses and other current assets	599,658	817,396
Total current assets	4,351,853	6,189,282

Property and equipment, net	277,316	258,647
Restricted cash	310,011	310,011
Other assets and prepaid financing costs	354,484	327,646

Total assets	$ 5,293,664	$ 7,085,586

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 184,947	$ 389,189
Accrued compensation and benefits	196,699	130,609
Other accrued expenses	466,196	393,569
Accrued contract loss	320,646	--
Restructuring reserve	976,758	1,062,644
Total current liabilities	2,145,246	1,976,011

Commitments (Note 5)

Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized
no shares issued or outstanding	--	--
Common stock, $.01 par value; 110,000,000 shares authorized;
43,797,143 and 43,788,810 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	437,971	437,888
Deferred stock compensation	(435,712)	(707,167)
Additional paid-in-capital	134,424,216	134,411,911
Deficit accumulated during the development stage	(131,178,397)	(128,933,397)
Treasury stock, 132,000 shares at cost	(99,660)	(99,660)
Total stockholders' equity	3,148,418	5,109,575

Total liabilities and stockholders' equity	$ 5,293,664	$ 7,085,586

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2005	2004	2005
Revenue	$ 636,134	$ 57,408	$ 1,512,012
Cost of goods sold	670,507	75,779	2,128,376
Gross profit	(34,373)	(18,371)	(616,364)

Operating expenses:
Selling, general and administrative	1,172,379	1,076,262	33,428,353
Research and development	486,238	1,048,240	54,361,783
Loss on sales and contract commitments	547,707	--	923,681
Depreciation and amortization	18,191	46,587	4,156,157
Restructuring charges	--	--	2,159,280
Loss on impairment of assets	--	--	4,663,916
Total operating expenses	2,224,515	2,171,089	99,693,170
Loss from operations	(2,258,888)	(2,189,460)	(100,309,534)

Other income (expense):
Interest income	14,888	40,583	3,897,763
Interest expense	--	--	(1,093,703)
Gain on sale of investment	--	--	3,562,582
Other income (expense)	(1,000)	150	(229,311)
Total other income (expense), net	13,888	40,733	6,137,331
Net loss	(2,245,000)	(2,148,727)	(94,172,203)

Preferred stock dividends	--	--	(36,825,680)
Accretion of convertible preferred stock	--	--	(113,014)
Loss to common shareholders	$(2,245,000)	$(2,148,727)	$ (131,110,897)
Loss per share, basic and diluted	$ (0.05)	$ (0.05)
Weighted-average common shares outstanding	43,792,791	43,121,702

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March
	2005	2004	31, 2005
Cash flows from operating activities:
Net loss	$ (2,245,000)	$ (2,148,727)	$ (94,172,203)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	18,191	46,587	4,156,158
Loss on sale of fixed assets	--	--	196,169
Impairment of assets	--	--	4,654,213
Restricted cash	--	--	(310,011)
(Expenses paid) restructuring charge	(85,886)	(85,886)	976,758
Reserve for officers note	--	--	102,044
Interest expense relating to issuance of warrants	--	--	371,000
Non-cash charge for change in option terms	--	--	346,591
Non-cash charge for settlement of lawsuit	--	--	303,160
Amortization of deferred consulting expense, net	--	--	1,160,784
Amortization of deferred stock compensation	278,010	349,401	2,268,868
Options and warrants issued for consulting services	--	--	1,585,654
Services and interest expense paid in preferred stock	--	--	11,485
Gain on sale of investments	--	--	(3,562,582)
Changes in operating assets and liabilities:
Accounts receivable	51,210	30,161	(895)
Inventory	222,593	(368,102)	-
Unbilled costs under government contracts	(416,705)	--	(416,705)
Prepaid expenses and other current assets	217,738	178,887	(801,362)
Accounts payable	(204,242)	217,084	184,947
Accrued compensation and benefits	66,090	60,563	196,699
Accrued interest	--	--	275,560
Dividend receivable	--	(23,742)	-
Accrued contract loss	320,646	--	320,646
Other accrued expenses and current liabilities	72,627	(81,863)	474,866
Net cash used in operating activities	(1,704,728)	(1,825,637)	(81,678,156)

Cash flows from investing activities:
Purchase of investments	--	--	(1,190,352)
Sale of investments	--	--	4,752,934
Increase in other assets	--	--	(412,072)
Purchases of property and equipment	(36,860)	(14,082)	(8,489,413)
Sale of property and equipment	--	--	71,240
Net cash used in investing activities	(36,860)	(14,082)	(5,267,663)

Cash flows from financing activities:

Initial public stock offering, net of expenses	--	--	49,341,537
Payment of dividends	--	--	(1,159,373)
Shares issued under employee stock purchase plan	--	--	128,150
Exercise of employee stock options	5,833	26,700	1,442,100
Cash paid for financing costs	(26,838)	--	(354,484)
Issuance of preferred stock	--	--	32,868,028
Repayment of subscription receivable	--	--	5,000,000
Proceeds from capital leases	--	--	495,851
Repayment of capital leases	--	--	(1,031,395)
Proceeds from notes payable issued to investors	--	--	3,550,000
Net cash (used in) provided by financing activities	(21,005)	26,700	90,280,414

(Decrease) increase in cash and cash equivalents	(1,762,593)	(1,813,019)	3,334,595

Cash and cash equivalents, beginning of period	5,097,188	8,909,261	-
Cash and cash equivalents, end of period	$ 3,334,595	$ 7,096,242	$ 3,334,595

Supplemental disclosure of non--cash transactions:
Cash paid for interest	$ --	$ --	$ 488,126
Cash paid for taxes	$ --	$ 1,956	$ 32,000
Assets acquired through capital lease	$ --	$ --	$ 535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business. Beacon Power Corporation (“Beacon” or “the Company”) is a development stage company that was incorporated on May 8, 1997. Since its inception, Beacon Power Corporation and its subsidiaries have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. The Company has a single operating segment, developing alternative power sources. The Company’s organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type.

The Company has experienced net losses since its inception and, as of March 31, 2005, had an accumulated deficit of approximately $131 million and does not expect to become cash flow positive until at least 2009 and must raise additional funds to execute its business plan and continue as a going concern.

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of then one of the Company’s largest shareholders, invested $2.9 million and received 3,452,381 shares of the Company’s Common Stock, and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008, and another affiliate, Perseus Capital, L.L.C. paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

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

Based on the Company’s current cash usage rates and additional expenditures expected in support of its business plan, the Company has adequate cash to fund operations through approximately the first quarter of 2007. The Company will seek to pursue additional funding during 2006 to complete the development of its Smart Energy Matrix and therefore execute its business plan.

The Company is continuing, on a reduced level, production of its Smart Power M5 inverter product for solar energy applications. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company’s business going forward. The Company’s inverter inventory valuation was fully reserved during 2004 in the amount of approximately $1,025,000 and a provision for future inverter warranty expenditures of approximately $28,000 was also recorded.

The Company designs, develops, configures and offers for sale, advanced products and services to support more reliable electricity grid operation. Its sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. The Company’s Smart Energy Matrix is a design concept for a megawatt-level, utility-grade flywheel-based energy storage solution that would provide sustainable power quality services for frequency regulation, and support the demand for reliable, distributed electrical power. The Company has the following products, which are in varying stages of development, production readiness or low volume production:

•

Smart Energy( Matrix – A design concept for a high-power flywheel-based system combining several flywheels with power electronics. The Company believes the Smart Energy Matrix can provide frequency regulation services for use by independent system operators and regional transmission operators to regulate electrical power. The Company also believes that the Smart Energy Matrix can regulate the frequency of electricity produced by a distributed generation facility and compensate for temporary differences between the demand for electricity and the amount being produced. The Company has a preliminary design for the Smart Energy Matrix and has been awarded contracts by the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) for programs demonstrating the viability of the Company’s flywheel based system for frequency regulation of electricity on the power grid. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs. To successfully provide frequency regulation, the Company will seek to obtain additional funding to complete development of its Smart Energy Matrix, integrate and test the matrix and establish manufacturing capability for the production of commercial products.

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

•

Smart Power™ M5 inverter system - An electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use. This product is in low volume production and the Company has sufficient capacity to ramp production if market demand increases. As a result of the market interest in the Company’s Smart Energy Matrix design, the Company has redeployed virtually all of its research and development effort from further inverter development to its Smart Energy Matrix flywheel technologies. As a result of this change in focus and lower than anticipated sales volumes of the Smart Power M5, the Company has also reduced its marketing efforts on the Smart Power M5 and has established reserves on its balance sheet for inventories and open purchase commitments. Although it is continuing to support the product, the Company does not believe that inverters will be a significant portion of the Company’s business going forward.

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

The Company has finished the preliminary designs for the Smart Energy Matrix and has begun full scale development of the 25kWh flywheel, which is the core component of the Smart Energy Matrix. The development cycle for completion of this product is expected to be 18 to 24 months and achieving significant volume production capability will take an additional six to 12 months. Therefore, the Company will not generate revenues from this product for approximately two to three years after development has commenced.

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

The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Revenues on its flywheel development contracts are recognized on the percentage of completion basis. The Company’s method of revenue recognition on commercial product sales contracts is to recognize revenues when products are delivered to end users. The Company is not currently delivering commercial flywheel products. The Company has been awarded contracts by the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) for programs demonstrating the viability of the Company’s flywheel based system for frequency regulation of electricity on the power grid.

NYSERDA - On February 10, 2005 the Company was awarded a research and development contract from the New York State Energy Research and Development Authority (NYSERDA) under a joint initiative between the U.S. Department of Energy (DOE) Energy Storage Research Program and NYSERDA, entitled “Grid Frequency Regulation by Recycling Energy in Flywheels,” to demonstrate an advanced energy storage solution for frequency regulation and grid stability in New York State. The contract requires the Company’s flywheel based system to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.4 million, of which, approximately $385,000 consists of inventories the Company had previously expensed, and will produce approximately $645,000 of revenue. Under the contract, the Company will demonstrate a one-tenth-power prototype of the Company’s planned megawatt-level system, known as the Smart Energy Matrix. The demonstration will integrate the Company’s flywheels and associated power electronics into the distribution power grid. Due to a change in the scope of the project agreed to by both the Company and NYSERDA, delivery of the unit and the majority of the revenue will not occur until the first half of 2006.

CEC - On February 14, 2005 the Company was awarded a contract with the California State Energy Resources Conservation and Development Commission (CEC) entitled “Flywheel Energy Storage System for Grid Frequency Regulation,” to demonstrate a one-tenth power prototype version of its Smart Energy Matrix advanced energy storage solution for frequency regulation and grid stability. Under the contract, the Company will develop and install a one-tenth scale prototype of the Company’s megawatt-level system to demonstrate the potential benefits of using flywheel energy storage to provide frequency regulation of the grid. A successful demonstration of frequency regulation will also serve to demonstrate the system’s technical and market feasibility in the grid stabilization market. The contract requires the Company’s flywheel based system to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.8 million, of which, approximately $140,000 consists of inventories the company had previously expensed, and is expected to produce approximately $1.2 million of revenue, with the majority of it in 2005.

For the Company’s inverter products which are sold to distributors, the Company recognizes revenues based on the sales by its distributors to their customers.

The Company may enter into contracts to research and develop or manufacture products with a loss anticipated at the date the contract is signed. These contracts are entered into in anticipation that profits will be obtained from future contracts for the same or similar products. These loss contracts may provide the Company with intellectual property rights that, in effect, establish it as the sole producer of these products. Anticipated losses on these contracts are recognized at the date the Company becomes contractually obligated. Future losses on contracts are charged to earnings as soon as these losses are known. Estimated costs in excess of revenues are classified under current liabilities as “Accrued contract loss.” The Company accounts for its long-term government contracts using the percentage of completion method. Under this method, percentage of completion is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Costs incurred in excess of amounts billed are classified as current assets under “Unbilled costs under government contracts” and amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts” in the Company’s consolidated balance sheets.

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

Operations. The Company has experienced net losses since its inception and, as of March 31, 2005, had an accumulated deficit of approximately $131 million. The Company’s business strategy is to continue to seek Government contracts to demonstrate the application of its flywheel technologies and identify and review possible acquisitions or mergers of companies with complementing technologies or markets. The Company expects to use the results of its Government contracts to validate its technologies and expand relationships it is developing to gain market access for the Company’s future products for the renewable energy industry.

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of then one of the Company’s largest shareholders, invested $2.9 million and received 3,452,381 shares of the Company’s Common Stock, and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008, and another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

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

The Company has begun full-scale development of its 25kWh flywheel, which is the core component of the Smart Energy Matrix. For other contemplated flywheel-based systems the Company will continue to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in the Company’s products, the Company will seek to obtain additional funds to complete prototype development and production of identified products. The Company does not expect to obtain positive operating cash flow before 2009 and may not achieve positive cash flow even at that point or beyond.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q/A. It is suggested that these consolidated financial statements presented herein be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, for the year ended December 31, 2004. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Going concern.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimal revenues and incurred losses of approximately $131 million since its inception and losses in the three months ending March 31, 2005 in the amount of approximately $2,245,000. At March 31, 2005, the Company had approximately $3,335,000 of cash and cash equivalents on hand. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of then one of the Company’s largest shareholders, invested $2.9 million and received 3,452,381 shares of the Company’s Common Stock, and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008, and another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

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

See Note 11 “Subsequent events” for a more detailed description of these financing arrangements.

Based on the Company’s current cash usage rates and additional expenditures expected in support of its business plan, the Company’s existing cash balances, which includes approximately $17 million received from the 2005 investments, are adequate to fund operations into the first quarter of 2007. The Company will seek to pursue additional funding during 2006 to further support its continuing operations, working capital, flywheel prototype development and new business development.

The Company recognizes that its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow it to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on the Company’s ability to obtain additional funding, and in the long term, on the success of the Company’s identified products to obtain a share of the target market and the establishment of new markets in which its technologies could provide competitive products. The Company believes that the successful achievement of these initiatives should provide it with sufficient resources to meet its cash requirements. In addition, the Company is also considering a number of other strategic financing alternatives, and has incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of the Company.

There have been no significant additions to or changes in accounting policies of the Company since December 31, 2004. For a complete description of the Company's accounting policies, see Note 2 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

Note 3. Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances include the following amounts:

	March 31, 2005	December 31, 2004
Raw materials	$ -	$ 176,349
Work in progress	-	46,244
Finished goods	-	-
Inventories, net	$ -	$ 222,593

As of March 31, 2005, inventory of approximately $348,000 is included as part of “Unbilled costs on government contracts” in the Company’s consolidated balance sheet. Any inventories not associated with the Company’s government contracts were previously reserved.

Note 4. Property and Equipment

Property and equipment are stated at cost and consist of the following:

	Estimated
	Useful	March 31,	December 31,
	Lives	2005	2004
Machinery and equipment	5 years	$ 573,435	$ 571,198
Service vehicles	5 years	16,762	16,762
Furniture and fixtures	7 years	296,652	296,652
Office equipment	3 years	1,431,184	1,396,562
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	918,285	918,285
Total		$ 3,769,670	$ 3,732,811
Less accumulated depreciation and amortization		(3,492,354)	(3,474,164)
Property and equipment, net		$ 277,316	$ 258,647

Note 5. Commitments

The Company’s principal contractual obligations as of March 31, 2005 are as follows:

	Nine months ending	Cash payments due during the year ended December 31,
Description of commitment	December 31, 2005	2006	2007	Thereafter	Total
Operating leases	375,269	529,413	397,059	-	1,301,741
Non-cancelable purchase orders	215,295	-	-	-	215,295
Total commitments	590,564	529,413	397,059	-	1,517,036

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

On August 16, 2004, Ricardo and Gladys Farnes, and TLER Associates, Ltd. a Bahamas corporation ("TLER"), delivered a complaint to the Company, naming as defendants, the Company, John Doherty, Richard Lane, and unidentified individuals and corporations.  The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada.  The complaint alleged that in 2001, defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company, and (b) thereafter, posted on the internet defamatory and personal information concerning the plaintiffs.  The plaintiffs did not allege any specific amount of damages, and instead asserted that damages exceed $10,000.  The Company answered the complaint and denied its material allegations and filed a motion for summary judgment seeking dismissal of all counts against the Company in the complaint.  On July 31st of 2005, the Company agreed to make a payment in final settlement of this suit in the amount of $5,000.

Note 6. Common Stock

Shareholder Rights Agreement. In September 2002, and amended as of December 27, 2002 the Company’s Board of Directors approved a Rights Agreement, under which, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of the Company’s newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of the outstanding common stock, or in the event that the Company is acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Reserved Shares. At March 31, 2005 and December 31, 2004, 11,593,470 and 11,601,803 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively. The following schedule shows warrants outstanding as of March 31, 2005:

Warrant Class	Grant Date	Expiration Date	Strike Price	Issued and Outstanding

Class E	4/7/2000	4/7/2005	$ 1.25	510,672
Class F	5/23/2000	5/23/2005	$ 2.25	3,222,221
Class F (extended)	5/23/2000	5/23/2007	$ 2.25	1,333,333
F Financing (Bridge)	4/21/2000	4/21/2005	$ 2.10	58,000
Consultants	8/2/2000	8/2/2005	$ 6.00	20,000
GE (CR&D)	10/24/2000	10/24/2005	$ 2.10	120,000
Total Warrants				5,264,226

Note 7. Related Party Transactions

Loan to Officer. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a director of and consultant to the Company. This advance is interest bearing and secured by Mr. Stanton’s holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004, Mr. Stanton was paid approximately $80,000 of consulting fees by the Company, of which, Mr. Stanton paid the Company $20,000 to reduce his outstanding loan balance. Through March 31, 2005, the Company collected approximately $464,000 in principal payments on this advance. The balance of this loan as of March 31, 2005 is $101,000 including current year interest of approximately $1,000. On August 5, 2005, Mr. Stanton surrendered vested options to purchase 76,752 shares of the Company’s common stock, which were granted to him on October 13, 2004. The Company gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of the Company’s common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by the Company to Mr. Stanton as described above.

Perseus Investment. On May 24, 2005 Perseus 2000 Expansion, L.L.C. invested $1.4 million and on July 26, 2005 Perseus 2000 Expansion, L.L.C. invested $1.5 million for a total of $2.9 million in the Company in exchange for 1,666,667 and 1,785,714 shares of common stock, respectively, and paid $0.1 million for the extension for two years of an existing warrant already owned by Perseus Capital.

Note 8. Restructuring Charges

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

A summary of the restructuring reserves is as follows:

	March 31,
	2005	2004
Beginning balance	$ 1,062,644	$ 1,406,191
Charges for the period	-	-
Payments	(85,886)	(85,886)
Ending balance	$ 976,758	$ 1,320,305

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

	Three months ended March 31,
	2005	2004

Net loss to common shareholders as reported	$ (2,245,000)	$ (2,148,727)
Pro forma compensation expense	82,686	92,867
Net loss--pro forma	$ (2,327,686)	$ (2,241,594)
Loss per share--as reported	$ (0.05)	$ (0.05)
Loss per share--pro forma	$ (0.05)	$ (0.05)

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

Note 11. Subsequent Events

Business Combination

On April 22, 2005, the Company entered into an agreement to acquire NxtPhase T&D Corporation (“NxtPhase”), a privately held Canadian corporation. On November 22, 2005, the Company and NxtPhase agreed to terminate the agreement and to pay NxtPhase $150,000 as a release from any and all liabilities related to the agreement. The Company also expensed approximately $850,000 of related deferred professional fees in the 3rd quarter of 2005.

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

On May 24, 2005 and July 26, 2005 the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, and in return issued 3,452,381 shares of the Company’s Common Stock and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008 per share. Another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension by two years to an existing warrant already held by Perseus Capital. This warrant entitles Perseus Capital to purchase 1,333,333 shares of the Company’s Common Stock, exercisable at $2.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements:

This Quarterly Report on Form 10-Q/A contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures and estimates of the potential markets for the Company's services. Such statements made by the Company fall within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections due to a number of factors as discussed in the section entitled "Certain Factors Affecting Future Operating Results" of this Form 10-Q/A.

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

Each quarter the Company performs an estimate-to-complete analysis, and any changes to its original estimates are recognized in the period in which they are determined. Revenues recognized and/or costs incurred in excess of amounts billed are classified as current assets and included in “Unbilled costs on government contracts” and amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts” in the Company’s consolidated balance sheets. Provisions for contract losses are included in current liabilities as “Accrued contract loss.” Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

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

(ii)

pursued additional development and design contracts for a variety of applications by government agencies. The Company has been successful in obtaining two small contracts and is continuing its efforts to obtain additional research and development funding; and

(iii)

entered into an agreement on April 22, 2005 to acquire NxtPhase T&D Corporation (“NxtPhase”), a privately held Canadian supplier of digital and fiber optic products for electric power and grid monitoring and control. On November 22, 2005, the Company and NxtPhase agreed to terminate the agreement and to pay NxtPhase $150,000 as a release from any and all liabilities related to the agreement. The Company also expensed approximately $850,000 of deferred professional fees in the 3rd quarter of 2005.

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

On May 24, 2005 and July 26, 2005 the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, and in return issued 3,452,381 shares of the Company’s Common Stock and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008 per share. Another affiliate, Perseus Capital, L.L.C., also paid $0.1 million for an extension by two years to an existing warrant already held by Perseus Capital. This warrant entitles Perseus Capital to purchase 1,333,333 shares of the Company’s Common Stock, exercisable at $2.25 per share.

The Company must raise additional equity to complete the development of its Smart Energy Matrix and therefore execute its business plan. Based on the Company’s rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will seek to obtain additional financing during 2006 to fund:

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

Results of operations:

Comparison of three months ended March 31, 2005 and 2004

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$ 636	$ 57	$ 579	1016%
Cost of goods sold	671	76	(595)	783%
Selling, general and administrative	1,172	1,076	(96)	9%
Research and development	486	1,048	562	54%
Loss on sales and contract commitments	548	-	(548)	0%
Depreciation and amortization	18	47	29	62%
Interest and other income, net	14	41	(27)	66%

Revenues. For the three months ending March 31, 2005, the Company recorded revenues from its development contracts of approximately $620,000 and revenues from the sale of its Smart Power M5 power conditioning systems of approximately $16,000. Revenues for the three months ending March 31, 2004 were generated from sales of the Company’s Smart Power M5.

During the quarter the Company was awarded development contracts with the California State Energy Resources Conservation and Development Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA) to demonstrate the viability of the Company’s flywheel technologies for frequency regulation. The demonstrations will be conducted using one-tenth-power prototypes of the Company’s planned megawatt-level system known as the Smart Energy Matrix. Under these contracts, the Company expects to develop and install a system in both California and New York during 2005 to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with CEC and NYSERDA may also demonstrate the system’s technical and market feasibility in other large, important, growing markets related to the North American grid.

Cost of Goods Sold. Cost of goods sold for the three months ending March 31, 2005 includes costs incurred to date for the Company’s flywheel development contracts in the amount of approximately $617,000, sell through adjustment and warranty accruals for Smart Power M5 inverter product sold of approximately $6,000. Cost of goods sold, for the three months ending March 31, 2004, included costs associated with the sell-through of Smart Power M5 inverters. These costs include materials and direct labor.

Selling, General and Administrative Expenses. The Company’s sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company’s general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance and travel costs. Selling, general and administrative expenses totaled approximately $1,172,000 and $1,076,000 for the three months ended March 31, 2005 and 2004, respectively. The increase of approximately $96,000 or 9% is primarily the result of increases in the cost of personnel and benefits and higher professional fees.

Research and Development. The Company’s cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process. These costs decreased for the three months ending March 31, 2005 over the same period during 2004 due primarily to the allocation of resources from research and development departments to the Company’s flywheel development contracts presented in cost of goods sold in the amount of approximately $529,000. As a result, the Company expects its cost of research and development for the duration of these contracts to continue to be lower compared to 2004. The Company expects costs of development of its flywheel systems will be more significant during the last quarter of 2005, once its flywheel development contracts are substantially complete and it begins development of a full scale prototype of the Smart Energy Matrix and it has obtained funding to complete this work. Research and development expenses totaled approximately $486,000 and $1,048,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease of $562,000 or 54% is primarily the result of accounting allocations from research and development to its development contracts.

Loss on Sales and Contract Commitments. The Company has established reserves for anticipated losses on its government contracts with CEC and NYSERDA. Expected losses are approximately $548,000 ($207,000 for CEC and $341,000 for NYSERDA). The reason for the expected losses is the Company’s agreement to provide cost sharing dollars in its original contract proposals. The Company did not accrue such losses during 2004. The Company will re-evaluate its loss reserve and make any necessary adjustments as appropriate.

Depreciation and Amortization. The Company’s depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to its facilities. The Company also amortized the Smart Power M5 intellectual property it acquired from Advanced Energy Systems in 2004. Depreciation and amortization totaled approximately $18,000 and $47,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease of $29,000 or 62% is attributable to the decrease in the remaining net book values of the Company’s assets.

Interest and Other Income/Expense, net. The Company’s non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and accrued dividends on the Company’s holdings in the Series A Preferred stock of Evergreen Solar, Inc. Interest and Other Income/Expense, net for the three months ended March 31, 2005 was approximately $14,000, compared to approximately $41,000 for the same period in 2004. The decrease of approximately $27,000 in 2005 compared to the prior year is the result of lower interest due to lower cash balances and lower dividends received since the Company sold its Evergreen investment in 2004.

Liquidity and Capital Resources

	Quarter ending March 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$ 3,335	$ 7,096
Working capital	2,207	7,098
Cash provided by (used in)
Operating activities	(1,705)	(1,826)
Investing activities	(37)	(14)
Financing activities	(21)	27
Net decrease in cash and cash equivalents	$ (1,763)	$ (1,813)
Current ratio	2.0	3.9

 The Company’s cash requirements depend on many factors, including but not limited to research and development activities, executing its development contracts, continued efforts to commercialize products, facilities costs, general and administrative expenses, and costs related to raising additional funding and costs related to the NxtPhase transaction. The Company expects to make significant expenditures to fund its operations, complete the development of its Smart Energy Matrix, develop technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development and production readiness by reducing headcount, development spending and capital expenditures over the past three years. The Company has focused its activity on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. The Company has begun development of its 25kWh flywheel, which is the core component of its Smart Energy Matrix and continued to do preliminary design of products for other markets under consideration for its flywheel systems. The Company must raise additional equity to complete the development of its Smart Energy Matrix and therefore execute its business plan. Based on the Company’s rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company will seek to obtain additional financing during 2006 to fund:

•	continuing as a going concern;
•	ongoing research and development primarily related to the Smart Energy Matrix;
•	working capital requirements; and
•	new business development.

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

The Company is not expecting to become profitable or cash flow positive until at least 2009 and its ability to continue as a going concern will depend on being able to raise additional cash to fund operations. The Company may not be able to raise these funds, or if it is able to do so, it may be on terms that are adverse to existing stockholders.

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

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, invested $2.9 million and received 3,452,381 shares of the Company’s Common Stock, and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008, and another affiliate, Perseus Capital, L.L.C. paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

Certain Factors Affecting Future Operating Results

The following factors, as well as others mentioned in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q/A:

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

On May 24, 2005 and July 26, 2005 the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, and in return issued 3,452,381 shares of the Company’s Common Stock and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008 per share. Another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension by two years to an existing warrant already held by Perseus Capital. This warrant entitles Perseus Capital to purchase 1,333,333 shares of the Company’s Common Stock, exercisable at $2.25 per share.

Based on the Company’s current cash usage rates and additional expenditures expected in support of its business plan, the Company has adequate cash to fund operations into the first quarter of 2007.

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

The Company’s possible inability to continue as a going concern may negatively impact the Company’s ability to obtain customers.

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

The Company’s stock may be removed from The NASDAQ SmallCap Market System.

On May 12, 2005, the Company’s stock closed at $0.86 per share and had closed below $1.00 per share for 30 consecutive business days. On May 13, 2005 the Company received a letter from Nasdaq dated May 13, 2005 indicating that the Company’s common stock has not met the $1.00 minimum bid price requirement for continued listing for the past 30 days and that the Company’s common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market, pursuant to Nasdaq Marketplace Rule 4310(c)(4). Therefore in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until November 9, 2005, to regain compliance or face delisting on November 9, 2005. To attain compliance the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive days before November 9, 2005. In the event that the Company’s stock does not meet this requirement, but meets the requirements for inclusion on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c), the Company may be granted an additional 180 calendar day period to regain compliance. There can be no assurance that the Company will continue to meet Nasdaq’s SmallCap listing requirements and therefore may no longer be eligible for quotation on The NASDAQ SmallCap Market. Should the Company’s stock lose its eligibility to be quoted on the SmallCap Market, it will seek to have its stock quoted on the OTCBB. While the Company knows of no reason that its stock will not be accepted for quotation on OTCBB, it cannot guarantee that acceptance. If the Company’s stock is not accepted for listing on the OTCBB, it will be listed on the pink sheets.

The Company has no history of being able to complete development of designs into economically competitive commercially viable products

The Company has no history of being able to complete development of designs into economically competitive commercially viable products. Examples of the Company’s challenges in developing its technologies into commercial products are the following:

•	it may take longer than anticipated to develop these services and products;
•	as there are costs associated with the development of these technically challenging products the economic return may not be adequate to pay for these costs;
•	the Company must ensure that warranty expenses are kept to a minimum; and
•	the Company must obtain additional financing.

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

Although the Company has successfully developed two high energy systems (the 2kWh and 6kWh) that had similar technical challenges, there can be no assurance that the Company will be able to successfully develop the 25kWh system. The successful development of the Company’s new 25kWh flywheel system, which is the flywheel system that will be used in the Smart Energy Matrix, involves significant technological and cost challenges, including:

•	it may take longer to develop the software and key hardware components such as the rim, motor, and bearing system;
•	the Company is relying on single-source suppliers to supply key components to meet the Company’s engineering requirements, cost objectives and development and production schedules. Specifically:
	•	the composite rim, which has four times more volume than the rim in the 6kWh flywheel product;
	•	a high speed, vacuum friendly, permanent magnet, high power motor with overall dimensions that will not adversely affect rotor dynamics; and

•	an active magnetic bearing system that supports the rotor over the entire speed range;
•	the Company’s ability to develop cost effective designs on schedule for:
•	rotor-cooling scheme to avoid overheating during operation;
•	cost effective bearings to ensure acceptable vibration levels at all speeds;

•	touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake.
•	the ability to ramp up and maintain production rates;
•	the cost of developing key components that have significant technical risk;
•	quality and cost control from key suppliers;

The Company may fail to develop the Smart Energy Matrix.

The Company’s Smart Energy Matrix will integrate up to ten 25kWh flywheels into a common 40 foot shipping container. This effort will pose significant technological and cost challenges including:

•	locating a contract manufacturer to install the flywheels, control electronics, and ancillary equipment, then perform final test and deliver the Smart Energy Matrix to the end user;
•	resolving flywheel vibration transference from one flywheel to another;
•	transporting the Smart Energy Matrix safely to customer locations;
•	meeting the technical requirements for interconnection to the utility grid;

•	developing a communication and control system adequate to meet the performance standards of the grid managers; and
•	designing flywheel accessibility in the Smart Energy Matrix for repair and reduce the cost of field service.

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

The Company’s stockholders may be adversely affected if the Company issues debt securities or additional equity securities to obtain financing.

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

The Company’s ability to meet its business plan may be adversely affected if the Company cannot attract and retain sales personnel. Competition for skilled sales people is intense and the Company may not be successful in attracting and retaining the sales talent necessary to develop markets and achieve sufficient sales volume to operate profitably.

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

The Company may make acquisitions or mergers which may cost more or take longer to complete than expected, or not produce the revenues and cash flow expected which may increase the Company’s cash usage and therefore increase the Company’s need for additional cash to sustain its operations

The Company has may make acquisitions or mergers and the costs associated with completing these transaction may be greater than expected and the time to complete the transactions may be extended or the transactions may not be approved by stockholders or regulators. Further if acquisition or mergers are completed revenues and cash flow projections that the Company expects may not be achieved. These factors could shorten the period of time that the Company’s cash balances will be sufficient to fund operations. There can be no assurance that acquisition or mergers will be perceived as positive by investors and therefore investments necessary to sustain operations may not be realized.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in its periodic SEC filings within the required time period.

In addition, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On August 16, 2004, Ricardo and Gladys Farnes and TLER Associates, Ltd., a Bahamas corporation ("TLER"), delivered a complaint to the Company naming as defendants the Company, John Doherty, Richard Lane, and unidentified individuals and corporations.  The case was filed in District Court in Clark County, Nevada on or about June 1, 2004, and later was removed to the United States District Court for the District of Nevada.  The complaint alleged that in 2001 defendants (a) forged the signature of plaintiff Ricardo Farnes (a principal of TLER) to a document purporting to extend the performance period on a purchase order issued by TLER to the Company and (b) thereafter posted on the internet defamatory and personal information concerning the plaintiffs.  The plaintiffs did not allege any specific amount of damages and instead merely asserted that damages exceed $10,000.  The Company answered the complaint and denied its material allegations. On July 31st of 2005, the Company agreed to make a payment in final settlement of this suit in the amount of $5,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 13, 2005 the Company received a letter from The Nasdaq Stock Market Listing Qualifications panel stating that the Company has not met the minimum $1.00 per share bid price requirement for 30 consecutive business days and that, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until November 9, 2005, to regain compliance. On June 27, 2005, the Company announced that it had received a letter from The NASDAQ Stock Market stating that because the closing bid price of its common stock had been at $1.00 per share or greater for at least 10 consecutive business days, it had regained compliance with Marketplace Rule 4310(c)(4).

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

BEACON POWER CORPORATION

Date: February 17, 2006	By: /s/ F. William Capp

F. William Capp

President and Chief Executive Officer

February 17, 2006	By: s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer