Form 10-Q/A
period 2005-06-30
BEACON POWER CORP
filed 2006-02-21
CIK 1103345

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

Beacon Power Corporation (“the Company”) is filing this Amendment No. 1 (“Amendment”) to its quarterly report on Form 10-Q for the three months ending June 30, 2005 (“Original Filing”) to clarify the following disclosure matters in its originally filed quarterly report on Form 10-Q for the second quarter of 2005, filed August 12, 2005.

•

The Company has amended its Statement of Cash Flows to move a repurchase of its stock as a cash flow from investing activities as originally filed to a cash flow from financing activities. This change does not affect the Company’s reported cash and cash equivalents in its Original Filing.

•

Language under Item 2 in the section “Critical Accounting Policies and Estimates” is amended to provide further clarity to explain the Company’s accounting method under AICPA SOP 81-1 for accounting under the percentage of completion method for its development contracts.

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

1

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Table of Contents

Page

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004 (audited).	1

Unaudited Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004, the six months ended June 30, 2005 and 2004 and for the period from May 8,
1997 (date of inception) to June 30, 2005.	2

Unaudited Consolidated Statements of Cash Flows for six months ended June 30, 2005
and 2004 and for the period from May 8, 1997 (date of inception) to June 30, 2005.	3

Notes to Unaudited Consolidated Financial Statements.	5-18

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.	19-32

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	33

Item 4. Controls and Procedures.	33

PART II. Other Information

Item 1. Legal Proceedings.	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34
Item 3. Defaults Upon Senior Securities.	34
Item 4. Submission of Matters to a Vote of Security Holders.	34
Item 5. Other Information.	34
Item 6. Exhibits.	35

Signatures	37

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2005 (unaudited)	2004
Assets
Current assets:
Cash and cash equivalents	$ 3,465,625	$ 5,097,188
Accounts receivable, trade, net	127,415	52,105
Inventory	-	222,593
Unbilled costs on government contracts	241,790	-
Prepaid expenses and other current assets	447,707	817,396
Total current assets	4,282,537	6,189,282

Property and equipment, net	252,840	258,647
Restricted cash	310,011	310,011
Investments	500,000	-
Other assets and prepaid financing costs	559,978	327,646

Total assets	$ 5,905,366	$ 7,085,586

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 149,481	$ 389,189
Accrued compensation and benefits	177,188	130,609
Other accrued expenses	568,344	393,569
Accrued contract loss	455,339	-
Restructuring reserve	890,871	1,062,644
Total current liabilities	2,241,223	1,976,011

Commitments (Note 5)

Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized
no shares issued or outstanding	-	-
Common Stock, $.01 par value; 110,000,000 shares authorized;
46,666,917 and 43,788,810 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	466,669	437,888
Deferred stock compensation	(208,470)	(707,167)
Additional paid-in-capital	136,536,697	134,411,911
Deficit accumulated during the development stage	(132,943,179)	(128,933,397)
Treasury stock, 231,146 shares at cost	(187,574)	(99,660)
Total stockholders' equity	3,664,143	5,109,575

Total liabilities and stockholders' equity	$ 5,905,366	$ 7,085,586

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through June 30,
	2005	2004	2005	2004	2005
Revenue	$ 318,304	$ 126,484	$ 954,438	$ 183,891	$ 1,830,316
Cost of goods sold	333,956	308,088	1,004,464	383,867	2,462,333
Gross profit	(15,652)	(181,604)	(50,026)	(199,976)	(632,017)

Operating expenses:
Selling, general and administrative	1,108,571	1,212,428	2,280,949	2,288,690	34,536,923
Research and development	150,293	921,266	636,531	1,969,506	54,512,076
Loss on sales and contract commitments	508,859	-	1,056,566	-	1,432,540
Depreciation and amortization	22,918	43,199	41,109	89,785	4,179,075
Restructuring charges	-	-	-	-	2,159,280
Loss on impairment of assets	-	-	-	-	4,663,916
Total operating expenses	1,790,641	2,176,893	4,015,155	4,347,981	101,483,810
Loss from operations	(1,806,293)	(2,358,497)	(4,065,181)	(4,547,957)	(102,115,827)

Other income (expense):
Interest income	17,123	31,247	32,010	71,830	3,914,885
Interest expense	-	-	-	-	(1,093,703)
Gain on sale of investment	-	-	-	-	3,562,582
Other income (expense)	24,389	61,045	23,389	61,195	(204,922)
Total other income (expense), net	41,512	92,292	55,399	133,025	6,178,842
Net loss	(1,764,781)	(2,266,205)	(4,009,782)	(4,414,932)	(95,936,985)

Preferred stock dividends	-	-	-	-	(36,825,680)
Accretion of convertible preferred stock	-	-	-	-	(113,014)
Loss to common shareholders	$ (1,764,781)	$ (2,266,205)	$ (4,009,782)	$ (4,414,932)	$ (132,875,679)
Loss per share, basic and diluted	$ (0.04)	$ (0.05)	$ (0.09)	$ (0.10)
Weighted-average common shares outstanding	44,801,287	43,273,817	44,299,825	43,197,760

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Six months ended June 30,		through June
	2005	2004	30, 2005
Cash flows from operating activities:
Net loss	$ (4,009,782)	$ (4,414,932)	$ (95,936,985)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	41,109	89,786	4,179,076
Loss on sale of fixed assets	87,365	-	283,534
Impairment of assets	(111,754)	(8,241)	4,542,459
Restricted cash	-	45,221	(310,011)
(Expenses paid) restructuring charge	(171,773)	(171,773)	890,871
Reserve for officer's note	-	-	102,044
Interest expense relating to issuance of warrants	-	-	371,000
Non-cash charge for change in option terms	-	-	346,591
Non-cash charge for settlement of lawsuit	-	-	303,160
Amortization of deferred consulting expense, net	-	-	1,160,784
Amortization of deferred stock compensation	483,313	611,652	2,474,171
Options and warrants issued for consulting services	-	-	1,585,654
Services and interest expense paid in preferred stock	-	-	11,485
Gain on sale of investments	-	-	(3,562,582)
Changes in operating assets and liabilities:
Accounts receivable	(75,310)	(17,459)	(127,415)
Inventory	222,593	(570,858)	-
Unbilled costs under government contracts	(241,790)	-	(241,790)
Prepaid expenses and other current assets	369,689	289,923	(649,411)
Accounts payable	(239,708)	22,050	149,481
Accrued compensation and benefits	46,579	71,230	177,188
Accrued interest	-	-	275,560
Dividend receivable	-	(26,594)	-
Accrued contract loss	455,339		455,339
Other accrued expenses and current liabilities	174,775	155,300	577,014
Net cash used in operating activities	(2,969,355)	(3,924,695)	(82,942,783)

Cash flows from investing activities:
Purchase of investments	(500,000)	-	(1,690,352)
Sale of investments	-	-	4,752,934
Increase in other assets	-	-	(412,072)
Purchases of property and equipment	(39,713)	(14,082)	(8,492,266)
Sale of property and equipment	28,800	-	100,040
Net cash used in investing activities	(510,913)	(14,082)	(5,741,716)

Cash flows from financing activities:
Initial public stock offering, net of expenses	-	-	49,341,537
Payment of dividends	-	-	(1,159,373)
Repurchase company stock	(87,914)	-	(87,914)
Shares issued under employee stock purchase plan	1,738	2,276	129,888
Exercise of employee stock options	189,833	26,700	1,626,100
Cash paid for financing costs	(232,332)	-	(559,978)
Issuance of preferred stock	-	-	32,868,028

Stock issued for cash	1,977,380	-	1,977,380
Repayment of subscription receivable	-	-	5,000,000
Proceeds from capital leases	-	-	495,851
Repayment of capital leases	-	-	(1,031,395)
Proceeds from notes payable issued to investors	-	-	3,550,000
Net cash provided by (used in) financing activities	1,848,705	28,976	92,150,124

(Decrease) increase in cash and cash equivalents	(1,631,563)	(3,909,801)	3,465,625

Cash and cash equivalents, beginning of period	5,097,188	8,909,261	-
Cash and cash equivalents, end of period	$ 3,465,625	$ 4,999,460	$ 3,465,625

Supplemental disclosure of non--cash transactions:
Cash paid for interest	$ -	$ -	$ 488,126
Cash paid for taxes	$ -	$ 1,956	$ 32,000
Assets acquired through capital lease	$ -	$ -	$ 535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business. Beacon Power Corporation (“the Company”) was incorporated on May 8, 1997. Beacon Power Corporation and its subsidiaries design, develop, configure and offer for sale advanced products and services to support more stable and reliable electricity grid operation. The Company has a single operating segment, developing alternative sustainable energy storage and power conversion solutions. The Company’s organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. Because the Company has not yet generated a significant amount of revenue from its principal operations, it is accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

The Company has experienced net losses since its inception and, as of June 30, 2005, had an accumulated deficit of approximately $133 million. It does not expect to become profitable or cash flow positive until at least 2009 and must raise additional funds to execute its business plan and continue as a going concern.

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

On May 24, 2005 and July 26, 2005 the Company received an investment of $1.4 million and $1.5 million, respectively, from Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, and in return issued 3,452,381 shares of the Company’s Common Stock and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008 per share. Another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension by two years to an existing warrant already held by Perseus Capital. This warrant entitles Perseus Capital to purchase 1,333,333 shares of the Company’s Common Stock, exercisable at $2.25 per share. See Note 6 for more information.

Based on the Company’s current cash usage rates, inclusive of the 2005 investments of approximately $17 million, the Company believes it has adequate cash to fund its operations into the first quarter of 2007. The Company expects to pursue additional funding during 2006 to further support its working capital needs, flywheel prototype development and new business development.

The Company has the following products, which are in varying stages of development, production readiness or low volume production:

•   Smart Energy Matrix – One of the most challenging aspects of today's electric grid is the constant balancing of power demand and production to maintain a stable frequency. This is referred to as frequency regulation. If the amount of power generated and the amount consumed is not in balance at all times, imbalances adversely affect grid stability because they change the frequency of electricity that end users require (60 hertz in the United States). The Company's Smart Energy Matrix is a flywheel-based energy storage system combining high power flywheels with power electronics that is intended to supply frequency regulation services to regional grid operators by supplying and absorbing electricity. It is a long-life, environmentally friendly solution for frequency regulation, with no fuel consumed and no emissions generated.

In addition to providing frequency regulation services to the grid itself, the Company also believes that the Smart Energy Matrix is well suited to provide services to regulate the frequency of distributed generation facilities, which, due to differences in scale, typically suffer more sudden and dramatic imbalances between power supply and demand than do regional grids.

The Company has been awarded contracts by the New York State Energy Research and Development Authority (NYSERDA) and the California State Energy Resources Conservation and Development Commission (CEC) to demonstrate frequency regulation of electricity on the power grid. The demonstrations will be conducted using one-tenth-power prototypes of the Company's planned megawatt-level Smart Energy Matrix. Under these contracts, the Company is developing and installing a system in each of California and New York to demonstrate the benefits of using flywheel energy storage to provide frequency regulation of the grid; a service required by all grid operators. Successful demonstrations of frequency regulation with NYSERDA and CEC may also demonstrate the system's technical and market feasibility in other large, important, growing markets related to the North American grid. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs.

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

To successfully provide frequency regulation on a commercial scale, the Company will need to obtain additional funding to complete design and development of its Smart Energy Matrix, integrate and test the units in the matrix and establish manufacturing capability. The Company has begun development of its 25kWh flywheel, which is a scaling up of the existing Smart Energy 6 kWh flywheel system.

•   Smart Energy system – The Company has produced in limited quantities high-energy flywheel-based systems of 2kWh and 6kWh that store electricity for telecommunications, cable systems, computer networks, and Internet market applications. The Company has sufficient capacity to return to production if market demand occurs. These units have a cumulative operating time of approximately 500,000 hours.

•   Smart Power™ M5 inverter system – The Company's Smart Power M5 inverter system is an electronic system that converts direct current electricity produced by photovoltaic panels into alternating current electricity for residential and commercial use. Although it is continuing to sell and support this product, the Company does not believe that inverters will be a significant portion of its business going forward. During the 4th quarter of 2004 the Company recorded a reserve against its entire inverter inventory of approximately $1,025,000 and made a provision for future inverter warranty expenditures of approximately $28,000.

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

The Company believes its Smart Energy Matrix's characteristics match the requirements of the frequency regulation market quite well, as it is designed to quickly draw or absorb excess energy, on very short notice, when generated power exceeds demand and deliver it when demand exceeds supply. The Company will be able to provide a faster response than most service providers because the Company's flywheel systems for supplying or absorbing electricity are inherently faster acting than generators. The Company can perform either of these steps in a fraction of the time it takes a fossil fuel generator to increase or reduce its output. Flywheels actually recycle excess energy when generated power exceeds load and deliver it when load increases. Using the Company's technology, frequency regulation can be addressed for the first time as a primary application – and with higher performance and lower operating costs. Use of the Smart Energy Matrix also should result in significant environmental benefits, both in that frequency regulation could be supplied without directly consuming fuel or generating emissions, and in that fossil fuel generators would be able to operate more efficiently by reducing their frequency regulation services and hence reducing the extra emissions that come from ramping a generating facility up and down to provide those services. Similarly, widespread use of the Company's Smart Energy Matrix may also mean that the most inefficient and highest-cost generators, being the greatest producers of emissions, would reduce their participation in the market to a greater degree than the more efficient producers. The Smart Energy Matrix equipment can also be sited nearly anywhere advantageous to the grid, even within distribution systems. If sited in the distribution systems, additional benefits such as voltage regulation and uninterruptible power can be offered to enhance the value of the product.

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

2.

Today’s generator assets scheduled for retirement over the next several years tend to be the very assets that provide the lowest cost regulation today. Therefore supply of lower cost regulation will decrease.

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

The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Revenues on its flywheel development contracts are recognized on the percentage of completion basis. Revenues on commercial product sales contracts are recognized when products are delivered to end users. The Company is not currently delivering commercial flywheel products. The Company has been awarded contracts by the California State Energy Resources Conservation and Development Commission and the New York State Energy Research and Development Authority for programs demonstrating the viability of the Company’s flywheel based system for frequency regulation of electricity on the power grid.

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

CEC - On February 14, 2005, the Company was awarded a contract with the California State Energy Resources Conservation and Development Commission (CEC) entitled “Flywheel Energy Storage System for Grid Frequency Regulation,” to demonstrate a one-tenth power prototype version of its Smart Energy Matrix advanced energy storage solution for frequency regulation and grid stability. A successful demonstration of frequency regulation will also serve to demonstrate the system’s technical and market feasibility in the grid stabilization market. The contract requires the Company’s flywheel based system to be delivered and installed during the second half of 2005. The contract is expected to cost approximately $1.8 million, of which approximately $140,000 consists of inventories the company had previously expensed, and this expected cost will be partially offset by approximately $1.2 million of revenue, with the majority of it in 2005. Through June 30, 2005, the Company has recorded revenue from this project of $700,262 and determined this project to be 58% complete.

For the Company’s inverter products, which are sold to distributors, the Company recognizes revenues based on the sales by its distributors to their customers.

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

Even with these investments, the Company must raise additional equity to complete the development of its Smart Energy Matrix and therefore execute its business plan. Based on the Company’s rate of expenditure of cash and the additional expenditures expected in support of its business plan the Company has sufficient cash to fund operations into the first quarter of 2007. The Company expects to obtain an equity investment during 2006 to fund:

•	continuing as a going concern;
•	ongoing research and development of the Smart Energy Matrix;
•	working capital requirements; and
•	developing new business.

The Company has begun full-scale development of its 25kWh flywheel, which is the core component of the Smart Energy Matrix. For other contemplated flywheel-based systems the Company will continue to evaluate market size, growth potential and competitive advantages that its products could provide and the probable market penetration that could be achieved. If markets are identified in which the Company believes its flywheel products will be successful, and those markets express a tangible interest in the Company’s products, the Company will seek to obtain additional funds to complete prototype development and production of identified products. The Company does not expect to become profitable or obtain positive operating cash flow before 2009 and may not achieve positive cash flow even at that point or beyond.

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

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, invested $1.4 million and $1.5 million, respectively, and received 3,452,381 shares of the Company’s Common Stock, and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008, and another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

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

As of June 30, 2005, all inventory is included as part of “Unbilled costs on government contracts” in the Company’s consolidated balance sheet. Any inventories not associated with the Company’s government contracts were previously reserved.

Note 4. Property and Equipment

Property and equipment are stated at cost and consist of the following:

	Estimated
	Useful	June 30,	December 31,
	Lives	2005	2004
Machinery and equipment	5 years	$ 575,663	$ 571,198
Service vehicles	5 years	16,762	16,762
Furniture and fixtures	7 years	255,939	296,652
Office equipment	3 years	1,431,809	1,396,562
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	918,285	918,285

Total		$ 3,731,810	$ 3,732,811

Less accumulated depreciation and amortization		(3,478,970)	(3,474,164)

Property and equipment, net		$ 252,840	$ 258,647

Note 5. Commitments

The Company’s principal contractual obligations as of June 30, 2005 are as follows:

	Six months ending	Cash payments due during the year ended December 31,
Description of commitment	December 31, 2005	2006	2007	Thereafter	Total
Operating leases	$ 255,022	$ 529,413	$ 397,059	-	$ 1,181,494
Non-cancelable purchase orders	203,960	-	-	-	203,960
Total commitments	$ 458,982	$ 529,413	$ 397,059	$ -	$ 1,385,454

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

Note 6. Investments

On April 22, 2005, the Company entered into an agreement to acquire NxtPhase T&D Corporation.

On April 22, 2005 the Company entered into an Investment Agreement with Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C. (“Perseus 2000 Expansion”), and Perseus 2000 Expansion separately entered into a term sheet with NxtPhase. In each of the Investment Agreement and the NxtPhase term sheet, the respective companies have the right to require Perseus 2000 Expansion to purchase shares of such company's capital stock at a price per share as specified in the Investment Agreement and NxtPhase term sheet, respectively. The Investment Agreement also provides that if NxtPhase requires Perseus 2000 Expansion to purchase NxtPhase Class A preferred shares, Perseus 2000 Expansion may assign its obligation to the Company to purchase such NxtPhase Class A preferred shares, so long as Perseus 2000 Expansion purchases an equivalent dollar amount of the Company's common stock, on the terms set forth in the Investment Agreement. The agreement between the Company and Perseus on the NxtPhase related investment contains unwind language in the event that the proposed acquisition of NxtPhase does not occur. This would result in the Company exchanging its NxtPhase Class A preferred stock for shares of its common stock issued to Perseus.

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

On November 22, 2005, the Company and NxtPhase agreed to terminate the agreement and to pay NxtPhase $150,000 as a release from any and all liabilities related to the agreement. The Company also expensed approximately $850,000 of deferred professional fees in the 3rd quarter of 2005. All investments in NxtPhase unwound as of November 22, 2005 when both the Company and NxtPhase agreed to terminate the agreement.

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

Treasury Stock. In May 2005, the board of directors authorized the Company to purchase 99,146 shares of the Company’s common stock from its three executive officers at an average market price of $0.89 per share. These shares were originally issued to the officers under the Company’s restricted stock unit deferred compensation program described in Note 10. This decision was driven by the Company's policies restricting open market trading by senior personnel who have access to material nonpublic information. As those policies prevent management from selling shares to the market to generate cash to fund the withholding tax obligations that arise from the compensation income which is generated by the restricted stock units, the Company has withheld shares in sufficient quantity to pay tax liability in connection with this first and second installment of restricted stock.

Reserved Shares. At June 30, 2005 and December 31, 2004, 11,337,970 and 11,601,803 shares of common stock were reserved for issuance under the Company's stock option plan and for outstanding warrants, respectively. The following schedule shows warrants outstanding as of June 30, 2005:

Warrant holder	Grant Date	Expiration Date	Strike Price	Issued and Outstanding

Class F (extended)	5/23/2000	5/23/2007	$ 2.25	1,333,333
Consultants	8/2/2000	8/2/2005	$ 6.00	20,000
GE (CR&D)	10/24/2000	10/24/2005	$ 2.10	120,000
Perseus 2000 Expansion, L.L.C.	5/24/2005	5/24/2010	$ 1.01	800,000
Perseus 2000 Expansion, L.L.C.	6/10/2005	6/10/2010	$ 1.01	138,636

Total Warrants				2,411,969

Note 8. Related Party Transactions

Loan to Officer. During 2001, the Company advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, its former CEO and President and currently a director of and consultant to the Company. This advance is interest bearing and secured by Mr. Stanton’s holdings of the Company’s common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. In 2004 and 2005, Mr. Stanton was paid approximately $80,000 and $6,000, respectively, of consulting fees by the Company, of which, Mr. Stanton paid the Company $21,500 to reduce his outstanding loan balance. Through June 30, 2005, the Company collected approximately $464,000 in principal payments on this advance.

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

Perseus Investment. On April 22, 2005, a fund affiliated with Perseus, L.L.C. committed to invest a maximum of $3.0 million in the Company to be made in exchange for approximately 3.5 million shares of the Company's common stock, warrants covering up to 0.8 million shares of the Company's common stock, exercisable at $1.008 per share and a two year extension of a 1,333,333 warrant, exercisable at $2.25 per share, already held by Perseus. On May 24, 2005, Perseus invested $1.4 million in the Company, and also paid $100,000 for the warrant extension. Subsequent to the end of the quarter, on July 26, 2005, Perseus invested the remaining $1.5 million of the $2.9 million investment.

Treasury Stock. In May 2005, the board of directors authorized the Company to purchase 99,146 shares of the Company’s common stock from its three executive officers at market price of $0.89 per share. These shares were issued under the Company’s restricted stock unit deferred compensation program described in Note 10. This decision was driven by the Company's policies restricting open market trading by senior personnel who have access to material nonpublic information. As those policies prevent management from selling shares to the market to generate cash to fund the withholding tax obligations that arise from the compensation income which is generated by the restricted stock units, the Company has withheld shares in sufficient quantity to pay tax liability in connection with this first and second installment of restricted stock.

Note 9. Restructuring Charges

Restructuring and asset impairment charges. The Company’s initial products were focused on the telecommunications industry. As a result of the overall economic downturn and in particular the significant decline in capital and maintenance spending in telecommunications as well as the low price of lead-acid batteries, products competing with those of the Company, the Company has not been successful in selling products into this market. Therefore, in December, 2003, the Company recorded a non-cash asset impairment charge of $0.4 million in order to reduce the carrying amount of its flywheel related patents and patents pending as the estimated future cash flows anticipated from these assets were substantially in doubt. Also, in July, 2002, in an effort to reduce its monthly cash-spending rate, the Company implemented a number of cost-cutting measures to ensure the availability of resources necessary to pursue its business strategy for a reasonable period but at a significantly lower cash expenditure rate. As a result, a substantial portion of the Company's long-term assets were idled, including machinery and equipment, tooling, office furniture and fixtures, and equipment and leasehold improvements. The Company evaluated all of its property and equipment as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and, in 2002, incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as “Restructuring Reserve” in the current liabilities section of the balance sheet.

A summary of the restructuring reserves is as follows:

	Six months ended June 30,
	2005	2004
Beginning balance	$ 1,062,644	$ 1,406,191
Charges for the period	-	-
Payments	(171,773)	(171,773)
Ending balance	$ 890,871	$ 1,234,418

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

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit, in the future, the amount of net operating loss carry forwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change. The Company’s agreement to effect a business combination with NxtPhase T&D Corporation (see Note 6) may limit the value of these tax loss carry-forwards if that combination occurs, but the Company has not yet made an assessment of this limitation.

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

On May 24, 2005 and July 26, 2005 the Company received an investment of $2.9 million in the aggregate from Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s then largest shareholders, and in return issued 3,452,381 shares of the Company’s Common Stock and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008 per share. Perseus Capital, L.L.C. paid $0.1 million for an extension by two years to an existing warrant already held by Perseus Capital. This warrant entitles Perseus Capital to purchase 1,333,333 shares of the Company’s Common Stock, exercisable at $2.25 per share.

On July 21, 2005, as part of the investment in NxtPhase T&D Corporation, Perseus 2000 Expansion invested $500,000 in exchange for 595,238 shares of the Company’s common stock pursuant to the investment agreement. This was the second of three tranches that will total $1.5 million. As more fully described in Note 6, Perseus 2000 Expansion exercised the option to make its investment in the Company, and the Company made a similar investment in NxtPhase. The Company subsequently made an investment in NxtPhase in exchange for 111,111 shares of its Class A preferred stock. All investments in NxtPhase unwound as of November 22, 2005 when both the Company and NxtPhase agreed to terminate the agreement.

Officer Loan Repayment

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

Investments. Marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

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

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of one of the Company’s largest shareholders, invested $2.9 million and received 3,452,381 shares of the Company’s Common Stock, and a warrant to purchase 800,000 shares of the Company’s Common Stock at $1.008, and another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

Even with these investments, the Company expects to pursue additional financing in 2006 to fund:

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

Results of operations:

Comparison of six months ended June 30, 2005 and 2004

	Six months ended June 30,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$ 954	$ 184	$ 770	418%
Cost of goods sold	1,004	384	620	161%
Selling, general and administrative	2,281	2,289	(8)	0%
Research and development	637	1,970	(1,333)	68%
Loss on sales and contract commitments	1,057	-	1,057	0%
Depreciation and amortization	41	90	(49)	54%
Interest and other income, net	55	133	(78)	59%

Revenues. For the six months ending June 30, 2005, the Company’s revenues were as follows:

Source	Percent complete	Revenue (in thousands)
CEC Contract	56.80%	$ 700
NYSERDA Contract	18.82%	122
Bechtel Bettis Contract	100.00%	71
PON 800 Contract	17.52%	11
M5 and accessories	n/a	50
Total		$ 954

The Company recorded revenue from its development contracts of approximately $904,000 and revenue from the sale of its Smart Power M5 power conditioning systems of approximately $50,000. Revenues for the six months ending June 30, 2004 were primarily generated from sales of the Company’s Smart Power M5 in the amount of $103,000 and also from a research and development contract with DARPA of approximately $81,000.

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

Cost of Goods Sold. Cost of goods sold for the six months ending June 30, 2005 includes costs incurred to date for the Company’s flywheel development contracts in the amount of approximately $981,000, sell-through adjustment and warranty accruals for Smart Power M5 inverter product sold of approximately $23,000. Cost of goods sold, for the six months ending June 30, 2004, included costs associated with the sell-through of Smart Power M5 inverters of $283,000, and costs associated with the revenues recorded on the DARPA flywheel development contract of approximately $101,000.

Selling, General and Administrative Expenses. The Company’s sales and marketing expenses consist primarily of compensation and benefits for its sales and marketing personnel and related business development expenses. The Company’s general and administrative expenses consist primarily of compensation and benefits related to its corporate staff, professional fees, insurance and travel costs. Selling, general and administrative expenses totaled approximately $2,281,000 and $2,289,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease of approximately $8,000 or 0% is primarily the result of decreases in the cost of personnel and benefits mainly attributable to the Company’s RSU plan, and higher professional fees.

Research and Development. The Company’s cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design process exclusive of the Company’s development contracts. These costs decreased for the six months ending June 30, 2005 over the same period during 2004 due primarily to the allocation of resources from research and development departments to the Company’s flywheel development contracts presented in cost of goods sold. As a result, the Company expects its cost of research and development for the duration of these contracts to continue to be lower compared to 2004. The Company expects costs of development of its flywheel systems will be more significant during the last quarter of 2005, once its flywheel development contracts are substantially complete and it begins development of a full scale prototype of the Smart Energy Matrix and it has obtained funding to complete this work. Research and development expenses totaled approximately $637,000 and $1,970,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease of $1,333,000 or 68% is primarily the result of accounting allocations from research and development expense to its development contracts.

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

Interest and Other Income/Expense, net. The Company’s non-operating income and expenses are primarily attributable to interest income resulting from cash on hand, accrued dividends on the Company’s holdings in the Series A Preferred stock of Evergreen Solar, Inc., and proceeds from the sale of certain capital equipment no longer used. Interest and Other Income/Expense, net for the six months ended June 30, 2005 was approximately $55,000, compared to approximately $133,000 for the same period in 2004. The decrease of approximately $78,000 (59%) in 2005 compared to the prior year is the result of lower interest due to lower cash balances and lower dividends received since the Company sold its Evergreen investment in 2004.

Liquidity and Capital Resources

	Six months ended June 30,
	2005	2004
	(in thousands)
Cash and cash equivalents	$ 3,466	$ 4,999
Working capital	2,041	7,241
Cash provided by (used in)
Operating activities	(2,969)	(3,925)
Investing activities	(599)	(14)
Financing activities	1,937	29
Net decrease in cash and cash equivalents	$ (1,631)	$ (3,910)
Current ratio	1.9	4.0

The Company’s cash requirements depend on many factors, including but not limited to research and development activities, executing its development contracts, continued efforts to commercialize products, facilities costs, general and administrative expenses, costs related to raising additional funding and costs related to its mergers and acquisitions. The Company expects to make significant expenditures to fund its operations, develop its flywheel technologies and explore opportunities to find and develop additional markets to sell its products. The Company has taken significant actions to reduce its cash expenditures for product development and production readiness by reducing headcount, development spending and capital expenditures over the past three years. The Company has focused its activities on market analysis in terms of size of markets, competitive aspects and advantages that its products could provide. The Company has begun development of its Smart Energy Matrix and continued to do preliminary design of products for markets under consideration for its flywheel systems. The Company must raise additional equity to complete the development of its Smart Energy Matrix and therefore execute its business plan. Based on the Company’s rate of expenditure of cash and the additional expenditures expected in support of its business plan, the Company expects to obtain additional financing during 2006 to fund:

•	continuing as a going concern;
•	ongoing research and development primarily related to the Smart Energy Matrix;
•	working capital requirements; and
•	new business development.

Net cash used in operating activities was approximately ($2,969,000) and ($3,925,000) for the six months ended June 30, 2005 and 2004, respectively. The primary component to the negative cash flow from operations is from net losses. For the first six months of 2005, the Company had a net loss of approximately ($4,010,000). This included employee stock compensation of approximately $483,000, facility related cash payments charged against restructuring reserves of approximately ($172,000), proceeds from the sale of fixed assets, net of reserve of ($24,000) and depreciation and amortization of approximately $41,000. Changes in operating assets and liabilities generated approximately $712,000 of cash during the first six months of 2005. For the first six months of 2004, the Company had a net loss of approximately ($4,415,000). This included employee stock compensation of approximately $612,000, facility related cash payments charged against restructuring reserves of approximately ($172,000), a reduction in restricted cash related to the lease of the Company’s facility of approximately $45,000, and depreciation and amortization of approximately $90,000. Changes in operating assets and liabilities used approximately ($76,000) of cash during the first six months of 2004.

Net cash used in investing activities was approximately ($599,000) and ($14,000) for the six months ended June 30, 2005 and 2004, respectively. For the first six months of 2005 the principal uses of cash in investing activities included ($500,000) to invest in NxtPhase, approximately ($40,000) to purchase capital equipment, and approximately ($88,000) to repurchase the Company’s common stock from its officers. Sources of investing activities include $29,000 from the sale of capital equipment. For the first six months of 2004, cash used in investing activities was approximately ($14,000) for the purchase of capital equipment.

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

For the Company’s business strategy to be effectively implemented, demonstrations of its Smart Energy Matrix to NYSERDA and CEC need to be successful.

The Company’s business plan focuses on completing the development of its energy storage solution, the Smart Energy Matrix. As part of this strategy, the Company has entered into agreements with the New York State Energy Research and Development Authority (NYSERDA) and the California State Energy Resources Conservation and Development Commission (CEC) to demonstrate the Smart Energy Matrix using a one-tenth-power prototype for the provision of frequency regulation services to the electric grid. These agreements allow the Company to demonstrate its highly responsive and cost-effective frequency regulation prototype for the electricity grid which is the first application specifically designed to provide grid frequency regulation. The Company has shifted virtually all of its development spending towards meeting the requirements of these two programs. If the Company is not successful in demonstrating the anticipated benefits, completing development of the Smart Energy Matrix may be significantly delayed and its business strategy may be considerably harmed.

The Company's ability to successfully complete development of its Smart Energy Matrix will require substantial funds. Its stockholders may be adversely affected if the Company issues debt securities or additional equity securities to obtain financing.

The Company will require substantial funds to conduct research and development activities, market its products and services, and increase its revenues. The Company anticipates that such funds will be obtained from external sources and intends to seek additional equity or debt to fund future operations. The Company estimates that it will require approximately $15.0 million to complete development of the Smart Energy Matrix and an additional $6.0 million to provide full power prototypes. If the Company is able to raise sufficient funding through equity or debt to begin development in the first quarter of 2006, it expects the development to be complete by 2008.

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

The successful development of the Company’s new 25kWh flywheel system, which is the flywheel system that will be used in the Smart Energy Matrix, involves significant technological and cost challenges, including, among other possible challenges:

•	it may take longer to develop cost effective designs for key components of the Smart Energy Matrix such as the rim, motor, power electronics and bearing system, and the master controller software;
•

development and production delays and/or cost increases may occur because the Company relies on single-source suppliers to supply several key components to meet its engineering requirements, cost objectives and development and production schedules and the Company does not have contracts with all of these suppliers;

•	The Company's ability to develop cost effective designs on schedule that will meet system performance requirements such as:
o	a rotor-cooling scheme to avoid overheating during operation;
o	cost effective bearings to ensure acceptable vibration levels at all speeds; and
o	a touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake;
•	the ability to ramp up and maintain production rates; and

•	quality and cost control from key suppliers.

There can be no assurance that the Company will be successful in meeting these challenges. In addition, even if the Company is able to develop the new 25kWh flywheel system, it plans to integrate multiple 25kWh flywheels into a common building or container to produce its Smart Energy Matrix. This effort will pose significant technological and cost challenges including, among others:

•	transporting the Smart Energy Matrix safely to customer locations;
•	meeting the technical requirements for interconnection to the utility grid; and
•	developing a communication and control system adequate to meet the performance standards of the grid managers.

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

Miller Wachman, LLP, the Company’s independent auditors, has included an explanatory paragraph related to a going concern uncertainty in their audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2004, which states that "Beacon's recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern."

The Company’s financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made any adjustments to its financial statements as a result of the going concern uncertainty. If the Company cannot continue as a going concern, it may have to liquidate its assets and may receive significantly less than the values at which they are carried on its financial statements. Any shortfall in the proceeds from the liquidation of its assets would directly reduce the amounts that holders of the Company’s common stock could receive in liquidation.

The Company’s ability to continue as a going concern may negatively impact its ability to obtain customers.

The uncertainty of the Company’s ability to continue as a going concern may negatively impact its ability to successfully attract customers for its products because of potential customer’s perception that the Company may not be able to provide product support and warranty coverage.

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

Even if the Company successfully qualifies to participate in the auction markets, if the structure of these markets changes due to regulatory modifications, the Company’s business plan could be adversely affected. The central financial attraction for the Company in the auction market is that it is able to bid electronically into each auction. These auctions yield the same sales price for all successful bidders, a price that historically has been well above the Company’s anticipated costs to supply the service. The Company’s anticipated advantage is that it can be the lowest cost supplier of frequency regulation services to regional grid operators. If the auction market changes, the Company may be required to change its business plan and there can be no assurance that it will be successful in doing so.

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

Market volatility may affect the Company’s stock price and the value of an investment in its common stock may be subject to sudden decreases.

The trading price for the Company’s common stock has been, and is expected to continue to be, volatile. The price at which the Company’s common stock trades depends upon a number of factors, including its historical and anticipated operating results, market perception of the prospects for companies in its industry and general market and economic conditions, some of which are beyond the Company’s control such as instability in the global financial markets due to terrorist attacks, war or other civil disturbances. Factors such as fluctuations in the Company’s financial and operating results, changes in government regulations affecting product or service approvals or other aspects of it or its competitors' businesses, announcements of technological innovations or new commercial products by the Company or its competitors, developments concerning key personnel and its intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by the Company or its competitors could also cause the market price of its common stock to fluctuate substantially. The high and low closing prices per share of the Company’s common stock on the NASDAQ SmallCap Market were $1.50 and $0.14, respectively, in 2002, $1.54 and $0.16, respectively, in 2003, $1.72 and $0.25, respectively, in 2004, and $3.18 and $0.62, respectively, in this year through August 11, 2005. The average daily trading volume of its common stock on the NASDAQ SmallCap Market was 135,300 shares in 2002, 1,295,400 shares in 2003, 1,259,700 shares in 2004 and 1,580,500 shares this year through June 30, 2005. In the first half of August 2005 the daily trading volume has been significantly higher; on August 8, 2005, more than 29 million shares were traded. During periods of stock market price volatility, share prices of many companies in the Company’s industry have often fluctuated in a manner not necessarily related to their individual operating performance. Because the historical trading prices of its common stock were dependent on factors relating solely to the Company on a stand-alone basis, it cannot predict the effect of the plan of arrangement on the trading price of its common stock after the combination. Accordingly, the Company’s common stock may be subject to greater price volatility than the stock market as a whole.

The Company has anti-takeover defenses that could delay or prevent an acquisition and changes in control in its board of directors and management, and could adversely affect the price of its common stock.

Provisions of the Company’s Sixth Amended and Restated Certificate of Incorporation, the Company’s amended and restated by-laws, the Company’s Rights Agreement, adopted in September 2002 and subsequently amended, and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of its management, including transactions in which its stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest.

The Company’s Sixth Amended and Restated Certificate of Incorporation permits its board of directors to issue preferred stock without stockholder approval upon such terms as the board of directors may determine. The rights of the holders of the Company’s common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the Company’s outstanding common stock. Although it has no present intention of issuing any additional preferred stock, an issuance of a substantial number of preferred shares could adversely affect the price of its common stock.

The Company’s Sixth Amended and Restated Certificate of Incorporation also provides for a staggered board of directors divided into three classes. Such a staggered board of directors will make it more difficult for the

Company’s stockholders to change the composition of the board of directors in any one year, which could have the effect of preventing or delaying a change of control transaction that is not approved by the Company’s board of directors.

In addition, the Company’s Sixth Amended and Restated Certificate of Incorporation and its amended and restated by-laws provide that:

•	its directors may only be removed for cause by a majority of the outstanding capital stock entitled to vote in the election of directors;
•	its stockholders do not have the power to call special meetings of stockholders; and
•

the provisions relating to the classified board, removal of directors and calling of special stockholders meetings may only be amended by a 66 2/3% vote of the outstanding shares of common stock, voting together as a single class.

These provisions make it more difficult for the Company’s stockholders to change the composition of the board of directors and approve transactions they may deem to be in their best interests that are not approved by the board of directors.

Pursuant to a Rights Agreement adopted in September 2002 and subsequently amended, the Company issued rights as a dividend on common stock on October 7, 2002 each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder, Perseus Capital, L.L.C. and its affiliates, that already owned more than 15%) of the Company’s outstanding common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void).

The Company’s common stock may be removed from The NASDAQ SmallCap Market, which could cause the price to fall further and decrease its liquidity.

The Company’s common stock trades on The NASDAQ SmallCap Market. To continue trading on The NASDAQ SmallCap Market, it must comply with The NASDAQ SmallCap Market's continued listing requirements set forth in Rule 4310(c), which require, among other things, that the Company maintain a minimum closing bid price of $1.00 per share.

On May 13, 2005, NASDAQ informed the Company that unless the bid price of its common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days by November 9, 2005, the Company’s common stock is subject to removal from The NASDAQ SmallCap Market. On June 27, 2005, the Company announced that it had received a letter from NASDAQ stating that because the closing bid price of its common stock had been at $1.00 per share or greater for at least 10 consecutive business days, the Company had regained compliance with Rule 4310(c)(4).

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

If the Company does not continue to satisfy NASDAQ's continued listing requirements, its common stock may be delisted from NASDAQ, or delisted entirely. The delisting of its common stock may result in the trading of the stock on the over-the-counter markets in the so-called "pink sheets" or the NASD's electronic bulletin board. Consequently, a delisting of the Company’s common stock from NASDAQ would materially reduce the liquidity of its common stock, not only in the number of shares that could be bought and sold, but also through delays in the timing of the transaction and reductions in securities analysts and media coverage. This may reduce the demand for the

Company’s stock and significantly destabilize the price of its stock. In addition, a delisting would materially adversely affect the Company’s ability to raise additional necessary capital.

Failure to protect the Company’s intellectual property could impair its competitive position.

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

Ongoing compliance with the Sarbanes-Oxley Act of 2002 may require additional personnel or systems changes. Any weaknesses identified in its internal controls as part of the evaluation being undertaken by the Company and its independent public accountant pursuant to Section 404 of the Sarbanes-Oxley Act could have an adverse effect on the Company’s business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, as of the fiscal year end December 31, 2005, the Company’s independent accountants must report on management's evaluation. The Company is in the process of documenting and testing its system of internal control over financial reporting to provide the basis for its report. At this time, the Company is aware that its financial reporting information systems and point-of-sale information systems require a significant level of manual controls to ensure the accurate reporting of its results of operations and financial position. Upon the completion of its review, certain deficiencies may be discovered that will require remediation. This remediation may require the implementation of certain information systems operating protocols and/or additional manual controls, the costs of which could have a material adverse effect on its business, financial condition and results of operations. Due to the ongoing evaluation and testing of the Company’s internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported.

The Company’s business plan may not have sufficient resources identified to ensure ongoing compliance with the Sarbanes-Oxley Act of 2002. Given the limited size of the Company and its cash position, it may not have sufficient resources to satisfy the segregation of duties required for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 or to be compliant, the Company may need to obtain additional funding.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s cash equivalents and investments, all of which have maturities of less than one year, may expose the Company to interest rate risk but not to market risk of principal. At June 30, 2005, the Company had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts. Also at June 30, 2005, the Company had approximately $955,000 of cash equivalents that were held in interest bearing checking accounts and $2,509,000 invested in interest-bearing money market accounts. The Company’s exposure to market risk through financial instruments is not material.

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

10.1.2(2)	Warrant of the Company dated August 2, 2000 issued to Kaufman-Peters Company.

10.1.3(2)	Warrant of the Company dated October 24, 2000 issued to GE Capital Equity Investments, Inc.

10.1.4(2)	Second Amended and Restated 1998 Stock Incentive Plan of the Company.

10.1.5(2)	Form of Incentive Stock Option Agreement of the Company.

10.1.6(2)	Form of Non-Qualified Stock Option Agreement of the Company.

10.1.7(2)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.

10.1.8(2)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

10.1.9(2)	Lease dated July 14, 2000 between the Company and BCIA New England Holdings LLC.

10.1.10(2)	Letter Agreement dated October 24, 2000 among the Company, GE Capital Equity Investments, Inc. and GE Corporate Research and Development.

10.1.11+	Form of Director and Officer Indemnification Agreement of the Company.

10.1.12(5)	Employment Agreement dated April 25, 2004 between the Company and Matthew L. Lazarewicz.

10.1.13(4)	Employment Agreement dated October 25, 2002 between the Company and James M. Spiezio.

10.1.14(6)	Form of Restricted Stock Unit Agreement of the Company.

10.1.15(7)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.

10.1.16(8)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.

10.1.17(5)	Amendment to Employment Agreement dated March 30, 2005 between the Company and Matthew L. Lazarewicz.
10.1.19 (1)	Form of NxtPhase Shareholder Agreement.
10.1.20 (1)	Investment Agreement dated as of April 22, 2005 among the Company, Perseus Capital, L.L.C. and Perseus 2000 Expansion Fund, L.L.C.
10.1.21 (9)	Warrant of the Company dated May 24, 2005 issued to Perseus 2000 Expansion Fund, L.L.C.
10.1.22 (9)	Amended and Restated Warrant of the Company dated May 24, 2005 issued to Perseus Capital, L.L.C.
10.1.23 (9)	Registration Rights Agreement dated May 24, 2005 between the Company and Perseus 2000 Expansion Fund, L.L.C.
10.1.24 (10)	Securities Purchase Agreement between NxtPhase T&D Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of June 13, 2005
10.1.25 (10)	Joinder Agreement for the Investor Rights Agreement executed by the Company on June 13, 2005
10.1.26 (10)	Warrant issued by the Company to Perseus 2000 Expansion, L.L.C. on June 13, 2005
10.1.27 (11)	Securities Purchase Agreement between NxtPhase T&D Corporation, the Company and Perseus 2000 Expansion, L.L.C., dated as of July 21, 2005
10.1.28 (11)	Warrant issued by the Company to Perseus 2000 Expansion, L.L.C. on July 21, 2005.
31.1+	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(2)	Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(3)	Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(4)	Incorporated by reference from the Form 10-K filed on June 30, 2003 (File No. 001-16171).
(5)	Incorporated by reference from the Form 10-K filed on March 31, 2005 (File No. 001-16171).
(6)	Incorporated by reference from the Form 10-K/A filed on May 17, 2004 (File No. 001-16171).
(7)	Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(8)	Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(9)	Incorporated by reference from the Form 8-K filed on May 26, 2005 (File No. 001-16171).

(10)	Incorporated by reference from the Form 8-K filed on June 17, 2005 (File No. 001-16171).
(11)	Incorporated by reference from the Form 8-K filed on July 26, 2005 (File No. 001-16171).

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: February 17, 2006	By: /s/ F. William Capp

F. William Capp

President and Chief Executive Officer

February 17, 2006	By: /s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer