Form 10-K
period 2005-12-31
BEACON POWER CORP
filed 2006-03-30
CIK 1103345

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-16171

Beacon Power Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3372365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

234 Ballardvale Street
Wilmington, MA	01887-1032
(address of principal executive offices)	(Zip code)

(978) 694-9121
(Registrant's telephone number, including area code)
------------------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
Preferred Share Purchase Rights
------------------------
(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ___

As of June 30, 2005 the market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $47,160,722. In determining the market value of non-affiliated voting stock, shares of the registrant’s common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant’s voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 21, 2006 was 58,278,344.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit Index (Item No. 15) located on pages 58 through 60 incorporates several documents by reference as indicated therein. Portions of the definitive Proxy Statement for Beacon Power Corporation’s Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Form 10-K.

Table of Contents

Page

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	32
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	32
Item 13.	Certain Relationships and Related Transactions	32
Item 14.	Principal Accounting Fees and Services	32

PART IV

Item 15.	Exhibits, Financial Statement Schedules	33

Signatures	60

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking” statements reflect Beacon Power Corporation’s view about future events and financial performance, including among other things, its expected future revenues, costs of operations and capital expenditures, estimates of the potential markets for its products, the rate of growth in those markets and the competitive advantage that the Company’s products has that will result in gaining market share. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these estimates due to a number of factors as discussed in the section entitled "Item 7. Management’s Discussion and Analysis of Financial Condition” and “Results of Operations - Certain Factors Which May Affect Future Results” of this Form 10-K.

PART I

Item 1. Business

Overview

Beacon Power Corporation and its subsidiaries (collectively “Beacon,” “the Company,” “we,” “our” or “us”) design, develop, configure and expect to begin offering for sale, advanced products and services to support more reliable and cost-effective electricity grid operation. We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. Beacon is a development-stage company that was incorporated in Delaware on May 8, 1997. We maintain our principal offices and research and development laboratory at 234 Ballardvale Street, Wilmington, Massachusetts, 01887-1032. Our telephone number is 978-694-9121.

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any documents that we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC's Web site at www.sec.gov.

Our Web site address is www.beaconpower.com. All of our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge on our Web site as soon as reasonably practical after being filed electronically with, or furnished to, the SEC. The content on our Web site does not constitute part of this annual report. We also make available our Corporate Governance policies and our Code of Conduct on our Web site. Additionally, paper copies of these documents may be obtained free of charge by writing our Investor Relations Department at our principal executive office.

The focus of our research and development has been to establish a patent-protected technology that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. Our primary commercial market strategy is to become a provider of frequency regulation services to operators of the electricity grid in the United States.

In six geographic regions in the United States, the grid has been placed under the supervision of regional operators that are responsible for its maintenance and operation in these regions. All of these regional operators purchase frequency regulation services from independent providers. We are seeking to become one such provider. We believe our technology offers greater reliability, faster response time, cleaner operation, lower maintenance costs and better overall economic attributes than the majority of the incumbent generators that provide frequency regulation services.

The Frequency Regulation Market

The need to constantly balance electricity supply and demand on the grid requires services that maintain a stable frequency of power. This service is called frequency regulation. Deviation from the nominal grid frequency of 60 cycles per second (Hertz, or Hz) in North America has a negative impact on the operability of many devices connected to the grid. In Europe and other parts of the world the same requirement exists for balancing supply and demand, but at a frequency of 50 Hz.

Power supply and demand changes from second to second. Frequency regulation is used to adjust power to the grid to minimize the difference between supply and demand. The annual global market for frequency regulation in 2005 was approximately $8 billion. The North American market was approximately $1.9 billion of this amount. Within the North American market in 2005, a $500 million sub-segment, or 25 percent of the total US market, was directly accessible via open-bid market mechanisms resulting from deregulation. Significant growth in the US open-bid sub-segment is anticipated due to a combination of factors, including:

•	anticipated expansion of open-bid grid operating regions
•	rising demand for electricity
•	greater use of renewable energy sources – including wind and solar

Under the open-bid market, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and qualified suppliers submit bids for these services. Bids are stacked from lowest to highest until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines what every bidder is paid.

To fully exploit this regulatory-driven open bid market, we plan to design, build, own and operate multiple frequency regulation power plants. Our business model is similar to that of independent power producers (IPPs) who also design, build, own and operate power plants. Each frequency regulation power plant will be 20 megawatts (MW) in size. This size takes advantage of fast-track interconnection regulations that allow plants of this capacity to be approved more quickly using a set of streamlined rules. A key benefit of this business model is that we expect to avoid having to sell physical product to utilities, thus eliminating cost-of-sales and speeding revenue creation.

The key qualification for our participation in these markets is to demonstrate that our technology can provide the required services within the rules determined by the grid operators. To provide this demonstration and accelerate market entry we are providing multiple-flywheel, low-power 100-kW models of our Smart Energy Matrix for evaluation by regional transmission operators. We were awarded contracts for these systems by the New York State Energy Research and Development Authority (NYSERDA) and the California State Energy Resources Conservation and Development Commission (CEC), in cooperation with the U.S. Department of Energy, to demonstrate the capability of our technology. During 2005, we shifted virtually all of our development spending towards meeting the requirements of these two pilot programs.

The California unit was built and installed on Pacific Gas & Electric’s (PG&E) grid in Q4 2005. The NYSERDA unit was built, has passed NYSERDA’s acceptance test, and is expected to be delivered and installed in March 2006. The pilot units contain fully functional control, communication and interconnection elements similar or identical to the elements of our planned 20-MW power plants. The purpose of these pilot systems is to demonstrate the ability of Beacon’s flywheel technology to provide frequency regulation services consistent with the technical requirements of both the California Independent Service Operator (CAISO) and New York Independent Service Operator (NYISO). The NYSERDA unit incorporates knowledge gained from the California unit and incorporates voltage support and power quality capabilities. These added capabilities are designed to demonstrate the technical efficacy of two entirely new applications for our core technology.

We believe that with the anticipated successful testing of the pilot Smart Energy Matrix units, as well as successful demonstration of our 25-kWh flywheel (now under development), we will be technically prepared to build, own and operate 20-MW power plants in both of these large regional markets. The scale-power Smart Energy Matrix demonstration tests, as well as demonstration of the new 25-kWh flywheel, are both planned for completion before the end of 2006. We believe Independent Service Operator (ISOs) in other parts of the country are following Beacon’s progress in California and New York, and successful results from these pilot units will help open those markets as well. Our 25-kWh flywheel design is a scaled version of our successful 6-kWh design developed for the telecommunications industry. Although the system in New York is just being commissioned, the system in California has been functioning since October 2005. The feedback from CAISO has been positive and we have issued a number of press releases over the past six months reflecting this feedback has been received.

The performance characteristics of the Smart Energy Matrix match the requirements of the frequency regulation market quite well, as our Matrix is designed to quickly release or absorb excess energy when generated power exceeds demand or demand exceeds supply. We will be able to provide a response time that is approximately 100 times faster than incumbent generators providing this service. The Smart Energy Matrix actually recycles excess energy when generated power exceeds load and delivers it when load increases. In normal operation, the effectiveness of maintaining grid frequency is measured by performance standards provided by the North American Energy Reliability Council (NERC). The faster response provided by the Smart Energy Matrix is expected to improve the grid’s performance, as measured by these standards.

We project that our cost structure will be significantly lower than most incumbent providers. Our 25-kWh flywheel is designed to operate with little or no mechanical maintenance for 20 or more years, without significant degradation in energy conversion efficiency due to deep cycling. In addition to low energy losses, our technology does not involve the consumption of fossil fuel, which provides insulation from rising worldwide prices of oil and natural gas. The environmental benefit of our technology is that it does not burn fuel and will reduce emissions by replacing incumbent equipment that does. This will enable our 20-MW power plants to be sited in locations close to fossil fuel plants, without creating additional air pollution concerns.

We anticipate that we may start construction of our first 20-MW frequency regulation power plant as soon as Q4 2007. The location of our first plant will be dependent on a number of factors, including but not limited to the availability and cost of land and related power plant construction, actual interconnection requirements, and comparative pricing available for frequency regulation in the various regional markets.

Based on how the markets for frequency regulation work, as a provider of flywheel-based frequency regulation services we expect to benefit from three major advantages:

1.	Our low cost structure will allow successful bidding, thereby maximizing our participation in the frequency regulation market and maximizing total revenues and profit;
2.

All participants will be paid a marginal price based largely on bids of traditional generators with higher cost structures that include fossil fuel, scheduled maintenance, and greater wear and tear on equipment not specifically designed to provide frequency regulation services;

3.	Our low operating costs in combination with revenues based on prevailing market prices are expected to yield attractive gross margins and positive cash flow.

To successfully compete in the frequency regulation market we will need to obtain significant additional funding to design and build 20-MW power plants, integrate and test the flywheel units in the Smart Energy Matrix, and expand our flywheel manufacturing capacity. Once additional funds are obtained, we believe we can begin selling frequency regulation services by late 2007.

Defense applications

We are in the design phase for a flywheel energy storage system for satellites capable of achieving maximum theoretical specific energy density. The program is jointly funded by the Air Force Research Lab (AFRL) and the Defense Advanced Research Projects Agency (DARPA). We believe that our high-energy flywheel technology is increasingly attractive as a platform for power regulation of micro distribution systems typical of space platforms, navy vessels, and other military hardware. We are actively pursuing defense- and military-related projects that, in addition to generating revenue to help cover operating costs, effectively provide non-dilutive R&D funding for key technology innovations and advancements that can be transferred to commercial markets.

Other Flywheel-based Market Opportunities

In addition to the frequency regulation market, other applications for which we believe our technologies may be well suited include:

•	Delivering reactive power (voltage support)
•	Balancing loads
•	Stabilizing distributed generation systems
•	Providing industrial- and utility-grade uninterruptible power supplies (UPS)

Each of these applications is required for reliable power delivery. We are evaluating these additional markets to determine whether they represent commercially attractive opportunities.

Competition

In the frequency regulation market, we believe our Smart Energy Matrix will offer superior performance and cost benefits over incumbent fossil fuel and hydro-powered generators. These incumbent generators can supply frequency regulation if they are willing and able, at short notice, to supply or absorb electricity of a specified amount during a specified period. Participating generators both sell electricity in their role as generators, and sell frequency regulation services using some of their reserve generating capacity. Providing regulation services is qualitatively different than generating electricity, both because the generator's output constantly varies in response to continually changing signals from the grid operator and because it is priced differently (typically 10% higher than the base electricity pricing) and sold through a different market.

Not all generators provide frequency regulation services. Some, such as nuclear power plants, are unable to vary their output in the manner needed to participate in this market. Others may be capable of providing such services, but choose not to do so. Many generators prefer to sell electricity and not provide frequency regulation services, because their net financial return from such services is less than for generating electricity, due to the higher operating and maintenance costs that arise from providing frequency regulation as compared to the steady generation of electricity. The constant up and down of supplying frequency regulation services is hard on their equipment. Fossil fuel generators suffer more wear and tear from this process than do hydro-powered generators.

Despite these disadvantages, many generators sell such services both to obtain revenues from whatever portion of their generating capacity is held in reserve, and to offset the amount that the generator otherwise has to pay to its regional grid operator for frequency regulation services that it has not itself provided to the grid. Most bidders in the frequency regulation auctions are fossil fuel generators. Fossil fuel generators are subject to increasing fuel prices and high operating and maintenance costs arising from ramping equipment up and down to supply frequency regulation services. They are also affected by opportunity costs that arise from using generating capacity to provide frequency regulation services rather than to produce the maximum amount of electricity for the grid. Although hydro-powered generators have lower operating and maintenance costs than fossil fuel producers, they are geographically limited. Compared to the fossil fuel generators, the Smart Energy Matrix will have much lower operating and maintenance costs and minimal fuel costs. Consequently, we believe that we will be a successful bidder to provide frequency regulation services to regional grid operators that utilize auction markets.

We also believe that, given the demands of the frequency regulation market, batteries, metal flywheels and other alternative energy technologies, such as fuel cells and ultracapacitors, will not be able to effectively compete with the Smart Energy Matrix. For example, batteries have a short economic life and are generally not environmentally attractive. Metal flywheels cannot store as much energy as can our composite flywheels, because they cannot spin as fast without incurring a significant weight, size and cost penalty.

Current suppliers of frequency regulation services include utilities and independent service providers that have far greater resources than we do.

Other Products and Markets

In addition to our flywheel-based Smart Energy Matrix, we market a proprietary solar photovoltaic (PV) inverter line called the Smart Power™ M5 inverter system family.

The Smart Power M5 inverter system for the photovoltaic energy market converts direct current generated by solar cells from sunlight into alternating current required by residential and commercial users for operating electrical devices and reducing the amount of purchased power when it is connected to a power grid. Currently the market for our Smart Power M5 is relatively small and sales to date have been correspondingly small. Given the large market opportunity accessible by our flywheel technology, we have shifted virtually all of our development and marketing activities away from the Smart Power M5 to our Smart Energy Matrix and planned 20-MW frequency regulation power plants. We do not believe that inverters will be a significant portion of our business going forward.

Discussion of Operations

We have incurred losses each year since our inception and do not expect to become profitable or obtain positive cash flow before 2009. Our business plan calls for the full-scale development of our 25-kWh flywheel design in 2006 and completion of a small number of 1 MW Smart Energy Matrix systems in 2007. We began development of the 25-kWh flywheel in the first quarter of 2006. This flywheel is the core component of the Smart Energy Matrix with the balance of the system comprising electronics and software. The scope of this development effort in 2006 will include nearly doubling our current engineering workforce, and increasing our rate of expenditure for development materials in order to complete the flywheel by the end of the year. We will need to obtain by 2007 additional funding to fully develop the Smart Energy Matrix, field a full-power prototype and prepare for volume manufacturing capacity. In the event that full-scale development of the Smart Energy Matrix is constrained, the time to achieve profitability or positive cash flow will be extended.

During 2005 we raised approximately $17 million by issuing approximately 13.3 million shares of common stock and issuing warrants to purchase 3.8 million shares at varying prices. We also extended a warrant by two years that was set to expire in May, 2005.

Our losses and uses of cash may fluctuate significantly from quarter to quarter as sales (if any), costs of development, inventories and receivables fluctuate. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all.

We continue to be accounted for as a development-stage company under Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Approvals and Certifications

We have obtained Underwriters Laboratory approval for our existing 2-kWh and 6-kWh Smart Energy flywheel products. We have also designed and certified our Smart Energy flywheel systems in accordance with Telcordia standards, which are the baseline for performance and safety standards established by the telecommunications industry. Our Smart Energy products are the only flywheel products that have passed a Zone 4 earthquake test while operating, making them suitable for use anywhere in the United States. Our Smart Energy flywheel systems have also been successfully tested for concurrence with the Institute of Electrical and Electronics Engineers (IEEE) 587 standard, which is the required standard for all Uninterruptible Power Supply systems.

We have obtained Underwriters Laboratory approval for our Smart Power M5 and M5 plus inverter systems. The California Energy Commission and New York’s Public Service Commission have also approved this product for on-grid applications.

Our Technology

Flywheel-based products

Our patented composite flywheels offer superior reliability and performance at competitive costs compared to other energy storage devices. Our composite flywheel is a rotating wheel on hybrid, magnetic bearings and operates in a near-frictionless vacuum-sealed environment. The flywheel is powered up to its operational speed using a small motor and electricity from an external power source. When the composite rim spins, it stores energy kinetically. The flywheel is able to spin for extended periods with great efficiency because friction and drag are virtually eliminated by employing hybrid magnetic bearings and a vacuum-sealed environment. Because it has very low friction, little power is required to maintain the flywheel’s operating speed. When electrical power is needed, the momentum of the spinning flywheel drives a generator and its bi-directional inverter converts the kinetic energy into electrical energy.

Steel flywheels have been used since the industrial revolution in applications such as piston engines to store energy during the power stroke for release during the compression stroke. These applications are limited by the revolutions per minute at which steel flywheels are able to operate and by the limited density of storage of energy by volume of steel. Our products employ new enabling materials such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. Our composite flywheels are fabricated from a proprietary mixture of high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight flywheels made from metals. For example, a 600-pound steel flywheel running at 8,000 revolutions per minute will store approximately 900 watt-hours of energy and can deliver up to 850 watt-hours of energy. In contrast, our 500-pound 6-kWh composite flywheel running at 22,500 RPM stores 7,200 watt-hours of energy and delivers 6,000 watt-hours of energy. On a per-pound basis, composite flywheel technology delivers nearly 10 times the energy of the best steel flywheels.

Our proprietary technology enables the design of maintenance-free flywheel products in that our products employ an internal rather than external vacuum system and its bearing systems have been designed and developed to need no scheduled replacement or maintenance. Competing flywheel products rely on bearings and external vacuum systems that require periodic maintenance and replacement. Our Smart Energy flywheel systems have dramatically longer discharge times than any other flywheel energy storage systems; this is possible because our technologies result in higher amounts of stored energy and minimal energy losses during operation.

Inverter Products

Our Smart Power inverter systems are designed for use in grid-connected solar applications. Solar cells contain semi-conducting material that converts sunlight into direct current electricity. Our Smart Power M5 inverter system converts direct current electricity into up to 5,000 watts of alternating current. When AC power is interrupted, the Smart Power inverter system immediately converts to an independent battery back-up mode, continuing to provide electricity to critical loads. These products are the most compact, efficient and easy-to-install products available for solar on-grid applications with back-up capability. We could develop international configurations for those applications if we believe they can be successfully marketed in sufficient volumes to be a viable commercial product. Although we are continuing to market the Smart Power inverter product line, it has not been, nor do we believe that inverters will be, a significant portion of our business going forward.

Research and Development

Our research and development efforts are essential to our ability to successfully design and deliver products, as well as to modify and improve existing products to reflect the evolution of markets and customer needs. We have worked closely with potential customers to define product features and performance requirements to address specific needs for both flywheel-based solutions and renewable energy applications. Research and development expenses, including engineering expenses, were approximately $1,408,000 in 2005, $3,532,000 in 2004 and $3,550,000 in 2003. We expect research and development expenses in 2006 to be higher than those in 2005 due primarily to the costs of developing the 25-kWh flywheel and, to a lesser extent, initial development work on the Smart Energy Matrix design. If we are able to validate market opportunities for our inverter products, we may choose to make research and development expenditures in order to pursue those markets. At December 31, 2005, we employed 15 engineers and technicians full time and had three independent contractors engaged in research and development. At December 31, 2004, we employed 16 engineers and technicians.

Manufacturing

Our facility was designed for the assembly and test of flywheel systems and we expect to begin to use the facility’s capacity in 2006 for development of the 25-kWh flywheel and in 2007 to develop and begin production of our Smart Energy Matrix design.

Our facility continues to be underutilized as a result of reductions in development work and a lack of customer orders for flywheel and inverter systems. We maintain a limited manufacturing staff, some of whom are skilled in Six-Sigma cost and quality control techniques. We expect to begin to staff for assembly and test of our flywheel systems in late 2006 and beyond. In addition to our assembly work we rely on outside suppliers to provide components for our systems. For our mechanical flywheel systems and the related electronics we are working to establish a minimum of two suppliers to reduce any adverse impacts of a loss or interruption of supply from suppliers of these key components.

In 2005 we also assembled and tested a small quantity of Smart Power M5 inverters at our facility. We produce design drawings and process specifications to ensure the quality of components manufactured by our suppliers. The Smart Power M5 inverter system is a combination of off-the-shelf components and components produced to specifications we developed. We believe we have adequate vendor sources for all the components for the Smart Power M5 inverter systems. Although we are continuing to support our inverter products, we do not believe that inverters will be a significant portion of our business going forward and we are uncertain as to when or at what price we will be able to sell our inventories.

Sales and Marketing

Sales and marketing activities for our flywheel-based frequency regulation product have been focused on regional transmission operators and the energy research organizations in California, New York and the U.S. Department of Energy. The initial concept for the Smart Energy Matrix was developed in collaboration with the Pennsylvania–Jersey–Maryland (PJM) Interconnect, the nation’s first federally regulated regional transmission operator. PJM has worked closely with us to define the characteristics of our Smart Energy Matrix. PJM has informed us that it believes our Smart Energy Matrix flywheel system could be added to PJM’s power grid and be qualified to bid into the frequency regulation market. More recently we have worked with the CAISO to evaluate the potential of the Smart Energy Matrix. Support from CAISO, as well as the U.S. Department of Energy, was an important factor in the contract award for a demonstration system from the California State Energy Resources Conservation and Development Commission (CEC). In addition, we are presenting the capabilities of our Smart Energy Matrix to other regional transmission operators and power utilities to further establish interest.

Marketing efforts for our Smart Energy flywheel products have been limited to providing support for field trial systems, identifying key prospects, and working with those companies to demonstrate our product advantages, which include, life cycle cost benefits and high reliability. We have also installed working demonstration units of our Smart Energy products at various major telecommunications and cable companies. Although sales of these products have been limited, we plan to continue to perform market analysis to identify opportunities for installations that require the unique characteristics of these products and to emphasize their value proposition and greater technical benefits. We believe that our products will be attractive to customers with power sources that are very expensive to replace or maintain due to their location or other factors, or power sources located where there are high or low prevailing temperatures or dramatic changes in temperature. From an environmental perspective, we believe our flywheel products, which contain no hazardous chemicals, are more attractive to customers when compared to lead-acid batteries. During 2004, we also placed a 6-kWh Smart Energy flywheel in a Navy research facility for evaluation as a potential technology to be used in the Navy’s next-generation electric ship program. Testing of this product is ongoing.

Backlog

At December 31, 2005, we did not have any firm commercial sales commitments for our products or services. We have been awarded several research and development contracts from which we expect to derive revenues in 2006 and 2007 of approximately $1,411,000. In addition we expect to receive additional government contracts to demonstrate the capabilities of our technologies.

Customer Service

We expect to provide maintenance and support for our products by utilizing our own customer service personnel as well as support as needed from our engineering organization. In the future we may elect to contract all or part of the customer service activities to outside sources if we deem it effective from both a customer satisfaction and a Company cost perspective. Our Smart Power M5 inverter system is sold with a five-year warranty.

Intellectual Property

Our success depends upon our ability to develop and maintain the proprietary aspects of our technologies and to operate without infringing on the proprietary rights of others. To some extent, our success also depends upon the same abilities on the part of our suppliers.

We rely on a combination of patent, trademark, trade secret and copyright law and contract restrictions to protect the proprietary aspects of our technology. We seek to limit disclosure of its intellectual property by requiring employees, consultants, and any third parties with access to our proprietary information to execute confidentiality agreements and by restricting access to that information. Our patent and trade secret rights are of material importance to our current and future prospects. We are actively pursuing both national and foreign patent protection.

The intellectual property rights of our flywheel-based products are based upon a combination of SatCon Technology Corporation's flywheel technologies and patents that we are licensed to use, in perpetuity, and patents that we hold or which are pending. We were issued a perpetual, exclusive, royalty-free, worldwide right and license by SatCon to use its flywheel technologies and patents for stationary terrestrial flywheel applications. Those rights include 11 issued U.S. patents and 11 U.S. and foreign patent applications that expire on various dates between 2012 and 2021. This license covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of Beacon’s initial public offering. We are not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. We expect to develop additional intellectual properties and trade secrets as we continue developing additional Smart Energy and Smart Power flywheel systems. We own all technology improvements we have developed that are based on the technology licensed from SatCon. We hold patents on our flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings. We also have 16 pending U.S. and foreign patent applications, and one other application being prepared for filing.

The intellectual property rights for our Smart Power M5 inverter systems are wholly owned by us and include anti-islanding software, which ensures safe grid utility interconnection and reliable transition to stand-by power when the grid fails, as well as drawings, source code, production know-how and all associated documentation. We have made substantial improvements to these assets including the user interface, thermal performance, general reliability and ease of manufacture.

Government Regulation

We expect to be a substantial beneficiary of government deregulation of North American and other electricity markets. In the U.S., in particular, the open-bid market for frequency regulation services reflects a set of market rules by which we can access revenue-producing markets without the need to find and sell to traditional end-use customers. This condition implies the potential for fast growth using our disruptive high-energy carbon composite flywheel technology and a design, build, own and operate business model.

Employees

At December 31, 2005, our headcount was 23 full-time employees, three part-time employees and four independent contractors, of which approximately 19 were engineers and technicians involved in research and development and two were in sales, marketing and customer service. The remaining nine people were involved in administrative tasks. None of our employees is represented by a union and we consider our relations with employees to be satisfactory.

Item 1A. Risk Factors Relating to Our Business

For our business strategy to be effectively implemented, demonstrations of the performance of our Smart Energy Matrix at NYSERDA and CEC need to be successful.

Our business plan focuses on completing the development of our energy storage solution, the Smart Energy Matrix. As part of this strategy, we have entered into cost share contracts with the New York State Energy Research and Development Authority (NYSERDA) and the California State Energy Resources Conservation and Development Commission (CEC) to demonstrate the performance capabilities of the Smart Energy Matrix in providing frequency regulation services to the grid. These demonstration units provide a one-tenth-power prototype of our Smart energy Matrix. If we are not successful in demonstrating the anticipated benefits, completing development of the Smart Energy Matrix may be significantly delayed and our business strategy may be considerably harmed.

We face significant technical challenges in completing the development of the Smart Energy Matrix. We may fail to develop our 25kWh generation flywheel system, which is a critical requirement for the development of the Smart Energy Matrix and, even if we are able to develop the 25kWh system, we may fail to develop the Smart Energy Matrix.

Although we have successfully developed two high energy systems (the 2kWh and 6kWh) that had similar technical challenges there can be no assurance that we will be able to successfully develop the 25kWh system. The successful development of our new 25kWh flywheel system, which will be used in the Smart Energy Matrix, involves significant technological and cost challenges, including, among other possible challenges:

•	it may take longer to develop cost effective designs for key components of the Smart Energy Matrix such as the rim, motor, power electronics and bearing system, and the master controller software;
•

development and production delays and/or cost increases may occur if we are unable to establish multiple source suppliers for key components to meet our engineering requirements, cost objectives and development and production schedules and we do not have contracts with all of these suppliers;

•	we may not be able to develop cost effective designs on schedule that will meet system performance requirements such as:
	o	a rotor-cooling scheme to avoid overheating during operation;
	o	cost effective bearings to ensure acceptable vibration levels at all speeds; and
	o	a touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake;
•	we may not be able to ramp up and maintain production rates; and
•	we may not be able to control the quality and cost of goods we buy from key suppliers.

There can be no assurance that we will be successful in meeting these challenges. In addition, even if we are able to develop the new 25kWh flywheel system, we plan to integrate multiple 25kWh flywheels into a common building or container to produce the Smart Energy Matrix. This effort will pose significant technological and cost challenges including, among others:

•	meeting the technical requirements for interconnection to the utility grid; and
•	developing a communication and control system adequate to meet the performance standards of the grid managers.

Competitors in the frequency regulation market include established utilities and independent service providers with far greater resources than us.

The frequency regulation services market is being served by well-known utilities and independent service providers that use conventional generators. These utilities and independent service providers are primarily focused on the sale of energy and generally provide frequency regulation as an ancillary service. Although these generators typically prefer to sell energy rather than provide frequency regulation services because, among other things, the sale of energy can provide higher revenues, we will be competing with these established generators that have far greater resources than we do.

Although the market for frequency regulation services is large and growing, we have not demonstrated an ability to sell into that market.

We intend to provide frequency regulation services using our Smart Energy Matrix in the spot or auction markets of regional grid operators, such as PJM Interconnection. In order to bid in these markets, one must be qualified to do so. We expect to receive the necessary approvals, but there is no assurance we will be successful.

Even if we successfully qualify to participate in the auction markets, if the structure of these markets changes due to regulatory modifications, for example, our business plan could be adversely affected. The central financial attraction for us in the auction market is that we are able to bid electronically into each auction. These auctions yield the same sales price for all successful bidders. If the auction market changes, we may be required to change our business plan and there can be no assurance that we will be successful in doing so.

Increases or decreases in purchase prices or availability of carbon fiber or other materials and commodities may affect our ability to achieve profitability.

We use carbon fiber in the manufacture of our flywheel systems. Other applications that require carbon fiber have substantially increased in the last few years. In response to this increased demand, suppliers are adding capacity but shortages and/or price fluctuations may affect our ability to manufacture our flywheel systems in a timely way and at a reasonable cost.

Fluctuations in energy prices may have a material impact on the pricing of frequency regulation services and therefore the profitability of our flywheel systems

The market pricing for frequency regulation services tends to follow the pricing for energy. In the event of any substantial future erosion in the price of energy, frequency regulation prices could be adversely affected.

New sources of energy including the commissioning of nuclear power plants and other technologies could adversely affect the demand for frequency regulation services

Potential expansion in the use of nuclear power or other new energy supply technologies could change the supply and demand for energy and may impact frequency regulation pricing.

Failure to protect our intellectual property could impair our competitive position.

Although we are unaware of any challenges to our intellectual property, we cannot provide assurance that we have or will be able to maintain a significant proprietary position on the basic technologies used in our flywheel systems. Our ability to compete effectively against alternative technologies will be affected by our ability to protect proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending or future patent applications under which we have rights will issue, or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes from competitors. Even if all of our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits, and such suits would divert funds and resources that could be used in our business. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights.

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

We rely, in part, on contractual provisions to protect trade secrets and proprietary knowledge. These agreements may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors or others. Our inability to maintain the proprietary nature of our technology and processes could allow competitors or others to limit or eliminate any competitive advantages we may have.

Government regulation may impair our ability to market our products.

Government regulation of our products, whether at the federal, state or local level, including any change in regulations or tariffs, product buy downs or tax rebates relating to purchase and installation of our products, may increase the cost and price of our systems, and may have a negative impact on our revenue and profitability. We cannot provide assurance that our products will not be subject to existing or future federal and state regulations governing traditional electric utilities and other regulated entities. We expect that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety and related matters. We do not know the extent to which any existing or new regulations may impact our ability to distribute, install and service our products. Once our products reach the commercialization stage, federal, state or local government entities may seek to impose regulations.

Our ability to complete development of our Smart Energy Matrix will require substantial funds. Our stockholders may be adversely affected if we issue debt securities or additional equity securities to obtain financing.

We will require substantial funds to conduct research and development activities, market our products and services, and increase our revenues. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt to fund future operations. We estimate that we will need to raise an additional $20 to $30 million to complete development of the Smart Energy Matrix. We expect the development to be complete in 2007.

Our actual capital requirements will depend on many factors. The additional funding we require may not be available on favorable terms, if at all. Such additional funding may only be available on terms that may, for example, cause substantial dilution to common stockholders, and/or have liquidation preferences and/or pre-emptive rights. If we raise additional funds by issuing debt securities or additional equity securities, existing stockholders may be adversely affected because new investors may have rights superior to current stockholders and current stockholders may be diluted.

If we do not succeed in raising additional funds we will be unable to complete planned development for our products and services. In addition, we could be forced to take unattractive steps, such as discontinuing product development, limiting the services offered, reducing or foregoing sales and marketing efforts and attractive business opportunities, or discontinuing operations entirely.

We expect that it will be several years before we will recognize significant revenues from the products we intend to offer and the services we intend to provide. A large portion of our expenses are fixed, including expenses related to facilities, equipment and key personnel. In addition, we expect to spend significant amounts to fund product development based on our core technologies. We also expect to incur substantial expenses to manufacture our Smart Energy Matrix product in the future. As a result, operating expenses may increase significantly over the next several years and, consequently, we will need to generate substantial commercial revenue to achieve profitability. Even we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

The exercise of options and warrants and other issuances of shares will likely have a dilutive effect on our stock price.

As of December 31, 2005, there were outstanding options to purchase an aggregate of 5,581,803 shares of our common stock at prices ranging from $0.255 per share to $9.31 per share, of which options to purchase 5,306,799 shares were exercisable as of such date. As of December 31, 2005, there were outstanding warrants to purchase 5,093,860 shares of our common stock. Of this total, warrants to purchase 800,000 shares of our common stock are currently exercisable at $1.001 per share, subject to adjustment under the anti-dilution provisions of the warrants. On November 8, 2005, in connection with a private placement of our common stock, we issued to institutional investors warrants to purchase 2,960,527 shares of our common stock at an exercise price of $2.21 per share, which are exercisable as of March 8, 2006. In connection with an April 2005 private placement of our common stock, we granted to the investor warrants to purchase 800,000 shares of our common stock at an exercise price of $1.008 per share, and extended a warrant for two years for 1,333,333 shares at $2.25 per share. As of December 31, 2005, these warrants have not yet been issued.

The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

We have a history of losses and anticipate future losses and we will have limited revenues in the near term. Unless we raise additional capital to operate our business, we may not be able to continue as a going concern as our cash balances are sufficient to fund operations only through approximately the first quarter of 2007.

We have incurred significant losses from operations since our inception. As shown in our consolidated financial statements, we incurred significant losses from operations of approximately $9,448,000, $9,049,000 and $9,138,000 and operating cash decreases of $8,832,346, $8,164,675 and $7,700,612, during the years ended December 31, 2005, 2004 and 2003, respectively. We are unsure if or when we will become profitable.

We had $13,890,162 of cash and cash equivalents on hand at December 31, 2005. Based on our current cash usage rates and additional expenditures expected in support of our business plan, we estimate that we have adequate cash to fund operations only into the first quarter of 2007.

We are focused on further development of the Smart Energy Matrix to provide frequency regulation services, but this product will not generate revenues in the near-term. We expect future revenues to come from a combination of the sale of services related to the Smart Energy Matrix and sales of Smart Energy Matrix units. Other than revenue related to our research and development contracts in the amount of $1.4 million, we have had no revenues to date from our Smart Energy Matrix. The timing of future revenues is uncertain.

Miller Wachman, LLP, our independent auditors, have included an explanatory paragraph related to a going concern uncertainty in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2005, which identifies our recurring losses and negative cash flows and raises substantial doubt about out ability to continue as a going concern.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern uncertainty. If we cannot continue as a going concern, we may have to liquidate our assets and may receive significantly less than the values at which they are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts that holders of our common stock could receive in liquidation.

Our financial performance could be adversely affected if we are unable to retain key executive officers and retain or attract key technical personnel.

Because our future success depends to a large degree on the management provided by the executive officers, our competitiveness will depend significantly on whether we can retain members of our executive team. We have an employment agreement with Mr. Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary. Our employment agreement with Mr. Capp, CEO and President, expired on December 31, 2004 and our employment agreement with Mr. Lazarewicz, Vice President and Chief

Technical Officer, expired on December 31, 2005. Negotiations with Mr. Capp and Mr. Lazarewicz are ongoing but both are now employees at will and there can be no assurance that either or both executives will not elect to leave the Company or that an agreement will be reached.

Our future success also depends to a large degree on the technical skills of our engineering staff and our ability to attract key technical personnel. Competition for skilled technical professionals is intense and we may not be successful in attracting and retaining the talent necessary to design, develop and manufacture our flywheel products.

We have anti-takeover defenses and a staggered board of directors that could delay or prevent an acquisition and changes in control in our board of directors and management, and could adversely affect the price of our common stock.

Provisions of our certificate of incorporation, by-laws, Rights Agreement and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing changes in control of management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest.

Our certificate of incorporation permits our board of directors to issue preferred stock without stockholder approval upon such terms as the board of directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. Although we have no present intention of issuing any additional preferred stock, an issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

Our certificate of incorporation also provides for a staggered board of directors divided into three classes. Such a staggered board of directors will make it more difficult for our stockholders to change the composition of the board of directors in any one year, which could have the effect of preventing or delaying a change of control transaction that is not approved by our board of directors.

In addition, our certificate of incorporation and our amended and restated by-laws provide that:

•	our directors may only be removed for cause by a majority of the outstanding capital stock entitled to vote in the election of directors;
•	our stockholders do not have the power to call special meetings of stockholders; and
•

the provisions relating to the classified board, removal of directors and calling of special stockholders meetings may only be amended by a 66 2/3% vote of the outstanding shares of common stock, voting together as a single class.

These provisions make it more difficult for our stockholders to change the composition of the board of directors and approve transactions they may deem to be in their best interests that are not approved by the board of directors.

Pursuant to a Rights Agreement, we issued rights as a dividend on common stock on October 7, 2002, each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder, Perseus Capital, L.L.C. and its affiliates, that at that time owned more than 15%) of Beacon’s outstanding common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void).

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007. Our facility was designed for the assembly and test of flywheel systems and this capability continues to be available in the event that our designs gain market acceptance and we begin production. Currently, the facility is substantially underutilized.

Item 3. Legal Proceedings

We are not involved in any legal proceedings that are considered material; however, we may from time to time be involved in legal proceedings in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2005 annual meeting of shareholders on November 17, 2005. At the meeting, our stockholders voted on the following four proposals, all of which were approved. The shareholder votes were cast as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	Votes for	Votes withheld
F. William Capp	39,627,049	659,613
John C. Fox	38,930,531	1,353,161
Lisa W. Zappala	39,453,157	830,535

Proposal 2: To approve and ratify the Beacon’s Third Amended and Restated 1998 Stock Incentive Plan to increase the number of shares of common stock issuable from 9,000,000 to 23,000,000 and ensure that the plan will be compliant with Section 409A of the Internal Revenue Code as it pertains to deferred compensation arrangements:

Votes for	Votes against	Votes abstain	Votes withheld
11,693,929	3,229,338	239,190	25,121,235

Proposal 3: To approve an amendment to and ratification of the Beacon’s Employee Stock Purchase Plan to increase the number of shares of common stock issuable from 1,000,000 to 2,000,000:

Votes for	Votes against	Votes abstain	Votes withheld
13,540,059	1,411,334	211,064	25,121,235

Proposal 4: To ratify the appointment of Miller Wachman, LLP as independent accountants for Beacon for the year ending December 31, 2005:

Votes for	Votes against	Votes abstain	Votes withheld
31,916,786	60,488	43,984	0

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Capital Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the period indicated.

	High	Low
Twelve months ended December 31, 2005
Fourth quarter	$3.02	$1.70
Third quarter	$5.35	$1.01
Second quarter	$1.22	$0.74
First quarter	$1.43	$0.60

Twelve months ended December 31, 2004
Fourth quarter	$1.44	$0.36
Third quarter	$0.62	$0.25
Second quarter	$0.90	$0.27
First quarter	$1.72	$0.71

On March 20, 2006 the last reported sale price of our common stock on the NASDAQ Capital Market was $1.70 per share, and there were 334 holders of record of common stock. The number of record holders does not include holders of shares in “street name” through brokers.

We have never declared or paid cash dividends on shares of our common stock. We expect to retain any future earnings, if any, to finance the expansion of our business, and therefore do not expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Equity Compensation Plan Information. The following table gives information about equity awards under our stock option plan and employee stock purchase plan, as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,481,803	$ 1.18	14,888,260
Equity compensation plans not approved by security holders	100,000	$ 1.24	--
Total	5,581,803	$ 1.18	14,888,260

For additional information concerning our equity compensation plans, see discussion in footnotes 8, 9 and 10 to our consolidated financial statements, Stock Options, Employee Stock Purchase Plan and Restricted Stock Units.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows our stock repurchase activity during 2005:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 30, 2005	--	$ --	--	--
February 1, 2005 - February 28, 2005	--	$ --	--	--
March 1, 2005 - March 31, 2005	--	$ --	--	--
April 1, 2005 - April 30, 2005	--	$ --	--	--
May 1, 2005 - May 31, 2005	99,146	$ 0.89	--	--
June 1, 2005 - June 30, 2005	--	$ --	--	--
July 1, 2005 - July 31, 2005	--	$ --	--	--
August 1, 2005 - August 31, 2005	125,593	$ 3.01	--	--
September 1, 2005 - September 30, 2005	--	$ --	--	--
October 1, 2005 - October 31, 2005	--	$ --	--	--
November 1, 2005 - November 30, 2005	64,953	$ 2.10	--	--
December 1, 2005 - December 31, 2005	--	$ --	--	--
Total 2005	289,692	$ 2.12	--	--
Treasury shares prior to 2005	132,000	$ 0.76	--	--
Total treasury stock @ 12/31/2005	421,692	$ 1.69	--	--

During 2005, we repurchased 212,940 shares of our common stock from certain officers and employees at an average price of $2.14 per share, to enable them to pay income tax liabilities resulting from stock distributed under our Restricted Stock Unit incentive plan. The repurchase price is established based on the closing price on the day the shares become available to all employees to trade. We also purchased 76,752 shares of our common stock at $2.05 from a member of our board of directors who surrendered vested stock options to pay down his outstanding loan balance owed to the Company. The repurchase price was established by the mid-point between the high and low trading price on the day the shares were acquired. These shares were added to treasury stock at cost. We have no formal stock repurchase plans.

Item 6. Selected Consolidated Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

The following tables present selected historical financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, and for the period from May 8, 1997, the date of Beacon’s inception, through December 31, 2005.

						Period from Date
						of Inception
	Year ended December 31,					(May 8, 1997) to
	2005	2004	2003	2002	2001	December 31, 2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$ 1,487	$ 325	$ -	$ -	$ -	$ 2,363
Cost of goods sold	1,575	1,458	-	-	-	3,033
Gross margin	(88)	(1,133)	-	-	-	(670)
Operating expenses:
Selling, general and administrative	6,334	4,196	4,936	5,637	8,940	38,589
Research and development	1,408	3,532	3,550	7,130	17,628	55,284
Loss on contract commitments	1,535	-	-	-	-	1,911
Depreciation and amortization	83	187	285	1,644	1,324	4,221
Restructuring charges	-	-	-	2,159	-	2,159
Loss on impairment of assets	-	-	367	4,297	-	4,664
Total operating expenses	9,360	7,915	9,138	20,867	27,892	106,828
Loss from operations	(9,448)	(9,048)	(9,138)	(20,867)	(27,892)	(107,498)
Interest and other income (expense), net	136	3,719	520	28	1,746	6,260
Net loss	(9,312)	(5,329)	(8,618)	(20,839)	(26,146)	(101,238)
Preferred stock dividends	-	-	-	-	-	(36,826)
Accretion of redeemable convertible preferred stock	-	-	-	-	-	(113)
Loss to common shareholders	(9,312)	(5,329)	(8,618)	(20,839)	(26,146)	(138,177)
Net loss per share, basic and diluted	($0.20)	($0.12)	($0.20)	($0.49)	($0.61)
Shares used in computing net loss per share, basic and diluted	47,666	43,453	42,886	42,797	42,551

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,890	$5,097	$8,909	$17,867	$34,201
Working capital	13,223	4,213	8,838	16,865	32,383
Total assets	16,126	7,086	12,067	20,906	42,131
Total stockholders' equity (deficiency)	$13,655	$5,110	$9,692	$18,075	$38,981

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Item 1A and contained elsewhere in this Form 10-K.

Critical accounting policies and estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates our estimates and assumptions including but not limited to those related to revenue recognition, asset impairments, inventory valuation, warranty reserves and other assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. Although we have shipped products and recorded contract revenues, our operations have not yet reached a level that would qualify us to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”

We recognize revenues in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until they are subsequently sold by distributors to their customers.

Loss on Contract Commitments. Each quarter, we perform an evaluation of expected costs to complete our in-progress contracts that we account for using the percentage-of-completion method. In the event that the total expected costs to complete a contract exceed the expected total contract revenue, we immediately record a loss on the contract to the extent that the expected loss exceeds the expected revenue from the contract.

Government Contract Revenue Recognized on the Percentage-of-Completion Method. We recognize contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in “Prepaid expenses and other current assets” in our balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

All of our research and development contracts are subject to cost review by the respective agencies. Our reported results from these contracts could change adversely as a result of these reviews.

Inventory Valuation. We value our inventory at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve month period and future sales forecasts. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and thus our reported operating results.

Patent Costs. We will capitalize external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents.

Warranty Reserves. Our warranties require us to repair or replace defective products returned to us during the applicable warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets we held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. Our analyses indicate that there was an impairment of long-lived assets and recognized an asset impairment charge of $0 in 2005, $0 in 2004, $366,788 in 2003 and restructuring and asset impairment charges of $2,159,280 and $4,297,128, respectively, in 2002.

Overview

Our initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunications applications. With the collapse of the telecommunications market, which began in 2001, we recognized that our Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not a means to produce meaningful revenues. With that recognition, we initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving our intellectual properties and maintaining the integrity of our public company requirements while evaluating all potential product markets for our technologies and considering acquisitions or mergers that could lead to increased shareholder value. We have:

(i)

identified promising applications for our Smart Energy Matrix design in the electric utility power grid marketplace. In the first quarter of 2005, we were awarded development contracts by CEC and NYSERDA to demonstrate the viability of our flywheel technologies for frequency regulation by grid operators. The demonstrations are one-tenth-power prototype of the Smart Energy Matrix;

(ii)

pursued additional development and design contracts for a variety of applications by federal agencies. We have been successful in obtaining contracts and are continuing our efforts to obtain additional research and development funding; and

(iii)

introduced the Smart Power M5 inverter system into the renewable energy market in December 2003. We have not been able to gain market share with this product and have slowed development of further inverter products but are continuing to offer the product for sale through a distribution network. Although we are continuing to support the product, we do not believe that inverters will be a significant portion of our business going forward.

We must raise additional equity to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan we estimate that we have sufficient cash to fund operations through approximately the first quarter of 2007. We need to obtain additional investments during 2006 or 2007 to fund:

•	ongoing research and development of the 25kWh flywheel and the Smart Energy Matrix;
•	ramp up of manufacturing capacity;
•	continuing as a going concern;
•	completion of the state demonstration contracts in California and New York;
•	working capital requirements; and
•	developing new business.

We have begun development of the 25kWh flywheel system, which is the core component of the Smart Energy Matrix. In order to complete development of the Smart Energy Matrix and field a full-scale one megawatt prototype we will need to raise $20 to $30 million of additional working capital.

As part of our new business development, we will evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through December 31, 2005, we have incurred losses of approximately $138.2 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing capacity.

We recognized an asset impairment charge in 2003 and restructuring and asset impairment charges in 2002. As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate all of our property and equipment in light of facts and circumstances and the outlook for future cash flows. As a result of our ongoing evaluations, in 2003 we recorded a non-cash charge of approximately $0.4 million representing the impairment of capitalized costs of internally developed intellectual property including various patents and patents pending relating to our flywheel technology. In 2002 we took a non-cash charge of $6.5 million of which $4.3 million represented impaired capital equipment and leasehold improvements, $1.9 million related to a reserve against future lease payments and related facility costs and $0.3 million relating to severance costs. These charges related to a substantial portion of our long-term assets being idled, including machinery and equipment, tooling, office furniture and fixtures and leasehold improvements. The portion of the reserve that relates to future lease payments is classified as “Restructuring reserve” in the current liabilities section of the balance sheet.

Revenues. We were awarded fixed price research and development contracts from government agencies and are pursuing similar contracts from other government agencies. We have determined that we will recognize revenues using the percentage of completion method for such contracts. We are continuing to evaluate markets for our flywheel systems but we have not recognized revenues from these products. We have placed development prototype flywheels with potential customers and shipped pre-production units. These flywheel products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies. We sell our Smart Power M5 inverter system in the solar renewable energy market through domestic distributors who in turn sell our products to installers who then make sales to residential homeowners or commercial customers. We will recognize revenues on our inverter products when they are sold by our distributors to their customers. Although we are continuing to support our inverter product, we do not believe that inverters will be a significant portion of our business going forward and we are uncertain as to when or at what price we will be able to sell the reminder of our inventories.

Cost of Goods Sold. Cost of goods sold on fixed price research and development contracts are predominantly being recorded on the percentage of completion method and consist of direct labor and material, subcontracting and associated overhead costs.

In 2004, we established a reserve for all of our inverter product inventory as a result of lower than anticipated customer demand and uncertainty of our ability to sell those inventories. In 2005 we continued to have modest sales of our inverter products. The costs related to these sales are not fully reflected in COGS as a result of the inventory being reserved in a prior year. Therefore our cost of goods sold does not accurately reflect the costs associated with these revenues.

Selling, General and Administrative Expenses. Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. In 2004 we expanded our sales and marketing effort into the renewable energy market for the Smart Power M5 inverter product. We continue to rely on engineering personnel to provide technical specifications and product overviews to our potential customer base. We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. In 2005 we incurred significant non-recurring professional expenses relating to the failed attempt to acquire NxtPhase T&D Corporation and our fundraising efforts. We expect our selling, general and administrative expenses to increase in 2006 over 2005 due primarily to the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, marketing and sales expenses associated with flywheel products and compensation costs associated with equity based compensation.

Research and Development. Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, and support staff, as well as materials and supplies used in the engineering design and development process. These costs are expected to increase in 2006 as compared to 2005 as we accelerate the development of the 25kWh flywheel for frequency regulation applications and begin to record compensation costs associated with equity based compensation.

Loss on Contract Commitments. We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred. We recorded $1.5 million charge during 2005 for anticipated losses on our research and development contracts. We did not accrue such losses during 2004. We are most likely to recognize probable losses on contract commitments early in a product’s introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. On government contracts, we will, on a quarterly basis, evaluate our estimated costs to complete and establish reserves when appropriate.

Restructuring and asset impairment charges. We did not recognize any asset impairment charges in 2005 or 2004.

Depreciation and Amortization. Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. We have intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our Smart Power M5 inverter system, and expect to obtain other patents during 2006 and beyond. These costs were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004. These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date.

Interest and Other Income/Expense, net. Our non-operating income and expenses are primarily attributable to realized gains on the sale of our available-for-sale securities and a warrant, a write-back resulting from loan payments on a reserved loan to a former officer of the Company, a cash settlement relating to our failed attempt to acquire NxtPhase T&D Corporation, interest income resulting from cash on hand, accrued dividends receivable and the 7% conversion premium from the conversion of our holdings of Series A Preferred Stock of Evergreen Solar, Inc., partially offset by interest expense associated with its capital leases.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and we are currently assessing whether an alternative model will be more appropriate. The use of a different model to value options may result in a different fair value than the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, companies will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We expect to use the prospective transition method. The effective date of the new standard is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Upon adoption, this statement will have a significant impact on our consolidated financial statements, we will be required to expense the fair value of our stock option grants and stock purchases under the employee stock purchase plan rather than disclose the impact on our consolidated net income within the footnotes as is the current practice (see Note 8 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R due to possible changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

In conjunction with the adoption of Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, Beacon has also adopted other additional guidance related to the adoption of FAS 123R, namely the SEC Staff Accounting Bulletin 107 (“SAB 107”).

SAB 107 includes disclosure requirements on topics related to FAS 123R such as, how to determine the expected volatility used in estimating the fair value of an award, the method used for calculating the expected term of stock options, and disclosures to consider in MD&A to highlight the effects of differences between the accounting for share based payment arrangements before and after the adoption of FAS 123R and changes to share based payment arrangements. (See Note 8 of the notes of the consolidated financial statements contained herein).

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption of SFAS No. 151 is required in 2006 and we do not expect the adoption to have a significant impact on our results of operations or financial condition.

Results of operations.

Comparison of Year ended December 31, 2005 and 2004

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$ 1,487	$ 325	$ 1,162	358%
Cost of goods sold	1,575	1,458	117	8%
Gross margin	(88)	(1,133)	1,045	92%
Selling, general and administrative	6,334	4,196	2,138	51%
Research and development	1,408	3,532	(2,124)	60%
Loss on contract commitments	1,535	-	1,535	n/a
Depreciation and amortization	83	187	(104)	56%
Interest and other income (expense), net	136	3,719	(3,583)	96%
Net loss	9,312	5,330	3,982	75%

Revenue. In 2005 we recorded revenue from flywheel related government contracts of approximately $1,351,000 and recorded $136,000 from the sale of Smart Power M5 inverter systems and related products. In 2004 we recorded revenue from the sale of our Smart Power M5 inverter systems and related products in the amount of approximately $204,000. Revenue from flywheel related government contracts was approximately $121,000. Also in 2004, we provided $42,000 of engineering consulting services to third parties; these services were recorded as a reduction to research and development expense.

Cost of Goods Sold. Cost of goods sold in 2005 includes costs incurred in performance of government contracts calculated on the percentage of completion method in the amount of approximately $1,336,000 and the cost of materials, labor, overheads and warranty accruals for inverter products sold in the amount of approximately $61,000. Also included in cost of good sold is a charge for abnormal idle plant costs in the amount of $178,000. In 2004, we established a reserve for our Smart Power M5 inventory of $1,025,000 as a result of lower than anticipated sales volumes of the Smart Power M5 and uncertainty as to when or at what price we will be able to sell our inventories. In addition to this charge to Cost of Goods Sold, we recorded an additional reserve for future warranty expenditures relating to the Smart Power M5 inverter of approximately $28,000.

Selling, General and Administrative Expenses.

December 31, 2004	$ 4,196
Reductions:
Directors & officers insurance premium	(83)
Travel	(20)

Increases:
Merit increases, headcount increase	61
Public company expenses	451

Merger costs	837
Legal & audit	796
Sales consultants	75
Other	21
December 31, 2005	$ 6,334

The increase from 2004 to 2005 of approximately $2.1 million was primarily the result of additional professional costs incurred in the potential acquisition of NxtPhase of approximately $837,000, additional audit and legal costs relating to the business combination proxy as well as drafting merger documents and costs of drafting and reviewing fundraising documents of approximately $796,000. This acquisition did not occur, and these costs were taken as period costs in 2005. Further cost increases included additional public company expenses such as Nasdaq fees, Board of Directors fees, and costs of a possible special meeting regarding the NxtPhase acquisition of approximately $451,000, headcount increases of approximately $61,000, additional business development consulting of approximately $75,000 and other general expenses of approximately $21,000, partially offset by lower D&O insurance premiums of approximately $83,000 and less travel of approximately $20,000. We expect our selling, general and administrative expenses to be somewhat lower in 2006 than 2005 due primarily to the non-recurring acquisition costs that will not be expended in 2006, partially offset by the additional costs expected in the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing and sales expenses associated with flywheel products.

Research and Development Expenses.

Research and development expenses:
December 31, 2004	$ 3,532
Reductions:
Engineering and manufacturing overheads applied	(1,719)
Expense materials	(302)
Amortization of IP	(109)
Facility costs	(120)
Other miscellaneous R&D costs	(86)

Increases:
Salaries, benefits/merit and new hires	212
December 31, 2005	$ 1,408

The decrease from 2004 to 2005 of approximately $2.1 million is primarily due to engineering effort being applied to government research and development contracts in the amount of $1.7 million, a reduction in development materials of approximately $302,000, lower facility costs due implementing FAS 151 accounting for idle plant capacity of approximately $120,000, and other miscellaneous development expenses were generally lower due to the focus of engineering on our research and development contracts. These decreases were partially offset by an increase in salaries due to yearly merit increases and salaries for strategic new hires of approximately $212,000. We expect cost of research and development in 2006 to be significantly higher than 2005 due to increased headcount and development material for the 25kWh flywheel and development activities on the Smart Energy Matrix.

Loss on contract commitments. We recorded contract commitment losses on our research and development contracts in 2005 of $1.5 million. These costs relate to a combination of planned cost-share expenditures, and unplanned overruns in the amount of labor required to complete the contracts.

Depreciation and Amortization. The decrease from 2004 to 2005 of approximately $104,000 is primarily attributable to continuing reductions in the depreciable base of our assets caused by budgetary restrictions on capital expenditures during 2004 and 2005. Depreciation in 2006 will be higher than 2005 due to capital expenditures relating to production capability for the Smart Energy Matrix.

Interest and Other Income/ (Expense), net.

Interest and Other Income (Expense), net
December 31, 2004	$ 3,719
Reductions:
Gain on Evergreen investment	(3,623)
NxtPhase settlement expense	(150)

Increases:
Gain on sale of assets	50
Officer loan payoff	80
Increase in interest earned	60
December 31, 2005	$ 136

The decrease from 2004 to 2005 of $3.6 million is primarily attributable to gains from the sale of an investment in Evergreen Solar, Inc. realized in 2004 of approximately $3,623,000, and a small settlement agreement with NxtPhase of $150,000. These reductions were partially offset by increases in interest income due to higher cash balances of approximately $60,000, a reduction to the reserve established for an officer’s unpaid loan balance which was fully repaid in 2005 in the amount of approximately $80,000, and gains realized on the sale of equipment of approximately $50,000.

Net Loss. As a result of the changes discussed above, the net loss for 2005 was approximately $9,312,000 which compares to a net loss in 2004 of approximately $5,330,000, an increase in net loss of approximately $3,982,000 or 75%.

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

Revenue. In 2004 we recorded revenue from the sale of our Smart Power M5 inverter systems and related products in the amount of approximately $204,000. Revenue from flywheel related government contracts was approximately $121,000. Also in 2004, we provided $42,000 of engineering consulting services to third parties; these services were recorded as a reduction to research and development expense. In 2003, we reported no revenue. Proceeds from the sale of demonstration and test of 2kWh and 6kWh Smart Energy flywheel units as well as engineering services performed for other companies during 2003 was applied as a reduction against research and development expense. These amounts were approximately $130,000.

Cost of Goods Sold. Cost of goods sold includes the cost of materials, labor and overheads for inverter products sold in the amount of approximately $235,000 and costs incurred in performance of government contracts calculated on the percentage of completion method in the amount of approximately $170,000. We established a reserve for our Smart Power M5 inventory of $1,025,000 as a result of lower than anticipated sales volumes of the Smart Power M5 and uncertainty as to when or at what price we will be able to sell our inventories. In addition to this charge to Cost of Goods Sold, we recorded an additional reserve for future warranty expenditures relating to the Smart Power M5 inverter of approximately $28,000. There was no cost of goods sold during 2003.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses (in thousands):
December 31, 2003	$ 4,937
Reductions:
Directors & officers insurance premium	(972)
Consultants	(109)
Reverse accruals	(216)
Increases:
Bonus expenses based on RSU plan	364
Merit increases, headcount increase	50
Benefits including health	37
Legal & audit	105
December 31, 2004	$ 4,196

The decrease from 2003 to 2004 of approximately $741,000 was primarily the result of significantly reduced premiums for directors and officers insurance in the amount of approximately $972,000, a reduction in accrued expenses for contingencies that did not materialize of approximately $216,000, and lower spending on subcontractors and consultants in the amount of approximately $109,000 in 2004 compared to the prior year. These reductions were partially offset by increases in stock compensation expense due to our restricted stock unit program of approximately $364,000, higher legal and audit fees of approximately $105,000, increases in payroll costs as a result of 2004 merit increases and changes in headcount of approximately $50,000 and benefits cost increases of approximately $37,000. We expect our selling, general and administrative expenses to increase in 2005 over 2004 due primarily to the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing and sales expenses associated with flywheel products.

Research and Development Expenses.

Research and development expenses (in thousands):
December 31, 2003	$ 3,550
Reductions:
Salaries and benefits due to reduction in force	(295)
R&D materials	(205)
Other reductions	(10)
Increases:
Stock compensation based on RSU plan	356
Patent legal expenses	89
Subcontractors	47
December 31, 2004	$ 3,532

The decrease from 2003 to 2004 of approximately $18,000 is primarily due to reduction in headcount during 2003 and lower purchases of research and development materials in 2004 and other reductions in 2004 of approximately $295,000, $205,000 and $10,000, respectively. This was partially offset by increases in stock compensation expenses due to our restricted stock unit program, increased legal expenses relating to patents on our flywheel systems, and increased use of subcontractors while developing the next-generation Smart Power M5 inverter of approximately $356,000, $89,000 and $47,000, respectively. The Company expects cost of research and development in 2005 to be somewhat higher than 2004 due to design and development activities of the Smart Energy Matrix. The costs of research and development in 2005 will be significantly higher if we begin full scale development of the Smart Energy Matrix.

Depreciation and Amortization. The decrease from 2003 to 2004 of approximately $98,000 is primarily attributable to the write-off of our patent technologies at December 31, 2003, and continuing reductions in the depreciable base of our assets caused by budgetary restrictions on capital expenditures during 2004. Depreciation in 2005 will be higher than 2004 if we begin full scale development of the Smart Energy Matrix.

Restructuring and asset impairment charges. We recognized an asset impairment charge for our flywheel patents and patents pending in 2003 of approximately $367,000. We did not recognize any restructuring or asset impairment charges during 2004 and do not expect to recognize any like charges in 2005.

Interest and Other Income/ (Expense), net.

Interest and Other Income (Expense), net (in thousands):
December 31, 2003	520
Reductions:
Officer loan repayments	(291)
Interest from cash holdings	(115)
Loss on disposal of assets	(25)
Increases:
Gain on sale of investment	3,563
Conversion of Evergreen Investment	60
Interest expense	7
December 31, 2004	3,719

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

Liquidity and Capital Resources

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Cash and cash equivalents	$ 13,890	$ 5,097	$ 8,909
Working capital	13,223	4,213	8,838
Cash provided by (used in)
Operating activities	(8,832)	(8,615)	(7,701)
Investing activities	86	4,650	(1,291)
Financing activities	17,540	(297)	35
Net decrease in cash and cash equivalents	$ 8,794	$ (4,262)	$ (8,957)
Current ratio	6.4	3.1	4.7

Our cash requirements depend on many factors, including but not limited to, research and development activities, continued efforts to commercialize our products, facilities costs as well as general and administrative expenses. Since we are still in the development stage and have not yet begun our principal operations of providing frequency regulation services to the electricity grid, we do not generate enough cash from operations to satisfy our working capital requirements. We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. Over the last three years we have taken significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures. We have focused our activity on market analysis in terms of size of markets, competitive aspects and advantages that our products could provide. We expect to use more cash resources during 2006 as we continue to work on our government research and development contracts and mobilize our engineering team to develop the 25kWh flywheel and the Smart Energy Matrix.

We must raise additional equity to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan we have sufficient cash to fund operations through approximately the first quarter of 2007. We need to obtain additional investments during 2006 or 2007 to fund:

•	ongoing research and development of the 25kWh flywheel and the Smart Energy Matrix;
•	ramp up of manufacturing capacity;
•	continuing as a going concern;
•	completion of the state demonstration contracts in California and New York;
•	working capital requirements; and
•	developing new business.

We have begun development of the 25kWh flywheel system, which is the core component of the Smart Energy Matrix. In order to complete development of the Smart Energy Matrix and field a full-scale one megawatt prototype we will need to raise $20 to $30 million of additional working capital.

Operating activities

Net cash used in operating activities was approximately ($8,832,000) and ($8,165,000) for the twelve months ended December 31, 2005 and 2004, respectively. The primary component to the negative cash flow from operations is from net losses. For 2005, we had a net loss of approximately ($9,312,000). This included facility related cash payments charged against restructuring reserves of approximately ($349,000), reductions to the asset impairment reserve for disposed fixed assets of approximately ($122,000), a reversal of a portion of the reserved note to our former CEO of approximately ($102,000), offset by non-cash employee stock compensation of approximately $646,000, a reduction in restricted cash related to the lease of our facility of approximately

$90,000 and depreciation and amortization of approximately $83,000. Changes in operating assets and liabilities generated approximately $234,000 of cash during 2005.

For 2004, we had a net loss of approximately ($5,330,000). This included facility related cash payments charged against restructuring reserves of approximately ($343,000), gain on the sale of investments of approximately ($3,563,000), reductions to the asset impairment reserve for disposed fixed assets of approximately ($10,000), a reversal of a portion of the reserved note to our former CEO of approximately ($22,000) net of accrued interest reserved of $4,000, offset by employee stock compensation of approximately $701,000, compensation expense from stock options issued for consulting services of approximately $16,000, loss on the sale or disposal of fixed assets of approximately $25,000, a reduction in restricted cash related to (i) the lease of our facility of $45,000 and (ii) the expiration of a vendor contract of approximately $50,000, and depreciation and amortization of approximately $187,000. Changes in operating assets and liabilities generated approximately $75,000 of cash during 2004.

Investing Activities

Net cash generated in investing activities was approximately $86,000 and $4,650,000 for 2005 and 2004, respectively. The principal source of cash during 2005 was proceeds from the sale of property and equipment of approximately $127,000, partially offset by the purchase of capital equipment of approximately ($42,000). The principal source of cash during 2004 was proceeds from the sale of our investment in Evergreen Solar, Inc. of approximately $4,753,000 and the sale of capital equipment of approximately $18,000, partially offset by the receipt of dividends from the Evergreen investment, paid in stock, of approximately $(90,000) and the purchase of capital equipment of approximately ($31,000).

Financing Activities

Net cash generated/(used) by financing activities was approximately $17,540,000 and ($297,000) for 2005 and 2004, respectively. For 2005 the primary source of cash was proceeds from the issuance of our common stock in two separate PIPE transactions in the amount of approximately $17,108,000, exercise of stock options of approximately $713,000, and the expensing of capitalized deferred financing costs for a failed business combination and approximately $4,000 for shares issued under our employee stock purchase plan, offset by purchases of our common stock to treasury of ($613,000). For 2004, the cash used by financing activities included prepaid financing costs related to our financing activities of approximately $(328,000), offset by cash generated of approximately $27,000 related to the exercise of stock options and approximately $4,000 for shares issued under the employee stock purchase plan.

As part of our new business development, we may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons. Because our primary motivation in making these investments may not be to realize a profit on the investment itself, but rather to expand our business prospects, these investments may lack any financial return to the Company and may result in a loss of principal and may lack liquidity.

The following table summarizes our commitments at December 31, 2005:

	Year ending December 31,
Description of Commitment	2006	2007	Thereafter	Total
Operating leases	529,413	397,059	-	926,472
Purchase obligations	282,128	-	-	282,128
Total Commitments	811,541	397,059	-	1,208,600

The amounts listed for operating leases represent payments for the occupancy of our principal executive offices, laboratory and manufacturing facilities located in Wilmington, Massachusetts. Our commitment on this lease is secured by an irrevocable letter of credit in the amount of $219,568. A cash deposit secures this letter of credit. We also have non-cancelable purchase obligations that include firm orders with vendors for materials relating to our research and development contracts.

Investments

On May 24, 2005 and July 26, 2005 Perseus 2000 Expansion, L.L.C., an affiliate of one of our then largest shareholders, invested an aggregate of $2.9 million and received 3,452,381 shares of our common stock, and a warrant to purchase 800,000 shares of our common stock at $1.008, and another affiliate, Perseus Capital, L.L.C., paid $0.1 million for an extension to an existing warrant extending its term for two additional years.

On November 8, 2005, we distributed 9,868,421 newly issued shares of common stock to ten "accredited investors", as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. We also issued warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after the closing of the transaction. This transaction resulted in net proceeds of approximately $14 million net of expenses and commissions in the amount of approximately $1 million. We have agreed to use these proceeds for working capital purposes only. For further details, see the Securities Purchase Agreement which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2005.

On April 22, 2005, we entered into an agreement to acquire NxtPhase T&D Corporation (“NxtPhase”), a privately held Canadian corporation. Under terms of the agreement, we would acquire NxtPhase by issuing approximately 19 million new shares of Beacon’s common stock to NxtPhase stockholders and employees. On November 22, 2005, we agreed to terminate the proposed business combination with NxtPhase and to pay NxtPhase $150,000 as a release from any and all liabilities related to the agreement. We also expensed approximately $850,000 of related deferred professional fees in the 3rd quarter of 2005.

We must raise additional equity to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected in support of our business plan, we have sufficient cash to fund operations through approximately the first quarter of 2007. We will seek further equity investment in 2006 to fund:

•	ongoing research and development, including costs to build a full scale prototype of the Smart Energy Matrix;
•	anticipated production in 2007;
•	continuing as a going concern;
•	completion of the state demonstration contracts in California and New York;
•	working capital requirements; and
•	developing new business.

Inasmuch as we are not expecting to become cash flow positive until at least 2009, our ability to continue as a going concern will depend on our ability to raise additional capital. We may not be able to raise this capital at all, or if it we are able to do so, it may be on terms that are adverse to shareholders. We believe that debt financing will not be available to us to meet our cash requirements for 2006 or 2007.

Inflation

Our operations have not been materially affected by inflation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk. At December 31, 2005, we had approximately $80,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2005, we had approximately $13.8 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $ 18,000, which we do not believe is material.

Item 8. Financial Statements and Supplementary Data

Our financial statements required by this item are attached to this Report beginning on page 33, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 27, 2004, our former independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), resigned as the independent registered public accounting firm. Deloitte performed the review and audit of our books and accounts for the fiscal years ending December 31, 2003 and 2002 and the interim quarterly reviews through the quarter ended June 30, 2004. The resignation was the decision of Deloitte. There were no disagreements during the past two fiscal years and the subsequent interim periods ending June 30, 2004 and through August 27, 2004 between Deloitte and our management on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused it to make reference thereto in its reports on the financial statements for such years.

On October 29, 2004, the audit committee of the board of directors of the Registrant approved the engagement of Miller Wachman LLP (“Miller Wachman”) as the Registrant’s new independent registered public accounting firm.

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In addition, our management, with the participation of the chief executive officer and chief financial officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) occurred during the period covered by this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to Beacon’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Beacon’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Beacon’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to Beacon’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Beacon’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets at December 31, 2005 and 2004	35
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 and for the period May 8, 1997 (date of inception) to December 31, 2005	36
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003 and for the period May 8, 1997 (date of inception) to December 31, 2005	37
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 and for the period May 8, 1997 (date of inception) to December 31, 2005	40
Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Beacon Power Corporation:

We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and Subsidiaries (the "Company") (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 and for the period from May 8, 1997 (date of inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the three years in the period ended December 31, 2005 and the period from May 8, 1997 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

March 22, 2006

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 13,890,162	$ 5,097,188
Accounts receivable, trade	588,440	52,105
Inventory	--	222,593
Unbilled costs on contracts in progress	437,759	--
Prepaid expenses and other current assets	777,385	817,396
Total current assets	15,693,746	6,189,282

Property and equipment, net	212,296	258,647
Restricted cash	219,568	310,011
Other assets and deferred financing costs	--	327,646

Total assets	$ 16,125,610	$ 7,085,586

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 137,290	$ 389,189
Accrued compensation and benefits	151,318	130,609
Other accrued expenses	844,742	393,569
Advance billings on contracts	74,820	--
Accrued contract loss	548,614	--
Restructuring reserve	713,469	1,062,644
Total current liabilities	2,470,253	1,976,011

Commitments and contingent liabilities (Note 4)

Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized
no shares issued or outstanding	--	--
Common stock, $.01 par value; 110,000,000 shares authorized;
58,700,036 and 43,788,810 shares issued and outstanding at
December 31, 2005 and 2004, respectively	587,000	437,888
Deferred stock compensation	(1,063,145)	(707,167)
Additional paid-in-capital	153,089,842	134,411,911
Deficit accumulated during the development stage	(138,245,501)	(128,933,397)
Treasury stock, 421,692 shares, at cost	(712,839)	(99,660)
Total stockholders' equity	13,655,357	5,109,575

Total liabilities and stockholders' equity	$ 16,125,610	$ 7,085,586

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

				Cumulative from
				May 8, 1997
				(date of inception)
				through December 31,
	2005	2004	2003	2005
Revenue	$ 1,487,258	$ 324,694	$ -	$ 2,363,136
Cost of goods sold	1,575,240	1,457,869	-	3,033,109
Gross profit	(87,982)	(1,133,175)	-	(669,973)
Operating expenses:
Selling, general and administrative	6,334,219	4,196,371	4,936,575	38,590,193
Research and development	1,408,233	3,532,059	3,549,592	55,283,778
Loss on contract commitments	1,534,298	-	-	1,910,272
Depreciation and amortization	83,031	187,230	284,733	4,220,997
Restructuring charges	-	-	-	2,159,280
Loss on impairment of assets	-	-	366,788	4,663,916
Total operating expenses	9,359,781	7,915,660	9,137,688	106,828,436
Loss from operations	(9,447,763)	(9,048,835)	(9,137,688)	(107,498,409)
Other income:
Interest income	162,044	102,908	217,964	4,044,919
Interest expense	-	-	(6,713)	(1,093,703)
Gain on sale of investment	-	3,562,582	-	3,562,582
Other income (expense)	(26,385)	53,385	308,424	(254,696)
Total other income (expense), net	135,659	3,718,875	519,675	6,259,102
Net loss	(9,312,104)	(5,329,960)	(8,618,013)	(101,239,307)
Preferred stock dividends	-	-	-	(36,825,680)
Accretion of convertible preferred stock	-	-	-	(113,014)
Loss to common shareholders	$ (9,312,104)	$ (5,329,960)	$ (8,618,013)	$ (138,178,001)
Loss per share, basic and diluted	$ (0.20)	$ (0.12)	$ (0.20)
Weighted-average common shares outstanding	47,665,868	43,452,727	42,885,675

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Class A		Class C				Deferred	Deferred
	Preferred Stock		Preferred Stock		Common Stock		Consulting	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Expense	Compensation
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	--	$ --	--	$ --	--	$ --	$ --	$ --
Issuance of Founder’s Shares	--	--	--	--	6,750,000	67,500	--	--
Issuance of Class A preferred stock	1,390,000	5,662,500	--	--	--	--	(275,000)	--
Recapitalization	3,373,313	67,466	--	--	(6,746,626)	(67,466)	--	--
Rounding for fractional shares	--	--	--	--	(2)	--	--	--
Issuance of Class C preferred and common stock	--	--	6	29,866	13,476	134	--	--
Deferred Consulting	--	--	--	--	--	--	773,284	--
Series A Issuance for Consulting	--	--	--	--	134,464	1,345	(498,284)	--
Repayment of subscription receivable	--	--	--	--	--	--	--	--
Issuance of Series A preferred stock for services and interest on loans	4,594	11,485	--	--	--	--	--	--
Dividend on preferred stock	--	--	--	--	--	--	--	--
Accretion of redeemable preferred stock to redemption value	--	--	--	--	--	--	--	--
Deferred Stock Compensation	--	--	--	--	--	--	--	(1,269,445)
Issuance of stock options for consulting services	--	--	--	--	--	--	--	(47,892)
Issuance of Stock Options to settle lawsuit	--	--	--	--	--	--	--	--
Amortization of Deferred Stock Compensation	--	--	--	--	--	--	--	1,298,924
Issuance of warrants	--	--	--	--	--	--	--	--
Proceeds from stock offering, net of related expenses	--	--	--	--	9,200,000	92,000	--	--
Conversion of Series A preferred stock	(4,767,907)	(5,741,451)	--	--	9,535,814	95,358	--	--
Conversion of Series C preferred stock	--	--	(6)	(29,866)	12	--	--	--
Conversion of convertible preferred stock	--	--	--	--	19,823,704	198,237	--	--
Payment of accrued dividend	--	--	--	--	859,330	8,593	--	--
Cashless Warrant exercise	--	--	--	--	1,982,876	19,829	--	--
Exercise of Stock Options	--	--	--	--	1,162,852	11,629	--	--
Shares issued through ESPP	--	--	--	--	96,997	970	--	--
Option extension for CEO	--	--	--	--	--	--	--	--
Option extension for severed employees	--	--	--	--	--	--	--	--
Purchase of Treasury Stock	--	--	--	--	--	--	--	--

Net loss	--	--	--	--	--	--	--	--
Balance, December 31, 2002	--	--	--	--	42,812,897	428,129	--	(18,413)
Deferred Stock Compensation revaluation	--	--	--	--	--	--	--	(87,031)
Issuance of restricted stock units for bonus	--	--	--	--	--	--	--	(727,195)
Shares issued through ESPP	--	--	--	--	5,494	54	--	--
Exercise of Stock Options	--	--	--	--	289,135	2,892	--	--
Net loss	--	--	--	--	--	--	--	--
Balance, December 31, 2003	--	--	--	--	43,107,526	431,075	--	(832,639)
Deferred Stock Compensation revaluation	--	--	--	--	--	--	--	78,083
Issuance of restricted stock units for bonus	--	--	--	--	--	--	--	(679,807)
Amortize deferred stock compensation	--	--	--	--	643,160	6,431	--	727,196
Shares issued through ESPP	--	--	--	--	8,124	82	--	--
Issuance of non-employee stock options	--	--	--	--	--	--	--	--
Exercise of Stock Options	--	--	--	--	30,000	300	--	--
Net loss	--	--	--	--	--	--	--	--
Balance, December 31, 2004	--	--	--	--	43,788,810	437,888	--	(707,167)
Deferred stock compensation revaluation	--	--	--	--	--	--	--	27,360
Issuance of restricted stock units for bonus	--	--	--	--	--	--	--	(1,063,145)
Amortize deferred stock compensation and issue RSUs	--	--	--	--	593,080	5,931	--	679,807
Shares issued through ESPP	--	--	--	--	7,273	73	--	--
Issuance of non-employee stock options	--	--	--	--	--	--	--	--
Cashless exercise of stock warrants	--	--	--	--	24,215	242	--	--
Exercise of stock options	--	--	--	--	965,856	9,658	--	--
Issuance of stock for cash	--	--	--	--	13,320,802	133,208	--	--
Stock buyback to pay officer loan	--	--	--	--	--	--	--	--
Net loss	--	--	--	--	--	--	--	--
Balance, December 31, 2005	--	$ --	--	$ --	58,700,036	$ 587,000	$ --	$ (1,063,145)

						Total
	Additional	Stock				Stockholders'
	Paid-in	Subscription	Retained	Treasury Stock		(Deficiency)
	Capital	Receivable	Deficit	Shares	Amount	Equity
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	$ --	$ --	$ --	--	$ --	$ --
Issuance of Founder’s Shares	--	--	(67,500)	--	--	--
Issuance of Class A preferred stock	--	(5,000,000)	--	--	--	387,500
Recapitalization	--	--	--	--	--	--
Rounding for fractional shares	--	--	--	--	--	--
Issuance of Class C preferred and common stock	--	--	--	--	--	30,000
Deferred Consulting	--	--	--	--	--	773,284
Series A Issuance for Consulting	496,939	--	--	--	--	--
Repayment of subscription receivable	--	5,000,000	--	--	--	5,000,000
Issuance of Series A preferred stock for services and interest on loans	--	--	--	--	--	11,485
Dividend on preferred stock	--	--	(2,245,680)	--	--	(2,245,680)
Accretion of redeemable preferred stock to redemption value	--	--	(113,014)	--	--	(113,014)
Deferred Stock Compensation	1,269,445	--	--	--	--	--
Issuance of stock options for consulting services	47,892	--	--	--	--	--
Issuance of Stock Options to settle lawsuit	303,160	--	--	--	--	303,160
Amortization of Deferred Stock Compensation	--	--	--	--	--	1,298,924
Issuance of warrants	36,520,366	--	(34,580,000)	--	--	1,940,366
Proceeds from stock offering, net of related expenses	49,249,537	--	--	--	--	49,341,537
Conversion of Series A preferred stock	5,646,093	--	--	--	--	--
Conversion of Series C preferred stock	29,866	--	--	--	--	--
Conversion of convertible preferred stock	36,496,431	--	--	--	--	36,694,668
Payment of accrued dividend	1,077,714	--	--	--	--	1,086,307
Cashless Warrant exercise	(19,829)	--	--	--	--	--
Exercise of Stock Options	1,164,041	--	--	--	--	1,175,670
Shares issued through ESPP	122,279	--	--	--	--	123,249
Option extension for CEO	315,394	--	--	--	--	315,394
Option extension for severed employees	31,197	--	--	--	--	31,197
Purchase of Treasury Stock	--	--	--	132,000	(99,660)	(99,660)
Net loss	--	--	(77,979,230)	--	--	(77,979,230)
Balance, December 31, 2002	132,750,525	--	(114,985,424)	132,000	(99,660)	18,075,157

Deferred Stock Compensation revaluation	87,031	--	--	--	--	--
Issuance of restricted stock units for bonus	727,195	--	--	--	--	--
Shares issued through ESPP	911	--	--	--	--	965
Exercise of Stock Options	231,005	--	--	--	--	233,897
Net loss	--	--	(8,618,013)	--	--	(8,618,013)
Balance, December 31, 2003	133,796,667	--	(123,603,437)	132,000	(99,660)	9,692,006
Deferred Stock Compensation revaluation	(78,083)	--	--	--	--	--
Issuance of restricted stock units for bonus	679,807	--	--	--	--	--
Amortize deferred stock compensation	(33,022)					700,605
Shares issued through ESPP	3,854	--	--	--	--	3,936
Issuance of non-employee stock options	16,288	--	--	--	--	16,288
Exercise of Stock Options	26,400	--	--	--	--	26,700
Net loss	--	--	(5,329,960)	--	--	(5,329,960)
Balance, December 31, 2004	134,411,911	--	(128,933,397)	132,000	(99,660)	5,109,575
Deferred stock compensation revaluation	(27,360)	--	--	--	--	--
Issuance of restricted stock units for bonus	1,063,145	--	--	212,940	(455,838)	(455,838)
Amortize deferred stock compensation and issue RSUs	(40,020)	--	--	--	--	645,718
Shares issued through ESPP	3,842	--	--	--	--	3,915
Issuance of non-employee stock options	--	--	--	--	--	--
Cashless exercise of stock warrants	(242)	--	--	--	--	--
Exercise of stock options	703,297	--	--	--	--	712,955
Issuance of stock for cash	16,975,269	--	--	--	--	17,108,477
Stock buyback to pay officer loan	--	--	--	76,752	(157,341)	(157,341)
Net loss	--	--	(9,312,104)	--	--	(9,312,104)
Balance, December 31, 2005	$ 153,089,842	$ --	$ (138,245,501)	421,692	$ (712,839)	$13,655,357

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statement of Cash Flows

				Cumulative from
				May 8, 1997
				(date of inception)
				through December
	2005	2004	2003	31, 2005
Cash flows from operating activities:
Net loss	$ (9,312,104)	$ (5,329,960)	$ (8,618,013)	$ (101,239,307)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	83,031	187,230	284,734	4,220,998
Loss on sale of fixed assets	--	25,301	--	196,169
Impairment of assets	(122,186)	(9,703)	366,788	4,532,027
Restricted cash	90,443	95,221	(50,000)	(219,568)
(Expenses paid) restructuring charge	(349,175)	(343,547)	(343,547)	713,469
Reserve for officers note	(102,044)	(17,931)	(308,423)	--
Interest expense relating to issuance of warrants	--	--	--	371,000
Non-cash charge for change in option terms	--	--	--	346,591
Non-cash charge for settlement of lawsuit	--	--	--	303,160
Amortization of deferred consulting expense, net	--	--	--	1,160,784
Amortization of deferred stock compensation	645,718	700,605	--	2,636,576
Options and warrants issued for consulting services	--	16,288	--	1,585,654
Services and interest expense paid in preferred stock	--	--	--	11,485
Gain on sale of investments	--	(3,562,582)	--	(3,562,582)
Changes in operating assets and liabilities:
Accounts receivable	(536,335)	76,028	(128,133)	(588,440)
Inventory	222,593	16,091	(238,684)	--
Unbilled costs on government contracts	(437,759)	--	--	(437,759)
Prepaid expenses and other current assets	142,055	(26,239)	1,310,652	(877,045)
Accounts payable	(251,899)	241,114	70,749	137,290
Accrued compensation and benefits	20,709	(25,391)	(70,623)	151,318
Advance billings on contracts	74,820	--	--	74,820
Accrued interest	--	--	--	275,560

Dividend receivable	--	63,758	(63,758)	--
Accrued loss on contract commitments	548,614	--	--	548,614
Other accrued expenses and current liabilities	451,173	(270,958)	87,646	853,412
Net cash used in operating activities	(8,832,346)	(8,164,675)	(7,700,612)	(88,805,774)
Cash flows from investing activities:
Purchase of investments	--	(90,352)	(1,100,000)	(1,190,352)
Sale of investments	--	4,752,934	--	4,752,934
Increase in other assets	--	--	(236,854)	(412,072)
Purchases of property and equipment	(41,851)	(30,845)	(7,993)	(8,494,404)
Sale of property and equipment	127,357	17,875	53,365	198,597
Net cash used in investing activities	85,506	4,649,612	(1,291,482)	(5,145,297)
Cash flows from financing activities:
Initial public stock offering, net of expenses	--	--	--	49,341,537
Private stock offering, net of expenses	17,108,477	--	--	17,108,477
Payment of dividends	--	--	--	(1,159,373)
Shares issued under employee stock purchase plan	3,915	3,936	965	132,065
Exercise of employee stock options	712,955	26,700	233,897	2,149,222
Issuance of preferred stock	--	--	--	32,868,028
Repayment of subscription receivable	--	--	--	5,000,000
Proceeds from capital leases	--	--	--	495,851
Repayment of capital leases	--	--	(200,041)	(1,031,395)
Prepaid financing costs	327,646	(327,646)	--	--
Repurchase company stock	(613,179)	--	--	(613,179)
Proceeds from notes payable issued to investors	--	--	--	3,550,000
Net cash provided by (used in) financing activities	17,539,814	(297,010)	34,821	107,841,233
(Decrease)increase in cash and cash equivalents	8,792,974	(3,812,073)	(8,957,273)	13,890,162
Cash and cash equivalents, beginning of period	5,097,188	8,909,261	17,866,534	--
Cash and cash equivalents, end of period	$ 13,890,162	$ 5,097,188	$ 8,909,261	$ 13,890,162
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ 6,700	$ 488,126
Cash paid for taxes	$ -	$ 1,500	$ 4,700	$ 32,000
Assets acquired through capital lease	$ -	$ -	$ -	$ 535,445

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business. Beacon Power Corporation (collectively the "Company", "Beacon", “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. As discussed in Note 6, during the fourth quarter of 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

We have a single operating segment, developing alternative power sources. Our organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. In 2005 we derived approximately 91% of our revenue from our research and development contracts; two of those contracts accounted for 85% of our total revenue. Although the loss of any single contract may have a material impact on our financial statements, it would not have a material impact on our business since we derive most of our working capital from equity offerings in order to develop our flywheel systems.

We do not expect to become profitable or cash flow positive until at least 2009 and must raise additional equity to execute our business plan and continue as a going concern. On November 8, 2005, we distributed 9,868,421 newly issued shares of our common stock at a discount to market of $1.52. We also issued five-year warrants to purchase an additional 2,960,527 shares of common stock at an exercise price of $2.21. This transaction resulted in net proceeds of approximately $14 million net of expenses and commissions in the amount of approximately $1 million. We have agreed to use these proceeds for working capital purposes only. For further details, see the Securities Purchase Agreement which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2005.

On May 24, 2005 and July 26, 2005 Perseus made investments of $1.5 million for a total of $3 million in exchange for 1,666,667 and 1,785,714 shares of common stock, respectively and the extension for two years of an existing warrant already owned by Perseus. Based on our current cash usage rates and additional expenditures expected in support of our business plan, we have only enough cash to fund operations through approximately the first quarter of 2007. We will seek to obtain an equity investment during 2006 to cover expenses relating to continuing operations, working capital, 25kWh flywheel prototype development and new business development.

Operations. We have experienced net losses since our inception and, as of December 31, 2005, had an accumulated deficit of approximately $138.2 million. We are focused on the commercialization of our Smart Energy Matrix flywheel system for frequency regulation and completion of our government research and development contracts. This ongoing research and development will require substantial additional outlays of capital. We have taken significant actions over the last three years to reduce our cash expenditures for product development, infrastructure and production readiness. However, our efforts going forward will be expanded as we have now identified a sizeable market for our flywheel products. Expenditures under two state government contracts for the development of a one-tenth-power prototype of our Smart Energy Matrix will continue. We have continued, on a reduced level, production of our inverter product for solar energy applications. Although we are continuing to support the product, we do not believe that inverters will be a significant portion of our business going forward. Inverter inventory valuation write-downs were recorded during 2004 in the amount of approximately $1,025,000, and a provision for future inverter warranty expenditures of approximately $28,000 was also recorded.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we had minimal revenues, and incurred significant losses of approximately $9,312,000, $5,330,000, and $8,618,000 and cash decreases from operations of approximately $8,832,000, $8,165,000, and $7,701,000, during the years ended December 31, 2005, 2004 and 2003, respectively. We have approximately $13,890,000 of cash and cash equivalents on hand at December 31, 2005 which is adequate to fund operations through approximately the first quarter of 2007. Since our operating cash requirements far exceed the cash generated from operations, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain adequate equity investments, and in the long term, on the successful expansion of our share of the market for our current products and the establishment of new markets for products under development. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our cash requirements. In addition we are also considering a number of other strategic financing alternatives, and have incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

Accounting Principles. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

Consolidation. The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation. Our other subsidiary, Beacon Acquisition Co. was inactive in 2005 and was dissolved in 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts. We evaluate the collectibility of our open receivables on an ongoing basis. Specific reserves for bad debt are recorded based on the age of receivables, and when we are notified of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts due from our customers. Our estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented in our balance sheets net of an allowance for doubtful accounts of $13,230 and $22,850 at December 31, 2005 and 2004, respectively.

Two of our contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. As of December 31, 2005, approximately $49,000 of our accounts receivable balance represented holdbacks. This holdback is payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contract, and therefore have not recorded any reserve against these amounts.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. Inventory balances are comprised of the following amounts as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Raw materials	$ -	$ 176,349
Work in progress	-	46,244
Finished goods	-	-
Inventories, net	$ -	$ 222,593

Unbilled costs on contracts in process. Contract costs that we incur, such as material purchases, direct labor and overheads, in advance of billings to customers, is recorded as a current asset in our balance sheet as “Unbilled costs on contracts in process.”

Prepaid Expenses and Other Current Assets. Included in prepaid expenses at December 31, 2005 and 2004 are primarily prepaid insurance premiums of approximately $654,000 and $681,000, respectively, primarily relating to directors and officers liability insurance and other prepaid items including patent retainers and advances to vendors for long-lead orders.

Property and Equipment. Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Other Assets. Other assets consist primarily of deferred financing costs relating to our equity raising activities and due diligence of possible acquisitions and includes expenditures for legal, business valuation and consulting services.

Loss on Contract Commitments. When we have contract commitments that are firm, have fixed-prices, and the direct costs to manufacture products covered by our firm contract commitments are in excess of the fixed selling prices, revenue and cost of revenue on such contract commitments are recorded as deliveries are made. Direct costs consist of materials and direct labor costs. Estimates of costs to manufacture products are reviewed and revised periodically and changes in estimated losses from such revisions are recorded in the accounting period in which the revisions are made. At December 31, 2005 we have made an evaluation and accrued for losses expected on all of our research and development contracts. At December 31, 2004 we had no contract commitments that required establishing a loss on contract commitment reserve.

Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

Other assets and deferred financing costs. We will capitalize our direct costs incurred to raise capital or to acquire an entity in a business combination. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred.

Advance billings on contracts – We may receive performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances are classified as current liabilities.

Restructuring and asset impairment charges. We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2002, we incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as “Restructuring Reserve” in the current liabilities section of the balance sheet.

The restructuring reserves are as follows:

	December 31,
	2005	2004
Beginning balance	$ 1,062,644	$ 1,406,191
Charges for the period	-	-
Payments	(349,175)	(343,547)
Ending balance	$ 713,469	$ 1,062,644

Revenue Recognition. Although we have shipped products, and recorded contract revenues, our operations have not yet reached a level that would qualify it to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”

We recognize shipped product revenues in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until the products are subsequently sold by distributors to their customers. We have determined that this treatment will ensure that the recognition of revenue cannot be impacted by any disputes between us and our distributors on product or possible issues resulting from technology risk as new products are introduced that may have enhanced functionality to product in distributor inventory.

Government Contract Revenue Recognized on the Percentage-of-Completion Method. Beacon recognizes contract revenues using the percentage-of-completion method. Under SOP 81-1, an acceptable methodology is the efforts-expended method based on a measure of the work performed. We use labor hours as the basis for the percentage of completion calculation. It is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion.

Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue. During 2005 we recorded contract losses of $1,534,000. Our contract loss reserves are as follows:

	December 31,
	2005	2004
Beginning balance	$ --	$ --
Charges for the period	1,534,298	--
Payments	(985,684)	--
Ending balance	$ 548,614	$ --

Cost of Goods Sold. We cost our products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred. In addition, we continuously evaluate inventory and purchase commitments to insure that levels do not exceed the expected deliveries for the next twelve months. As we are in the early stages of production, our actual manufacturing costs incurred currently exceed the fair market value of our products. We provide a five-year limited product warranty for our Smart Power M5 product line and accrue for estimated future warranty costs in the period in which the revenue is recognized. In 2004, we established a reserve for our Smart Power M5 inventory as a result of lower than anticipated sales volumes. Although we are continuing to support our inverter product, we do not believe that inverters will be a significant portion of our business going forward and are uncertain as to when or at what price we will be able to sell our inventories. In 2004, the inventory reserve charge to Cost of Goods Sold for inverter inventory obsolescence was approximately $1,025,000, which includes accrued purchase commitments of approximately $45,000.

Stock-Based Compensation. We account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. On January 1, 2006 we will record all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their fair values.

Deferred compensation expense associated with stock awards to non-employees is measured using the fair-value method and is amortized over the vesting period using a calculation under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

No stock-based compensation is reflected in net earnings for stock options granted to employees as all options granted under the plan had an exercise price equal to or greater than the market price of the underlying stock at the date of the grant. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation” to stock-based employee compensation.

Year ended December 31,
	2005	2004	2003
Net loss to common shareholders as reported	$ (9,312,104)	$ (5,329,960)	$ (8,618,013)
Pro-Forma compensation expense	$ 246,733	$ 1,255,094	$ 400,148
Net loss--pro forma	$ (9,558,837)	$ (6,585,054)	$ (9,018,161)
Loss per share--as reported	$ (0.20)	$ (0.12)	$ (0.20)
Loss per share--pro forma	$ (0.20)	$ (0.15)	$ (0.21)

The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

	2005	2004	2003
Risk-free interest rate	3.8% - 4.39%	4.32% - 4.49%	1.22% - 3.56%
Expected life of option	1-3 years	1-3 years	1-3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%
Assumed volatility	103% - 129%	95% - 115%	109% - 137%

Our management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances (see also Note 8).

We granted Restricted Stock Units to employees for services performed in 2005, 2004 and 2003 that vest quarterly during the subsequent year. Our Restricted Stock Unit Deferred Compensation Plan is described in more detail in Note 10.

Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance has been provided because realization of deferred tax assets is unlikely in the near future (see Note 11).

Advertising. Advertising expense was approximately $14,000, $15,000 and $3,000 in 2005, 2004 and 2003 respectively, and is expensed as incurred.

Research and Development. Research and development costs are expensed as incurred, except costs that relate to our government contracts. Those expenses are capitalized as inventories and charged to Cost of Goods Sold once the revenue is recognized under the percentage of completion method.

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, and other current assets and liabilities approximate their fair values.

Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. We keep our cash investments with high-credit-quality financial institutions. At December 31, 2005 substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 3.8% to 4.4%. At

December 31, 2005 and 2004, we had cash balances at a financial institution in excess of federally insured limits. However, we do not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Comprehensive Loss. Comprehensive loss is the same as net loss for all periods presented.

Loss Per Share – Basic and Diluted. Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share was computed in the same manner. The calculation of diluted net loss per common share for the years ended December 31, 2005, 2004 and 2003 does not include 8,048,616, 10,779,498 and 9,732,929 of potential shares of common stock equivalents outstanding at December 31, 2004, 2003 and 2002, respectively, as their inclusion would be antidilutive or their exercise price exceeded the average market price of the our common stock.

Note 3. Property and Equipment

Property and equipment consisted of the following at December 31:

	Estimated
	Useful	December 31,	December 31,
	Lives	2005	2004
Machinery and equipment	5 years	$ 570,424	$ 571,198
Service vehicles	5 years	16,762	16,762
Furniture and fixtures	7 years	255,940	296,652
Office equipment	3 years	1,433,947	1,396,562
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	918,285	918,285
Total		$ 3,728,710	$ 3,732,811
Less accumulated depreciation and amortization		(3,516,414)	(3,474,164)
Property and equipment, net		$ 212,296	$ 258,647

Note 4. Commitments and Contingencies

We lease office and light manufacturing space under an operating lease through September 30, 2007. At December 31, 2005, we had provided the lessor with an irrevocable letter of credit with a balance of $219,568 which is reduced annually during the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

2006	529,413
2007	397,059

Rent expense was $231,188, $223,031, and $215,415, during 2005, 2004 and 2003, respectively net of restructuring reserves applied of $321,103, $315,474, and $315,474, respectively.

We have firm non-cancelable purchase commitments with our suppliers to satisfy contractual obligations for our research and development programs for 2006 in the amount of approximately $282,128.

Legal Proceedings. We may be subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies are very complex and require the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both, (i) probable or known that a liability has been incurred and (ii)

the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

Note 5. Preferred Stock

As a result of the initial public offering of our common stock and the conversion of all outstanding shares of all classes of the preferred stock, we amended our charter and cancelled all our classes of preferred stock. We then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by our Board of Directors. At December 31, 2005 and 2004, there are 10 million shares of $.01 par value preferred stock authorized with none outstanding.

Note 6. Common Stock

Private Placement. On November 8, 2005 we completed the private placement of 9,868,421 shares of our common stock at a price of $1.52 per share, for an aggregate offering price of approximately $15 million to certain institutional investors. We also offered these investors warrants to purchase 2,960,527 shares of our common stock at an exercise price of $2.21 per share. In connection with this transaction we paid placement agent fees and expenses of approximately $1 million. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. Subsequent to the end of 2005, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No.333-130207) that was declared effective on March 7, 2006. These proceeds will be used for working capital purposes.

On May 24, 2005 and July 26, 2005 we issued 1,666,667 and 1,785,714 shares of common stock, respectively pursuant to an investment agreement dated April 22, 2005. In exchange, we received $3 million in the aggregate from Perseus 2000 Expansion, L.L.C. We also issued a warrant for the purchase of 800,000 shares of our common stock at an exercise price of $1.008 and an extension for two years of an existing warrant already owned by Perseus. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. Subsequent to the end of 2005, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No.333-130208) that was declared effective on March 7, 2006. These proceeds will be used for working capital purposes.

Initial Public Offering. During the fourth quarter of 2000, we sold 9,200,000 shares of our common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $6 per share. Net proceeds as a result of the stock offering totaled approximately $49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other estimated offering costs of approximately $2.0 million.

Shareholder Rights Agreement. In September 2002, and amended as of December 27, 2002, Beacon’s Board of Directors approved a Rights Agreement, under which, each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of our newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of the outstanding common stock, or in the event that we are acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Reserved Shares. At December 31, 2005, 10,915,663 shares of common stock were reserved for issuance under our stock option plan and outstanding warrants.

Note 7. Redeemable Convertible Preferred Stock and Stock Warrants

Warrants outstanding as of December 31, 2005:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
Class F extended	5/23/2000	5/23/2007	$ 2.25	1,333,333
April, 2005 Financing	5/24/2005	5/24/2010	$ 1.008	800,000
November, 2005 Financing	11/8/2005	11/8/2010	$ 2.21	2,960,527
Total warrants outstanding				5,093,860

We have outstanding three series of warrants to purchase Beacon common stock. The exercise price and the number of shares of Beacon common stock to be issued upon exercise of the warrants will be adjusted under certain circumstances, including:

•	subdivisions, stock dividends or combinations of our common stock;
•	reclassifications, exchanges, substitutions, or in-kind distributions that result in a change in the number and/or class of the securities issuable upon exercise of the warrants;
•	reorganizations, mergers and similar transactions; and
•

the issuance of additional shares of our common stock or securities convertible into our common stock at a price per share less than the exercise price in effect immediately prior to the issuance of the additional securities.

Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders.

Class F Preferred Stock Financing Warrant. The warrant, originally issued in connection with our Class F Preferred Stock financing, is exercisable for 1,333,333 shares of Beacon common stock at an exercise price of $2.25 per share. In connection with the Investment Agreement among us, Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C. dated April 22, 2005, we extended, by two years, the term of the warrant. The holder of this warrant, Perseus Capital, L.L.C., may exercise the warrant at any time prior to its expiration on May 23, 2007.

April 2005 Financing Warrant. In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of Beacon common stock, at an exercise price of $1.008.

November 2005 Financing Warrants. As part of a financing transaction, we issued warrants to purchase an aggregate of 2,960,527 shares of Beacon common stock to ten “accredited investors.” Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after November 8, 2005, the date of the closing of the financing transaction. The per share exercise price for the warrant shares is $2.21.

Note 8. Stock Options

Our stock option plans provide for the granting of stock options to purchase up to 23,000,000 shares of our common stock. Options may be granted to our employees, officers, directors and consultants with terms of up to 10 years. Under the terms of the option plans, incentive stock options ("ISOs") are to be granted at fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over 36 months from the grant date and have contractual lives of up to 10 years.

Stock option activity since inception is as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding at inception	--
Granted	10,881,761	$ 2.06	$ 1.06
Exercised	(1,138,852)	0.99
Canceled, forfeited or expired	(4,395,566)	2.71
Outstanding, December 31, 2002	5,347,343	1.78
Granted	367,099	1.26	0.07
Exercised	(289,135)	0.81
Canceled, forfeited or expired	(2,649,378)	1.95
Outstanding, December 31, 2003	2,775,929	1.59
Granted	3,847,639	0.74	0.43
Exercised	(30,000)	0.89
Canceled, forfeited or expired	(395,993)	1.72
Outstanding, December 31, 2004	6,197,575	1.06
Granted	429,168	1.88	1.33
Exercised	(965,856)	0.74
Canceled, forfeited or expired	(79,084)	1.74
Outstanding, December 31, 2005	5,581,803	1.18

The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted-		Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average		Average
	Of Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (years)	Price	of Options	Price
$.255-$.74	3,339,886	8.59	$0.70	3,339,886	$0.70
$.87 - $1.24	1,284,896	5.85	$0.92	1,284,896	$0.92
$2.10-$2.50	599,771	7.14	$2.21	324,767	$2.23
$3.10-$4.10	190,000	5.12	$3.94	190,000	$3.94
$5.10-$6.00	122,250	4.90	$5.57	122,250	$5.57
$6.10 - $9.31	45,000	4.79	$6.93	45,000	$6.93

Included in the above schedules are grants of 0, 25,000 and 0 options made to non-employee consultants in 2005, 2004 and 2003, respectively.

Note 9. Employee Stock Purchase Plan

On October 15, 2000 we adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are able to purchase shares of our Common Stock at 85% of the market value at the date of the start of each six month option period or the end of such period, whichever is lower. Under the provisions of the Plan, as amended, up to 2,000,000 shares are authorized. Shares purchased under the Plan in 2005, 2004, and 2003 totaled 7,273, 8,124 and 5,494, respectively and the weighted average grant date fair value of the shares purchased was $1.03, in 2005, $0.48 in 2004, and $0.18 in 2003. There are 1,877,853 shares available under the Plan at December 31, 2005.

Note 10. Restricted Stock Units

During 2003 we put into place a long-term incentive plan (LTIP) for all executives and employees for 2003 through 2005. Based on our need to conserve cash and the desire to retain our professional staff, we determined that it would be in the best interest of our company, our employees, and our stockholders to implement a stock-based Deferred Compensation Plan.

The LTIP has eliminated the previous cash bonus structure for successful performance and replaced it with a program whereby we established goals that are strategically aligned to the Company’s performance and, therefore, shareholder value. The LTIP agreement is intended to provide employees deferred compensation in the form of restricted stock units (or “RSUs”) at no cost to the recipient, that can be converted into shares of our common stock through establishing and evaluating quarterly, or in some cases yearly, targets for the employee and, following each quarter, determining the number of RSUs to accrue and to be granted in four equal installments in the fiscal year following the fiscal year with respect to which the employee accrued the RSUs. Employees have the right to convert their RSUs into shares at any time after such grant, subject to a quarterly vesting schedule. Our employees earned 587,374 and 738,921 RSUs for the fiscal years ended December 31, 2005 and 2004, respectively, which are not available for exercise until satisfaction of the quarterly vesting periods during the following calendar year. The grants are recorded as deferred stock compensation until they are earned over the vesting schedule, at which time, the value of the RSUs will be recorded as compensation expense in our income statement. RSU compensation expense recorded in 2005 and 2004 was $645,718 and $700,605, respectively.

Note 11. Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

				Cumulative from
				May 8, 1997
				(Date of
	Year ended	Year ended	Year ended	Inception) to
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2005
State – current	$ 750	$ 750	$ 1,956	$ 20,612
Federal—deferred	(3,901,616)	(1,974,627)	(5,807,539)	(38,724,017)
State—deferred	(35,387)	(325,553)	(1,169,696)	(5,844,423)
Increase in valuation allowance	3,937,003	2,300,180	6,977,235	44,568,439
Provision (benefit) for income taxes	$ 750	$ 750	$ 1,956	$ 20,611

A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit	(34) %
State, net of federal effect	(6)
Valuation allowance provided	40
Effective rate	--%

The components of the Beacon’s deferred tax assets and liabilities consisted of the following at December 31:

	2005	2004
Long-term assets:
Net operating loss carryforwards	$ 36,480,176	$ 31,862,096
Research and development credits	2,799,435	2,701,000
Restructuring reserves	1,822,757	2,232,298
Other	(799,330)	557,174
Net deferred tax assets before valuation allowance	40,303,038	37,352,568
Less valuation allowance	(40,303,038)	(37,352,568)
Net deferred tax assets	$ -	$ -

The valuation allowance increased by $3,937,003 in 2005 and $2,300,179 in 2004, primarily due to the generation of net operating loss carry forwards and credits for which realization is not reasonably assured.

We have available for future periods net operating loss carry forwards for federal and state tax purposes of approximately $92,731,000 and $80,484,000, respectively, as of December 31, 2005. In addition, we have business credits of approximately $1,870,000 and $929,700 for federal and state purposes, respectively as of December 31, 2005. The net operating loss carry forwards begin to expire in 2012 for federal and 2002 for state tax purposes. The federal research and development credits begin to expire in 2012. We did not pay any income taxes from inception to December 31, 2005.

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may have limited, or may limit in the future, the amount of net operating loss carry forwards and tax credits which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon our value prior to an ownership change.

Note 12. Retirement Savings Plan

In 1998, we created a 401(k) Retirement Savings Plan (the "Plan") for our full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. We match employee contributions at a rate of 50% up to the first 6% of the employee's contributions. We may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company matching contributions were $51,778, $61,213 and $63,671 during 2005, 2004 and 2003 respectively. We have not made any profit sharing contributions since the plan’s inception.

Note 13. Related Party Transactions

Loan to Officer. During 2001, we advanced approximately $565,000 to an officer of the Company, Mr. William Stanton, our former CEO and President and currently a member of our board of directors. This advance was interest bearing and secured by Mr. Stanton’s holdings of Beacon common stock and was provided to him to allow the exercise of stock options and the payment of related taxes. We capitalized approximately $36,000 of interest over the life of the debt. Up to August 5, 2005, Mr. Stanton made payments on this outstanding debt of approximately $500,000. On August 5, 2005, Mr. Stanton surrendered vested stock options to purchase 76,752 shares of our common stock which were granted to him on October 13, 2004. We gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of our common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan we advanced to Mr. Stanton as described above. The surrendered stock was added to our treasury, at cost.

Note 14. Quarterly Results (Unaudited)

In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 626,134	$ 318,304	$ 304,064	$ 238,756
Gross profit (loss)	$ (34,373)	$ (15,652)	$ (43,490)	$ 5,533
Loss from operations	$ (2,258,888)	$ (1,806,293)	$ (2,271,509)	$ (3,111,073)
Net (loss) income	$ (2,245,000)	$ (1,764,781)	$ (2,143,442)	$ (3,158,881)
Loss per share - basic and diluted	$ (0.05)	$ (0.04)	$ (0.04)	$ (0.07)
Weighted-average common shares outstanding	43,792,791	44,801,287	48,524,912	54,364,893

2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 57,408	$ 126,484	$ 80,902	$ 59,900
Gross profit (loss)	$ (18,371)	$ (181,604)	$ (898,802)	$ (34,398)
Loss from operations	$ (2,189,460)	$ (2,358,497)	$ (2,751,782)	$ (1,749,096)
Net (loss) income	$ (2,148,727)	$ (2,266,205)	$ (1,854,795)	$ 939,767
Loss per share - basic and diluted	$ (0.05)	$ (0.05)	$ (0.04)	$ 0.02
Weighted-average common shares outstanding	43,121,702	43,273,817	43,538,541	43,702,485

Note 15. Schedule II Valuation and Qualifying Accounts

2005
Description	Balance at 1/1/2005	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2005
Product warranty	$ 24,512	$ 7,763	$ -	$ (2,194)	$ 30,081
Commitment reserve	48,265	-	-	(48,265)	-
Accounts receivable reserve	22,850	(9,620)	-	-	13,230
Inventory reserve	2,887,688	-	(508,608)	(34,043)	2,345,037
Asset impairment reserve	3,843,893	-	-	(122,186)	3,721,707

2004
Description	Balance at 1/1/2004	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2004
Product warranty	$ -	$ 30,017	$ -	$ (5,504)	$ 24,512
Commitment reserve	-	235,927	-	(187,662)	48,265
Accounts receivable reserve	-	22,850	-	-	22,850
Inventory reserve	1,991,414	1,027,386	-	(131,112)	2,887,688
Asset impairment reserve	4,161,017	-	-	(317,124)	3,843,893

Product warranty – Deductions include amounts paid for consultants, travel and freight costs to repair/replace our inverter systems under our five-year warranty.

Commitment reserve – In 2004 we placed a reserve on our entire inverter inventory and additionally recorded a reserve for future non-cancelable vendor commitments. During 2005 we settled all commitments relating to this reserve.

Accounts receivable reserve – In 2004 we recorded a reserve for certain accounts which we deemed to be doubtful. In 2005, we received payments against these accounts.

Inventory reserve – Our inventory, containing both flywheel components and inverter components, is fully reserved. We disposed of inventory that no longer had value to us and we utilized components from our inventory in our research and development contracts during 2005.

Asset impairment reserve – In 2002, we recorded an asset impairment reserve for underutilized plant and equipment. In 2005 and 2004, we sold or disposed of certain assets and reduced the associated reserve.

2. Financial Statement Schedules

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

3. Exhibits

The exhibits are listed below under Part IV, Item 15(c) of this report.

(c )	Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

3.3	+	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.

4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.

4.3	(4)	Form of specimen stock certificate.

10.1.1	(1)

Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.

10.1.2	(15)	Third Amended and Restated 1998 Stock Incentive Plan of the Company.

10.1.3	+	Form of Incentive Stock Option Agreement of the Company.

10.1.4	+	Form of Non-Qualified Stock Option Agreement of the Company.

10.1.5	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.

10.1.6	(15)	Employee Stock Purchase Plan of the Company.

10.1.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

10.1.8	(1)	Lease dated July 14, 2000 between the Company and BCIA New England Holdings LLC.

10.1.9	(5)	Form of Director and Officer Indemnification Agreement of the Company.

10.1.10	(10)	Employment Agreement dated October 25, 2002 between the Company and James M. Spiezio.

10.1.11	+	Form of Restricted Stock Unit Agreement of the Company.

10.1.12	(6)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.

10.1.13	(7)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.

10.1.14	(8)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.

10.1.15	(9)	Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus 2000 Expansion, L.L.C.

10.1.16	(9)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus Capital, L.L.C.

10.1.17	(9)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.

10.1.18	(10)	Option Agreement dated July 25, 2005 between the Company and Lisa W. Zappala.

10.1.19	(11)	Agreement dated October 7, 2005 between the Company and the Air Force Research Laboratory.

10.1.20	(12)

Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.

10.1.21	(12)	Form of Warrant of the Company issued pursuant to the November 2005 financing.

14.1	(13)	Corporate Code of Conduct dated October 15, 2001.

16.1	(14)	Letter dated October 20, 2004 from Deloitte & Touche LLP to the Company.

21.1	+	Subsidiaries of the Company.

23.1	+	Consent of Miller Wachman LLP.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(2) Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(3) Incorporated by reference from the Form 10-K filed on March 31, 2003 (File No. 001-16171).
(4) Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).
(5) Incorporated by reference from the Form 8-K filed on May 10, 2005 (File No. 001-16171).
(6) Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(7) Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(8) Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(9) Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(10) Incorporated by reference from the Form 8-K filed on July 29, 2005 (File No. 001-16171).
(11) Incorporated by reference from the Form 8-K filed on October 13, 2005 (File No. 001-16171).
(12) Incorporated by reference from the Form 8-K filed on November 7, 2005 (File No. 001-16171).
(13) Incorporated by reference from the Form 10-K filed on March 31, 2005 (File No. 001-16171).
(14) Incorporated by reference from the Form 8-K filed on November 2, 2004 (File No. 001-16171).
(15) Incorporated by reference from the Form S-8 filed on March 22, 2006 (File No. 333-132638).
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

By: _/s/ F. William Capp

F. William Capp

President and Chief Executive Officer

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

_/s/ F. William Capp __	President and Chief Executive Officer, and Director
F. William Capp	(Principal Executive Officer)	March 29, 2006

/s/ James M. Spiezio __	Vice President of Finance, Chief Financial Officer, Treasurer and
James M. Spiezio	Secretary (Principal Financial Officer)	March 29, 2006

/s/ Stephen P. Adik __
Stephen P. Adik	Director	March 29, 2006

/s/ John C. Fox __
John C. Fox	Director	March 29, 2006

/s/ Jack P. Smith ____
Jack P. Smith	Director	March 29, 2006

/s/ Kenneth M. Socha __
Kenneth M. Socha	Director	March 29, 2006

/s/ William E. Stanton __
William E. Stanton	Director	March 29, 2006

/s/ Lisa W. Zappala __
Lisa W. Zappala	Director	March 29, 2006