Form 10-K/A
period 2005-12-31
BEACON POWER CORP
filed 2006-05-02
CIK 1103345

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No _X__

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

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit Index (Item No. 15) located on pages 16 through 18 incorporates several documents by reference as indicated therein.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006, to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

TABLE OF CONTENTS

		Page

Explanatory Note

Part III

Item 10	Directors and Executive Officers of the Registrant	1

Item 11	Executive Compensation	5

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12

Item 13	Certain Relationships and Related Transactions	14

Item 14	Principal Accountant Fees and Services	15

Part IV

Item 15	Exhibits and Financial Statement Schedules	16

Signatures

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

Our executive officers, positions and their ages as of March 30, 2006, are as follows:

Name	Age	Position

F. William Capp	57	President and Chief Executive Officer, Director

Matthew L. Lazarewicz	55	Vice President of Engineering and Chief Technical Officer

James M. Spiezio	58	Vice President of Finance, Chief Financial Officer,

Treasurer and Secretary

F. William Capp.

Mr. Capp has served as our President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company. Prior to that, from 2000 to 2001, Mr. Capp was the President of the Telecommunications group of Bracknell Corporation, a company that provided infrastructure for the telecommunications industry. From 1997 to 2000, Mr. Capp served as the President of a division of York International. From 1978 to 1997, Mr. Capp held numerous positions at Ingersoll Rand including Vice President and General Manager of its Compressor Division, Vice President of Technology for a wholly owned subsidiary, the Torrington Company, as well as numerous engineering positions within Ingersoll Rand. Prior to joining Ingersoll Rand in 1978, he worked for Ford Motor Company's Truck Division in such positions as project engineering, supervisor and product planning. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master Degree in Mechanical Engineering from the University of Michigan. He also has his Black Belt Training Program from the American Society for Quality.

Matthew L. Lazarewicz.

Mr. Lazarewicz has served as our Vice President of Engineering since February 1999, and was named our Chief Technical Officer in September of 2001. Prior to that, Mr. Lazarewicz had a 25-year career with General Electric Company and served as manager of program independent analysis from 1996 to 1999, and he was the mechanical design manager for the F414 engine used in the Navy front line F/A18 fighter from 1991 to 1996 which included development through production phases, in addition he progressed through a variety of positions in design, manufacturing, quality, marketing, and product support in both military and commercial applications. He was recognized as the GE Aircraft Engines "Engineer of the Year" and received the Department of Defense "Excellence in Acquisition" Award for his leadership of this project. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor's and Master's Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master's Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.

James M. Spiezio.

Mr. Spiezio joined our company in May 2000. He has served as Vice President of Finance, Chief Financial Officer and Treasurer since July 2000, Secretary since March 2001, and was our Corporate Controller from May 2000 to July 2000. He has over twenty-five years of diversified manufacturing and financial management experience. Mr. Spiezio served as Chief Financial Officer at Starmet Corporation, a diversified metallurgical manufacturing company engaged in both the commercial and government sectors, from 1993 to 1999. While at Starmet he also served as President of a wholly owned chemical and manufacturing facility for five years and held several financial management positions including Corporate Controller and Manager Planning and Analysis. Prior to joining Starmet, Mr. Spiezio held financial management positions with United Technologies Corporation, Pratt & Whitney Aircraft Group in accounting, cost control and business analysis.

Prior to Pratt & Whitney, Mr. Spiezio held financial management positions with General Electric Company in both the Power Systems and Apparatus Services business groups. Mr. Spiezio is a graduate of the Indiana University School of Business.

Directors

Our Board of Directors consists of seven members, six of whom are non-employee directors.

In addition to Mr. Capp, our President and Chief Executive Officer, who has served as a member of our Board of Directors since 2001 and whose term of office expires in 2008, members of our Board of Directors are as follows:

Stephen P. Adik, age 63 (director since 2004)

Audit Committee

Compensation Committee

Corporate Governance and Nominating Committee

Mr. Adik served as Vice Chairman at NiSource Inc., (NYSE: NI), a Fortune 500 electric, natural gas and pipeline company, from December 2000 until his retirement in December 2003. He joined NiSource in 1987 as Vice President and general manager, Corporate Support Group, and later held positions of Senior Executive Vice President and Chief Financial Officer. He served on the board of NiSource from December 2000 to May 2005. Before joining the energy industry in 1983, Mr. Adik had more than 20 years of operating and financial experience in the transportation industry. His industry affiliations have included the American Gas Association, Edison Electric Institute and the Midwest Gas Association. He is a member of the board of directors and Chairman of the Audit Committee of North Western Corp., an electric and natural gas company serving Montana, South Dakota and Nebraska. He is also currently a member of the board of the Chicago SouthShore and South Bend Railroad, a regional railroad company serving the Chicago and Northwest Indiana region. Mr. Adik holds a degree in mechanical engineering from the Stevens Institute of Technology, and an MBA degree in finance from Northwestern University. Mr. Adik's term of office expires in 2007.

Jack P. Smith, age 57 (director since 2001)

Audit Committee

Compensation Committee

Corporate Governance and Nominating Committee

Mr. Smith is Chairman, Director and co-owner of SilverSmith Inc, a producer of natural gas well metering and automated data reporting systems. With partner Mr. David Silvers, Mr. Smith founded SilverSmith Inc. in 2003. Prior to his current engagement with SilverSmith, Mr. Smith was President and CEO of More Space Place, Inc., a leading producer and retailer of furniture system solutions. Currently located mainly in Florida, the company has retail locations in several states. Prior to More Space Place, Mr. Smith served as President and Chief Executive Officer of Holland Neway International in Muskegon, Michigan, a leading designer and manufacturer of suspension systems and brake actuators for the commercial vehicle market. In 2000, this 650-person company had worldwide sales of $200 million. During his tenure, Mr. Smith was responsible for increasing sales of Holland Neway (formerly Neway Anchorlok International) from $70 million to $200 million. In 1995, Mr. Smith led a successful management buyout of the company with equity partner Kohlberg Kravis Roberts & Co. From 1992 to 1999, this and an earlier buyout transaction generated an equity return of over $110 million. Mr. Smith also held the positions of Vice President of Engineering and Quality Assurance at Neway Anchorlok International and directed the engineering and quality assurance departments. Earlier, he was Chief Engineer. From 1972 to 1982, Mr. Smith was Design Group Leader at the Ford Motor Company – Heavy Truck Division, in Dearborn, Michigan, where he also held positions as project engineer, and product planning analyst. Mr. Smith also serves on the board of directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago and Weasler Engineering in Wisconsin. He is a Trustee of Grand Valley State University Foundation. A resident of Grand Rapids, Michigan, Mr. Smith attended the University of Michigan where he earned bachelor's (1970) and master's (1971) degrees in mechanical engineering and an MBA (1979). Mr. Smith's term of office expires in 2007.

Kenneth M. Socha, age 59 (director since 1998)

Compensation Committee

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

John C. Fox, age 57 (director since 2005)

Mr. Fox has served as a Managing Director of Perseus, L.L.C. since 2000. Prior to joining Perseus, Mr. Fox was, from 1998 to 2000, Chief Operating Officer of Ontario Power Generation, Inc., where he was responsible for generation, transmission, distribution and retailing for the fifth largest electric utility in North America. During 1992 and 1993, he served as Executive Vice President of the Canyon Group, a Los Angeles based marketing and management consultancy. From 1981 to 1992, Mr. Fox held various management positions with Pacific Gas and Electric Company (PG&E) in San Francisco, California, including Manager, Energy Efficiency Services. He serves as a member of the board of directors of the Alliance to Save Energy and Rocky Mountain Institute. During 1992, he served as the Head of the Energy Efficiency Task Force, President Bush's Commission on Environmental Quality. Mr. Fox holds a B.S. in Civil Engineering from the University of Toronto and an M.B.A. from McMaster University in Hamilton, Ontario. Mr. Fox’s term of office expires in 2008.

William E. Stanton, age 62 (director since 1997)

Mr. Stanton has been a director of Beacon since its formation in 1997. He served as the President and Chief Executive Officer of Beacon from January 1998 through December of 2001. Prior to joining Beacon, Mr. Stanton was the Chief Operating Officer of SatCon Technology Corporation from September 1995 to May 1997, where he managed operations and the strategy development to shift SatCon from a contract research and development company to a commercial product organization. This strategy included the formation of Beacon Power. Prior to joining SatCon, Mr. Stanton, in his 26 years at the Charles Stark Draper Laboratory, held the positions of Vice President of Operations, Vice President of Corporate Development, Director of New Programs, Director of Avionics Programs, Avionics Program Manager, Director of Electronics Engineering, Principal Engineer, and Electronics Engineer. Mr. Stanton is on the board of his home owners association, was a founder and director of an in-school child-care center, and owned and operated residential rental property. He received a Bachelor's Degree in Electrical Engineering from the University of Maine, a Master's Degree in Instrumentation and Control from the Massachusetts Institute of Technology, and a Master's in Business Administration from the Harvard Business School. Mr. Stanton's term of office expires in 2006.

Lisa W. Zappala, age 45 (director since 2005)

Audit Committee
Corporate Governance and Nominating Committee

Ms. Zappala, currently an independent consultant, was, from 1995 to 2003, Senior Vice President, Treasurer and, from 1998 to 2003, Chief Financial Officer of Aspen Technology, Inc., then a $300 million publicly traded software and services company. While at Aspen Technology, Ms. Zappala helped complete successful public and private equity fundraising rounds totaling over $400 million, as well as more than a dozen acquisitions. Ms. Zappala also serves on the board of Amicas, Inc., a publicly traded software company, as well as another privately held company. Prior to Aspen Technology, from 1981 to 1993, she practiced public accounting as a CPA at Arthur Andersen & Co. Ms. Zappala’s term of office expires in 2008.

There are no family relationships among any of our directors or executive officers. Messrs. Adik, Smith, Socha and Fox, and Ms. Zappala, representing a majority of our directors, are determined to be independent under the rules of the National Association for Securities Dealers (“NASD”). Our board holds regularly scheduled meetings at which only these independent directors are present.

All members of the Audit Committee of our Board of Directors, Mr. Adik, Mr. Smith and Ms. Zappala, qualify as “independent” as defined in the NASD and SEC standards. Each of Mr. Adik and Ms. Zappala is qualified as an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, during our fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our directors, officers and ten-percent stockholders have been satisfied except as follows: a Form 3 to report the holdings of Perseus 2000 Expansion, L.L.C. upon its becoming a ten-percent beneficial owner of Beacon’s stock was filed on May 26, 2005. A Form 4 for Perseus Capital, L.L.C. to report the extension of a warrant and a Form 4 for Frank H. Pearl, Chairman and Chief Executive Officer of Perseus, to report indirectly the extension of the same warrant, as well as to report indirectly the beneficial ownership he is deemed to hold through Perseus 2000 Expansion, L.L.C., were also filed on May 26, 2005. These Form 3 and Form 4 reports were filed on May 26, 2005, which was within two business days of the date the reported transactions were consummated. It was subsequently determined that these forms should have been filed by April 26, 2005, which was two business days after the date Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C. entered into an Investment Agreement with Beacon obligating them to consummate such transactions upon the fulfillment by Beacon of certain conditions.

Additionally, for Frank Pearl (i) a Form 4 to report his indirect disposition of 332,549 shares which was due to be filed August 29, 2005, was filed late on August 30, 2005; and (ii) a Form 4 to report his sale of 146,177 shares which was due to be filed on December 15, 2005, was filed late on April 20, 2006.

Code of Ethics

We have adopted a code of conduct that applies to all of our employees, including our chief executive officer and our chief financial officer. A copy of our corporate code of conduct can be found on the Internet at our website www.beaconpower.com, or by request, free of charge by writing to our Investor Relations Department at our principal executive office 234 Ballardvale Street, Wilmington, MA 01887. We intend to disclose on our website any amendments to the Code, or any waiver from a provision of the code.

Item 11.	Executive Compensation

The following table sets forth the total compensation paid in the years ended December 31, 2005, 2004 and 2003 to our Chief Executive Officer and our four next most highly compensated executive officers and employees (the “Named Executive Officers”).

					Long Term
					Compensation
	Annual Compensation (1)				Awards -
				Other (9)	Securities
				Annual	Underlying	All Other (2)
Name and Principal Position	Year	Salary	Bonus (8)	Compensation	Options	Compensation
F. William Capp (3)	2005	$ 240,000	$ 313,997	$ --	--	$ 4,116
President and Chief	2004	$ 240,000	$ 291,800	$ 65,552	600,000	$ 4,116
Executive Officer	2003	$ 220,000	$ 225,374	$ 68,855	--	$ 4,116

James M. Spiezio (4)	2005	$ 187,320	$ 147,028	$ --	--	$ 3,361
Vice President of Finance,	2004	$ 178,400	$ 108,588	$ 21,547	450,000	$ 3,361
Chief Financial Officer,	2003	$ 168,000	$ 150,535	$ --	--	$ 3,103
Treasurer and Secretary
Matthew L. Lazarewicz (5)	2005	$ 171,600	$ 134,704	$ --	--	$ 1,077
Vice President and Chief	2004	$ 167,000	$ 98,716	$ 17,706	350,000	$ 1,077
Technical Officer	2003	$ 157,500	$ 128,507	$ --	--	$ 1,077

James Arseneaux (6)	2005	$ 114,300	$ 55,811	$ --	--	$ --
Program Manager	2004	$ 110,024	$ 28,060	$ 1,170	200,000	$ --
	2003	$ 103,824	$ 29,100	$ --	--	$ --

Richard L. Hockney (7)	2005	$ 126,100	$ 51,160	$ --	--	$ --
Chief Engineer	2004	$ 121,500	$ 25,254	$ 1,347	125,000	$ --
	2003	$ 114,400	$ 30,231	$ --	--	$ --

(1)	Columns required by the rules and regulations of the SEC that contain no entries have been omitted.

(2)	Amounts represent term life insurance premiums paid by the executives and reimbursed by Beacon whereby Beacon is not the beneficiary.

(3)

On October 13, 2004, Mr. Capp received an incentive stock option to purchase 600,000 shares of Beacon common stock, with a per share purchase price of $0.74, vesting over an 80-day period, and expiring ten years from date of grant.

(4)

On October 13, 2004, Mr. Spiezio received an incentive stock option to purchase 450,000 shares of Beacon common stock, with a per share purchase price of $0.74, vesting over an 80-day period, and expiring ten years from date of grant.

(5)

On October 13, 2004, Mr. Lazarewicz received an incentive stock option to purchase 350,000 shares of Beacon common stock, with a per share purchase price of $0.74, vesting over an 80-day peiod, and expiring ten years from date of grant.

(6)

On October 13, 2004, Mr. Arseneaux received an incentive stock option to purchase 200,000 shares of Beacon common stock, with a per share purchase price of $0.74, vesting over an 80-day period expiring ten years from the date of grant.

(7)

On October 13, 2004, Mr. Hockney received an incentive stock option to purchase 125,000 shares of Beacon common stock, with a per share exercise price of $0.74, vesting over an 80-day period expiring ten years from the date of grant.

(8)

We report annual bonuses in the year in which they are earned, regardless of whether payment is made then or in subsequent periods. Increases or decreases in the price of our stock, if any, subsequent to the date of grant of the RSU but prior to distribution date of the shares, are not reported in the compensation tables.

The stock price used to value the restricted stock unit bonus awards was $1.81, $0.92 and $1.09 for 2005, 2004 and 2003, respectively, which represents the closing stock price on the last trading day of the year.

		Value of	Bonus
		Bonus Paid	Paid in	Bonus
Name	Year	in Stock	Cash	Total
F. William Capp	2005	$ 313,997	$ --	$ 313,997
	2004	$ 236,800	$ 55,000	$ 291,800
	2003	$ 225,374	$ --	$ 225,374
James M. Spiezio	2005	$ 147,028	$ --	$ 147,028
	2004	$ 108,588	$ --	$ 108,588
	2003	$ 125,335	$ 25,200	$ 150,535
Matthew L. Lazarewicz	2005	$ 134,704	$ --	$ 134,704
	2004	$ 98,716	$ --	$ 98,716
	2003	$ 108,507	$ 20,000	$ 128,507
James Arseneaux	2005	$ 55,811	$ --	$ 55,811
	2004	$ 28,060	$ --	$ 28,060
	2003	$ 24,100	$ 5,000	$ 29,100
Richard L. Hockney	2005	$ 51,160	$ --	$ 51,160
	2004	$ 25,254	$ --	$ 25,254
	2003	$ 27,731	$ 2,500	$ 30,231

(9)

The amounts in this column represent tax gross-ups to reimburse the executives for payment of taxes related to stock received under our restricted stock unit bonus plan during 2005 and additionally for Messrs. Capp, Spiezio, and Lazarewicz, tax gross-ups on life insurance premiums reimbursed by the Company. In 2004 and 2003, Mr. Capp received other compensation relating to reimbursements of his realtor expenses and temporary living costs and the related taxes on these items. For 2004, Mr. Capp's temporary living and relocation expenses were $29,939, restricted stock unit taxes of $11,658, and the related tax gross-ups were $23,955. For 2003 Mr. Capp's temporary living and relocation expenses were $40,499 and the related tax gross-up was $28,356.

Option/SAR Grants in Last Fiscal Year

There were no options or stock appreciation rights granted to the Named Executive Officers during 2005.

Aggregated Option Exercises in 2005 and FY-End Option Values at December 31, 2005

The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2005 and the number of shares of our common stock subject to exercisable and unexercisable stock options held as of December 31, 2005, by each of the Named Executive Officers. The value at fiscal year end is measured as the difference between the exercise price and the fair market value at close of market on December 31, 2005, which was $1.81.

	Shares		Number of Securities Underlying		Value of Unexercised in-the-money
	Acquired on	Value	Unexercised Options at Year End		Options at Year End
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
F. William Capp	--	$ --	1,500,000	--	$ 1,470,000	$ --
James M. Spiezio	--	$ --	683,333	--	$ 570,300	$ --
Matthew L. Lazarewicz	--	$ --	646,666	--	$ 616,633	$ --
James Arseneaux	25,000	$ 66,741	241,250	--	$ 214,000	$ --
Richard L. Hockney	--	$ --	153,000	--	$ 161,500	$ --

Long-Term Incentive Plans — Awards in Last Fiscal Year

We did not offer a long-term incentive plan to our executives or employees in 2005.

Executive Employment Arrangements

We have employment arrangements with Messrs. Capp, Lazarewicz, Spiezio, Arseneaux and Hockney as described below. In addition to these arrangements, each executive is entitled to receive group health and dental benefits, group long and short-term disability insurance coverage, 401(k) plan and stock plan participation, paid vacation and life insurance.

Mr. Capp

Our written employment agreement with Mr. Capp expired on December 31, 2004. Following such expiration, Mr. Capp has been an "at-will" employee of Beacon and was paid a salary at an annual rate of $240,000 in 2005.

Mr. Lazarewicz

Our written employment agreement with Mr. Lazarewicz terminated on December 31, 2005. Following such expiration, Mr. Lazarewicz has been an "at-will" employee of Beacon and was paid a salary at an annual rate of $171,600 in 2005.

Mr. Spiezio

The term of Mr. Spiezio's employment agreement began on October 25, 2002 and continues until it is terminated. In 2005, Mr. Spiezio was entitled to salary of $187,320 per year and, at the discretion of our Board of Directors, a bonus. If the agreement is terminated by Mr. Spiezio without good reason (generally, Beacon's material breach of the agreement or a change of Beacon's location) or by Beacon for cause then Mr. Spiezio will be entitled to his salary up to the date of termination. If the agreement is terminated by Beacon without cause or by Mr. Spiezio for good reason, then Mr. Spiezio will be entitled to 48 weeks' salary. In the event of Mr. Spiezio's death or disability, he or his estate shall be entitled to three months' salary.

Mr. Hockney

Mr. Hockney is an "at-will" employee of Beacon and was paid a salary at an annual rate of $126,100 in 2005.

Mr. Arseneaux

Mr. Arseneaux is an "at-will" employee of Beacon and was paid a salary at an annual rate of $114,300 in 2005.

Compensation of Directors

Our non-employee directors are compensated with a package that consists of both stock options and cash. All non-employee directors serving on the our Board of Directors receive a one-time grant of an option to purchase 100,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant.

The following table illustrates our directors' compensation:

	2005	2006	2007
Cash Retainer:	$10,000	$10,000	$10,000
Equity Retainer (common stock options):	50,000 shares	$50,000 (i)	$25,000 (i)
	1 year vest	3 year vest	3 year vest
Fees for Attending Board Meetings:	$2,000/meeting	$2,000/meeting	$2,000/meeting
	$ 500/call	$1,000/call	$1,000/call
Fees for Attending Meetings of Committees Of Which a Director Is a Member:	$ 500/meeting	$1,500/meeting	$1,500/meeting
	$ 500/call	$ 500/call	$ 500/call
Maximum Meeting Fees/Day:	N/A	Max. $3,500/day	Max. $3,500/day
Committee Chair Retainer:	$0	$2,500	$2,500
Audit Chair Retainer:	$0	$2,500	$10,000
Audit Member Premium:	$30,000	$30,000	$5,000

(i) In 2006 and 2007 directors will receive stock options with a value of $50,000 and $25,000 respectively. The number of options will be determined using the Black-Sholes model.

One of our directors, Mr. Stanton, served as a consultant to Beacon for services relating to the proposed plan of arrangement with NxtPhase T&D Corporation, which was terminated in November 2005. The aggregate compensation paid to Mr. Stanton for his consulting services was $86,000 of which Mr. Stanton paid Beacon $21,500 to reduce an outstanding loan balance. On August 5, 2005, Mr. Stanton surrendered options to purchase 76,752 vested shares of Common Stock, which were granted to him on October 13, 2004. Beacon gave Mr. Stanton credit for $100,544 as a result of this surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of the Common Stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by Beacon to Mr. Stanton. The last payment to Mr. Stanton for his consulting services was made on January 20, 2005.

Compensation Committee Interlocks and Insider Participation

The members of our Board of Directors’ Compensation Committee in 2005 were Jack P. Smith, Stephen P. Adik and Kenneth M. Socha. During or prior to our fiscal year ended December 31, 2005, none of these members was an officer or employee of Beacon, or its subsidiaries or, to our knowledge, had relationships requiring disclosure under the SEC rules. In making these statements, we have relied upon representations from our directors.

Compensation Committee Report

The Compensation Committee of our Board of Directors has the authority to set the compensation of our Chief Executive Officer and all other executive officers and makes the following report for the year 2005. The Compensation Committee has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation. The Compensation Committee administers our Third Amended and Restated 1998 Stock Incentive Plan and Employee Stock Purchase Plan. In addition, the Compensation Committee has responsibility for the review and approval of the Management Incentive Program(s) in effect for our Chief Executive Officer, executive officers and key employees each fiscal year. The committee consists of three independent, non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

General Compensation Philosophy

Beacon operates in the competitive and rapidly changing power technology industry. The Compensation Committee strives to maintain compensation programs that allow Beacon to respond to the competitive pressures within this industry. Our compensation philosophy is to offer compensation opportunities that are linked to our business objectives and performance, individual performance and contributions to our success and enhanced shareholder value. These compensation opportunities are intended to be competitive within the technology industry and enable us to attract, retain and motivate the management talent necessary to achieve our overall business objectives and ensure our long-term growth.

Compensation Components

It is the Compensation Committee's objective to have a substantial portion of each executive officer's compensation opportunity conditional ("at risk") upon our performance, as well as his or her contribution to our meeting our objectives and to design a total compensation and incentive structure to motivate and reward success, balancing short and long-term goals. Beacon's executive compensation program consists of three major components: (i) base salary; (ii) an annual management incentive bonus; and (iii) long-term incentives. The second and third elements constitute the "at risk" portion of our overall compensation program.

Base Salary

The Compensation Committee annually reviews each executive officer's base salary. The base salary for each officer reflects the salary levels for comparable positions in the industry and in published surveys. These surveys include companies with whom we compete for senior-level executives. In addition, the Compensation Committee considers the executive's individual performance and our success in achieving the annual business objectives. The committee exercises its judgment based upon the above criteria and does not apply a specific formula or assign a weight to each factor considered. The relative weight given to each factor varies with each individual in the sole discretion of the committee. Each executive officer's base salary is adjusted each year on the basis of (i) the Compensation Committee's evaluation of the officer's personal performance for the year and (ii) the competitive marketplace for persons in comparable positions. The Compensation Committee attempts to fix base salaries on a basis generally in line with base salary levels for comparable companies.

Annual Management Incentive Bonus

The annual management incentive bonus is the first "at risk" executive compensation element in our executive compensation program. At the beginning of each year, the Compensation Committee establishes objectives for the management incentive bonus program drawn from the fiscal year business plan approved by our Board of Directors. Additionally, at the beginning of each year, the committee establishes bonus award targets for the executive officers. The bonus plan has a threshold level of performance by Beacon that must be achieved before any bonuses are awarded. The bonus amounts payable to each executive officer are then determined by considering Beacon's performance and individual performance. In 2003 the committee established a restricted stock unit (RSU) plan that provides bonuses in the form of deferred stock in lieu of cash. Under this plan, executive officers, based on performance, receive RSUs that are converted into shares of Common Stock in the fiscal year following the fiscal year of performance.

Long-Term Incentive Program ("LTIP")

The LTIP is the second "at risk" element of our compensation program in which executive officers and all other employees participate. This program has consisted solely of stock options. The Compensation Committee views the granting of stock options as a significant method of aligning management's long-term interests with those of our stockholders, which brings into balance short- and long-term compensation with our goals, fostering the retention of key executive and management personnel and stimulating the achievement of superior performance over time. Awards to executives are based upon criteria that include an individual's position with Beacon, total compensation, unvested stock options, the executive's performance in the recent period, expected contributions to the achievement of our long-term performance goals, and competitive practice. The relative weight given to each of these factors will vary from executive to executive at the Compensation Committee's discretion. After giving consideration to the criteria deemed relevant by the committee, including prior option grants, the recommendations of management and a competitive analysis of our option program and overall compensation programs against the programs of companies of similar size and industry, the Compensation Committee will approve stock option grants to the executive officers. No stock options were issued to officers or employees in 2005. Information on unexercised stock options held by executive officers is listed in the summary Compensation Table set forth in the Aggregated Option Exercises in 2005 and FY-End Option Values at December 31, 2005 table on page 37. Stock options will be granted at exercise prices equal to the fair market value of the stock at the effective date of the grant, become exercisable in quarterly increments over three years and have a term of ten years.

Compensation of Chief Executive Officer

Our written employment agreement with F. William Capp, our Chief Executive Officer and President, expired on December 31, 2004. Following such expiration, Mr. Capp has been an "at-will" employee of Beacon. Mr. Capp receives competitive compensation and regular benefits in effect for our senior executives. Mr. Capp's base salary will be reviewed annually and adjusted as determined on the same basis as other senior executives of Beacon, based on the factors noted above in "Compensation Committee Report - Base Salary".

Employee Stock Purchase Plan

The Compensation Committee administers our Employee Stock Purchase Plan, which qualifies under Section 423 of the Internal Revenue Code and permits substantially all of our employees to purchase shares of Common Stock. Participating employees may purchase Common Stock at a purchase price equal to 85% of the lower of the fair market value of the Common Stock at the beginning of an offering period or on the exercise date. Employees may designate up to 15% of their base compensation for the purchase of Common Stock under this plan. Our executive officers are eligible to participate in this program, subject to any applicable tax laws.

Retirement Plan

We maintain a plan that complies with the provisions of Section 401(k) of the Internal Revenue Code. Substantially all U.S. employees are eligible to participate in this plan, and eligibility for participation commences upon hiring. Our executive officers are eligible to participate in this program, subject to any applicable tax laws. Each participant in the plan may elect to contribute a percentage of his or her annual compensation to the plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. We match employee contributions at a rate of 50% up to the first 6% of the employee's contributions. We may also elect to make a profit-sharing contribution at the discretion of our Board of Directors. Employee contributions are fully vested. Our matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter.

Compliance with Internal Revenue Code Section 162(m)

In general, Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Our Third Amended and Restated 1998 Stock Incentive Plan is structured so that any compensation deemed paid in connection with the exercise of option grants made under this plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation and will not be subject to the $1 million limitation. Cash and other non-performance based compensation paid to our executive officers for fiscal 2005 did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to our executive officers will exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to our executive officers. The committee will reconsider this decision should the individual cash compensation of any executive officer ever approach $1 million.

It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align Beacon's performance and the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short- and long-term.

Submitted by the Compensation Committee:

Jack P. Smith, Chair

Stephen P. Adik

Kenneth M. Socha

Performance Graph

The line graph below compares the cumulative total stockholder return for the past five years through the year ended December 31, 2005 of our common stock against the cumulative total return of the NASDAQ Stock Market Index and the Dow Jones Utility Index for the same period. The graph and table assume that $100 was invested on January 1, 2001, in each of our common stock, the NASDAQ Stock Market Index and the Dow Jones Utility Index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

*	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 6, 2006, certain information concerning the ownership of shares of our common stock by:

•	each person or group that we know beneficially owns more than five percent of the issued and outstanding shares of common stock;
•	each director;
•	our Named Executive Officers; and
•

all of our directors and executive officers as a group. Except as otherwise indicated, each person named has sole investment and voting power with respect to his, her or its shares of common stock shown.

	Shares Beneficially Owned
Beneficial Owner	Number (1)	Percent of Class
F. William Capp (2)	1,953,659	3.3%
James M. Spiezio (9)	911,870	1.5%
Matthew L. Lazarewicz (10)	968,587	1.6%
James Arseneaux (12)	265,853	*
Richard Hockney (11)	217,573	*
Stephen P. Adik (3)	170,833	*
John C. Fox (4)	54,168	*
Jack P. Smith (5)	204,139	*
Kenneth M. Socha (6)	185,000	*
William E. Stanton (7)	119,248	*
Lisa W. Zappala (8)	125,000	*

5% Stockholder:
Perseus Capital, L.L.C. (13)	5,585,714	9.2%
2099 Pennsylvania Avenue, NW 900
Washington, DC 20006

All directors and executive officers as a group (9 persons)	5,175,931	8.3%

*	Less than 1%.

(1)

The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to those securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 6, 2006 through the exercise of any warrant, stock option or other right. The inclusion in this joint proxy statement of these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. The number of shares of Beacon common stock outstanding used in calculating the percentage for each listed person includes the shares of Beacon common stock underlying warrants or options held by that person that are exercisable or convertible within 60 days of April 6, 2006, but excludes shares of Beacon common stock underlying warrants or options held by any other person.

(2)	Includes 1,500,000 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(3)	Includes 170,833 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(4)

Includes 54,168 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006. Includes an aggregate of 239,168 shares of common stock issuable upon the exercise of options held for the benefit of Perseus, L.L.C., of which Mr. Fox is a Managing Director. Mr. Fox disclaims beneficial ownership of all the shares of common stock held by Perseus, L.L.C., other than shares in which he may have a pecuniary interest.

(5)	Includes 204,139 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(6)

Includes 185,000 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006. Includes an aggregate of 239,168 shares of common stock issuable upon the exercise of options held for the benefit of Perseus, L.L.C., of which Mr. Socha is a Senior Managing Director. Mr. Socha disclaims beneficial ownership of all the shares of common stock held by Perseus, L.L.C., other than shares in which he may have a pecuniary interest.

(7)

Includes 118,248 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006. Includes 1,000 shares of our common stock held by Mr. Stanton's wife. Mr. Stanton disclaims beneficial ownership over these shares.

(8)	Includes 125,000 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(9)	Includes 683,333 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(10)	Includes 646,666 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(11)	Includes 153,000 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(12)	Includes 241,250 shares of common stock issuable upon the exercise of stock options, which may be exercised on or before June 5, 2006.

(13)	Includes 2,133,333 shares of common stock issuable upon exercise of warrants held for the benefit of Perseus, L.L.C. and its affiliates.

Equity Compensation Plan Information

The following table gives information about equity awards under our stock option plan and employee stock purchase plan, as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,481,803	$ 1.18	14,888,260
Equity compensation plans not approved by security holders	100,000	$ 1.24	--
Total	5,581,803	$ 1.18	14,888,260

For additional information concerning our equity compensation plans, see discussion in footnotes 8, 9 and 10 to our consolidated financial statements, Stock Options, Employee Stock Purchase Plan and Restricted Stock Units.

Item 13.	Certain Relationships and Related Transactions

Investment Agreement

Beacon, Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C. entered into an Investment Agreement dated as of April 22, 2005 whereby (i) we agreed to issue and sell to Perseus 2000 Expansion 1,675,643 shares of our Common Stock and issue a warrant to Perseus 2000 Expansion for the purchase of 800,000 shares of our Common Stock (the "Initial Issuance"), (ii) we agreed to extend the term of our Class F warrant issued to Perseus Capital by two years so that it expires on May 23, 2007 rather than on May 23, 2005 (the "Extended Warrant"), (iii) Perseus 2000 Expansion agreed, to purchase on demand additional shares of our Common Stock having a maximum aggregate value of $1,500,000 at $0.84 per share (the "Call Option") and (iv) Perseus 2000 Expansion was granted the option to assign to us its right to make a maximum investment of $1,500,000 in NxtPhase, to be made in three tranches (the "NxtPhase Investment Option"), which was granted in connection with a Preferred Stock Purchase Agreement among NxtPhase and certain of its existing Class A preferred shareholders. On May 24, 2005, the Initial Issuance was completed and the Extended Warrant was issued. In the case of the NxtPhase Investment Option, Perseus 2000 Expansion purchased shares of our Common Stock at $0.84 per share and we used the proceeds to purchase shares of NxtPhase Class A preferred shares at the price per share.

We closed the transactions contemplated by the Initial Issuance and the Extended Warrant on May 24, 2005. The Call Option was exercised and the transaction closed on July 26, 2005. We issued to Perseus 2000 Expansion 1,785,714 shares of our Common Stock in connection with the Call Option.

Perseus 2000 Expansion exercised the NxtPhase Investment Option; the first tranche of the investment closed on June 13, 2005 and the second tranche closed on July 21, 2005. On each of these two closings, we issued to Perseus 2000 Expansion 595,238 shares of our Common Stock and a warrant to purchase 138,636 shares of our Common Stock, and NxtPhase issued to us 111,111 shares of its Class A preferred stock. With respect to the third tranche, Perseus 2000 Expansion did not exercise the NxtPhase Investment Option and instead, purchased NxtPhase Class A preferred shares directly from NxtPhase on August 29, 2005. The NxtPhase Investment Option required us to purchase NxtPhase Class A preferred shares using the funds received from Perseus 2000 Expansion.

On November 22, 2005, Beacon and NxtPhase terminated the plan of arrangement and we transferred our NxtPhase Class A preferred shares to Perseus 2000 Expansion and Perseus 2000 Expansion transferred back to Beacon its Beacon Common Stock issued in connection with the NxtPhase Investment Option.

In connection with this Perseus financing, we entered into a Registration Rights Agreement for the registration of the shares of our Common Stock issuable. On December 8, 2005, we filed a Form S-3 Registration Statement registering these shares.

Advances to Certain Officers

During 2001, we advanced approximately $565,000 to William E. Stanton, a member of our board of directors, a consultant to us and our former Chief Executive Officer and President. This advance was interest bearing and secured by Mr. Stanton's holdings of our common stock and options and was paid to him to allow the exercise of stock options and the payment of related taxes. Through December 31, 2004, we collected approximately $464,000 in principal payments on this advance. The balance of this loan as of December 31, 2004 was $100,544. On August 5, 2005, Mr. Stanton surrendered options to purchase 76,752 shares of common stock, which were granted to him on October 13, 2004. We gave Mr. Stanton credit for $100,544 as a result of such surrender, which equaled the excess of the value of the shares issuable upon exercise of the options, based on the mid-point of the high and the low trading prices per share of our common stock on August 5, 2005, over the exercise price of the options, to repay in full the outstanding principal of and interest on the loan advanced by us to Mr. Stanton as described above.

Mr. Stanton also serves as a consultant to us for services relating to the proposed plan of arrangement with NxtPhase prior to its termination. The aggregate compensation paid to Mr. Stanton for consulting services was $86,000, of which, Mr. Stanton paid Beacon $21,500 to reduce his outstanding loan balance. The last payment to Mr. Stanton for consulting services was made on January 20, 2005.

Indemnification Agreements with Our Directors and Officers

We have entered into indemnification agreements with our directors and officers. Subject to certain limited exceptions, under these agreements, we will be obligated, to the fullest extent not prohibited by the Delaware General Corporation Law, to indemnify such directors and officers against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they were Beacon directors or officers. We also maintain liability insurance for our directors and executive officers in order to limit our exposure to liability for indemnification of our directors and executive officers.

Item 14.	Principal Accounting Fees and Services

We have engaged Miller Wachman, LLP (“Miller Wachman”) as our independent registered public accounting firm since October 29, 2004, and had engaged Deloitte & Touche, LLP (“Deloitte”) since before our initial public offering in November 2000 through the date of their resignation, August 27, 2004. Our most recent fiscal audit was performed by Miller Wachman.

Principal accounting fees billed during 2004 and 2003 are as follows:

	Miller Wachman		Deloitte		Total
	2005	2004	2005	2004	2005	2004
Audit Fees	$ 94,959	$ 75,000	$ --	$ 22,590	$ 94,959	$ 97,590
Audit-Related Fees	105,000	--	--	--	105,000	--
Tax Fees	10,000	10,000	--	--	10,000	10,000
All Other Fees	--	--	--	--	--	--
Total Fees	$ 209,959	$ 85,000	$ --	$ 22,590	$ 209,959	$ 107,590

Audit Fees

The aggregate audit fees billed by Miller Wachman for the fiscal year ended December 31, 2005 and 2004 were $94,959 and $75,000, respectively, and the aggregate audit fees billed by Deloitte for the fiscal year ended December 31, 2005 and 2004 were $0 and $22,590, respectively. These fees include amounts for the audit of our consolidated annual financial statements and the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, including related services such as attest services and consents.

Audit-Related Fees

Audit-related fees billed in the amount of $105,000 and $0 during the fiscal years ended December 31, 2005 and 2004, respectively, were paid to Miller Wachman to perform a re-audit of our financial statements from the date of inception through December 31, 2003. We engaged these audits to simplify our financial reporting and regulatory filing process by removing the need to obtain consent from our predecessor auditor.

Tax Fees

The aggregate fees billed by Miller Wachman for tax services rendered during the fiscal years ended December 31, 2005 and 2004, respectively, were $10,000 and $10,000, respectively. These fees were for the preparation and filing of the 2004 income tax return and developing estimated payments for 2005 income taxes.

All Other Fees

Other than the services performed above, there were no other fees billed for 2005 and 2004.

Audit Committee Pre-Approval Requirements

The charter of our Audit Committee provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934 and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2005 were pre-approved pursuant to the procedures outlined above.

2. Financial Statement Schedules

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

3. Exhibits

The exhibits are listed below under Part IV, Item 15(c) of this report.

(c )	Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

3.3	(16)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.

4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.

4.3	(4)	Form of specimen stock certificate.

10.1.1	(1)

Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.

10.1.2	(15)	Third Amended and Restated 1998 Stock Incentive Plan of the Company.

10.1.3	(16)	Form of Incentive Stock Option Agreement of the Company.

10.1.4	(16)	Form of Non-Qualified Stock Option Agreement of the Company.

10.1.5	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.

10.1.6	(15)	Employee Stock Purchase Plan of the Company.

10.1.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

10.1.8	(1)	Lease dated July 14, 2000 between the Company and BCIA New England Holdings LLC.

10.1.9	(5)	Form of Director and Officer Indemnification Agreement of the Company.

10.1.10	(10)	Employment Agreement dated October 25, 2002 between the Company and James M. Spiezio.

10.1.11	(16)	Form of Restricted Stock Unit Agreement of the Company.

10.1.12	(6)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.

10.1.13	(7)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.

10.1.14	(8)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.

10.1.15	(9)	Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus 2000 Expansion, L.L.C.

10.1.16	(9)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus Capital, L.L.C.

10.1.17	(9)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.

10.1.18	(10)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.

10.1.19	(11)	Agreement dated October 7, 2005 between the Company and the Air Force Research Laboratory.

10.1.20	(12)

Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.

10.1.21	(12)	Form of Warrant of the Company issued pursuant to the November 2005 financing.

14.1	(13)	Corporate Code of Conduct dated October 15, 2001.

16.1	(14)	Letter dated October 20, 2004 from Deloitte & Touche LLP to the Company.

21.1	(16)	Subsidiaries of the Company.

23.1	(16)	Consent of Miller Wachman LLP.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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
(16) Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 001-16171).
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

By: _/s/ F. William Capp

F. William Capp

President and Chief Executive Officer

Date: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

_/s/ F. William Capp __	President and Chief Executive Officer, and Director
F. William Capp	(Principal Executive Officer)	April 28, 2006

/s/ James M. Spiezio __	Vice President of Finance, Chief Financial Officer, Treasurer and
James M. Spiezio	Secretary (Principal Financial Officer)	April 28, 2006

/s/ Stephen P. Adik __
Stephen P. Adik	Director	April 28, 2006

/s/ John C. Fox __
John C. Fox	Director	April 28, 2006

/s/ Jack P. Smith ____
Jack P. Smith	Director	April 28, 2006

/s/ Kenneth M. Socha __
Kenneth M. Socha	Director	April 28, 2006

/s/ William E. Stanton __
William E. Stanton	Director	April 28, 2006

/s/ Lisa P. Zappala __
Lisa P. Zappala	Director	April 28, 2006