Form 10-Q
period 2006-03-31
BEACON POWER CORP
filed 2006-05-09
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

--------------------------------------

FORM 10-Q

--------------------------------------

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ____ No __X__

The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of May 1, 2006 was 58,412,130.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Table of Contents

Page

PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2005 (audited).	1

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006

and 2005 and for the period from May 8, 1997 (date of inception) to March 31, 2006.	2

Unaudited Consolidated Statements of Cash Flows for three months ended March 31, 2006
and 2005 and for the period from May 8, 1997 (date of inception) to March 31, 2006.	3

Notes to Unaudited Consolidated Financial Statements.	5-11

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.	12-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4. Controls and Procedures.	19

PART II. Other Information

Item 1. Legal Proceedings.	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3. Defaults Upon Senior Securities.	20
Item 4. Submission of Matters to a Vote of Security Holders.	20
Item 5. Other Information.	20
Item 6. Exhibits.	21

Signatures	24

1

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2006 (unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$ 12,546,304	$ 13,890,162
Accounts receivable, trade, net	358,822	588,440
Unbilled costs on contracts in progress	36,811	437,759
Prepaid expenses and other current assets	679,480	777,385
Total current assets	13,621,417	15,693,746
Property and equipment, net	191,067	212,296
Restricted cash	219,568	219,568
Total assets	$ 14,032,052	$ 16,125,610
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 158,866	$ 137,290
Accrued compensation and benefits	396,371	151,318
Other accrued expenses	877,391	844,742
Advance billings on contracts	148,331	74,820
Accrued contract loss	193,280	548,614
Restructuring reserve	621,954	713,469
Total current liabilities	2,396,193	2,470,253

Commitments (Note 5)

Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized
no shares issued or outstanding	--	--
Common stock, $.01 par value; 110,000,000 shares authorized;
58,700,036 and 58,700,036 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	587,000	587,000
Deferred stock compensation	(602,856)	(1,063,145)
Additional paid-in-capital	153,431,705	153,089,842
Deficit accumulated during the development stage	(141,067,151)	(138,245,501)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders' equity	11,635,859	13,655,357
Total liabilities and stockholders' equity	$ 14,032,052	$ 16,125,610

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2006	2005	2006
Revenue	$ 288,595	$ 636,134	$ 2,363,136
Cost of goods sold	244,925	670,507	3,840,453
Gross profit	43,670	(34,373)	(1,477,317)
Operating expenses:
Selling, general and administrative	1,929,532	1,172,379	38,590,641
Research and development	1,061,445	486,238	57,428,158
Loss on sales and contract commitments	--	547,707	1,905,408
Depreciation and amortization	21,229	18,191	4,242,226
Restructuring charges	--	--	2,159,280
Loss on impairment of assets	--	--	4,663,916
Total operating expenses	3,012,206	2,224,515	108,989,629
Loss from operations	(2,968,536)	(2,258,888)	(110,466,946)
Other income (expense):
Interest income	145,504	14,888	4,190,423
Interest expense	--	--	(1,093,703)
Gain on sale of investment	--	--	3,562,582
Other income (expense)	1,382	(1,000)	(253,314)
Total other income (expense), net	146,886	13,888	6,405,988
Net loss	(2,821,650)	(2,245,000)	(104,060,958)
Preferred stock dividends	--	--	(36,825,680)
Accretion of convertible preferred stock	--	--	(113,014)
Loss to common shareholders	$(2,821,650)	$(2,245,000)	$ (140,999,652)
Loss per share, basic and diluted	$ (0.05)	$ (0.05)
Weighted-average common shares outstanding	58,700,036	43,792,791

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$ (2,821,650)	$ (2,245,000)	$ (104,060,957)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	21,229	18,191	4,242,227
Loss on sale of fixed assets	--	--	196,169
Impairment of assets	--	--	4,532,027
Restricted cash	--	--	(219,568)
(Expenses paid) restructuring charge	(91,515)	(85,886)	621,954
Interest expense relating to issuance of warrants	--	--	371,000
Non-cash charge for change in option terms	--	--	346,591
Non-cash charge for settlement of lawsuit	--	--	303,160
Amortization of deferred consulting expense, net	--	--	1,160,784
Amortization of deferred stock compensation	460,289	278,010	3,096,865
Options and warrants issued for consulting services	--	--	1,585,654
Services and interest expense paid in preferred stock	--	--	11,485
Gain on sale of investments	--	--	(3,562,582)
Stock-based compensation	341,863	--	341,863
Changes in operating assets and liabilities:
Accounts receivable	229,618	51,210	(358,822)
Inventory	--	222,593	--
Unbilled costs under government contracts	400,948	(416,705)	(36,811)
Prepaid expenses and other current assets	97,905	217,738	(779,140)
Accounts payable	21,576	(204,242)	158,866
Accrued compensation and benefits	245,053	66,090	396,371
Advance billings on contracts	73,511	--	148,331
Accrued interest	--	--	275,560
Accrued loss on contract commitments	(355,334)	320,646	193,280
Other accrued expenses and current liabilities	32,649	72,627	886,061
Net cash used in operating activities	(1,343,858)	(1,704,728)	(90,149,632)
Cash flows from investing activities:
Purchase of investments	--	--	(1,190,352)
Sale of investments	--	--	4,752,934
Increase in other assets	--	--	(412,072)
Purchases of property and equipment	--	(36,860)	(8,494,404)
Sale of property and equipment	--	--	198,597
Net cash used in investing activities	--	(36,860)	(5,145,297)
Cash flows from financing activities:
Initial public stock offering, net of expenses	--	--	49,341,537
Private stock offering, net of expenses	--	--	17,108,477
Payment of dividends	--	--	(1,159,373)
Shares issued under employee stock purchase plan	--	--	132,065
Exercise of employee stock options	--	5,833	2,149,222
Cash paid for financing costs	--	(26,838)	--

Issuance of preferred stock	--	--	32,868,028
Repayment of subscription receivable	--	--	5,000,000
Proceeds from capital leases	--	--	495,851
Repayment of capital leases	--	--	(1,031,395)
Repurchase company stock	--	--	(613,179)
Proceeds from notes payable issued to investors	--	--	3,550,000
Net cash provided by (used in) financing activities	--	(21,005)	107,841,233
(Decrease) increase in cash and cash equivalents	(1,343,858)	(1,762,593)	12,546,304
Cash and cash equivalents, beginning of period	13,890,162	5,097,188	--
Cash and cash equivalents, end of period	$ 12,546,304	$ 3,334,595	$ 12,546,304
Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ --	$ 488,126
Cash paid for taxes	$ --	$ --	$ 32,750
Assets acquired through capital lease	$ --	$ --	$ 535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business.

Beacon Power Corporation (the "Company", "Beacon", “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation. Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting energy kinetically. During 2000 we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses, and during 2005 we raised approximately $17 million in private equity. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of March 31, 2006, had an accumulated deficit of approximately $141 million. We are focused on the development and commercialization of our Smart Energy Matrix flywheel system for frequency regulation and completion of our research and development contracts. This ongoing research and development will require substantial additional outlays of capital.

We do not expect to become profitable or cash flow positive until at least 2009 and must raise additional equity to execute our business plan and continue as a going concern. Based on our planned cash usage rates we believe that we have adequate cash to fund operations into the first quarter of 2007. We expect to raise capital to execute our business plan by issuing and selling additional common stock in an equity financing later this year.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. We suggest that these consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A, for the year ended December 31, 2005. In our management’s opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we have had minimal revenues, and incurred significant losses of approximately $141 million, since our inception including losses during the three months ending March 31, 2006 of $2.8 million. We have approximately $12,546,000 of cash and cash equivalents on hand at March 31, 2006. Since our operating cash requirements far exceed the cash generated from operations, we may be unable to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation. Our other subsidiary, Beacon Acquisition Co. was inactive in 2005 and was dissolved in January 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss Per Share – Basic and Diluted

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

Stock-Based Compensation.

During the first quarter of 2006, we adopted the provisions of and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

Other than those noted above, there have been no significant additions to or changes in our accounting policies since December 31, 2005. For a complete description of our accounting policies, see Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Note 3. Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a bad debt reserve as follows:

	March 31,	December 31,
	2006	2005
Accounts receivable, trade	$ 372,052	$ 601,669
Reserve for uncollectible accounts	(13,230)	(13,230)
Accounts receivable, trade, net	$ 358,822	$ 588,440

Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At both, March 31, 2006 and December 31, 2005 we had approximately $49,000 of holdbacks in our accounts receivable balance. These holdbacks are payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contract, and therefore have not recorded any reserve against these amounts.

Note 4. Property and Equipment

Details o	f our property and equipment follows:

	Estimated
	Useful	March 31,	December 31,
	Lives	2006	2005
Machinery and equipment	5 years	$ 570,424	$ 570,424
Service vehicles	5 years	16,762	16,762
Furniture and fixtures	7 years	255,940	255,940
Office equipment	3 years	1,433,947	1,433,947
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	918,285	918,285
Total		$ 3,728,710	$ 3,728,710
Less accumulated depreciation and amortization		(3,537,643)	(3,516,414)
Property and equipment, net		$ 191,067	$ 212,296

Note 5. Commitments and Contingencies

The following table summarizes our commitments at March 31, 2006:

	Nine months ending December 31,	Year ending December 31,
Description of Commitment	2006	2007	Thereafter	Total
Operating leases	397,059	397,059	--	794,118
Purchase obligations	1,030,000	--	--	1,030,000
Total Commitments	1,427,059	397,059	--	1,824,118

We lease office, light manufacturing and assembly space under an operating lease through September 30, 2007. At March 31, 2006, we had provided the lessor with an irrevocable letter of credit securing our performance under this lease with a balance of $219,568 which is reduced annually during the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

At March 31, 2006 we had firm, non-cancelable purchase commitments with our suppliers to acquire components for the development of the Smart Energy Matrix and to satisfy contractual obligations for our research and development programs in the amount of approximately $1,030,000.

Legal Proceedings.

We may be subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties. A loss contingency is recorded as a liability in the consolidated financial statements when it is both, (i) probable or known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

Note 6. Restructuring and Asset Impairment Charges.

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

At March 31, 2006, the restructuring reserves are as follows:

	Three months ended March 31,
	2006	2005
Beginning balance	$ 713,469	$ 1,062,644
Charges for the period	--	--
Payments	(91,515)	(85,886)
Ending balance	$ 621,954	$ 976,758

Note 7. Stock Warrants

The following schedule shows warrants outstanding as of March 31, 2006:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
Class F extended	5/23/2000	5/23/2007	$ 2.25	1,333,333
April, 2005 Financing	5/24/2005	5/24/2010	$ 1.008	800,000
November, 2005 Financing	11/8/2005	11/8/2010	$ 2.21	2,960,527
Total warrants outstanding				5,093,860

We have outstanding three series of warrants to purchase Beacon common stock. The exercise price and the number of shares of our common stock to be issued upon exercise of the warrants will be adjusted under certain circumstances, including:

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

Class F Preferred Stock Financing Warrant

The warrant, originally issued in connection with our Class F Preferred Stock financing, is exercisable for 1,333,333 shares of our common stock at an exercise price of $2.25 per share. In connection with the Investment Agreement among us, Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C. dated April 22, 2005, we extended, by two years, the term of the warrant. The holder of this warrant, Perseus Capital, L.L.C., may exercise the warrant at any time prior to its expiration on May 23, 2007.

April 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock, at an exercise price of $1.008.

November 2005 Financing Warrants

As part of a financing transaction, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten “accredited investors.” Each warrant is exercisable for a period of five years and the per share exercise price for the warrant shares is $2.21.

Note 8. Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended Restated 1998 Stock Incentive Plan provides for the granting of stock options to purchase up to 23,000,000 shares of our common stock. Options may be granted to our employees, officers, directors and consultants. Under the terms of the option plan, incentive stock options ("ISOs") are to be granted at fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors. ISOs and NSOs generally vest ratably over a period of one to three years from the grant date and are granted for terms of up to 10 years. Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. At March 31, 2006 we had 12,632,907 shares reserved for issuance under this plan.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to participate in the plan and to purchase shares of our common stock at a discount through payroll deductions. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date. Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan. The ESPP provides for the purchase of up to 2,000,000 shares of our common stock. At March 31, 2006, we had 1,877,853 shares reserved for issuance under this plan.

Restricted Stock Unit Plan

Our restricted stock unit (RSU) plan was established under our Third Amended Restated 1998 Stock Incentive Plan to align and motivate our employees to (i) achieve key product development milestones and thus create stockholder value, (ii) retain key employees by providing bonuses to our employees and (iii) conserve cash by paying out bonuses in the form of deferred stock units in lieu of cash. Under this plan, participants, based on performance, receive RSUs that are automatically converted into shares of common stock in four quarterly tranches in the fiscal year following the year of performance once certain quarterly vesting dates are met.

Stock Option Plan Schedules

Stock option activity for the first three months of 2006 is as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2005	5,581,803	1.18
Granted	377,500	1.74	$ 1.17
Exercised	--	--
Canceled, forfeited or expired	--	--
Outstanding, March 31, 2006	5,959,303	1.21

The following table summarizes information about stock options outstanding at March 31, 2006:

		Weighted-		Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average		Average
	of Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	of Options	Price
$.255-$.74	3,339,886	8.34	$0.70	3,339,886	$0.70
$.87 - $1.24	1,284,896	5.60	$0.92	1,284,896	$0.92
$1.54-$2.19	877,271	8.50	$1.98	313,305	$2.12
$2.50-$3.10	130,000	4.17	$2.64	130,000	$2.64
$4.10-$5.27	222,250	4.92	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	4.56	$6.40	105,000	$6.40

Stock Compensation

Beginning on January 1, 2006, we adopted SFAS 123R. See Note 2 for a description of our adoption of SFAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our stock price volatility, expected life of the option, risk-free interest rate and expected dividends, if any.

We estimate the volatility of our common stock by using historical volatility. We estimate the expected term and use a risk-free interest rate based on U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods. All stock-based payment awards are amortized as they are earned over the requisite service periods of the awards, which are generally the vesting periods.

Prior to the adoption of SFAS 123R, we recognized the estimated compensation cost of restricted stock units over the vesting term. The estimated compensation cost is based on the fair value of our common stock using the closing stock price on the last day of the fiscal year in which the compensation is earned. We will continue to recognize the compensation cost, net of estimated forfeitures, over the vesting term.

The assumptions used to value stock option grants for the quarter ended March 31, 2006 are as follows:

Three months ended March 31,
2006
Risk-free interest rate	4.68% - 4.77%
Expected life of option	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%
Assumed volatility	107% - 108%
Expected forfeitures	10%

Total stock-based compensation expense as a result of FAS 123R recognized on our consolidated statement of operations for the quarter ended March 31, 2006 is as follows:

Three months ended March 31,
2006
Selling, general and administrative	265,884
Research and development	75,979
Total	341,863

For comparison purposes, the following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123R at that time:

Three months ended March 31,
2005
Net loss to common shareholders as reported	$ (2,245,000)
Pro forma compensation expense	82,686
Net loss--pro forma	$ (2,327,686)
Loss per share--as reported	$ (0.05)
Loss per share--pro forma	$ (0.05)

As of March 31, 2006, there was approximately $456,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants. Additionally, as of March 31, 2006, there was $603,000 of unamortized deferred compensation, related to our restricted stock unit program, which will be recognized over the remainder of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements:

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, our expected future revenues, operations and expenditures and estimates of the potential markets for our products and services. Such statements made may fall within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these projections due to a number of factors as discussed in the section entitled "Risk Factors" of this Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and judgments that may significantly affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates our estimates and assumptions including, but not limited to, those related to revenue recognition, asset impairments, inventory valuation, warranty reserves and other assets and liabilities. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

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

Research and Development Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” in our balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.” Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

All of our research and development contracts are subject to cost review by the respective government agencies. Our reported results from these contracts could change adversely as a result of these reviews.

Loss on Contract Commitments

Each quarter, we perform an evaluation of expected costs to complete our in-progress contracts that we account for using the percentage-of-completion method. In the event that the total expected costs to complete a contract exceed the expected total contract revenue, we immediately record a loss on the contract to the extent that the expected loss exceeds the expected revenue from the contract.

Warranty Reserves

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a 100% valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

Long-Lived Assets

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

Overview

Our initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunica-tions applications. With the collapse of the telecommunications market, which began in 2001, we recognized that our Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not a means to produce meaningful revenues. With that recognition, we initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving our intellectual properties and maintaining the integrity of our public company requirements while evaluating all potential product markets for our technologies and considering acquisitions or mergers that could lead to increased shareholder value. We have:

(i)

identified promising applications for our Smart Energy Matrix design in the electric utility power grid marketplace. In 2005 we were awarded development contracts by CEC and NYSERDA to demonstrate the viability of our flywheel technologies for frequency regulation by grid operators. The demonstrations are one-tenth-power prototype of the Smart Energy Matrix. Both units are installed and operational, validating the capability of our systems ability to provide frequency regulation services to the electricity grid;

(ii)

pursued additional development and design contracts for a variety of flywheel-related applications for federal agencies. We have been successful in obtaining contracts and are continuing our efforts to obtain additional research and development funding; and

(iii)

introduced the Smart Power M5 inverter system into the renewable energy market in December 2003. We have not been able to gain market share with this product and have slowed development of further inverter products but are continuing to offer the product for sale through a distribution network. Although we are continuing to support the product, we do not believe that inverters will be a significant portion of our business going forward.

We must raise additional funds to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we estimate that we have sufficient cash to fund operations through approximately the first quarter of 2007. We need to obtain additional investments during 2006 to fund:

•	ongoing research and development of the 25kWh flywheel and the Smart Energy Matrix;
•	ramp up of our manufacturing and assembly capacity;
•	continuing as a going concern;
•	working capital requirements; and
•	developing new business.

We are continuing to develop the 25kWh flywheel system, which is the core component of the Smart Energy Matrix. In order to complete development of the Smart Energy Matrix and field a full-scale one megawatt prototype we will need to raise $20 to $30 million of additional working capital.

As part of our new business development, we will continue to evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through March 31, 2006, we have incurred losses of approximately $141 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

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

Revenues

We have been awarded fixed price research and development contracts from government agencies and are pursuing similar contracts from other government agencies. We have determined that we will recognize revenues using the percentage of completion method for such contracts. We are continuing to evaluate markets for our flywheel systems but we have not recognized revenues from these products. We have placed development prototype flywheels with potential customers and shipped pre-production units. These flywheel products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies. We sell our Smart Power M5 inverter system in the solar renewable energy market through domestic distributors who in turn sell our products to installers who then make sales to residential homeowners or commercial customers. We will recognize revenues on our inverter products when they are sold by our distributors to their customers. Although we are continuing to support our inverter product, we do not believe that inverters will be a significant portion of our business going forward and we are uncertain as to when or at what price we will be able to sell the reminder of our inventories.

Cost of Goods Sold

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

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. In 2006 we added a director of business development to investigate additional applications for our technologies. We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products. We continue to rely on our engineering personnel to provide technical specifications and product overviews to our potential customer base. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. In 2005 we incurred significant non-recurring professional expenses relating to the failed attempt to acquire NxtPhase T&D Corporation and our fundraising efforts. We expect our selling, general and administrative expenses to increase in 2006 over 2005 due primarily to the implementation and reporting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, fundraising activities, marketing and business development expenses associated with flywheel products and compensation costs associated with equity based compensation.

Research and Development

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

Loss on Contract Commitments

We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred. We recorded a $1.5 million charge during 2005 for anticipated losses on our research and development contracts. We did not accrue such losses during 2004. We will most likely recognize probable losses on contract commitments early in a product’s introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. On government contracts, we will, on a quarterly basis, evaluate our estimated costs to complete and establish reserves when appropriate.

Restructuring and asset impairment charges

We did not recognize any asset impairment charges in 2005 or 2004.

Depreciation and Amortization

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

Interest and Other Income/Expense, net

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

Results of Operations

Comparison of Year ended March 31, 2006 and 2005

	Three months ended March 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$ 289	$ 636	$ (347)	55%
Cost of goods sold	245	671	(426)	63%
Gross margin	44	(35)	79	226%
Selling, general and administrative	1,930	1,172	758	65%
Research and development	1,061	486	575	118%
Loss on sales and contract commitments	--	548	(548)	100%
Depreciation and amortization	21	18	3	17%
Interest and other income, net	147	14	133	950%
Net loss	(2,822)	(2,245)	(577)	26%

Revenue

In the first quarter of 2006 we recorded revenue from flywheel related research and development contracts calculated using the percentage of completion method of approximately $244,000 and recorded $45,000 from the sale of Smart Power M5 inverter systems and related products. In the first quarter of 2005 we recorded research and development contract revenue of approximately $620,000 and approximately $16,000 from the sale of our Smart Power M5 inverter systems and related products. Contract revenue was lower in 2006 compared to 2005 by approximately $376,000 or 61% primarily the result of the completion of the majority of the milestones on our CEC and NYSERDA contracts in 2005 offset by higher inverter revenues of approximately $29,000.

Cost of Goods Sold

Cost of goods sold in the first quarter of 2006 includes costs incurred in performance of our research and development contracts calculated using the percentage of completion method in the amount of approximately $243,000 and the cost of materials, labor, overheads and warranty accruals for inverter products sold in the amount of approximately $2,000. In 2005, cost of goods sold included costs for our flywheel development contracts in the amount of approximately $617,000, and materials, labor and warranty accruals for shipments of our Smart Power M5 inverter product sold in the quarter of approximately $6,000.

Selling, General and Administrative Expense

Amount
(in thousands)
Three months ended March 31, 2005	$ 1,172
Increases:
Merit increases, new hires, bonus accrual	284
Stock compensation	266
Legal & audit	74
Public company expenses (including SOX 404)	73
Other	33
Office equipment upgrades	28
Three months ended March 31, 2006	$ 1,930

The increase in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 of approximately $758,000 or 65% was primarily the result of additional employee costs of $284,000, expensing stock compensation due to the implementation of FAS 123R of approximately $266,000, higher legal and audit expenses of $74,000, additional public company expense of $73,000 primarily relating to our preparations for the requirements of Section 404 of the Sarbanes Oxley Act of 2002, office equipment upgrades of approximately $28,000 and other various items of $33,000. We expect our selling, general and administrative expenses to be somewhat higher in the remainder of 2006 than over the same period in 2005 due primarily to stock option expensing, additional costs expected in the implementation and reporting expenses associated with compliance with Section

404 of the Sarbanes-Oxley Act of 2002, fundraising activities and increased marketing and business development expenses associated with flywheel products.

Research and Development Expense

Amount
(in thousands)
Three months ended March 31, 2005	$ 486
Decreases:
Engineering and manufacturing overheads applied	(144)
Increases:
Expense materials	221
Merit increases, new hires, bonus accrual	206
Consultants	90
Stock compensation	76
Research software	54
Facility costs	47
Recruiting	25
Three months ended March 31, 2006	$ 1,061

The increase in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 of approximately $575,000, or 118%, is primarily due to increased expenses for development materials of approximately $221,000, additional employee costs of $206,000, increased usage of consultants of $90,000, FAS123R stock compensation expense of approximately $76,000, increased costs for development software of $54,000, higher facility costs of $47,000 and higher recruiting charges of $25,000, offset by higher allocations to our research and development contracts. We expect the cost of research and development for the remainder of 2006 to be significantly higher than in the same period during 2005 due to increased headcount and development material required for the 25kWh flywheel development and development activities on the Smart Energy Matrix.

Loss on Contract Commitments

We recorded contract commitment losses in the first quarter of 2005 at the time we signed our CEC and NYSERDA research and development contracts for expected cost overruns related to material, labor and overheads. These costs were originally planned for us to provide as cost share under these contracts. No such losses were recorded in the first quarter of 2006.

Depreciation and Amortization

The increase from 2005 to 2006 of approximately $3,000, or 17%, is primarily attributable to depreciation on new assets acquired during the latter half of 2005 partially offset by continuing reductions in the depreciable base of our existing assets. We expect depreciation in the remainder of 2006 will be higher than 2005 due to required upgrades to our office equipment and other capital expenditures relating to production capability for the Smart Energy Matrix.

Interest and Other Income/ (Expense), net

The increase from 2005 to 2006 of approximately $133,000, or 950%, is primarily attributable to increases in interest income due to higher cash balances than during the same period in 2005.

Net Loss

As a result of the changes discussed above, the net loss for the first quarter of 2006 was approximately $2,822,000 which compares to a net loss in 2005 of approximately $2,245,000, an increase in net loss of approximately $577,000 or 26%.

Liquidity and Capital Resources

	Three months ended March 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	$ 12,546	$ 3,335
Working capital	11,225	2,207
Cash provided by (used in)
Operating activities	(1,344)	(1,705)
Investing activities	--	(37)
Financing activities	--	(21)
Net decrease in cash and cash equivalents	$ (1,344)	$ (1,763)
Current ratio	5.7	2.0

Our cash requirements depend on many factors, including but not limited to, research and development activities, continued efforts to commercialize our products, facilities costs, and general and administrative expenses. Since we are still in the development stage and have not yet begun our expected principal operations of providing frequency regulation services to the electricity grid, we do not generate enough cash from operations to satisfy our working capital requirements. We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. Over the last three years we have taken significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures. We have focused our activity on market analysis in terms of size of markets, competitive aspects and advantages that our products could provide. We expect to use more cash resources during 2006 as we continue to work on our government research and development contracts and mobilize our engineering team to develop the 25kWh flywheel and the Smart Energy Matrix.

We must raise additional equity to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan we have sufficient cash to fund operations through approximately the first quarter of 2007. We need to obtain additional investments during 2006 to fund:

•	ongoing research and development of the 25kWh flywheel and the Smart Energy Matrix;
•	ramp up of our manufacturing and assembly capacity;
•	continuing as a going concern;
•	working capital requirements; and
•	developing new business.

We are continuing to develop the 25kWh flywheel system, which is the core component of the Smart Energy Matrix. In order to complete development of the Smart Energy Matrix and field a full-scale one megawatt prototype, we will need to raise $20 to $30 million of additional working capital.

Operating Activities

Net cash used in operating activities was approximately ($1,344,000) and approximately ($1,705,000) for the three months ended March 31, 2006 and 2005, respectively. The primary component to the negative cash flow from operations is from net losses. For 2006, we had a net loss of approximately ($2,822,000). Other items affecting cash flow included facility related cash payments charged against restructuring reserves of approximately ($92,000) offset by non-cash stock compensation of approximately $802,000, and depreciation and amortization of approximately $21,000. Changes in operating assets and liabilities generated approximately $746,000 and approximately $330,000 of cash during 2006 and 2005, respectively.

Investing Activities

Net cash used in investing activities was $0 and approximately ($37,000) for the three months ending March 31, 2006 and 2005, respectively. The principal use of cash during 2005 was from the purchase of property and equipment of approximately ($37,000).

Financing Activities

Net cash generated/(used) by financing activities was $0 and approximately ($21,000) for the first three months of 2006 and 2005, respectively. For 2005 the primary use of cash was from prepaid financing costs related to our financing activities of approximately ($27,000) offset by company proceeds from the exercise of employee stock options of approximately $6,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents and investments, all of which have maturities of less than three months, may expose our assets to interest rate risk but not to market risk of principal. At March 31, 2006, we had approximately $160,000 of cash equivalents that were held in non-interest bearing accounts. Also at March 31, 2006, we had approximately $433,000 of cash equivalents that were held in interest bearing checking accounts, $7,000,000 invested in short-term highly-rated bonds and approximately $4,953,000 invested in interest-bearing money market accounts at high-quality financial institutions. Our exposure to market risk through financial instruments is not material.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In addition, our management, with the participation of our chief executive officer and chief financial officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have not been any material changes during the quarter ended March 31, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 8, 2006, Beacon entered into employment agreements, long-term compensation arrangements and performance-based long-term compensation arrangements with the following three executive officers: F. William Capp, President and Chief Executive Officer, James M. Spiezio, Vice President and Chief Financial Officer, and Matthew L. Lazarewicz, Vice President and Chief Technical Officer.

The full text of these agreements are attached as exhibits to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Rights Agreement dated as of September 25, 2002 between the Company and Equiserve Trust Company, NA.

4.2	(4)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.

4.3	(5)	Form of specimen stock certificate.

10.1.1	(1)

Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.

10.1.2	(6)	Third Amended and Restated 1998 Stock Incentive Plan.

10.1.3	(2)	Form of Incentive Stock Option Agreement.

10.1.4	(2)	Form of Non-Qualified Stock Option Agreement.

10.1.5	(1)	Form of Non-Qualified Stock Option Agreement issued to certain consultants on July 24, 2000 and list of holders thereof.

10.1.6	(6)	Employee Stock Purchase Plan.

10.1.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.

10.1.8	(1)	Lease dated July 14, 2000 between the Company and BCIA New England Holdings LLC.

10.1.9	(7)	Form of Director and Officer Indemnification Agreement.

10.1.10	(2)	Form of Restricted Stock Unit Agreement.

10.1.11	(8)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.

10.1.12	(9)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.

10.1.13	(10)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.

10.1.14	(11)	Common Stock Purchase Warrant dated May 24, 2005 issued to Perseus 2000 Expansion, L.L.C.

10.1.15	(11)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued to Perseus Capital, L.L.C.

10.1.16	(11)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.

10.1.17	(12)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.

10.1.18	(13)	Agreement dated October 7, 2005 between the Company and the Air Force Research Laboratory.

10.1.19	(14)

Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.

10.1.20	(14)	Form of Warrant issued pursuant to the November 2005 financing.

10.1.21	+	Employment Agreement dated May 8, 2006 between the Company and F. William Capp.

10.1.22	+	Employment Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.1.23	+	Employment Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

10.1.24	+	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.

10.1.25	+	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.1.26	+	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

10.1.27	+	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and F. William Capp.

10.1.28	+	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.1.29	+	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(2) Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).
(3) Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(4) Incorporated by reference from the Form 10-K filed on March 31, 2003 (File No. 001-16171).
(5) Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).
(6) Incorporated by reference from the Form S-8 filed on March 22, 2006 (File No. 333-132638).
(7) Incorporated by reference from the Form 8-K filed on May 10, 2005 (File No. 001-16171).
(8) Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(9) Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(10) Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(11) Incorporated by reference from the Form 8-K filed on July 29, 2005 (File No. 001-16171).
(12) Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(13) Incorporated by reference from the Form 8-K filed on October 13, 2005 (File No. 001-16171).
(14) Incorporated by reference from the Form 8-K filed on November 7, 2005 (File No. 001-16171).

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: May 8, 2006	By: /s/ F. William Capp

F. William Capp

President and Chief Executive Officer

May 8, 2006	By: /s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer