Form 10-Q/A
period 2006-03-31
BEACON POWER CORP
filed 2006-06-16
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

--------------------------------------

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to our originally filed Quarterly Report on Form 10-Q filed May 9, 2006 (the “Original Report”), is being filed solely to remove an extra representation that was added as paragraph 6 in the certifications of Messrs. Capp and Spiezio filed as Exhibits 31.1 and 31.2 to the Original Report. The Securities and Exchange Commission has directed us to re-file the certifications as they are composed herein. This Form 10-Q/A does not modify or update any other financial statements, exhibits or disclosures presented in the Original Report.

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

In addition, our management, with the participation of our chief executive officer and chief financial officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date:	June 16, 2006	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	June 16, 2006		/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial
Officer, Treasurer and Secretary
Principal Financial Officer