Form 10-Q
period 2006-06-30
BEACON POWER CORP
filed 2006-08-10
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

or

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

(978) 694-9121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
☐ Yes  ☒ No

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of August 4, 2006 was 58,713,303.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Table of Contents

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005 (audited).	1

Unaudited Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005, the six months ended June 30, 2006 and 2005 and for the period from May 8, 1997 (date of inception) to June 30, 2006.	2

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from May 8, 1997 (date of inception) to June 30, 2006.	3

Notes to Unaudited Consolidated Financial Statements.	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4. Controls and Procedures.	20

PART II. Other Information

Item 1. Legal Proceedings.	21

Item 1A. Risk Factors.	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3. Defaults Upon Senior Securities.	21

Item 4. Submission of Matters to a Vote of Security Holders.	21

Item 5. Other Information.	21

Item 6. Exhibits.	22

Signatures	24

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2006 (unaudited)	2005 (audited)
Assets
Current assets:
Cash and cash equivalents	$10,227,461	$13,890,162
Accounts receivable, trade, net	176,737	588,440
Unbilled costs on contracts in progress	207,249	437,759
Prepaid expenses and other current assets	478,643	777,385
Total current assets	11,090,090	15,693,746
Property and equipment, net	259,003	212,296
Restricted cash	219,568	219,568
Total assets	$11,568,661	$16,125,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$135,905	$137,290
Accrued compensation and benefits	474,161	151,318
Other accrued expenses	604,776	844,742
Advance billings on contracts	324,548	74,820
Accrued contract loss	560,842	548,614
Restructuring reserve	530,439	713,469
Total current liabilities	2,630,671	2,470,253

Commitments (Note 5)

Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 110,000,000 shares authorized; 59,134,995 and 58,700,036 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	591,350	587,000
Deferred stock compensation	(262,834)	(1,063,145)
Additional paid-in-capital	153,662,065	153,089,842
Deficit accumulated during the development stage	(144,339,752)	(138,245,501)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	8,937,990	13,655,357
Total liabilities and stockholders’ equity	$11,568,661	$16,125,610

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through June 30
	2006	2005	2006	2005	2006
Revenue	$209,439	$318,304	$498,034	$954,438	$2,861,170
Cost of goods sold	206,418	333,956	451,343	1,004,464	3,484,452
Gross profit	3,021	(15,652)	46,691	(50,026)	(623,282)
Operating expenses:
Selling, general and administrative	1,627,718	1,108,571	3,557,250	2,280,949	42,147,443
Research and development	1,086,553	150,293	2,147,998	636,531	57,431,776
Loss on sales and contract commitments	687,786	508,859	687,786	1,056,566	2,598,058
Depreciation and amortization	27,189	22,918	48,418	41,109	4,269,415
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	3,429,246	1,790,641	6,441,452	4,015,155	113,269,888
Loss from operations	(3,426,225)	(1,806,293)	(6,394,761)	(4,065,181)	(113,893,170)
Other income (expense):
Interest income	149,578	17,123	295,083	32,010	4,340,002
Interest expense	—	—	—	—	(1,093,703)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	4,046	24,389	5,427	23,389	(249,269)
Total other income (expense), net	153,624	41,512	300,510	55,399	6,559,612
Net loss	(3,272,601)	(1,764,781)	(6,094,251)	(4,009,782)	(107,333,558)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(3,272,601)	$(1,764,781)	$(6,094,251)	$(4,009,782)	$(144,272,252)
Loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.10)	$(0.09)
Weighted-average common shares outstanding	58,950,147	44,801,287	58,825,782	44,299,825

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Six months ended June 30,		through June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(6,094,251)	$(4,009,782)	$(107,333,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,418	41,109	4,269,416
Loss on sale of fixed assets	—	87,365	196,169
Impairment of assets	(40,389)	(111,754)	4,491,638
Restricted cash	—	—	(219,568)
(Expenses paid) restructuring charge	(183,030)	(171,773)	530,439
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	800,311	483,313	3,436,887
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	548,771	—	548,771
Changes in operating assets and liabilities:
Accounts receivable	411,703	(75,310)	(176,737)
Inventory	—	222,593	—
Unbilled costs under government contracts	230,510	(241,790)	(207,249)
Prepaid expenses and other current assets	298,742	369,689	(578,303)
Accounts payable	(1,385)	(239,708)	135,905
Accrued compensation and benefits	322,843	46,579	474,161
Advance billings on contracts	249,728	—	324,548
Accrued interest	—	—	275,560
Accrued loss on contract commitments	12,228	455,339	560,842
Other accrued expenses and current liabilities	(239,966)	174,775	613,446
Net cash used in operating activities	(3,635,767)	(2,969,355)	(92,441,541)
Cash flows from investing activities:
Purchase of investments	—	(500,000)	(1,190,352)
Sale of investments	—	—	4,752,934
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(95,354)	(39,713)	(8,589,758)
Sale of property and equipment	40,618	28,800	239,215
Net cash used in investing activities	(54,736)	(510,913)	(5,200,033)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Private stock offering, net of expenses	—	1,977,380	17,108,477
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	10,302	1,738	142,367
Exercise of employee stock options	17,500	189,833	2,166,722
Cash paid for financing costs	—	(232,332)	—
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000

Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	(87,914)	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	27,802	1,848,705	107,869,035
(Decrease) increase in cash and cash equivalents	(3,662,701)	(1,631,563)	10,227,461
Cash and cash equivalents, beginning of period	13,890,162	5,097,188	—
Cash and cash equivalents, end of period	$10,227,461	$3,465,625	$10,227,461
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting energy kinetically.  During 2000 we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses, and during 2005 we raised approximately $17 million via private placements of our common stock.  We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid.  In addition, we believe as the commercialization of our technologies continues other applications for our flywheel systems will develop that will provide additional revenues. Because we have not yet generated a significant amount of revenue from our expected principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of June 30, 2006, had an accumulated deficit of approximately $144 million.  We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts.  The completion of development and deployment of our Smart Energy Matrix™ flywheel system will require substantial additional outlays of capital.

We do not expect to become profitable or cash-flow positive until at least 2009 and must raise additional equity to execute our business plan and continue as a going concern.  Based on our planned cash usage rates we believe that we have adequate cash to fund operations into the early part of the first quarter of 2007.  We expect to raise capital to execute our business plan by issuing and selling additional common stock in equity financing.  We expect these financing activities to begin later this year.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A, for the year ended December 31, 2005.  In our management’s opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues, and incurred losses of approximately $144 million since our inception, including losses during the six months ending June 30, 2006 of approximately $6.1 million.  We have approximately $10.2 million of cash and cash equivalents on hand at June 30, 2006.  Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain additional equity financing, and in the long term, on the successful expansion of our share of the frequency regulation market based on our Smart Energy Matrix™ flywheel systems that are now under development.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation.  Our former subsidiary, Beacon Acquisition Co. was inactive in 2005 and was dissolved in January 2006.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share – Basic and Diluted

Basic and diluted loss per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since both the quarter and six months ended June 30, 2006 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share, thus they are considered anti-dilutive and are not included in the calculation of earnings per share.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

During the first quarter of 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Note 3.  Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	June 30,	December 31,
	2006	2005
Accounts receivable, trade	$189,966	$601,669
Reserve for uncollectible accounts	(13,229)	(13,229)
Accounts receivable, trade, net	$176,737	$588,440

Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At June 30, 2006 and December 31, 2005 we had approximately $55,000 and $49,000, respectively, of holdbacks in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contract, and therefore have not recorded any reserve against these amounts.

Note 4.  Property and Equipment

Details of our property and equipment follows:

	Estimated
	Useful	June 30	December 31,
	Lives	2006	2005
Machinery and equipment	5 years	$648,844	$570,424
Service vehicles	5 years	16,763	16,762
Furniture and fixtures	7 years	255,940	255,940
Office equipment	3 years	1,449,328	1,433,947
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	918,285	918,285
Total		$3,822,512	$3,728,710
Less accumulated depreciation and amortization		(3,563,509)	(3,516,414)
Property and equipment, net		$259,003	$212,296

Note 5.  Commitments and Contingencies

The following table summarizes our commitments at June 30, 2006:

	Six months ending December 31,	Year ending December 31,
Description of Commitment	2006	2007	Thereafter	Total
Operating leases	264,706	397,059	—	661,765
Purchase obligations	1,300,411	—	—	1,300,411
Total Commitments	1,565,117	397,059	—	1,962,176

We lease office, light manufacturing and assembly space under an operating lease through September 30, 2007. We have provided the lessor with an irrevocable letter of credit securing our performance under this lease with a balance at June 30, 2006 of $219,568, which is reduced annually during the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

At June 30, 2006 we had firm, non-cancelable purchase commitments with our suppliers to acquire components for the development of the Smart Energy Matrix™ flywheel system and to satisfy contractual obligations for our research and development programs in the amount of approximately $1.3 million.

Legal Proceedings.

We may from time to time be subject to legal proceedings, often likely to involve routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, may often be difficult to predict and is resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  A loss contingency is recorded as a liability in the consolidated financial statements when it is both (i) probable or known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable.  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

Note 6.  Restructuring and Asset Impairment Charges

We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2002, we incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represented impaired capital equipment and leasehold improvements, $0.3 million related to severance costs and $1.9 million related to a reserve against future lease payments and related facility costs.  The reserve against future lease payments is classified as “Restructuring Reserve” in the current liabilities section of the balance sheet.

At June 30, 2006, the restructuring reserves are as follows:

	Six months ended June 30,
	2006	2005
Beginning balance	$713,469	$1,062,644
Charges for the period	—	—
Payments	(183,030)	(171,773)
Ending balance	$530,439	$890,871

Note 7.  Stock Warrants

The following schedule shows warrants outstanding as of June 30, 2006:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
Class F Financing (extended)	5/23/2000	5/23/2007	$2.250	1,333,333
April 2005 Financing	5/24/2005	5/24/2010	$1.008	800,000
November 2005 Financing	11/8/2005	11/8/2010	$2.210	2,960,527
Total warrants outstanding				5,093,860

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

•                                          reorganizations, mergers and similar transactions; and

•                                          issuance of additional shares of our common stock or securities convertible into our common stock at a price per share less than the exercise price in effect immediately prior to the issuance of the additional securities, only with respect to the November 2005 Financing warrants.

Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders.

Class F Preferred Stock Financing Warrant

The warrant, originally issued in connection with our Class F Preferred Stock financing, is exercisable for 1,333,333 shares of our common stock at an exercise price of $2.25 per share.  In connection with the Investment Agreement among us, Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C., dated April 22, 2005, we extended, by two years, the term of the warrant.  The holder of this warrant, Perseus Capital, L.L.C., may exercise the warrant at any time prior to its expiration on May 23, 2007.

April 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock, at an exercise price of $1.008.

November 2005 Financing Warrants

As part of a financing transaction, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten “accredited investors.”  Each warrant is exercisable for a period of five years and the per share exercise price for the warrant shares is $2.21, subject to adjustment upon the occurrence of certain specified events, including the issuance of additional shares of our common stock or securities convertible into our common stock at a price per share less than the exercise price in effect immediately prior to the issuance of the additional securities.

Note 8.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended Restated 1998 Stock Incentive Plan provides for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors.  Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At June 30, 2006 we had 11,160,307 shares reserved for issuance under this plan.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to participate in the plan and to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At June 30, 2006, we had 1,874,631 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over three-year periods in equal quarterly installments.  The unvested portion of any RSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  There are also other performance-based RSU’s granted to our officers that cliff-vest upon certain milestones based on achieving earnings targets, on the Company no longer being treated as a development stage company for accounting purposes, and on the officer being employed during the period ending with the milestones.

 Stock Option Plan Schedules

Stock option activity for the first six months of 2006 is as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2005	5,581,803	$1.18
Granted	693,683	$1.67	$1.11
Exercised	(25,000)	$0.70
Canceled, forfeited or expired	—	$—
Outstanding, June 30, 2006	6,250,486	$1.19

The following table summarizes information about stock options outstanding at June 30, 2006:

		Weighted			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Vested	Average
	of Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	of Options	Price
$.255-$.74	3,314,886	8.10	$0.70	3,314,886	$0.70
$.87 - $1.24	1,284,896	5.35	$0.92	1,284,896	$0.92
$1.51-$2.19	1,193,454	8.69	$1.63	422,258	$2.10
$2.50-$3.10	130,000	3.92	$2.64	130,000	$2.64
$4.10-$5.27	222,250	4.67	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	4.31	$6.40	105,000	$6.40
Total	6,250,486			5,479,290

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

The assumptions used to value stock option grants for the six months ended June 30, 2006 are as follows:

Six months ended June 30,
2006
Risk-free interest rate	4.68% - 4.99%
Expected life of option	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%
Assumed volatility	106% - 108%
Expected forfeitures	10%

Stock-based compensation expense as a result of FAS 123R recognized on our consolidated statement of operations for the three and six months ended June 30, 2006 is as follows:

	Three months ended June 30,	Six months ended June 30,
	2006	2006
Selling, general and administrative	$164,665	$430,549
Research and development	13,903	89,882
Total	$178,568	$520,431

For comparison purposes, the following table sets forth the pro forma amounts of net income and net income per share, for the three and six month periods ended June 30, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123R at that time:

	Three months ended June 30,	Six months ended June 30,
	2005	2005
Net loss to common shareholders as reported	$(1,764,781)	$(4,009,782)
Pro forma compensation expense	—	82,686
Net loss–pro forma	$(1,764,781)	$(4,092,468)
Loss per share–as reported	$(0.04)	$(0.09)
Loss per share–pro forma	$(0.04)	$(0.09)

As of June 30, 2006, there was approximately $453,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants. Additionally, as of June 30, 2006, there was $157,000 of unamortized deferred compensation, related to our restricted stock unit program, which will be recognized over the remainder of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements:

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, our expected future revenues, operations and expenditures, and estimates of the potential markets for our products and services.  Such statements made may fall within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these projections due to a number of factors as discussed in the section entitled “Risk Factors” of this Form 10-Q.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.  Deferred tax assets are reduced by a 100% valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” our long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of any of such assets may not be recoverable.  The conditions to be considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  When appropriate, we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount.  The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

Sarbanes-Oxley Compliance

Companies that are considered “accelerated filers” as defined in Exchange Act Rule 12b-2 were required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) as of the fiscal year ending on or after November 15, 2004.  Non-accelerated and foreign private issuers must comply with SOX by the first fiscal year ending on or after July 15, 2007.  We are a “small business issuer” and hence are considered to be a “non-accelerated filer” and are not required to comply with Sarbanes-Oxley Section 404 until 2007.  However, we are in the process of reviewing, documenting and testing our controls over financial reporting in order to be fully prepared to comply with the requirements of Sarbanes-Oxley as of 2007.

Overview

We design, develop, configure and expect to begin offering for sale, advanced products and services to support more reliable and cost-effective electricity grid operation. The focus of our development has been to establish a patent-protected technology that can provide highly reliable energy storage solutions for the worldwide electricity grid at competitive costs. Our commercial market strategy is to become a global provider of frequency regulation services to operators of the electricity grid. In addition, we believe that as the commercialization of our technologies continues additional applications for our flywheel systems may develop that could have significant commercial applications.  In 2005 we were awarded development contracts by the California Energy Commission (CEC) and New York State Energy Research and Development Authority (NYSERDA) to demonstrate the viability of our flywheel technologies for frequency regulation by grid operators. The demonstration units are scale-power prototypes of the Smart Energy Matrix™ flywheel system.  Both units are installed and are undergoing field trials.  We believe these demonstration units will validate the capability of our systems to provide frequency regulation services to the electricity grid. An ancillary benefit of these contracts is that the funds received subsidize a portion of our core research and development efforts, and any losses attributable to these contracts would have been costs incurred as part of our on-going research and development efforts.

We may continue to pursue additional Government development and design contracts for a variety of flywheel-related applications.

We must raise additional funds to execute our business plan.  Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we estimate that we have sufficient cash to fund operations into the early part of the first quarter of 2007. We need to obtain additional investments during 2006 to fund:

•                  our continuation as a going concern;

•                  ongoing research and development of the 25kWh flywheel and the Smart Energy Matrix™ flywheel system;

•                  the ramp up of our manufacturing and assembly capacity;

•                  the build-out of facilities to provide frequency regulation services to the electricity grid;

•                  working capital requirements; and

•                  the identification and development of new business opportunities.

We are continuing to develop the 25kWh flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to complete development of the Smart Energy Matrix™ flywheel system, build and operate a one to three megawatt flywheel-based commercial frequency regulation plant and have sufficient working capital to continue to execute our business plan, we will need to raise $20 to $30 million.

As part of our new business development, we will continue to evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through June 30, 2006, we have incurred losses of approximately $144.3 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

Revenues

We have been awarded fixed price research and development contracts from government agencies and are pursuing similar contracts from other government agencies.  We have determined that we will recognize revenues using the percentage of completion method for such contracts.  We are continuing to evaluate markets for our flywheel systems but we have not yet recognized revenues from these products.  We have placed development prototype flywheels with potential customers and shipped pre-production units.  These flywheel products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies.  We have available for sale our Smart Power M5™ inverter system in the solar renewable energy market through domestic distributors who in turn sell our products to installers who then make sales to residential homeowners or commercial customers.  We will recognize revenues on our inverter products when they are sold by our distributors to their customers.  Although we are continuing to support our inverter product, we do not believe that inverters will be a significant portion of our business going forward and we are uncertain as to when or at what price we will be able to sell the remainder of our inventories.

Cost of Goods Sold

Cost of goods sold on fixed price research and development contracts are predominantly being recorded on the percentage of completion method and consist of direct labor and material, subcontracting, and associated overhead costs.

In 2004, we established a reserve for our entire inverter product inventory as a result of lower than anticipated customer demand and uncertainty of our ability to sell those inventories.  During 2005 and into 2006 we continue to have very limited sales of our inverter products.  The costs related to these sales are not fully reflected in cost of goods sold as a result of the inventory being reserved in a prior year.  Therefore our cost of goods sold does not accurately reflect the costs associated with these revenues.

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses.  In 2006 we added a director of business development to investigate additional applications for our technologies.  We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products.  We continue to rely on our engineering personnel to provide technical specifications and product overviews to our potential customer base.  General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. We expect our selling, general and administrative expenses to increase in 2006 over 2005 due primarily to the implementation and reporting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, fundraising activities, marketing and business development expenses associated with flywheel products and compensation costs associated with equity-based compensation.

Research and Development

Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, and support staff, as well as materials and supplies used in the engineering design and development process.  These costs are expected to increase in 2006 as compared to 2005 as we accelerate the development of the 25kWh flywheel for frequency regulation applications and record compensation costs associated with equity based compensation.

Loss on Contract Commitments

We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred.  We recorded a $1.5 million charge during 2005 for anticipated losses on our research and development contracts and an additional charge of approximately $688,000 through June 30, 2006.  The increase in the estimated costs to complete these contracts in 2006 is due, in part, to the revision of labor and overhead rates based upon current forecasts. The contracts relate primarily to the development of demonstration units of new products.  There is an inherent difficulty in estimating costs to develop new products. We believe that the ongoing costs of completing these contracts will directly provide benefits to the Company in our development of the 25kWh flywheel.

We expect to recognize probable losses on contract commitments early in a product’s commercial introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts.  On government contracts, we have, and will continue, on a quarterly basis, to evaluate our estimated costs to complete and modify reserves when appropriate.

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities.  We have intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our Smart Power M5™ inverter system, and expect to obtain other patents during 2006 and beyond.  These costs were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004.  These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date.

Interest and Other Income/Expense, net

Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and gains or losses on the sale of our impaired assets.

Results of Operations

Comparison of Six Months ended June 30, 2006 and 2005

	Six months ended June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$498	$954	$(456)	48%
Cost of goods sold	451	1,004	(553)	55%
Gross margin	47	(50)	97	194%
Selling, general and administrative	3,557	2,281	1,276	56%
Research and development	2,148	636	1,512	238%
Loss on sales and contract commitments	688	1,057	(369)	35%
Depreciation and amortization	49	41	8	20%
Interest and other income, net	301	55	246	442%
Net loss	$(6,094)	$(4,010)	$(2,084)	52%

Revenue

The following table provides details of our revenues for the six months ended June 30, 2006 and 2005.

Dollars in thousands

	Percent	Six months ended June 30,		Revenue from	Total Contract
Contract Name	complete	2006	2005	inception	Value
CEC	87%	$145	$700	$1,074	$1,233
NYSERDA PON 846	82%	198	122	528	646
Bechtel Bettis	100%	—	71	98	98
NYSERDA PON 800	60%	23	11	38	63
Air Force Research Laboratory	9%	68	—	67	750
Total Contract Revenue		$434	$904	$1,805	$2,790
M5 and accessories		64	50
Total		$498	$954

In the six months ended June 30, 2006, we recorded revenue from flywheel related research and development contracts calculated using the percentage of completion method of approximately $434,000 and recorded $64,000 from the sale of Smart Power M5™ inverter systems and related products.  In the same period for 2005, we recorded research and development contract revenue of approximately $904,000 and approximately $50,000 from the sale of our Smart Power M5™ inverter systems and related products.  Contract revenue was lower in 2006 compared to 2005 by approximately 470,000 or 52% primarily the result of the completion of the majority of the milestones on our largest contracts, CEC and NYSERDA, in 2005, offset by higher inverter revenues of approximately $14,000.

Cost of Goods Sold

Cost of goods sold for the six months ending June 30, 2006 includes costs incurred in performance of our research and development contracts calculated using the percentage of completion method in the amount of approximately $434,000 and the cost of materials, labor, overheads and warranty accruals for inverter products sold in the amount of approximately $17,000.  In 2005, cost of goods sold included costs for our flywheel development contracts in the amount of approximately $981,000, and materials, labor and warranty accruals for shipments of our Smart Power M5™ inverter product sold in the quarter of approximately $23,000.

Selling, General and Administrative Expense

Amount
(in thousands)
Six months ended June 30, 2005	$2,281
Increases:
Stock compensation expense	910
Subcontractors and consultants	156
Public company expenses	60
Office equipment upgrades	50
Salaries and benefits	48
Travel	40
Other	12
Six months ended June 30, 2006	$3,557

Selling, general and administrative expenses totaled approximately $3,557,000 and $2,281,000 for the six months ended June 30, 2006 and 2005, respectively. The increase of approximately $1,276,000 or 56% was primarily the result of expensing stock compensation due to the implementation of FAS 123R and of issuing restricted stock units of approximately $910,000, higher subcontractor and consultant expenses of $156,000, additional public company expense of $60,000 primarily relating to our preparations for the requirements of Section 404 of the Sarbanes Oxley Act of 2002, office equipment upgrades of approximately $50,000, additional salaries and benefits because of new hires of $48,000, additional travel related expenses primarily due to our fundraising activities of $40,000 and other various items of approximately $12,000.  We expect our selling, general and administrative expenses to be somewhat higher over the remainder of 2006 than during the same period in 2005 due primarily to stock option expensing, additional costs expected in the implementation and reporting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, fundraising activities and increased marketing and business development expenses associated with flywheel products.

Research and Development Expense

Amount
(in thousands)
Six months ended June 30, 2005	$637
Increases:
Stock compensation	386
Salaries and benefits for new hires	325
Engineering and manufacturing overheads applied	321
Expense materials	178
Software and office expenses	82
Consultants	56
Other	163
Six months ended June 30, 2006	$2,148

The increase for the six months ended June 30, 2006 compared to the equivalent period in 2005 of approximately $1,511,000, or 237%, is primarily due to FAS123R stock compensation expense of approximately $386,000, increased headcount related expenses due to the hiring of engineering personnel of approximately $325,000, lower overheads applied to contracts of approximately $321,000, increased expenses for development materials of approximately $178,000, higher software and office expenses of approximately $82,000, increased usage of consultants of $56,000, and other costs including higher facility charges and miscellaneous expenses of approximately $163,000.  We expect the cost of research and development for the remainder of 2006 to be higher than in the same period during 2005 due to increased headcount and development material required for the 25kWh flywheel development and other related development activities on the Smart Energy Matrix™ flywheel system.

Loss on Contract Commitments

We recorded contract commitment losses in the first quarter of 2005 at the time we signed our CEC and NYSERDA research and development contracts for expected cost overruns related to material, labor and overheads.   These costs were originally planned for us to provide as cost share under these contracts.  During the six months ended June 30, 2006, the company revised its estimated cost to complete its various contract obligations, and recorded an additional provision for contract loss of $688,000.  This increase represents additional labor and material expected to be needed to complete the contracts of $275,000, additional costs based upon updating our labor and overhead rates of $368,000, and other costs of $45,000.

Depreciation and Amortization

The increase in depreciation expense for the first six months of 2006 as compared to the first six months of 2005 of approximately $7,000, or 18%, is primarily attributable to depreciation on new assets acquired during the latter half of 2005 and upgrades to our office equipment.  We expect depreciation during the remainder of 2006 will be higher than 2005 due to capital expenditures relating to production capability for the Smart Energy Matrix™ flywheel system.

Interest and Other Income/ (Expense), net

The increase from 2005 to 2006 of approximately $245,000, or 442%, is primarily attributable to increases in interest income due to higher cash balances than during the same period in 2005.

Net Loss

As a result of the changes discussed above, the net loss for the six months ended June 30, 2006 was approximately $6,094,000 which compares to a net loss during the same period in 2005 of approximately $4,010,000, an increase in net loss of approximately $2,084,000 or 52%.

Liquidity and Capital Resources

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash and cash equivalents	$10,227	$3,466
Working capital	8,459	2,041
Cash provided by (used in)
Operating activities	(3,636)	(2,969)
Investing activities	(55)	(511)
Financing activities	28	1,849
Net decrease in cash and cash equivalents	$(3,663)	$(1,631)
Current ratio	4.2	1.9

Our cash requirements depend on many factors, including but not limited to, research and development activities, continued efforts to commercialize our products, facilities costs, and general and administrative expenses.  Since we are still in the development stage and have not yet begun our expected principal operations of providing frequency regulation services to the electricity grid, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products.  Over the last three years we have taken significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures.  We have focused our activity on market analysis in terms of size of markets, competitive aspects and advantages that our products could provide.  We expect to use more cash resources during 2006 as we continue to work on our government research and development contracts and mobilize our engineering team to develop the 25kWh flywheel and the Smart Energy Matrix™ flywheel system.

We must raise additional equity to execute our business plan.  Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan we have sufficient cash to fund operations into the early part of the first quarter of 2007. We need to obtain additional investments during 2006 to fund:

•                  our continuation as a going concern;

•                  ongoing research and development of the 25kWh flywheel and the Smart Energy Matrix™ flywheel system;

•                  the ramp up of our manufacturing and assembly capacity;

•                  the build out of facilities to provide frequency regulation services to the electricity grid;

•                  working capital requirements; and

•                  the identification and development of new business opportunities.

We are continuing to develop the 25kWh flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to complete development of the Smart Energy Matrix™ flywheel system, build and operate a one to three megawatt flywheel-based commercial frequency regulation plant and have sufficient working capital to continue to execute our business plan, we will need to raise $20 to $30 million.

Operating Activities

Net cash used in operating activities was approximately $3,636,000 and $2,969,000 for the six months ended June 30, 2006 and 2005, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the six months ending June 30, 2006, we had a net loss of approximately $6,094,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $1,349,000, depreciation and amortization of approximately $48,000 offset by facility-related cash payments charged against restructuring reserves of approximately $183,000 and a reduction to our impairment reserve resulting from the disposition of fixed assets of approximately $40,000.  Changes in operating assets and liabilities generated approximately $1,284,000 and approximately $712,000 of cash during 2006 and 2005, respectively.

Investing Activities

Net cash used in investing activities was $55,000 and approximately $511,000 for the six months ending June 30, 2006 and 2005, respectively.  The principal use of cash in 2006 was the purchase of property and equipment in the amount of approximately $95,000, offset by the sale of property and equipment of approximately $41,000.  The principal uses of cash in 2005 were from the purchase of an investment in NxtPhase T&D Corporation of approximately $500,000 and a purchase of approximately $40,000, offset by proceeds from the sale of property and equipment of approximately $29,000.

Financing Activities

Net cash used by financing activities was approximately $28,000 and approximately $1,849,000 for the first six months of 2006 and 2005, respectively.  For 2006 the primary sources of cash were approximately $18,000 from the exercise of employee stock options and approximately $10,000 from employee purchases of shares from our employee stock purchase plan.  For the first six months of 2005, cash generated by financing activities included approximately $1,977,000 from the issuance of common stock pursuant to an investment agreement with Perseus 2000 Expansion, $190,000 related to the exercise of stock options and approximately $2,000 from the employee stock purchase plan, offset by cash paid for financing costs of $232,000 and approximately $88,000 for the repurchase of our stock.

As part of our new business development, we may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons if sufficient cash is available.  Because our primary motivation in making these investments may not be to realize a profit on the investment itself, but rather to expand our business prospects, these investments may lack any financial return to the Company and may result in a loss of principal and may lack liquidity.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk but not to market risk of principal.  At June 30, 2006, we had approximately $60,000 of cash equivalents that were held in non-interest bearing accounts.  Also at June 30, 2006, we had approximately $429,000 of cash equivalents that were held in interest bearing checking accounts, $7,000,000 invested in short-term highly-rated bonds and approximately $2,738,000 invested in interest-bearing money market accounts at high-quality financial institutions.  Our exposure to market risk through financial instruments is not material.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In addition, our management, with the participation of our principal executive officer and principal financial officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that there has been no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

We intend to bring our frequency regulation services to market through participation in the energy auction markets, where the amount of frequency regulation required is a percentage of power produced. If changes in the percentage occur due to regulatory modifications and are not offset by a proportionate increase in energy consumption our business plan could be adversely affected.

The regulatory landscape is in constant flux, and we are aware that a North American Electric Reliability Council (NERC) subcommittee is in the process of developing a new NERC standard that may reduce the amount of frequency regulation required by lowering the ratio of frequency regulation to power generated. There is not yet a consensus on the potential changes to the standard.  The new NERC standard may not be adopted as currently proposed. Among other obstacles that these potential changes face, there is opposition by some powerful stakeholders in the utility industry due to the possible negative impact on overall grid reliability. However, if adopted, the changes potentially could be harmful to us by: a) reducing the amount of frequency regulation required by Independent System Operators in such a way as to reduce the total size of the US frequency regulation market, b) lowering the price of frequency regulation as a consequence of any potential lower demand that might result from a change in regulatory standards, and c) increasing our cost of providing the service.  Any combination of these things could adversely impact our ability to access the markets for frequency regulation or do so on a profitable or sustainable basis.

Other market-expanding developments may partially counterbalance the uncertainty posed by the above possible changes in the NERC standard.  For example, efforts by some states to increase the amount of renewable energy that is produced for the grid from wind and solar power may expand the market for frequency regulation services. From conversations with grid operators, we believe that the constant changes in energy output that derive from natural and constant changes in wind speed and cloud cover will require increased frequency regulation.

Other than the aforementioned risk, there have not been any material changes during the quarter ended June 30, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(4)	Form of specimen stock certificate.

10.1	(3)	Employment Agreement dated May 8, 2006 between the Company and F. William Capp.

10.2	(3)	Employment Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.3	(3)	Employment Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

10.4	(3)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.

10.5	(3)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.6	(3)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

10.7	(3)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and F. William Capp.

10.8	(3)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.9	(3)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43886).

(2) Incorporated by reference from the 10-K filed on March 30, 2006 (File No. 001-16171).

(3) Incorporated by reference from the Form 10-Q filed on May 9, 2006 (File No. 000-31973).

(4) Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: August 9, 2006	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer

August 9, 2006	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer