Form 10-Q
period 2006-09-30
BEACON POWER CORP
filed 2006-10-31
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

or

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of October 27, 2006 was 59,367,374.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Table of Contents

		Page
PART I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005 (audited).	1
	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and 2005 and for the period from May 8, 1997 (date of inception) through September 30, 2006.	2
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from May 8, 1997 (date of inception) through September 30, 2006.	3
	Notes to Unaudited Consolidated Financial Statements.	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19
Item 4.	Controls and Procedures.	19
PART II. Other Information
Item 1.	Legal Proceedings.	20
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information.	21
Item 6.	Exhibits.	21
Signatures		22

i

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2006 (unaudited)	2005 (audited)
Assets
Current assets:
Cash and cash equivalents	$8,164,431	$13,890,162
Accounts receivable, trade, net	174,304	588,440
Unbilled costs on contracts in progress	247,470	437,759
Prepaid expenses and other current assets	254,311	777,385
Total current assets	8,840,516	15,693,746
Property and equipment, net	281,839	212,296
Restricted cash	219,568	219,568
Total assets	$9,341,923	$16,125,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,831	$137,290
Accrued compensation and benefits	677,737	151,318
Other accrued expenses	873,763	844,742
Advance billings on contracts	261,771	74,820
Accrued contract loss	661,845	548,614
Restructuring reserve	438,924	713,469
Total current liabilities	3,042,871	2,470,253

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 110,000,000 shares authorized; 59,307,374 and 58,700,036 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	593,074	587,000
Deferred stock compensation	(142,684)	(1,063,145)
Additional paid-in-capital	154,066,259	153,089,842
Deficit accumulated during the development stage	(147,504,758)	(138,245,501)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	6,299,052	13,655,357
Total liabilities and stockholders’ equity	$9,341,923	$16,125,610

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through September 30,
	2006	2005	2006	2005	2006
Revenue	$277,343	$304,064	$775,376	$1,258,503	$3,138,512
Cost of goods sold	237,986	347,554	689,329	1,352,018	3,722,438
Gross profit	39,357	(43,490)	86,047	(93,515)	(583,926)
Operating expenses:
Selling, general and administrative	1,715,617	1,849,322	5,273,025	4,130,271	43,863,218
Research and development	1,314,390	357,703	3,462,230	994,234	58,746,008
Loss on sales and contract commitments	279,083	—	966,869	1,056,566	2,877,141
Depreciation and amortization	24,334	20,994	72,752	62,103	4,293,749
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	3,333,424	2,228,019	9,774,876	6,243,174	116,603,312
Loss from operations	(3,294,067)	(2,271,509)	(9,688,829)	(6,336,689)	(117,187,238)
Other income (expense):
Interest income	115,079	27,423	410,162	59,433	4,455,081
Interest expense	—	—	—	—	(1,093,703)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	13,983	100,644	19,410	124,033	(235,286)
Total other income (expense), net	129,062	128,067	429,572	183,466	6,688,674
Net loss	(3,165,005)	(2,143,442)	(9,259,257)	(6,153,223)	(110,498,564)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(3,165,005)	$(2,143,442)	$(9,259,257)	$(6,153,223)	$(147,437,258)
Loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.16)	$(0.13)
Weighted-average common shares outstanding	59,218,443	48,524,912	58,958,108	45,634,899

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Nine months ended September 30,		through September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(9,259,257)	$(6,153,223)	$(110,498,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,752	62,103	4,293,750
Loss on sale of fixed assets	—	87,365	196,169
Impairment of assets	(40,389)	(111,754)	4,491,638
Restricted cash	—	90,443	(219,568)
(Expenses paid) restructuring charge	(274,545)	(257,660)	438,924
Reserve for officers note	—	(102,044)	—
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	920,461	621,153	3,557,037
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	943,589	—	943,589
Changes in operating assets and liabilities:
Accounts receivable	414,136	(92,391)	(174,304)
Inventory	—	222,593	—
Unbilled costs under government contracts	190,289	(600,625)	(247,470)
Prepaid expenses and other current assets	523,074	561,758	(353,971)
Accounts payable	(8,459)	(269,369)	128,831
Accrued compensation and benefits	526,419	59,766	677,737
Advance billings on contracts	186,951	—	261,771
Accrued interest	—	—	275,560
Accrued loss on contract commitments	113,231	299,235	661,845
Other accrued expenses and current liabilities	29,021	261,196	882,433
Net cash used in operating activities	(5,662,727)	(5,321,454)	(94,468,501)
Cash flows from investing activities:
Purchase of investments	—	(1,000,000)	(1,190,352)
Sale of investments	—	—	4,752,934
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(142,524)	(39,713)	(8,636,928)
Sale of property and equipment	40,618	28,800	239,215
Net cash used in investing activities	(101,906)	(1,010,913)	(5,247,203)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Private stock offering, net of expenses	—	3,953,571	17,108,477
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	10,302	1,738	142,367
Exercise of employee stock options	28,600	656,159	2,177,822
Cash paid for financing costs	—	327,646	—
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	(319,420)	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	38,902	4,619,694	107,880,135
(Decrease) increase in cash and cash equivalents	(5,725,731)	(1,712,673)	8,164,431
Cash and cash equivalents, beginning of period	13,890,162	5,097,188	—
Cash and cash equivalents, end of period	$8,164,431	$3,384,515	$8,164,431
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for kinetic energy storage and conversion of that kinetic energy to useful electrical power.  During 2000 we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses, and during 2005 we raised approximately $17 million via private placements of our common stock.  We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid.  In addition, we believe as the commercialization of our technologies continues other cost-effective applications for our flywheel systems will develop that will provide additional revenues. Because we have not yet generated a significant amount of revenue from our expected principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of September 30, 2006, had an accumulated deficit of approximately $148 million.  We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts.  The completion of development and deployment of our Smart Energy Matrix™ flywheel system will require substantial additional outlays of capital.

We do not expect to become profitable or cash-flow positive until at least 2009 and must raise additional equity to execute our business plan and continue as a going concern.  Based on our planned cash usage rates we believe that we have adequate cash to fund operations into the early part of the first quarter of 2007.  We expect to raise capital to execute our business plan by issuing and selling additional common stock in an equity financing.  We expect these financing activities to be completed later this year or early 2007.  Toward this objective, a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission on September 1, 2006.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2005.  In our management’s opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues, and incurred losses of approximately $148 million since our inception, including losses during the nine months ending September 30, 2006 of approximately $9.3 million.  We have approximately $8.2 million of cash and cash equivalents on hand at September 30, 2006.  Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain additional equity financing, and in the long term, on our ability to successfully establish a share of the frequency regulation market based on deploying our Smart Energy Matrix™ flywheel systems that are now under development.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation.  Our former subsidiary, Beacon Acquisition Co., was inactive in 2005 and was dissolved in January 2006.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since both the quarter and nine months ended September 30, 2006 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

Stock-Based Compensation

During the first quarter of 2006, we adopted the provisions of, and accounted for, stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment”. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense during such periods.

Note 3.  Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	September 30,	December 31,
	2006	2005
Accounts receivable, trade	$188,050	$601,669
Reserve for uncollectible accounts	(13,746)	(13,229)
Accounts receivable, trade, net	$174,304	$588,440

Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At September 30, 2006 and December 31, 2005 we had approximately $55,000 and $49,000, respectively, of holdbacks in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contracts, and therefore have not recorded any reserve against these amounts.

Note 4.  Property and Equipment

Details of our property and equipment follow:

		September 30,	December 31,
	Estimated Useful Lives	2006	2005
Machinery and equipment	5 years	$674,141	$570,424
Service vehicles	5 years	16,763	16,762
Furniture and fixtures	7 years	255,940	255,940
Office equipment	3 years	1,471,201	1,433,947
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	918,285	918,285
Total		$3,869,682	$3,728,710
Less accumulated depreciation and amortization		(3,587,843)	(3,516,414)
Property and equipment, net		$281,839	$212,296

Note 5.  Commitments and Contingencies

The following table summarizes our commitments at September 30, 2006:

	Remainder of year ending December 31,	Year ending December 31,
Description of Commitment	2006	2007	Thereafter	Total
Operating leases	$132,353	$397,059	$—	$529,412
Purchase obligations	1,215,792	—	—	1,215,792
Total Commitments	$1,348,145	$397,059	$—	$1,745,204

We lease office, light manufacturing and assembly space under an operating lease that expires September 30, 2007. We have provided the lessor with an irrevocable letter of credit securing our performance under this lease with a balance at September 30, 2006 of $219,568, which is reduced annually during the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

At September 30, 2006 we had firm, non-cancelable purchase commitments with our suppliers to acquire components for the development of the Smart Energy 25 flywheel system (a key component to the Smart Energy Matrix), and to satisfy contractual obligations for our research and development programs in the amount of approximately $1.2 million.

Legal Proceedings

We may from time to time be subject to legal proceedings, often likely to involve routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, may often be difficult to predict and may be resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  A loss contingency is recorded as a liability in the consolidated financial statements when it is both (i) probable or known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable.  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

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

At September 30, 2006, the restructuring reserves are as follows:

	Nine months ended September 30,
	2006	2005
Beginning balance	$713,469	$1,062,644
Charges for the period	—	—
Payments	(274,545)	(257,660)
Ending balance	$438,924	$804,984

Note 7.  Stock Warrants

The following schedule shows warrants outstanding as of September 30, 2006:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
Class F Financing (extended)	5/23/2000	5/23/2007	$2.250	1,333,333
April 2005 Financing	5/24/2005	5/24/2010	$1.008	800,000
November 2005 Financing	11/8/2005	11/8/2010	$2.210	2,960,527
Total warrants outstanding				5,093,860

We have outstanding three series of warrants to purchase our common stock. The exercise price and the number of shares of our common stock to be issued upon exercise of the warrants will be adjusted under certain circumstances, including:

•         Subdivisions, stock dividends or combinations of our common stock

•         Reclassifications, exchanges, substitutions, or in-kind distributions that result in a change in the number and/or class of the securities issuable upon exercise of the warrants

•         Reorganizations, mergers and similar transactions; and

•         Issuance of additional shares of our common stock or securities convertible into our common stock at a price per share less than the exercise price in effect immediately prior to the issuance of the additional securities, only with respect to the November 2005 Financing warrants.

Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.

Class F Preferred Stock Financing Warrant

The warrant, originally issued in connection with our Class F Preferred Stock financing, is exercisable for 1,333,333 shares of our common stock at an exercise price of $2.25 per share.  In connection with the Investment Agreement among us, Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C., dated April 22, 2005, we extended by two years the term of the warrant.  The holder of this warrant, Perseus Capital, L.L.C., may exercise the warrant at any time prior to its expiration on May 23, 2007.

April 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock at an exercise price of $1.008.

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

Note 8.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors.  Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At September 30, 2006 we had 11,110,307 shares reserved for issuance under this plan.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At September 30, 2006, we had 1,874,631 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over three-year periods in equal quarterly installments.  There are also other performance-based RSU’s granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed during the period ending with the milestones. The unvested portion of any RSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.

Stock Option Plan Schedules

Stock option activity for the first nine months of 2006 was as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2005	5,581,803	$1.18
Granted	743,683	$1.56	$1.11
Exercised	(40,000)	$0.72
Canceled, forfeited or expired	—	$—
Outstanding, September 30, 2006	6,285,486	$1.24

The following table summarizes information about stock options outstanding at September 30, 2006:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Vested	Average
	of Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	of Options	Price
$.255 - $ .74	3,299,886	7.85	$0.70	3,299,886	$0.70
$ .87 - $1.26	1,334,896	5.28	$0.93	1,284,896	$0.92
$1.51 - $2.19	1,193,454	8.43	$1.88	591,092	$2.04
$2.50 - $3.10	130,000	3.67	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	4.42	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	4.06	$6.40	105,000	$6.40
Total	6,285,486			5,633,124

Stock Compensation

Beginning on January 1, 2006, we adopted SFAS 123R. See Note 2 for a description of our adoption of SFAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The valuations determined using such model are affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our stock price volatility, expected life of the option, risk-free interest rate and expected dividends, if any.

We estimate the volatility of our common stock by using historical volatility.  We estimate the expected term of the share or option grant, and determine a risk-free interest rate based on U.S. Treasury issues with remaining terms similar to the expected term of the stock or options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in our valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods. All stock-based payment awards are amortized as they are earned over the requisite service periods of the awards, which are generally the vesting periods.

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

Restricted stock units (RSUs) are valued at the stock price at date of grant, and expensed ratably over the performance period or vesting period, as appropriate.  The number of performance-based RSUs for which stock compensation expense is calculated is based upon management’s assessment of the likelihood of achieving the performance targets.

The assumptions used to value stock option grants for the nine months ended September 30, 2006 are as follows:

Nine months ended September 30,
2006
Risk-free interest rate	4.68% - 5.01%
Expected life of option	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%
Assumed volatility	106% - 108%
Expected forfeitures	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and nine months ended September 30, 2006 is as follows:

	Three months ended September 30,	Nine months ended September 30,
	2006	2006
Selling, general and administrative	$356,645	$1,299,306
Research and development	158,324	564,744
Total stock compensation expense	$514,969	$1,864,050

Components of stock compensation expense:
Amortization of deferred compensation from RSUs	120,151	920,461
Compensation expense related to other RSUs	235,999	264,339
Compensation expense related to stock options	158,819	679,250
Total stock compensation expense	$514,969	$1,864,050

For comparison purposes, the following table sets forth the pro forma amounts of net income and net income per share, for the three and nine month periods ended September 30, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123R at that time:

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net loss to common shareholders as reported	$(2,143,442)	$(6,153,223)
Pro forma compensation expense	22,626	105,312
Net loss—pro forma	$(2,166,068)	$(6,258,535)
Loss per share—as reported	$(0.04)	$(0.13)
Loss per share—pro forma	$(0.04)	$(0.14)

As of September 30, 2006, there was approximately $364,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants. Additionally, as of September 30, 2006, there was $36,000 of unamortized deferred compensation, related to our restricted stock unit program, which will be recognized over the remainder of 2006.

Note 9.  Shelf Registration

On September 1, 2006, we filed a $40 million universal shelf registration with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements:

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, our expected future revenues, operations and expenditures, and estimates of the potential markets for our products and services.  Such statements made may fall within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these projections due to a number of factors as discussed in the section entitled “Risk Factors” of this Form 10-Q. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to revise or update publicly any forward-looking statement in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

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

We recognize revenue in accordance with accounting principles generally accepted in the United States of America.  Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable.  For sales to distributors, we make an adjustment to defer revenue until our products are subsequently sold by distributors to their customers.

Research and Development Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenue using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs.  Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” in our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

All of our research and development contracts are subject to cost review by the government agencies. Our reported results from these contracts could change adversely as a result of these reviews.

Loss on Contract Commitments

Each quarter, we perform an evaluation of expected costs to complete our in-progress contracts that we account for using the percentage-of-completion method.  In the event that the total expected cost to complete a contract exceeds the expected total contract revenue, we immediately record a loss on the contract to the extent that the expected loss exceeds the expected revenue from the contract.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities as well as net operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.  Deferred tax assets are reduced by a 100% valuation allowance to reflect the uncertainty associated with their ultimate realization.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our tax provision.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our long-lived assets to determine whether any events or changes in circumstances indicate that the carrying value of any of such assets may not be recoverable.  The conditions to be considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  When appropriate, we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount.  The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

Sarbanes-Oxley Compliance

Companies that are considered “accelerated  filers” as defined in Exchange Act Rule 12b-2 were required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) as of the first fiscal year ending on or after November 15, 2004.  Non-accelerated and foreign private issuers must comply with SOX by the first fiscal year ending on or after December 15, 2007.  We are a “small business issuer” and hence are considered to be a “non-accelerated filer” and are not required to comply with Sarbanes-Oxley Section 404 until 2007.  However, we are in the process of reviewing, documenting and testing our controls over financial reporting in order to be fully prepared to comply with the requirements of Sarbanes-Oxley as of 2007.

Overview

We design, develop, configure and expect to begin offering for sale, advanced products and services to support more reliable and cost-effective electricity grid operation. The focus of our development has been to establish a patent-protected technology that can provide highly reliable energy storage solutions for the worldwide electricity grid at competitive costs. Our commercial market strategy is to become a global provider of frequency regulation services to operators of the electricity grid. In addition, we believe that, as the commercialization of our technologies continues, additional applications for our flywheel systems may develop that could have significant commercial applications.  In 2005 we were awarded development contracts by the California Energy Commission (CEC) and New York State Energy Research and Development Authority (NYSERDA) to demonstrate the viability of our flywheel technologies for frequency regulation by grid operators. The demonstration units are scale-power prototypes of the Smart Energy Matrix™ flywheel system.  Both units are installed and are undergoing formal field trials.  We believe these demonstration units will validate the capability of our systems to provide frequency regulation services to the electricity grid. An ancillary benefit of these contracts is that the funds received subsidize a portion of our core research and development efforts, and any losses attributable to these contracts would have been costs incurred as part of our on-going research and development efforts.

We may continue to pursue additional development and design contracts for a variety of flywheel-related applications.

We must raise additional funds to execute our business plan.  Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we estimate that we have sufficient cash to fund operations into the early part of the first quarter of 2007. We need to obtain additional investments to fund:

•                  Our continuation as a going concern

•                  Ongoing research and development of the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system

•                  The ramp up of our manufacturing and assembly capacity

•                  The build-out of facilities to provide frequency regulation services to the electricity grid

•                  Working capital requirements; and

•                  The identification and development of new business opportunities.

We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services of at least one megawatt from our flywheel-based commercial frequency regulation system and have sufficient working capital to continue to execute our business plan through 2007, we will need to raise approximately $20 million of funding. Also, we will need to raise additional amounts beyond the foregoing $20 million through a combination of debt and equity to finance the various additional frequency regulation facilities that are contemplated by our business plan.

As part of our new business development, we will continue to evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through September 30, 2006, we have incurred losses of approximately $148 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

Revenues

We have been awarded fixed price research and development contracts from government agencies and are pursuing similar contracts from other government agencies related to our flywheel technologies.  We have determined that we will recognize revenues using the percentage of completion method for such contracts.  We are continuing to evaluate markets for our flywheel systems but we have not yet recognized revenues from these products.  We have placed development prototype flywheels with potential customers and shipped pre-production units.  These flywheel products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies.  We have available for sale in the solar renewable energy market our Smart Power M5™ inverter system.  Our inverter systems are sold through domestic distributors who sell our products to installers who then make sales to residential homeowners or commercial customers.  We recognize revenues on our inverter products when they are sold by our distributors to their customers.  Although we are continuing to support our inverter product, we do not believe that inverters will be a significant portion of our business going forward and we are uncertain as to when or at what price we will be able to sell the remainder of our inventories.

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

Research and Development

Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, and support staff, as well as materials and supplies used in the engineering design and development process.  These costs are expected to increase in 2006 as compared to 2005 as we accelerate the development of the Smart Energy 25 flywheel for frequency regulation applications and record compensation costs associated with equity based compensation.

Loss on Contract Commitments

We establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred.  We recorded a $1.5 million charge during 2005 for anticipated losses on our research and development contracts and an additional charge of approximately $967,000 through September 30, 2006. Approximately $240,000 of this charge relates to the cost share portion of a contract awarded to Beacon during the third quarter of 2006 from the U.S. Department of Energy (DOE), to be administered by Sandia National Laboratories, to design a 20-megawatt Smart Energy Matrix frequency regulation power plant.  The remainder of the charge relates to a revision of our labor and overhead rates and other estimated costs to complete our remaining contracts based upon current forecasts.  These remaining contracts relate primarily to the development of demonstration units of new products.  There is an inherent difficulty in estimating costs to develop new products. We believe that work performed under these contracts will provide direct benefits to the Company in our development of the Smart Energy 25 flywheel.

We expect to recognize probable losses on contract commitments early in a product’s commercial introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts.  With respect to government contracts, we have evaluated, and will continue on a quarterly basis to evaluate, our estimated costs to complete and modify reserves when appropriate.

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities.  We own intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our Smart Power M5™ inverter system, and expect to obtain other patents during 2006 and beyond.  These costs were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004.  These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date.  Accordingly, all costs incurred during 2005 and 2006 related to the development of intellectual property have also been expensed as incurred.

Interest and Other Income/Expense, net

Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and gains or losses on the sale of our impaired assets.

Results of Operations

Comparison of Nine Months ended September 30, 2006 and 2005

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenue	$775	$1,259	$(484)	38%
Cost of goods sold	689	1,352	(663)	49%
Gross margin	86	(93)	179	192%
Selling, general and administrative	5,273	4,130	1,143	28%
Research and development	3,462	994	2,468	248%
Loss on sales and contract commitments	967	1,057	(90)	9%
Depreciation and amortization	73	62	11	18%
Interest and other income, net	430	183	247	135%
Net loss	$(9,259)	$(6,153)	$(3,106)	50%

Revenue

The following table provides details of our revenues for the nine months ended September 30, 2006 and 2005.

	Percent	Nine months ended September 30,		Cumulative Contract Value	Total Contract
Dollars in thousands	complete	2006	2005	Earned	Value
CEC	91%	$192	$975	$1,121	$1,233
NYSERDA PON 846	85%	217	128	547	646
Bechtel Bettis	100%		71	98	98
NYSERDA PON 800	80%	29	14	50	63
Air Force Research Laboratory	26%	197	—	197	750
Sandia DOE Earmark	3%	25	—	25	752
Total Contract Revenue		$660	$1,188	$2,038	$3,542
M5 and accessories		115	71
Total		$775	$1,259	$2,038	$3,542

In the nine months ended September 30, 2006, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $660,000 and recorded $115,000 from the sale of Smart Power M5™ inverter systems and related products.  In the same period for 2005, we recorded research and development contract revenue of approximately $1,188,000 and approximately $71,000 from the sale of our Smart Power M5™ inverter systems and related solar products.  Contract revenue was lower in 2006 compared to 2005 by approximately $528,000 or 44% primarily as the result of the completion of the majority of the milestones on our largest contracts, CEC and NYSERDA, in 2005, offset by higher inverter revenues of approximately $44,000.

During the third quarter of 2006, we were awarded a contract from the U.S. Department of Energy (DOE), to be administered by Sandia National Laboratories, to design a 20-megawatt Smart Energy Matrix frequency regulation power plant. This project directly supports our plan to develop a commercial-scale flywheel-based frequency regulation facility in the U.S during 2007. The contract, valued at $752,500 over a 12-month time period, will provide funding for a portion of our expected development costs.

Under the contract, we will develop a design specification package for a 20-megawatt flywheel-based frequency regulation power plant; complete a comparison study contrasting the features, costs and benefits of flywheel regulation versus conventional technology solutions; perform an analysis to optimize the unique performance advantages of flywheels in providing frequency regulation; determine the comparative advantages of plant sizes between one and 40 megawatts; and identify, study and rank potential plant locations.

Cost of Goods Sold

Cost of goods sold for the nine months ending September 30, 2006 includes costs incurred in performance of our research and development contracts calculated using the percentage of completion method in the amount of approximately $660,000 and the cost of materials, labor, overheads and warranty accruals for inverter products sold in the amount of approximately $30,000  In 2005, cost of goods sold included costs for our flywheel development contracts in the amount of approximately $1,307,000, and materials, labor and warranty accruals for shipments of our Smart Power M5™ inverter products sold in the nine month period of approximately $45,000.

Selling, General and Administrative Expense

Amount
(in thousands)
Nine months ended September 30, 2005	$4,130
Reductions:
Subcontractors and consultants	(391)
Legal and professional fees	(120)
Increases:
Stock compensation expense	1,299
Public company expenses	135
Salaries and benefits	68
Audit fees	47
Office equipment upgrades	36
Other	69
Nine months ended September 30, 2006	$5,273

Selling, general and administrative expenses totaled approximately $5,273,000 and $4,130,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase of approximately $1,143,000 or 28% was primarily the result of expensing stock compensation due to the implementation of FAS 123R and the issuance of restricted stock units of approximately $1,299,000,  additional public company expense of $135,000 primarily relating to our preparations for the requirements of Section 404 of the Sarbanes Oxley Act of 2002, additional salaries and benefits because of new hires of $68,000,  additional audit fees of $47,000, office equipment upgrades of approximately $36,000, and other various items of approximately $69,000. These increases were offset by a reduction in the use of subcontractors and consultants of $391,000 and a reduction in legal fees of $120,000.  Legal and consulting fees in 2005 included costs incurred in an attempt to acquire another company that was not consummated. We expect our selling, general and administrative expenses to be somewhat higher over the remainder of 2006 than during the same period in 2005 due primarily to stock option expensing, additional costs expected in the implementation and reporting expenses associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, fundraising activities and increased marketing and business development expenses associated with flywheel products.

Research and Development Expense

Amount
(in thousands)
Nine months ended September 30, 2005	$994
Increases:
Expense materials	730
Salaries and benefits	565
Stock compensation expense	565
Engineering and manufacturing overheads applied	177
Consultants and subcontractors	134
Facility costs	126
Software maintenance	72
Travel	43
Other	56
Nine months ended September 30, 2006	$3,462

The increase for the nine months ended September 30, 2006 compared to the equivalent period in 2005 of approximately $2,468,000, or 248%, is primarily due to  increased expenses for development materials of approximately $730,000, increased headcount related expenses resulting from hiring of engineering personnel to support our flywheel development of approximately $565,000, FAS123R stock compensation expense of approximately $565,000, lower overheads applied to contracts of approximately $177,000, increased usage of consultants of $134,000, higher facility charges of $126,000, higher software maintenance expenses of approximately $72,000, increased travel costs of $43,000,  and other miscellaneous expenses of approximately $56,000.  We expect the cost of research and development for the remainder of 2006 to be higher than in the same period during 2005 due to increased headcount and development material required for the 25kWh flywheel development as well as the Smart Energy Matrix™ flywheel system.

Loss on Contract Commitments

We recorded contract commitment losses in the first quarter of 2005 at the time we signed our CEC and NYSERDA research and development contracts for expected cost overruns related to material, labor and overheads.   These costs were originally planned for us to provide as cost share under these contracts. An additional loss of approximately $240,000 was recorded during the third quarter of fiscal 2006 related to our expected cost share portion of the Sandia contract.  Additionally, during the nine months ended September 30, 2006, we revised our estimated cost to complete various contractual obligations and recorded an additional provision for contract loss of approximately $727,000.  This increase represents additional labor, material and travel costs of $314,000 expected to be needed to complete the contracts, additional costs of $368,000 related to updating our labor and overhead rates, and other costs of $45,000.

Depreciation and Amortization

The increase in depreciation expense for the first nine months of 2006 as compared to the first nine months of 2005 of approximately $11,000, or 17%, is primarily attributable to depreciation on new assets acquired during the latter half of 2005 and upgrades to our office equipment.  We expect depreciation during the remainder of 2006 will be higher than 2005 due to capital expenditures relating to the increase of production capacity for flywheel development and manufacturing.

Interest and Other Income/ (Expense), net

The increase from 2005 to 2006 of approximately $246,000, or 134%, is primarily attributable to increases in interest income due to higher cash balances than during the same period in 2005.  This increase was offset by the write-back of an officer loan reserve in 2005 of approximately $102,000.  This loan reserve adjustment was included as Other Income during the nine months ended September 30, 2005.

Net Loss

As a result of the changes discussed above, the net loss for the nine months ended September 30, 2006 was approximately $9,259,000 which compares to a net loss during the same period in 2005 of approximately $6,153,000, an increase in net loss of approximately $3,106,000 or 50%.

Liquidity and Capital Resources

	Nine months ended September 30,
	2006	2005
	(in thousands)
Cash and cash equivalents	$8,164	$3,385
Working capital	5,798	2,318
Cash provided by (used in)
Operating activities	(5,663)	(5,322)
Investing activities	(102)	(1,011)
Financing activities	39	4,620
Net decrease in cash and cash equivalents	$(5,726)	$(1,713)
Current ratio	2.9	2.1

Our cash requirements depend on many factors, including but not limited to, research and development activities, continued efforts to commercialize our products, facilities costs, and general and administrative expenses.  Since we are still in the development stage and have not yet begun our expected principal operations of providing frequency regulation services to the electricity grid, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products.  Over the last three years we have taken significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures.  We have focused our activity on market analysis in terms of size of markets, competitive aspects and advantages that our products could provide.  We expect to use more cash resources during 2006 as we continue to work on our government research and development contracts and mobilize our engineering team to develop the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system.

We must raise additional equity to execute our business plan.  Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we have sufficient cash to fund operations into the early part of the first quarter of 2007. We need to obtain additional investments to fund:

•                  Our continuation as a going concern

•                  Ongoing research and development of the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system

•                  The ramp up of our manufacturing and assembly capacity

•                  The build out of facilities to provide frequency regulation services to the electricity grid

•                  Working capital requirements; and

•                  The identification and development of new business opportunities.

We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services of at least one megawatt from our flywheel-based commercial frequency regulation system and have sufficient working capital to continue to execute our business plan through 2007, we will need to raise approximately $20 million of funding. Also, we will need to raise additional amounts beyond the foregoing $20 million through a combination of debt and equity to finance the various additional frequency regulation facilities that are contemplated by our business plan.

Operating Activities

Net cash used in operating activities was approximately $5,663,000 and $5,321,000 for the nine months ended September 30, 2006 and 2005, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the nine months ending September 30, 2006, we had a net loss of approximately $9,259,000.  Adjustments to reconcile net loss to cash flow in 2006 include non-cash stock compensation of approximately $1,864,000, depreciation and amortization of approximately $73,000, offset by facility-related cash payments charged against restructuring reserves of approximately $274,000 and a reduction to our impairment reserve resulting from the disposition of fixed assets of approximately $40,000. Changes in operating assets and liabilities generated approximately $1,975,000 of cash during 2006.  During the same period in 2005, we had a net loss of $6,153,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $621,000, facility-related cash payments charged against restructuring reserves of approximately $258,000, a write-back of a reserve for a repaid officer’s note of approximately $102,000, proceeds from the sale of fixed assets (net of reserve) of $24,000, reduction of the amount of restricted cash of $90,000, and depreciation and amortization of approximately $62,000.  Changes in the operating assets and liabilities generated approximately $442,000 of cash during the first nine months of 2005.

Investing Activities

Net cash used in investing activities was approximately $102,000 and $1,011,000 for the nine months ending September 30, 2006 and 2005, respectively.  The principal use of cash in 2006 was the purchase of property and equipment in the amount of approximately $143,000, offset by the sale of property and equipment of approximately $41,000.  The principal uses of cash in 2005 were from the purchase of an investment in NxtPhase T&D Corporation of approximately $1,000,000 and a purchase of equipment of approximately $40,000, offset by proceeds from the sale of property and equipment of approximately $29,000.

Financing Activities

Net cash provided by financing activities was approximately $39,000 and approximately $4,620,000 for the first nine months of 2006 and 2005, respectively.  For 2006 the primary sources of cash were approximately $29,000 from the exercise of employee stock options and approximately $10,000 from employee purchases of shares from our employee stock purchase plan.  For the first nine months of 2005, cash generated by financing activities included approximately $3,954,000 from the issuance of common stock pursuant to an investment agreement with Perseus 2000 Expansion, $656,000 related to the exercise of stock options and approximately $2,000 from the employee stock purchase plan, offset by expensing of cash paid for financing costs of approximately $327,000 and approximately $319,000 for the repurchase of our stock.

As part of our new business development, we may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons if sufficient cash is available.  Because our primary motivation in making these investments may not be to realize a profit on the investment itself, but rather to expand our business prospects, these investments may lack any financial return to the Company, result in a loss of principal and lack liquidity.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk but not to market risk of principal.  At September 30, 2006, we had approximately $160,000 of cash equivalents that were held in non-interest bearing accounts.  Also at September 30, 2006, we had approximately $200,000 of cash equivalents that were held in interest bearing checking accounts, $5,500,000 invested in short-term highly-rated bonds and approximately $2,304,000 invested in interest-bearing money market accounts at high-quality financial institutions.  Our exposure to market risk through financial instruments is not material.

Item 4.  Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 10, 2006, the following risk factors pertain to us:

Our business plan includes the design, development, construction, financing and operation of several frequency regulation power plants that incorporate our Smart Energy Matrix technology in order to provide frequency regulation services.  We have limited prior experience doing this.  Should we fail in any material aspect of these tasks, it is unlikely that we will recognize significant revenue under our current business model.

Our current business plan calls for the design, development, construction, financing and operation of one or more commercial-level frequency regulation power plants that incorporate our Smart Energy Matrix technology.  However, we have limited experience doing these things at a commercial level, although we have designed, developed, constructed and installed two one-tenth scale demonstration units at existing utility sites on the grid and are operating them in demonstration and testing mode. However, we have never done these things commercially, nor ever obtained project finance (although we have experience in raising corporate finance). We expect that doing these things on a commercial level will be complex and challenging and we may not be successful. If we are not successful, then we will not achieve the revenues planned in our business model.

Our revenue and sales depend upon the achievement of the product development and commercialization milestones set forth in our contracts with third parties. Our future revenues will result from similar milestones related to government contracts and from our commercial applications. These revenues will depend on our ability to deliver flywheel systems with certain performance and dependability attributes.

The majority of our revenue is currently derived from contracts with governmental entities which tie our payments to our reaching certain product development and commercialization milestones set forth in those contracts.  We expect that our future revenue from government sources will similarly be tied to the achievement of milestones. On commercial applications for our flywheel systems, our ability to achieve revenues will be dependent on our ability to complete development of our systems and for these systems to have the performance and dependability attributes required for economic viability.  It is uncertain whether and to what degree we will be able to meet these goals in the future and to the extent we do not meet such goals, we expect our revenue to suffer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 22, 2006, we held our annual meeting of shareholders.  At this meeting, stockholders voted on two matters:  (1) to elect William Stanton to serve a one-year term on the Board of Directors; and (2) to ratify the selection of Miller Wachman LLP as the Corporation’s independent auditors for 2006.  The result of the votes was as follows:

Matter voted upon:	Votes For:	Votes Against	Abstentions or Votes Withheld
1 Election of William E. Stanton to a one-year term on the Board of Directors	52,446,466	—	540,496

2 Ratification of the selection of Miller Wachman LLP as the Corporation’s independent auditors for 2006.	52,807,742	112,637	66,583

The total shares outstanding and eligible to vote as of the record date of August 4, 2006 were 58,713,303 shares.  Proxies representing 52,986,962 shares or 90 percent of the eligible voting shares were received and tabulated.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(5)	Amended and Restated Bylaws.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Form of specimen stock certificate.

10.1	(4)	Agreement dated August 31, 2006 between the Company and Sandia National Laboratories.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43886).

(2)             Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 001-16171).

(3)             Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).

(4)             Incorporated by reference from the Form 8K filed on September 7, 2006 (File No. 000-31973).

(5)             Incorporated by reference from the Form 8K filed on August 29, 2006 (File No. 000-31973).

+                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: October 31, 2006	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer

October 31, 2006	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer