Form 10-K
period 2006-12-31
BEACON POWER CORP
filed 2007-03-30
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Common Stock, par value $.01 per share
Preferred Share Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2006 the market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $74,573,811. In determining the market value of non-affiliated voting stock, shares of the registrant’s common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant’s voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of March 21, 2007 was 71,342,885.

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit Index (Item No. 15) located on pages 68 through 70 incorporates several documents by reference as indicated therein. Portions of the definitive Proxy Statement for Beacon Power Corporation’s Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2006 are incorporated by reference into Part III of this Form 10-K.

i

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking” statements are identified by the use of terms and phrases such as “believe,” “expect,” “plan,” “anticipate,” and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Beacon Power Corporation’s expectation. These factors include: a short operating history; a history of losses and anticipated continued losses from operations; a need to raise additional capital combined with a questionable ability to do so; the possibility that our stock may be removed from the Nasdaq Stock Market if we are unable to meet minimum bid price or other compliance criteria; limited experience manufacturing any product and no experience supplying frequency regulation services on a commercial basis; limited commercial contracts for sales to date; the dependence of sales on the achievement of product development and commercialization milestones, including design modifications that may be needed following a recent malfunction that occurred while testing a prototype flywheel; the uncertainty of the political and economic climate, and the different electrical grid characteristics and requirements of any foreign countries into which Beacon hopes to sell or operate, including the uncertainty of enforcing contracts, the different market structures, and the potential substantial fluctuation in currency exchange rates in those countries; significant technological challenges to successfully complete product development; dependence on third-party suppliers; the potential for intense competition from companies with greater financial resources, especially from companies that are already in the frequency regulation market; possible government regulation that would impede the ability to market products or services or affect market size; the complexity and other challenges of arranging project finance and resources for one or more frequency regulation power plants; possible product liability claims and the negative publicity which could result; any failure to protect intellectual property; retaining key executives and the possible need in the future to hire and retain key executives; the recent volatility in the stock price of companies operating in the same sector. Such statements made by the Company fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these estimates due to a number of factors as discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition” and “Results of Operations - Certain Factors Which May Affect Future Results” of this Form 10-K.

PART I

Item 1.                        Business

Overview

Beacon Power Corporation and its subsidiary (collectively “Beacon,” “the Company,” “we,” “our” or “us”) design, develop, configure and expect to begin offering for sale, advanced products and services to support more reliable and cost-effective electricity grid operation. We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. Beacon is a development-stage company that was incorporated in Delaware on May 8, 1997. Because we have not yet generated a significant amount of revenue from our expected principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. We maintain our principal offices and research and development laboratory at 234 Ballardvale Street, Wilmington, Massachusetts, 01887-1032. Our telephone number is 978-694-9121.

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any documents that we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC’s Web site at www.sec.gov.

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

The focus of our research and development has been to establish commercially viable flywheel-based energy storage technologies that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. We expect to generate revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America. We believe that as the company expands its production capabilities we can become a provider of frequency regulation services to grid operators on a global basis. In addition, we believe that as the commercialization of our technologies continues we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities.

Our initial market focus will be on the geographic regions of the domestic grid that have been deregulated. These regions and their Independent System Operator (ISO) designations are: New England (ISO New England); California (California ISO); Texas (ERCOT); New York (New York ISO); and the Mid-Atlantic (PJM Interconnect). These regional ISOs or grid operators purchase frequency regulation services from independent providers in open bid markets that they manage and maintain. We are seeking to become one such provider. We believe our technology will offer grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide (CO2), nitrogen oxide, sulfur dioxide and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services. We believe that we will have lower operating costs and faster response time than the majority of other entities that provide frequency regulation services, which we believe will allow us to have sufficient margins to make the company economically viable.

The Frequency Regulation Market

Levels of power supply and demand on the power grid change from second to second and minute to minute. The need to balance electricity supply and demand on the grid requires a special service to maintain stable power frequency called frequency regulation. Deviations from nominal grid frequency can have a negative impact on the operability of devices that obtain power from the grid. In North America, grid frequency is maintained at 60 cycles per second (Hertz, or Hz). In Europe and other parts of the world, the same requirement exists for balancing power supply and demand on the grid, but at a frequency of 50 Hz. In North America, the effectiveness of maintaining grid frequency is measured by performance standards provided by the North American Energy Reliability Council (NERC). Financial penalties are imposed on grid operators when performance standards fall below levels deemed acceptable. Similar standard-setting entities for frequency regulation exist in most other parts of the world.

In North America, the frequency regulation market in areas that are deregulated and accessible via open-bid market mechanisms was valued at over $650 million in 2006. Based on global electrical production, we believe that the worldwide frequency regulation market is several times this amount. Significant growth in the US open-bid market is expected due to a combination of factors, including:

•       Anticipated expansion of open-bid grid operating regions such as the Midwest ISO

•       Increased demand for electricity

•       Greater use of renewable energy sources—including wind and solar

Under the open-bid market, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines what every bidder is paid.

To fully exploit this regulatory-driven open-bid market, we expect to design, build, own and operate a number of frequency regulation facilities. Our business model, which is a sale-of-services model, is similar to that of independent power producers who also design, build, own and operate their own power plants. Each Smart Energy Matrix™ frequency regulation facility will be up to 20 megawatts (MW) in size. A Smart Energy Matrix™ is a multi-flywheel energy storage system designed to provide reliable and sustainable frequency regulation services for utility grids. A Smart Energy Matrix™ can be scaled to any size to provide one or more megawatts of frequency regulation capacity. Smart Energy Matrix™ frequency regulation plants that are 20 MW or less in size offer the advantage of being eligible to use fast-track interconnection regulations that allow plants of this capacity or smaller to be approved more quickly in accordance with streamlined regulatory rules. A key benefit of our business model is that we begin to obtain revenues from the sale of services immediately upon installation of each megawatt. Another key benefit of our business model is that we avoid the costs and lengthy procurement cycles typically associated with marketing capital equipment to the utility sector.

The key qualification for our participation in these markets is the ability to demonstrate that our technology can provide the required services within the rules determined by the grid operators. To attain this qualification and accelerate market entry we have installed two scale-power 100-kilowatt (kWh) demonstration models of our Smart Energy Matrix™ for evaluation by grid operators. Each of these scale-power systems consists of multiple flywheels. In 2005, we were awarded contracts for these systems by the California Energy Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA), in cooperation with the U.S. Department of Energy, to test the viability of our flywheel technologies for frequency regulation by grid operators. During 2005, we shifted virtually all of our development spending towards meeting the requirements of these two pilot programs. The demonstration systems are scale-power prototypes of the Smart Energy Matrix ™ multi-flywheel system. An ancillary benefit of these contracts is that the funds we have received have subsidized a portion of our core research and development efforts, and any losses attributable to these contracts would have been costs incurred as part of our ongoing research and development efforts.

Both the California and New York systems were installed and evaluated in formal field trials. The demonstration units contain fully functional control, communication and interconnection elements similar or identical to the elements of our planned 20 MW frequency regulation facilities. The purpose of these pilot systems is twofold: 1) to demonstrate the ability of our flywheel technology to provide frequency regulation services consistent with the technical requirements of the grid operators, including the California ISO and New York Independent System Operator (New York ISO), and 2) to obtain certification or other approval from system operators to use our technology to provide commercial frequency regulation services in their respective states and territories.

The California system completed its field trial on January 31, 2007, earning a positive evaluation from both the CEC and the California ISO. The California ISO is a not-for-profit organization that manages the flow of electricity for California’s open-market power grid. On December 26, 2006, the California ISO certified our flywheel technology for use as a frequency regulation resource in California.

The New York demonstration unit incorporates technology we gained from the California unit and contains additional voltage support and power quality capabilities. These added capabilities are designed to demonstrate the technical efficacy of two entirely new applications for our core technology.

On March 22, 2007, the New York State Energy Research and Development Authority (NYSERDA) and the U.S. DOE confirmed the successful outcome of field trial testing of our scale-power flywheel frequency regulation system in New York. At the same time, the New York ISO determined that our technology is a viable technology for frequency regulation on its grid and is acceptable for provision of commercial frequency regulation in the State of New York. Our New York-based flywheel system field trial reached this significant milestone after the U.S. DOE (through Sandia National Laboratories, which co-monitored the demonstration with NYSERDA) concluded that the unit’s performance had been successfully demonstrated and that additional testing was not required. The flywheel system will remain in place in Amsterdam, New York, to respond to any additional control methodology demonstration that may be requested by the New York ISO should we decide to deploy on a commercial scale in the State of New York.

We believe the performance characteristics of the Smart Energy Matrix™ will match the requirements of the frequency regulation market quite well, as our Matrix is designed to quickly release or absorb excess energy when power on the grid exceeds demand or when demand exceeds supply. We will be able to provide a response time that is up to 100 times faster than incumbent generators providing this service. The Smart Energy Matrix™ recycles excess energy when generated power exceeds load and delivers it when load increases.

We project that our cost structure will be significantly lower than most incumbent frequency regulation service providers. Our Smart Energy 25 flywheel is designed to operate with low energy losses, little or no mechanical maintenance for 20 or more years and without significant degradation in energy conversion efficiency. In particular, our technology is different from incumbent frequency regulation providers in that it does not use fossil fuel. Fossil fuel is a large variable cost for most competing frequency regulation providers.

Because our Smart Energy Matrix™ does not burn fossil fuel, our cost structure is insulated from the negative impact of price increases for coal, oil and natural gas. Historically, market prices for frequency regulation are highly correlated with wholesale energy prices, especially spot market prices. Consequently, as the price of energy rises, we believe that revenues for frequency regulation can generally be expected to rise, but without a proportional increase in our cost per megawatt. Since it does not burn fuel, the environmental benefits of our technology are quite significant. Our technology’s ability to reduce carbon dioxide (CO2) emissions was studied by KEMA, Inc., an international energy industry consulting firm, commissioned to evaluate the potential of our technology to reduce greenhouse gas and other emissions. Compared to conventional fossil-fuel based frequency regulation providers, our technology is estimated to produce up to 89% less CO2. The results of this study indicate that the dramatically cleaner performance of our flywheel systems can be expected to offer significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions.

The location of our first megawatt-scale frequency regulation plant will be dependent on a number of factors, including but not limited to the availability and cost of land and related power plant construction, grid interconnection requirements, and comparative market pricing available for frequency regulation in the various regional markets.

To successfully compete in the frequency regulation market we will need to obtain significant additional funding to expand our flywheel manufacturing capacity and construct frequency regulation facilities.

On December 28, 2006, a malfunction occurred during the testing of a 25 kWh prototype flywheel in one of our test cells at our Wilmington, Massachusetts facility. This occurred as our engineers were powering down a prototype Smart Energy 25 flywheel, after having run various tests on the unit over the course of several days, including operating it at full speed of 16,000 revolutions per minute (rpm). The malfunction was initiated when a circuit breaker in the test facility tripped, cutting the power to the magnetic bearing that supported the flywheel while it rotated. There were no injuries or loss of important data or design information. However, as a result of the malfunction, one of our test cells and the prototype unit were damaged. We have completed a comprehensive analysis of the malfunction, performed by our engineers with support from qualified outside specialists. The analysis concluded that the design of the flywheel’s rotating assembly is sound but a redesign of certain stationary components is required. The time needed to modify and procure parts to accommodate the redesign of such stationary components will extend our previously stated development schedule for the development of the Smart Energy 25 system. We now expect to complete prototype development by the end of July 2007, rather than by the end of March, and to place our first megawatt of flywheel-based frequency regulation into service in April 2008, rather than by the end of December 2007.

Defense applications

We are in the design phase for a flywheel energy storage system for satellites capable of achieving maximum theoretical specific energy density. The program is jointly funded by the Air Force Research Lab (AFRL) and the Defense Advanced Research Projects Agency (DARPA). We believe that our high-energy flywheel technology is increasingly attractive as a platform for power regulation of micro-distribution systems typical of space platforms, navy vessels and other military hardware. We are actively pursuing defense and military-related projects that, in addition to generating revenue to help cover operating costs, effectively provide non-dilutive R&D funding for key technology innovations and advancements that can be transferred to commercial markets.

Other Flywheel-based Market Opportunities

Other applications for which we believe our technologies may be well suited include:

•       Reactive power support (VAR support)

•       Angular stability control

•       Ramp mitigation

•       Voltage support for rail systems

•       Peak power support (load balancing)

•       Stabilization of distributed generation systems

•       Uninterruptible power supply (UPS)

We are evaluating these additional applications to determine whether they represent commercially attractive market opportunities; however, our focus in the near term will be to deploy company-owned flywheel facilities for the frequency regulation market.

Competition

In the frequency regulation market, we believe our Smart Energy Matrix™ will offer superior performance and cost benefits over incumbent fossil fuel and hydro-powered generators. These incumbent generators can supply frequency regulation if they are willing and able, on short notice, to increase or decrease generation of a specified amount during a specified period. Participating generators both sell electricity in their role as generators, and sell frequency regulation services using some of their reserve generating capacity. Providing regulation services is qualitatively different than generating electricity because the generator’s output varies constantly in response to continually changing signals from the grid operator, it is priced differently, it carries a different cost structure, therefore it is sold through a different market within the ISO.

Not all generators provide frequency regulation services. Some, such as nuclear power plants, are unable to vary their output in the manner needed to participate in this market. Others may be capable of providing such services, but choose not to do so. Many generators prefer to sell electricity and not provide frequency regulation services, due to the higher operating and maintenance costs that arise from providing frequency regulation as compared to the steady generation of electricity. The constant up and down of supplying frequency regulation services is hard on their equipment. Fossil fuel generators suffer more wear and tear from this process than do hydro-powered generators.

Most bidders in the frequency regulation auctions are fossil fuel generators. Fossil fuel generators are subject to increasing fuel prices and high operating and maintenance costs arising from ramping equipment up and down to supply frequency regulation services. They are also affected by opportunity costs that arise from using generating capacity to provide frequency regulation services rather than to produce the maximum amount of electricity for the grid. Although hydro-powered generators have lower operating and maintenance costs than fossil fuel producers, they are geographically limited. Compared to the fossil fuel generators, our Smart Energy Matrix™ will have much lower operating and maintenance costs and minimal fuel costs. Consequently, we believe that we will be a successful bidder to provide frequency regulation services to regional grid operators that utilize auction markets.

We also believe that, given the demands of providing frequency regulation, other forms of energy storage such as batteries, lower energy flywheels, fuel cells and electrochemical capacitors will not be able to effectively compete with the Smart Energy Matrix™. For example, batteries have a short economic life and are generally not environmentally attractive. Metal flywheels cannot store as much energy as can our composite flywheels, because they cannot spin as fast without incurring a significant weight, size and cost penalty. Other composite flywheels have only a fraction of the energy required to provide the service.

Discussion of Operations

We have experienced net losses since our inception and, as of December 31, 2006, had an accumulated deficit of approximately $150 million. We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts. We do not expect to have positive EBITDA (Earnings before interest, taxes, depreciation and amortization) or positive cash flow until at least 2010 and must raise additional equity to execute our business plan and continue as a going concern. We expect to raise additional capital this year and in 2008 through the sale of common stock to execute our business plan. The expansion of our manufacturing capabilities and building and installing frequency regulation facilities to achieve our objectives will require substantial additional outlays of capital.

Our business plan calls for completion of testing and development of our Smart Energy 25 flywheel design in July of 2007 and deployment of our first megawatt of flywheel-based frequency regulation in April 2008. We began development of the Smart Energy 25 flywheel in the first quarter of 2006. This flywheel is the core component of the Smart Energy Matrix™ with the balance of the system made up of electronics and software. Our 2006 development efforts required us to nearly double our engineering and technical workforce and to increase our rate of expenditure for development materials. Additional funding will be needed in 2007 to fully develop the Smart Energy 25, build a full-power prototype and prepare for volume manufacturing capacity. In the event that full-scale development of the Smart Energy Matrix™ is constrained, the time to achieve profitability or positive cash flow will be extended.

During 2005 we raised approximately $17 million by issuing approximately 13.3 million shares of common stock and issuing warrants to purchase 3.8 million shares of common stock. We also received $100,000 for extending an existing warrant by two years that was set to expire in May 2005. In February 2007, we raised an additional amount of approximately $10.6 million by selling approximately 11.8 million shares of common stock and warrants to purchase 5.9 million shares at an exercise price of $1.33 per share.

Our losses and uses of cash may fluctuate significantly from quarter to quarter as revenues (if any), costs of development, inventories and receivables fluctuate. In addition cash may fluctuate by period due to the timing of capital expenditures for expanding manufacturing capabilities or construction of frequency regulation facilities. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all.

Approvals and Certifications

Both the California ISO and the New York ISO have now certified or otherwise approved Beacon’s technology for commercial use in providing frequency regulation within their respective states. As previously noted, on December 26, 2006, the California ISO certified Beacon’s flywheels for use as a frequency regulation resource in California. And on March 22, 2007, the New York ISO confirmed that Beacon’s flywheel technology is also acceptable and viable for use for frequency regulation on the New York ISO grid, and that New York ISO is currently determining how the service would be integrated into its tariff structure.

In prior years, we have obtained Underwriters Laboratory approval for our existing 2-kWh and 6-kWh Smart Energy flywheel products and we have received certification that our smaller Smart Energy flywheel systems meet Telcordia standards, which are the baseline for performance and safety standards established by the telecommunications industry. Our Smart Energy products are, to our knowledge, the only flywheel products that have passed a Zone 4 earthquake test while operating, making them suitable for use anywhere in the United States. Our Smart Energy flywheel systems have also been successfully tested for compliance with the Institute of Electrical and Electronics Engineers (IEEE) 587 standards, which is the required standard for all Uninterruptible Power Supply systems.

In prior years we have also obtained Underwriters Laboratory approval for our Smart Power M5, M5 Plus, M4 and M4 Plus inverter systems. The California Energy Commission and New York’s Public Service Commission have also approved these products for on-grid applications.

Our Technology

Flywheel-based products

Our patented composite flywheels offer superior reliability and performance at competitive costs compared to other energy storage devices. Our composite flywheel is a rotating wheel on hybrid magnetic bearings and operates in a near-frictionless vacuum-sealed environment. The flywheel is powered up to its operational speed using a permanent magnet motor and electricity from an external power source (typically the grid). When the composite rim spins, it stores energy kinetically. The flywheel is able to spin for extended periods with great efficiency because friction and drag are virtually eliminated by the use of hybrid magnetic bearings and a vacuum-sealed environment. Because it has very low friction, little power is required to maintain the flywheel’s operating speed. When electrical power is needed, the momentum of the spinning flywheel drives a generator and its bi-directional inverter converts the kinetic energy into electrical energy.

Steel flywheels have been used since the industrial revolution in applications such as piston engines to store energy during the power stroke for release during the compression stroke. These applications are limited by the revolutions per minute at which steel flywheels are able to operate and by the limited density of storage of energy by volume of steel. Our products employ new enabling materials such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. Our composite flywheels are fabricated from a proprietary mixture of high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight flywheels made from metals. For example, a 600-pound steel flywheel running at 8,000 revolutions per minute (RPM) will store approximately 900 watt-hours of energy and can deliver up to 850 watt-hours of energy. In contrast, our 500-pound 6-kilowatt hour composite flywheel running at 22,500 RPM stores 7,200 watt-hours of energy and delivers 6,000 watt-hours of energy. On a per-pound basis, composite flywheel technology delivers nearly 10 times the energy of steel flywheels.

Our proprietary technology enables the design of maintenance-free flywheel products in that our products employ an internal rather than external vacuum system and its bearing systems have been designed and developed to need no scheduled replacement or maintenance. Many flywheel products rely on bearings and external vacuum systems that require periodic maintenance and replacement. Our Smart Energy flywheel systems have dramatically longer discharge times than any other flywheel energy storage systems; this is possible because our technologies result in higher amounts of stored energy and minimal energy losses during operation.

Research and Development

Our research and development efforts are essential to our ability to successfully design and deliver products, as well as to modify and improve existing products to reflect the evolution of markets and customer needs. Our engineers work closely with potential customers to define product features and performance requirements to address specific needs for both flywheel-based solutions and renewable energy applications. Research and development expenses, including engineering expenses, were approximately $4,748,000 in 2006, $1,408,000 in 2005 and $3,532,000 in 2004. We expect research and development expenses in 2007 to be higher than those in 2006 due primarily to the costs of completing the development of the Smart Energy 25 flywheel and design of the facility for deploying our Smart Energy Matrix™ for frequency regulation services. At December 31, 2006, we employed 20 engineers and technicians and six manufacturing employees full time and had five independent contractors engaged in research and development and design work on manufacturing and frequency regulation facilities. At December 31, 2005, we employed 15 engineers and technicians and had three independent contractors engaged in research and development.

Manufacturing

Our Wilmington, Massachusetts facility was designed for the assembly and testing of flywheel systems and we used the facility for that purpose in 2006 for development of the Smart Energy 25 flywheel. In 2007 we expect to complete development and begin low volume production of our Smart Energy Matrix™ product.

In 2007 we expect to build out manufacturing capacity to meet expected 2008 production requirements through expansion of our current facility or additional locations. We expect to begin staffing for the assembly and testing of our flywheel systems during 2007 and beyond. In addition to assembly work at our Wilmington, Massachusetts facility, we rely on outside suppliers to provide components for our systems. For our mechanical flywheel systems and the related electronics, we are working to establish a minimum of two suppliers for each component to reduce any adverse impact of a loss or interruption by a supplier.

In 2005 and 2006 we also assembled and tested a small quantity of Smart Power M-series inverters at our facility. We believe we have adequate vendor sources for all the components of the Smart Power M-series inverter systems. Although we are continuing to support our inverter products, we do not believe that inverters will be a significant portion of our business going forward and we are uncertain as to when or at what price we will be able to sell our inventories.

Sales and Marketing

In 2006, sales and marketing activities for our flywheel-based frequency regulation services focused on establishing efficacy for our technology as a frequency regulation provider as a path to obtaining certification to operate our technology in the deregulated open bid markets. A significant achievement in validating the capability of our technology to provide frequency regulation was the formal certification that our technology could be used for frequency regulation in California and New York. The California ISO provided this certification in December 2006, and the New York ISO provided its acceptance of our technology in March, 2007.

Sales and marketing activities will broaden in 2007 as we seek more certifications or other forms of approval to operate in open bid markets in addition to the California and New York markets. Simultaneously, we are assessing the comparative value of all the open bid markets in order to decide in which markets and in what sequence our merchant facilities should be built and brought on-line.

Consistent with our focus on participating in multiple deregulated open bid markets in the near term, we have increased our level of involvement in regulatory affairs on both a national and regional level. We joined the North American Electric Reliability Council (NERC) at the beginning of 2007, and we increased participation in regional ISO events related to becoming a market participant for frequency regulation throughout 2006. We have continued our membership in the PJM Interconnect and expect to join other relevant ISO committees in 2007.

Backlog

At December 31, 2006, we did not have any firm commercial sales commitments for our products and services. We have been awarded several research and development contracts from which we expect to derive revenues in 2007 of approximately $1,226,000.

Customer Service

We expect to provide maintenance and support for our products by utilizing our own customer service personnel as well as support as needed from our engineering organization. In the future we may elect to contract all or part of the customer service activities to outside sources if we deem it effective from both a customer satisfaction and an overall cost perspective.

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

The intellectual property rights of our flywheel-based products are primarily embodied in patents that we hold or which are pending, but in addition include flywheel technologies and patents that we are licensed to use, in perpetuity. We hold U.S. patents on our flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims, earthquake-tolerant bearings and bearing cooling device. In February 2007, we received our first foreign patent, in Australia, on our vacuum system, and an additional U.S. patent, on a bearing damper. We also have 15 pending U.S. and foreign patent applications, and several other applications being prepared for filing. We hold a perpetual, exclusive, royalty-free, worldwide license by SatCon Technology Corporation to use its flywheel technologies and patents for stationary terrestrial flywheel applications. This license includes 11 issued U.S. patents and 11 U.S. and foreign patent applications that expire on various dates between 2012 and 2021and covers SatCon’s technologies and patents and all improvements made by SatCon through November 16, 2000, the date of our initial public offering. We are not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. We expect to develop additional intellectual properties and trade secrets as we continue developing additional Smart Energy and Smart Power systems. We own all technology improvements that we have developed that are based on the technology licensed from SatCon.

Government Regulation

We expect to be a substantial beneficiary of any government deregulation of North American and other electricity markets. In the U.S., in particular, the open-bid market for frequency regulation services reflects a set of market rules by which we can access revenue-producing markets without the need to find and sell equipment to traditional end-use customers. This open market environment implies the potential for fast growth using our high-energy carbon composite flywheel technology and a design, build, own and operate business model.

Employees

At December 31, 2006, our headcount was 39 full-time employees, five part-time employees and five independent contractors, of which approximately 26 were engineers, technicians, and manufacturing staff involved in research and development and one was in sales, marketing and customer service. The remaining twelve people were involved in administrative tasks. None of our employees is represented by a union and we consider our relations with employees to be satisfactory.

Item 1A.                Risk Factors Relating to Our Business

We face significant technical challenges in completing the development of the Smart Energy Matrix™. We may fail to develop our 25kWh generation flywheel system, which is a critical requirement for the development of the Smart Energy Matrix™ and, even if we are able to develop the 25kWh system, we may fail to develop the Smart Energy Matrix™.

Although we have successfully developed three high-energy flywheel systems (the 2kWh and 6kWh for telecom and the 6kWh for the grid) that had similar technical challenges, there can be no assurance that we will be able to successfully develop the 25kWh system. The successful development of our new Smart Energy 25 flywheel system, which will be used in the Smart Energy Matrix™, involves significant technological and cost challenges, including:

•       Timely development of cost-effective designs for key components of the Smart Energy Matrix™ such as the rim, motor, power electronics, magnetic bearing system and the master controller software

•       Prototype test malfunctions could result in damage to our other equipment and test facility, re-engineering costs and production delays

•       Development and production delays and/or cost increases may occur if we are unable to establish multiple source suppliers for key components to meet our engineering requirements, cost objectives and development and production schedules and we do not have contracts with all of these suppliers

•       Development of cost-effective designs on schedule that will meet system performance requirements such as:

•       A rotor-cooling scheme to avoid overheating during operation

•       Cost-effective bearings to ensure acceptable vibration levels at all speeds; and

•       A touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake

•       Ramping up and maintaining production rates

•       Controlling the quality and cost of goods we buy from key suppliers; and

•       Potential delays in our schedule and/or cost increases that could result if we are unable to extend the lease on our current facility or obtain a suitable, timely lease on another facility.

There can be no assurance that we will be successful in meeting these challenges. In addition, even if we are able to develop the new Smart Energy 25 flywheel system, we plan to integrate multiple Smart Energy 25 flywheels into a common building to produce the Smart Energy Matrix™. This effort will pose significant technological and cost challenges including:

•       Meeting the technical requirements for interconnection to the utility grid; and

•       Developing a communication and control system adequate to meet the performance standards of grid managers.

Our stock may be removed from The Nasdaq Capital Market System.

On March 27, 2007 we received a letter from the Nasdaq Capital Market dated March 27, 2007 indicating that our common stock has not met the $1.00 minimum bid price requirement for continued listing for the past 30 days and that our common stock is, therefore, subject to delisting from the Nasdaq Capital Market, pursuant to Nasdaq Marketplace Rule 4310(c)(4). Therefore in accordance with Marketplace Rule 4310(c) (8) (D), we will be provided 180 calendar days, or until September 24, 2007, to regain compliance. To attain compliance, our common stock must close at $1.00 per share or more for a minimum of ten consecutive days before September 24, 2007. In the event that our stock does not meet this requirement, but meets the requirements for initial inclusion on the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c), we may be granted an additional 180 calendar day period to regain compliance. If we have not met the compliance criteria by September 24, 2007 and we are not eligible for an additional compliance period, Nasdaq will provide written notice that our stock will be delisted. There can be no assurance that we will continue to meet the Nasdaq Capital Market’s listing requirements and therefore may lose our eligibility for quotation on the Nasdaq Capital Market. Should our stock lose its eligibility to be quoted on the Nasdaq Capital Market, we will seek to have our stock quoted on the OTCBB. While we know of no reason that our stock will not be accepted for quotation on OTCBB, we cannot guarantee that acceptance. If our stock is not accepted for listing on the OTCBB, we will be traded on the pink sheets.

Our ability to complete development of our Smart Energy Matrix™ will require substantial funds. Our stockholders may be adversely affected if we issue debt securities or additional equity securities to obtain financing.

We will require substantial funds to conduct research and development activities, market our products and services, and increase our revenues. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt to fund future operations. Although approximately $10 million was raised in February 2007, we estimate that we will need to raise an additional $20 million during the remainder of 2007 in order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services and have sufficient working capital to continue to execute our business plan.

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

If we do not succeed in raising additional funds we will be unable to complete planned development of our products and services. In addition, we could be forced to take unattractive steps, such as discontinuing product development, limiting the services offered, reducing or foregoing sales and marketing efforts and attractive business opportunities, or discontinuing operations entirely.

We expect that it will be several years before we will recognize significant revenues from the products we intend to offer and the services we intend to provide. A large portion of our expenses are fixed, including expenses related to facilities, equipment and key personnel. In addition, we expect to spend significant amounts to fund product development based on our core technologies. We also expect to incur substantial expenses to manufacture our Smart Energy Matrix™ product in the future. As a result, operating expenses may increase significantly over the next several years and, consequently, we will need to generate substantial commercial revenue to achieve profitability. Even we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

We intend to bring our frequency regulation services to market through participation in the energy auction markets, where on a national basis the amount of frequency regulation required is typically one percent of all power produced. If changes in this percentage occur due to regulatory modifications and are not offset by a proportionate increase in pricing for frequency regulation, our business plan could be adversely affected.

The regulatory landscape is in constant flux, and we are aware that a North American Electric Reliability Council (NERC) subcommittee is in the process of developing a new NERC standard that may reduce the amount of frequency regulation required by lowering the ratio of frequency regulation to power generated. There is not yet a consensus on the potential changes to the standard. The new NERC standard may not be adopted as currently proposed, and even if adopted, regional grid operators have the unilateral option under FERC rules to adhere to regional frequency regulation standards that are not less rigorous, and may in fact be more rigorous, than the proposed new standard  Even if a new standard is passed, the belief by such ISOs and other powerful utility stakeholders that such changes could create possible negative impacts on overall grid reliability make it likely that more rigorous standards will continue to be the rule in at least some areas, including California and New England. However, if adopted, the proposed changes potentially could be harmful to us by: a) reducing the amount of frequency regulation required by Independent System Operators in such a way as to reduce the total size of the US frequency regulation market, b) lowering the price of frequency regulation as a consequence of any potential lower demand that might result from a change in regulatory standards, and c) increasing our cost of providing the service. Any combination of these things could adversely impact our ability to access the markets for frequency regulation or to do so on a profitable or sustainable basis.

Other market-expanding developments may partially counterbalance the uncertainty posed by the above possible changes in the NERC standard. For example, efforts by some states to increase the amount of renewable energy that is produced for the grid from wind and solar power may expand the market for frequency regulation services. From conversations with grid operators, we believe that the variable changes in energy output caused by natural and constant changes in wind speed and cloud cover will require increased frequency regulation to balance this variability.

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

The majority of our revenue is currently derived from contracts with governmental entities in which payments to us are based primarily on achieving certain product development and commercialization milestones as set forth in those contracts. We expect that our future revenue from government sources will similarly be milestone-driven. On commercial applications for our flywheel systems, our ability to achieve revenues will be dependent on our ability to complete development of our systems, expand our manufacturing capabilities, and obtain sufficient funds to deploy these systems. It is uncertain whether and to what degree we will be able to meet these goals in the future. To the extent we do not meet such goals, we expect our revenue to be negatively impacted.

Our business plan includes the design, development, construction, financing and operation of several frequency regulation power facilities that incorporate our Smart Energy Matrix™ technology in order to provide frequency regulation services. We have no prior experience doing this. Should we fail in any material aspect of these tasks, it is unlikely that we will recognize significant revenue under our current business model.

Our business plan calls for the design, development, construction, financing and operation of one or more commercial-level frequency regulation power plants that incorporate our Smart Energy Matrix™ technology. However, we have no experience with such projects at a commercial level, although we have designed, developed, constructed and installed two one-tenth scale demonstration units at existing utility sites on the grid and have operated or are now operating them in demonstration and testing mode. However, we have never done these things commercially, nor ever obtained project financing (although we have experience in equity transactions). We expect that executing these tasks on a commercial level will be complex and challenging and we may not be successful. If we are not successful, then we will not achieve the revenues planned in our business model.

We have a history of losses and anticipate future losses and we will have limited revenues in the near term. Unless we raise additional capital to operate our business, we may not be able to continue as a going concern. Even with the cash raised in February 2007, our cash balances are sufficient to fund operations only into approximately the fourth quarter of 2007.

We have incurred significant losses from operations since our inception. As shown in our consolidated financial statements, we incurred significant losses from operations of approximately $12,682,000, $9,448,000 and $9,049,000 and operating cash decreases of approximately $8,482,000, $8,923,000 and $8,260,000, during the years ended December 31, 2006, 2005 and 2004, respectively. We expect to have positive EBITDA and be cash flow positive by 2010; however, to be successful we will need to raise additional capital in 2007 and 2008. In the event that we are not successful in raising equity or the timing of bringing in additional cash is delayed, we may not be successful.

We had approximately $5.3 million in cash and cash equivalents on hand at December 31, 2006. Approximately $10 million of additional equity funding was raised in February 2007. Based on our current cash usage rates and additional expenditures expected in support of our business plan, we estimate that we have adequate cash to fund operations only into the fourth quarter of 2007.

We are focused on further development of the Smart Energy Matrix™ to provide frequency regulation services, but this product will not generate revenues in the near term. We expect future revenues to come from a combination of the sale of services related to the Smart Energy Matrix™ and possible sales of Smart Energy 25 flywheel units. Other than revenue related to our research and development contracts in the amount of $2.2 million, we have had no revenues to date from our Smart Energy Matrix™. The timing of future revenues is uncertain.

Miller Wachman, LLP, our independent auditors, have included an explanatory paragraph related to a going concern uncertainty in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2006, which identifies our recurring losses and negative cash flows and raises substantial doubt about our ability to continue as a going concern.

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

We intend to provide frequency regulation services using our Smart Energy Matrix™ in the spot or auction markets of regional grid operators, such as PJM Interconnection. In order to bid in these markets, one must be qualified to do so. We expect to receive the necessary approvals, but there is no assurance we will be successful.

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

Fluctuations in energy prices may have a material impact on the pricing of frequency regulation services and therefore the profitability of our flywheel systems.

The market pricing for frequency regulation services tends to follow the pricing for energy. In the event of any substantial future erosion in the price of energy, frequency regulation prices could be adversely affected.

New sources of energy including the commissioning of nuclear power plants and other technologies could adversely affect the demand for frequency regulation services.

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

As of December 31, 2006, there were outstanding options to purchase an aggregate of 6,546,886 shares of our common stock at prices ranging from $0.255 per share to $9.31 per share, of which options to purchase 5,672,000 shares were exercisable as of such date. As of December 31, 2006, there were outstanding warrants to purchase 5,543,860 shares of our common stock, all of which were exercisable as of December 31, 2006. During February 2007, we issued approximately 11.8 million shares of common stock and warrants to purchase 5.9 million shares at an exercise price of $1.33 per share.

The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with collaborations or manufacturing arrangements or in connection with other financing efforts.

Our financial performance could be adversely affected if we are unable to retain or attract key technical personnel.

Our future success also depends to a large degree on the technical skills of our engineering staff and our ability to attract key technical personnel. Competition for skilled technical professionals is intense and we may not be successful in attracting and retaining the talent necessary to design, develop and manufacture our flywheel products.

Competitors in the frequency regulation market include established utilities and independent service providers with far greater resources than we have.

The frequency regulation services market is being served by well-known utilities and independent service providers that use conventional generators. We will be competing with established generators that have far greater resources than we do.

We have anti-takeover defenses that could delay or prevent an acquisition and changes in control that could adversely affect the price of our common stock.

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

In addition, our certificate of incorporation and our amended and restated by-laws provide that:

•       Our directors may only be removed for cause by a majority of the outstanding capital stock entitled to vote in the election of directors

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal executive offices, laboratory and manufacturing facilities are located at a single location in Wilmington, Massachusetts. This 51,650 square foot facility operates under a lease that expires on September 30, 2007. Our facility is designed for the assembly and test of flywheel systems and this capability continues to be available in the event that we complete development and begin production. Testing and development of the Smart Energy 25 flywheel is expected to be completed by July of 2007. Once development is completed, we will begin to ramp up our production capabilities in anticipation of having our first frequency regulation facility operational April 2008 and between 10 and 20 megawatts in operation by the end of 2008. The build-out of our manufacturing capability will require expansion of our existing facility or additional space at other locations. We are currently evaluating these alternatives, which may include leasing additional space in our current facility or relocating some or all functions to another facility. In addition, we are evaluating several possible locations for our first commercial frequency regulation facility and expect to make a determination of its location and begin build-out later in 2007.

Item 3.                        Legal Proceedings

We are not involved in any legal proceedings that are considered material; however, we may from time to time be involved in legal proceedings in the ordinary course of our business.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Executive Officers

The names, ages, current positions and principal occupations during the last five years of our current Executive Officers Executive Officers are described below.

Name	Age	Position
F. William Capp	58	President and Chief Executive Officer, Director
Matthew L. Lazarewicz	56	Vice President of Engineering and Chief Technical Officer
James M. Spiezio	59	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary

F. William Capp.

Mr. Capp has served as our President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master’s Degree in Mechanical Engineering from the University of Michigan.

Matthew L. Lazarewicz.

Mr. Lazarewicz has served as our Vice President of Engineering since February 1999, and was named our Chief Technical Officer in September of 2001. Mr. Lazarewicz is a Registered Professional Engineer in the Commonwealth of Massachusetts and received both Bachelor’s and Master’s Degrees in Mechanical Engineering from the Massachusetts Institute of Technology. Mr. Lazarewicz also completed his Master’s Degree in Management at the Massachusetts Institute of Technology Sloan School of Management.

James M. Spiezio.

Mr. Spiezio joined our Company in May 2000. He has served as Vice President of Finance, Chief Financial Officer and Treasurer since July 2000, Secretary since March 2001, and was our Corporate Controller from May 2000 to July 2000. He has over twenty-six years of diversified manufacturing and financial management experience. Mr. Spiezio is a graduate of the Indiana University School of Business.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Capital Market under the symbol “BCON”. The following table sets forth the high and low sales price of the common stock for the periods indicated.

	High	Low
Year ended December 31, 2006
Fourth quarter	$1.24	$0.99
Third Quarter	$1.54	$1.12
Second quarter	$1.82	$1.02
First Quarter	$2.15	$1.42
Year ended December 31, 2005
Fourth quarter	$3.02	$1.70
Third Quarter	$5.35	$1.01
Second quarter	$1.22	$0.74
First Quarter	$1.43	$0.60

On March 21, 2007 the last reported sale price of our common stock on the NASDAQ Capital Market was $0.83 per share, and there were 308 holders of record of common stock. The number of record holders does not include holders of shares in “street name” through brokers.

On March 27, 2007, we received a letter from the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Stock Market based on Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until September 24, 2007, to regain compliance. If at any time before September 24, 2007 our common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days the Nasdaq Stock Market Staff will notify us that we comply with Rule 4310(c)(4).

If we have not met the requirements of Rule 4310(c)(4) by September 24, 2007 but meet any one of the three criteria as set forth in Marketplace Rule 4310(c), we will be granted an additional 180 calendar day compliance period to March 21, 2008.

Performance Graph

The line graph below compares the cumulative total stockholder return for the past five years through the year ended December 31, 2006 of our common stock against the cumulative total return of the NASDAQ Stock Market Index and the Dow Jones Utility Index for the same period. The graph and table assume that $100 was invested on January 1, 2001, in each of our common stock, the NASDAQ Stock Market Index and the Dow Jones Utility Index, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

*                    Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The foregoing Performance Graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

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

Equity Compensation Plan Information.   The following table gives information about equity awards under our stock option plan and employee stock purchase plan, as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,446,886	$1.23	12,653,061
Equity compensation plans not approved by security holders	100,000	$1.23	—
Total	6,546,886	$1.23	12,653,061

For additional information concerning our equity compensation plans, see discussion in footnotes 2 and 8 to our consolidated financial statements and under the caption “Compensation Discussion and Analysis” in our proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no stock repurchase activity in 2006.

Item 6.                        Selected Consolidated Financial Data

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the related notes, found elsewhere in this Form 10-K.

The following tables present selected historical financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and for the period from May 8, 1997, the date of Beacon’s inception, through December 31, 2006.

						Period from
						Date of Inception
						May 8, 1997
	Year ended December 31,					through December 31,
	2006	2005	2004	2003	2002	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$969	$1,487	$325	$—	$—	$3,332
Cost of goods sold	845	1,575	1,458	—	—	3,878
Gross profit	124	(88)	(1,133)	—	—	(546)
Operating expenses:
Selling, general and administrative	6,508	6,334	4,197	4,936	5,637	45,098
Research and development	4,748	1,408	3,532	3,550	7,130	60,032
Loss on contract commitments	1,385	1,535	—	—	—	3,295
Depreciation and amortization	96	83	187	285	1,644	4,317
Casualty loss	69	—	—	—	—	69
Restructuring charges	—	—	—	—	2,159	2,159
Loss on impairment of assets	—	—	—	367	4,297	4,664
Total operating expenses	12,806	9,360	7,915	9,138	20,867	119,634
Loss from operations	(12,682)	(9,448)	(9,049)	(9,138)	(20,867)	(120,180)
Interest and other income (expense), net	519	136	3,719	520	28	6,778
Net loss	(12,163)	(9,312)	(5,330)	(8,618)	(20,839)	(113,402)
Preferred stock dividends	—	—	—	—	—	(36,826)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(113)
Loss to common shareholders	$(12,163)	$(9,312)	$(5,330)	$(8,618)	$(20,839)	$(150,341)
Loss per share, basic and diluted	$(0.21)	$(0.20)	$(0.12)	$(0.20)	$(0.49)
Shares used in computing net loss per shares, basic and diluted	59,080	47,666	43,453	42,886	42,797

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,251	$13,890	$5,097	$8,909	$17,867
Working capital	3,310	13,223	4,213	8,838	16,865
Total assets	7,258	16,126	7,086	12,067	20,906
Total stockholders’ equity	3,900	13,655	5,110	9,692	18,075

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See “Note Regarding Forward-Looking Statements.”  Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the “Risk Factors” in Item 1A and contained elsewhere in this Form 10-K.

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

We recognize revenues in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until products are subsequently sold by distributors to their customers.

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

Inventory Valuation.   We value our inventory at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve month period and future sales forecasts. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and thus our reported operating results. For the years ended December 31, 2006, 2005 and 2004, reserves were recorded to fully offset the value of our inventory. These impairment charges were made due to the uncertainty of realizing any future value from the inventory due to the lack of substantial revenues to date from our inverter product line. Materials used in the development of the Smart Energy 25 flywheel and our other development efforts are considered research and development materials, and are expensed as incurred in accordance with Statement of Financial Accounting  Standards No. 2 “Accounting  for Research and Development Costs.”

Patent Costs.   We will capitalize external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents. We own intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our inverter products, and expect to obtain other patents during 2007 and beyond. These costs were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004. These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date. Accordingly, all costs incurred during 2005 and 2006 related to the development of intellectual property have also been expensed as incurred.

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

Income Taxes.   Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities, as well as net operating loss and tax credit carry-forwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

Long-Lived Assets.   In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” long-lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. Our analyses indicate that there was an impairment of certain long-lived assets as a result of the December prototype malfunction, and we recognized an asset impairment charge of approximately $18,000 in 2006. This represents the estimated cost to repair certain damaged items. Based on our annual analysis, no asset impairment charges were considered necessary for 2005 or 2004.

Overview

Our initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunications applications. With the collapse of the telecommunications market which began in 2001, we recognized that our Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not a means to produce meaningful revenues. With that recognition, we initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts was to reduce cash usage while preserving our intellectual properties and maintaining the integrity of our public company requirements while evaluating all potential product markets for our technologies and considering acquisitions or mergers that could lead to increased shareholder value. We have:

(i)            Identified promising applications for our Smart Energy Matrix™ design in the electric utility power grid marketplace.

(ii)        Pursued additional development and design contracts for a variety of applications by federal agencies. We have been successful in obtaining contracts and are continuing our efforts to obtain additional research and development funding.

(iii)    Field-tested scale-model Smart Energy Matrix flywheel systems for frequency regulation in two states, which has resulted in certification of our technology for frequency regulation in the State of California. In March 2007, NYSERDA and the US DOE determined that the test of our second demonstration system in New York was also a success and that no further data acquisition or testing was required. This milestone has set the stage for us to become a fully qualified market participant should we decide to commercialize our technology in New York.

(iv)      Completed a significant portion of the development effort for our Smart Energy 25 flywheel in 2006.

We must raise additional funds to execute our business plan. Although funding of approximately $10 million was raised in February 2007, based on our rate of expenditure of cash and the additional expenditures expected to support our business plan we estimate that we have sufficient cash to fund operations into approximately the fourth quarter of 2007. We need to obtain additional investments in 2007 to fund:

•       Our continuation as a going concern

•       Ongoing research and development of the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system

•       The ramp up of our manufacturing and assembly capacity

•       The design and build-out of facilities to provide frequency regulation services to the electricity grid

•       Working capital requirements; and

•       The identification and development of new business opportunities.

We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system. In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services of at least one megawatt from a commercial sized flywheel-based frequency regulation system and have sufficient working capital to continue to execute our business plan through 2007, we will need to raise approximately $20 million of funding. Also, we will need to raise additional amounts beyond the foregoing $20 million to finance the various additional frequency regulation facilities that are contemplated by our business plan.

As part of our new business development, we may evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through December 31, 2006, we have incurred losses of approximately $150.4 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing capacity.

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

Cost of Goods Sold.   Cost of goods sold on fixed price research and development contracts are predominantly being recorded on the percentage of completion method and consist primarily of direct labor and material, subcontracting and associated overhead costs.

Selling, General and Administrative Expenses.   Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. In 2004 we expanded our sales and marketing effort into the renewable energy market for the Smart Power M5 inverter product. We continue to rely on engineering personnel to provide technical specifications and product overviews to our potential customer base. We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. In 2005 we incurred significant non-recurring professional expenses relating to the failed attempt to acquire NxtPhase T&D Corporation and our fundraising efforts. In 2006, our selling, general and administrative expenses increased, primarily due to compensation costs associated with equity based compensation. We expect our selling, general and administrative expenses to increase slightly in 2007 over 2006 due primarily to the implementation and reporting expenses associated with compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing, sales and business development expenses related to the Smart Energy Matrix.

Research and Development.   Our cost of research and development consists primarily of the cost of compensation and benefits for research and development, staffing, as well as materials and supplies used in the engineering design and development process. These costs are expected to increase in 2007 as compared to 2006 as we complete the development and testing of the Smart Energy 25 flywheel and the design of the Smart Energy Matrix™ and frequency regulation facility.

Loss on Contract Commitments.   We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred. We recorded a $1.4 million charge during 2006 and $1.5 million in 2005 for anticipated losses on our research and development contracts. We did not accrue such losses during 2004. We are most likely to recognize probable losses on contract commitments early in a product’s introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. On government contracts, we will, on a quarterly basis, evaluate our estimated costs to complete and establish reserves when appropriate.

Restructuring and asset impairment charges.   We did not recognize any material restructuring charges in 2006, 2005 or 2004. Asset impairment charges of approximately $18,000 were recorded in 2006 related to damages resulting from the prototype malfunction in December 2006.

Depreciation and Amortization.   Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. We have intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our Smart Power M5 inverter system, and expect to obtain other patents during 2006 and beyond. These costs were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004. These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date. Accordingly, all costs incurred during 2005 and 2006 related to the development of intellectual property have been expensed as incurred.

Interest and Other Income/Expense, net.   In 2006, non-operating income consists primarily of interest income resulting from cash on hand, and approximately $18,000 received in settlement of a class action suit relating to unfair practices engaged in by certain insurance brokerage firms. In 2005 and 2004, our non-operating income and expenses are primarily attributable to realized gains on the sale of our available-for-sale securities and a warrant, a write-back resulting from loan payments on a reserved loan to a former officer of the Company, a cash settlement relating to our failed attempt to acquire NxtPhase T&D Corporation, interest income resulting from cash on hand, accrued dividends receivable and the 7% conversion premium from the conversion of our holdings of Series A Preferred Stock of Evergreen Solar, Inc., partially offset by interest expense associated with our capital leases.

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Share-Based Payments

During the first quarter of 2006, we adopted the provisions of, and accounted for, stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment.” In conjunction with the adoption of SFAS 123R, we also adopted SEC Staff Accounting Bulletin 107 (“SAB 107”), which provides additional guidance on disclosure topics related to share-based payments.

Under the fair value recognition requirements of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. See Note 8 of our Consolidated Financial Statements for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense during such periods.

Accounting Changes and Error Corrections

During the first quarter of 2006, we also adopted SFAS No. 154 “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No 3,”which became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement applies to all voluntary changes in accounting principle. When a pronouncement includes specific transition guidance, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. There have been no accounting changes or error corrections required since our adoption of this pronouncement that required retroactive restatements.

Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We adopted SFAS No. 151 in 2006. However, due to our lack of substantial revenues from our inverter product line and the uncertainty of any future value, our inventory is fully-reserved. Materials used in our research and development effort are expensed as incurred. Therefore, the adoption of SFAS No. 151 did not have a material impact on our results of operations or financial condition.

Correcting Prior Year Errors

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which became effective for fiscal years ending after November 15, 2006. SAB No. 108 requires that companies utilize a “dual-approach” to assessing the quantitative effects of financial statements misstatements. The dual approach includes both an income statement-focused and balance sheet-focused assessment. To date, implementation of this guidance has not had any significant impact on our financial position or results of operations.

Accounting for Registration Payment Arrangements

In December, 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This Staff Position, which is in effect immediately, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” Since we currently have an active registration statement on file with the SEC, any agreement related to equity-raising activity would need to be evaluated according to the terms of this Staff Position. Although there is no current impact on our results of operations or financial obligation, it is possible that these requirements could have an impact on future financial statements.

Recently Issued Accounting Pronouncements and Regulations

Fair Value Measurements

In July 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements for fiscal year ends beginning after November 15, 2007, which will be the first quarter of our 2008 fiscal year. We do not expect this statement will have a material impact on our results of operations or financial position.

Accounting for Tax Uncertainties

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of Statement No. 109.” This Statement addresses uncertainty in tax positions recognized in a company’s financial statements and stipulates a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to fiscal years beginning after December 15, 2006, and thus will apply to our first fiscal quarter of 2007. We are still assessing the impact that FIN No. 48 will have on our results of operations, financial positions, or cash flows; but currently, we do not expect the impact to be material.

Results of operations.

Comparison of Year ended December 31, 2006 and 2005

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenue	$969	$1,487	$(518)	(35%)
Cost of goods sold	845	1,575	(730)	(46%)
Gross margin	124	(88)	212	241%
Selling, general and administrative	6,508	6,334	174	3%
Research and development	4,748	1,408	3,340	237%
Loss on contract commitments	1,385	1,535	(150)	(10%)
Depreciation and amortization	96	83	13	16%
Casualty Loss	69	—	69	0%
Interest and other income (expense), net	519	136	383	282%
Net loss	$(12,163)	$(9,312)	$(2,851)	(31%)

Revenue.

The following table provides details of our revenues for the twelve months ended December 31, 2006 and 2005.

				Cumulative
		Year ended		Contract	Total
	Percent	December 31,		Value	Contract
	complete	2006	2005	Earned	Value
		(dollars in thousands)
CEC	94%	$226	$929	$1,155	$1,233
NYSERDA PON 846	88%	235	330	565	646
Bechtel Bettis	100%	—	71	98	98
NYSERDA PON 800	84%	32	21	52	63
Air Force Research Laboratory	35%	263	—	263	750
Sandia DOE Earmark	10%	75	—	75	752
Total Contract Revenue		$831	$1,351	$2,208	$3,542
M5 and accessories		138	136
Total		$969	$1,487	$2,208	$3,542

In the year ended December 31, 2006, we recorded revenue from flywheel-related research and development contracts, using the percentage of completion method, of approximately $831,000, and recorded revenue of approximately $138,000 from the sale of Smart Power M5™ inverter systems and related products. In 2005 we recorded revenue from flywheel related government contracts of approximately $1,351,000 and recorded approximately $136,000 from the sale of Smart Power M5 inverter systems and related products. Contract revenue was lower in 2006 compared to 2005 by approximately $520,000, or 38%, primarily the result of the completion of the majority of the milestones on our demonstration contracts with CEC and NYSERDA in 2005. This decrease was partially offset by revenue on a contract awarded in September 2006 from the U.S. Department of Energy (DOE), to be administered by Sandia National Laboratories. The purpose of this contract is to design a 20-megawatt Smart Energy Matrix™ frequency regulation facility. This project directly supports our plan to develop a commercial-scale flywheel-based frequency regulation facility in 2008. The Sandia contract, valued at $752,500 over a 12-month period, will provide funding for a portion of our expected development cost.

Cost of Goods Sold.   Cost of goods sold in 2006 includes costs incurred in performance of government contracts calculated on the percentage of completion method in the amount of approximately $831,000 and the cost of materials, labor, overheads and warranty accruals for inverter products sold in the amount of approximately $14,000.

Selling, General and Administrative Expenses.

Amount
(in thousands)
Year ended December 31, 2005	$6,334
Reductions:
Subcontractors and consultants	(748)
Legal and professional fees	(700)
Public company expenses	(149)
Audit fees	(37)
Increases:
Stock compensation expense	1,609
Salaries and benefits	70
Office equipment upgrades	36
Other	93
Year ended December 31, 2006	$6,508

In total, selling, general and administrative costs increased 2.7%, or approximately $174,000 from 2005 to 2006. Increases were primarily related to the following: non-cash stock compensation of approximately $1,609,000 due to the implementation of FAS123R; salaries and benefits of additional staff of approximately $70,000; computer upgrades of approximately $36,000; and other expenses which were primarily related to our preparations for the requirements of Section 404 of the Sarbanes Oxley Act of 2002. These increases were partially offset by non-recurring costs that were incurred in 2005 related to a possible acquisition that ultimately was not completed. Costs associated with the potential acquisition were legal and professional fees of approximately $700,000; subcontractor and consultant costs of approximately $748,000, public company expenses of approximately $149,000, and audit fees of approximately $37,000. We expect our selling, general and administrative expenses to be somewhat higher in 2007 than 2006 due primarily to anticipated fund-raising expenses, implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, increases in staffing needed to support the move to production, and increased marketing and sales expenses associated with flywheel products.

Research and Development Expenses.

Research and development expenses:

Amount
(in thousands)
Year ended December 31, 2005	$1,408
Increases:
Expense materials	1,172
Salaries and benefits	851
Stock compensation expense	724
Engineering and manufacturing overheads applied	157
Consultants and subcontractors	81
Facility costs	165
Software maintenance	78
Travel	58
Other	54
Year ended December 31, 2006	$4,748

The increase from 2005 to 2006 of approximately $3.3 million or 237% is primarily due to increased expenses for development materials of approximately $1,172,000, increased headcount-related expenses resulting from hiring engineering personnel to support our flywheel development of approximately $851,000, FAS123 non-cash stock compensation expense of approximately $724,000, lower overheads allocated to contracts of approximately $157,000, increased used of consultants of approximately $81,000, higher facility charges of approximately $165,000, higher software maintenance charges of approximately $78,000, increased travel charges of approximately $58,000, and other miscellaneous expenses of approximately $54,000. We expect research and development costs to increase substantially in 2007 over 2006 levels due to increased headcount and development material for the 25kWh flywheel and development activities on the Smart Energy Matrix.

Loss on contract commitments.   We recorded contract commitment losses on our research and development contracts in 2005 of $1,535,000 based on expected cost overruns related to material, labor and overhead, as well as unplanned overruns in the amount of labor required to complete the contracts. During 2006, we recorded additional charges totaling approximately $1,385,000 to the contract loss reserve. This amount consists of our expected cost share for the Sandia contract of approximately $240,000; increases in estimated material, labor, and travel costs expected to be needed to complete existing contracts of approximately $314,000; increases in the labor and overhead rates applied to the contracts based on actual costs of approximately $786,000, and other costs of $45,000.

Depreciation and Amortization.   Depreciation expense in 2006 was approximately $13,000, or 16% higher in 2006 than in 2005, due primarily to depreciation on new assets acquired during the latter half of 2005, upgrades to our office equipment, and capital expenditures in 2006 to develop our production capability for the Smart Energy 25.

Casualty loss.   On December 28, 2006, a malfunction occurred during the testing of a Smart Energy 25 flywheel which resulted in the loss of the flywheel and other inventory in the area (which had previously been expensed), as well as minor damage to the building improvements and other equipment. A casualty loss of approximately $69,000 was recorded for the estimated cost of repairs to the building improvements of approximately $34,000, the cost to repair fixed assets of approximately $18,000, replace damaged supplier equipment of $6,000 and perform necessary clean up of approximately $11,000. Additional costs to complete the building clean up and to assess the cause of the failure will be approximately $125,000. We expect that we will recover a portion of the additional costs from insurance.

Interest and Other Income/(Expense), net.   Interest and other income increased by approximately $383,000, or 282% from 2005 to 2006, primarily due to the increase in interest income due to higher cash balances. This increase was offset by the write-back of an officer loan reserve in 2005 of approximately $102,000, and lower gains on the sale of equipment.

Net Loss.   As a result of the changes discussed above, the net loss for 2006 was approximately $12,163,000 which compares to a net loss in 2005 of approximately $9,312,000, an increase in net loss of approximately $2,851,000 or 31%.

Comparison of Year ended December 31, 2005 and 2004

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$1,487	$325	$1,162	358%
Cost of goods sold	1,575	1,458	117	8%
Gross margin	(88)	(1,133)	1,045	92%
Selling, general and administrative	6,334	4,197	2,137	51%
Research and development	1,408	3,532	(2,124)	60%
Loss on contract commitments	1,535	—	1,535	n/a
Depreciation and amortization	83	187	(104)	56%
Interest and other income (expense), net	136	3,719	(3,583)	96%
Net loss	$9,312	$5,330	$3,982	75%

Revenue.   In 2005 we recorded revenue from flywheel related government contracts of approximately $1,351,000 and recorded approximately $136,000 from the sale of Smart Power M5 inverter systems and related products. In 2004 we recorded revenue from the sale of our Smart Power M5 inverter systems and related products in the amount of approximately $204,000. Revenue from flywheel related government contracts was approximately $121,000. Also in 2004, we provided $42,000 of engineering consulting services to third parties; these services were recorded as a reduction to research and development expense.

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

Selling, General and Administrative Expenses.

Amount
(in thousands)
Year ended December 31, 2004	$4,197
Reductions:
Directors & officers insurance premium	(83)
Travel	(20)
Increases:
Merit increases, headcount increase	61
Public company expenses	451
Merger costs	837
Legal & audit	796
Sales consultants	75
Other	20
Year ended December 31, 2005	$6,334

The increase from 2004 to 2005 of approximately $2.1 million was primarily the result of additional professional costs incurred in the potential acquisition of NxtPhase of approximately $837,000, additional audit and legal costs relating to the business combination proxy as well as drafting merger documents and costs of drafting and reviewing fundraising documents of approximately $796,000. This acquisition did not occur, and these costs were taken as period costs in 2005. Further cost increases included additional public company expenses such as Nasdaq fees, Board of Directors fees, and costs of a cancelled special meeting regarding the NxtPhase acquisition of approximately $451,000, headcount increases of approximately $61,000, additional business development consulting of approximately $75,000 and other general expenses of approximately $21,000, partially offset by lower D&O insurance premiums of approximately $83,000 and less travel of approximately $20,000. We expect our selling, general and administrative expenses to be somewhat lower in 2006 than 2005 due primarily to the non-recurring acquisition costs that will not be expended in 2006, partially offset by the additional costs expected in the implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing and sales expenses associated with flywheel products.

Research and Development Expenses.

Amount
(in thousands)
Year ended December 31, 2004	$3,532
Reductions:
Engineering and manufacturing overheads applied	(1,719)
Expense materials	(302)
Amortization of IP	(109)
Facility costs	(120)
Other miscellaneous R&D costs	(86)
Increases:
Salaries, benefits/merit and new hires	212
Year ended December 31, 2005	$1,408

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

Loss on contract commitments.   We recorded contract commitment losses on our research and development contracts in 2005 of $1.5 million. These costs relate to a combination of planned cost-share expenditures and unplanned overruns in the amount of labor and overhead required to complete the contracts.

Depreciation and Amortization.   The decrease from 2004 to 2005 of approximately $104,000 is primarily attributable to continuing reductions in the depreciable base of our assets caused by budgetary restrictions on capital expenditures during 2004 and 2005. Depreciation in 2006 will be higher than 2005 due to capital expenditures relating to production capability for the Smart Energy Matrix.

Interest and Other Income/ (Expense), net.

Amount
(in thousands)
Year ended December 31, 2004	$3,719
Reductions:
Gain on Evergreen investment	(3,623)
NxtPhase settlement expense	(150)
Increases:
Gain on sale of assets	50
Officer loan payoff	80
Increase in interest earned	60
Year ended December 31, 2005	$136

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

Liquidity and Capital Resources

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Cash and cash equivalents	$5,251	$13,890	$5,097
Working capital	3,310	13,223	4,213
Cash provided by (used in)
Operating activities	(8,442)	(8,923)	(8,260)
Investing activities	(272)	176	4,745
Financing activities	75	17,540	(297)
Net decrease in cash and cash equivalents	$(8,639)	$8,793	$(3,812)
Current ratio	2.0	6.4	3.1

Our cash requirements depend on many factors including, but not limited to, research and development activities, continued efforts to commercialize our products, facility costs as well as general and administrative expenses. Since we are still in the development stage and have not yet begun our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements. We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. In previous years, we took significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures. However, as we near completion of development of the Smart Energy Matrix™ and prepare to begin commercial activity aimed at revenue generation in 2008, we have begun to increase our headcount, and have spent additional funds on expense materials, capital equipment and market analyses to understand the size of markets, competitive aspects and advantages that our products could provide.  We expect to use more cash resources during 2007 as we continue to work on our government research and development contracts and develop the capacity to manufacture our Smart Energy 25 flywheels in anticipation of having a frequency regulation facility in service during the second quarter of 2008.

We must raise additional equity to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we have sufficient cash to fund operations into approximately the fourth quarter of 2007. We need to obtain additional investments during 2007 to fund:

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

We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system. In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services of at least one megawatt from our flywheel-based commercial frequency regulation system and have sufficient working capital to continue to execute our business plan through 2007, in addition to the $10.6 million transaction in February, we will need to raise approximately $20 million of funding during the remainder of 2007. Also, beginning in 2008 we will need to raise additional amounts beyond the foregoing $20 million to finance the various additional frequency regulation facilities that are contemplated by our business plan.

Operating activities

Net cash used in operating activities was approximately ($8,442,000) and ($8,923,000) for the twelve months ended December 31, 2006 and 2005, respectively. The primary component to the negative cash flow from operations is from net losses. Net loss for 2006 was approximately ($12,163,000). This loss was offset by non-cash charges of approximately $96,000 for depreciation, approximately $2,333,000 related to stock compensation expense, and a net increase in the asset impairment reserve of approximately $18,000. Changes in operating assets and liabilities generated approximately $1,640,000 of cash, which was offset by expenses paid against a previously-recorded restructuring reserve of approximately $366,000.

For 2005, we had a net loss of approximately ($9,312,000). This included facility-related cash payments charged against restructuring reserves of approximately ($349,000), reductions to the asset impairment reserve for disposed fixed assets of approximately ($122,000), a reversal of a portion of the reserved note to our former CEO of approximately ($102,000), offset by non-cash employee stock compensation of approximately $645,000 and depreciation and amortization of approximately $83,000. Changes in operating assets and liabilities generated approximately $234,000 of cash during 2005.

Investing Activities

Net cash generated (used) in investing activities was approximately ($272,000) and $176,000 for 2006 and 2005, respectively. In 2006, the primary use of cash was the purchase of property and equipment of approximately $317,000, offset by reductions of restricted cash of approximately $45,000. The principal source of cash during 2005 was proceeds from the sale of property and equipment of approximately $127,000 and a reduction of restricted cash of approximately $90,000, partially offset by the purchase of capital equipment of approximately ($41,000).

Financing Activities

Net cash generated by financing activities was approximately $75,000 and $17,540,000 for 2006 and 2005, respectively. For 2006, approximately $54,000 in cash was provided by the exercise of employee stock options, along with approximately $21,000 received for shares issued under the employee stock purchase plan. For 2005 the primary source of cash was proceeds from the issuance of our common stock in two separate PIPE transactions in the amount of approximately $17,108,000, exercise of stock options of approximately $713,000, and the expensing of capitalized deferred financing costs for a failed business combination of approximately $328,000 and approximately $4,000 for shares issued under our employee stock purchase plan, offset by purchases of our common stock to treasury of ($613,000).

As part of our new business development, we may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons. Because our primary motivation in making these investments may not be to realize a profit on the investment itself, but rather to expand our business prospects, these investments may lack any financial return to the Company and may result in a loss of principal and may impair our liquidity.

The following table summarizes our commitments at December 31, 2006:

	Year ended December 31,
Description of Commitment	2006	2007	Thereafter	Total
Operating leases	$—	$397,059	$—	$397,059
Purchase obligations	1,116,780	—	—	1,116,780
Total Commitments	$1,116,780	$397,059	$—	$1,513,839

The amounts listed for operating leases represent payments for the occupancy of our principal executive offices, laboratory and manufacturing facilities located in Wilmington, Massachusetts. Our commitment on this lease is secured by an irrevocable letter of credit in the amount of $174,346. A cash deposit secures this letter of credit. We also have non-cancelable purchase obligations that include firm orders with vendors for materials relating to our research and development contracts.

Investments

There were no investments during 2006.

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

On November 8, 2005, we distributed 9,868,421 newly issued shares of common stock to ten “accredited investors”, as defined in the Securities Act of 1933, as amended. The number of shares was determined by dividing the gross proceeds of $15 million by a share price of $1.52, derived by applying a 20% discount to the five-day volume weighted average price just prior to the closing date. We also issued warrants to purchase an additional 3,410,527 shares of common stock at an exercise price of $2.21. Each warrant is exercisable for a period of five years. This transaction resulted in net proceeds of approximately $14 million net of expenses and commissions in the amount of approximately $1 million. We have agreed to use these proceeds for working capital purposes only. For further details, see the Securities Purchase Agreement which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2005.

On April 22, 2005, we entered into an agreement to acquire NxtPhase T&D Corporation (“NxtPhase”), a privately held Canadian corporation. Under terms of the agreement, we would acquire NxtPhase by issuing approximately 19 million new shares of our common stock to NxtPhase stockholders and employees. On November 22, 2005, we agreed to terminate the proposed business combination with NxtPhase and to pay NxtPhase $150,000 as a release from any and all liabilities related to the agreement. We also expensed approximately $850,000 of related deferred professional fees in the 3rd quarter of 2005.

Inasmuch as we are not expecting to become cash flow positive until at least 2010, our ability to continue as a going concern will depend on our ability to raise additional capital. We may not be able to raise this capital at all, or if it we are able to do so, it may be on terms that are adverse to shareholders. We believe that project debt financing will not be available to us to meet our cash requirements for 2007.

Inflation

Our operations have not been materially affected by inflation.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk. At December 31, 2006, we had approximately $159,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2006 we had approximately $5.1 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $27,000, which we do not believe is material. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss.

Item 8.                        Financial Statements and Supplementary Data

Our financial statements required by this item are attached to this Report beginning on page 34, Item 15.

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

On October 29, 2004, the audit committee of our board of directors approved the engagement of Miller Wachman LLP (“Miller Wachman”) as our new independent registered public accounting firm.

Item 9A.                Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In addition, our management, with the participation of the chief executive officer and chief financial officer, has evaluated whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the period covered by this Annual Report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

(a)   Information regarding our directors is incorporated by reference to the information set forth under the caption “Election of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to April 30, 2007 (Proxy Statement).

(b)   Information regarding our executive officers is included under the caption “Executive Officers” on page 13 of this report.

(c)   Information regarding Section 16(a) Beneficial Ownership Reporting Compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated by reference herein.

(d)   Information regarding our Audit Committee, including the committee’s financial experts, is included under the caption “Board of Directors’ Meetings and Committees” in the Proxy Statement, and is incorporated by reference herein.

(e)   We have adopted a code of conduct that applies to all of our employees, including our chief executive officer and our chief financial officer. A copy of our Corporate Code Of Conduct can be found on the Internet at our website www.beaconpower.com, or by request, free of charge by writing to our Investor Relations Department at our principal executive office 234 Ballardvale Street, Wilmington, MA 01887. We intend to disclose on our website any amendments to the Code, or any waiver from a provision of the Code.

Item 11.                 Executive Compensation

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Auditors” in our Proxy Statement.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets at December 31, 2006 and 2005	41
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and for the period from May 8, 1997 (date of inception) to December 31, 2006	42
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004 and for the period from May 8, 1997 (date of inception) to December 31, 2006	43
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and for the period from May 8, 1997 (date of inception) to December 31, 2006	47
Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Beacon Power Corporation:

We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and Subsidiary (the “Company”) (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and for the period from May 8, 1997 (date of inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and its subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the three years in the period ended December 31, 2006 and the period from May 8, 1997 (date of inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller Wachman LLP

Boston, Massachusetts
March 29, 2007

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,251,337	$13,890,162
Accounts receivable, trade, net	506,402	588,440
Unbilled costs on contracts in progress	133,240	437,759
Prepaid expenses and other current assets	777,276	777,385
Total current assets	6,668,255	15,693,746
Property and equipment, net	415,406	212,296
Restricted cash	174,346	219,568
Total assets	$7,258,007	$16,125,610
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$453,077	$137,290
Accrued compensation and benefits	456,075	151,318
Other accrued expenses	834,832	844,742
Advance billings on contracts	445,719	74,820
Accrued contract loss	821,032	548,614
Restructuring reserve	347,408	713,469
Total current liabilities	3,358,143	2,470,253
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 110,000,000 shares authorized; 59,524,687 and 58,700,036 shares issued and outstanding at December 31, 2006 and 2005, respectively	595,247	587,000
Deferred stock compensation	—	(1,063,145)
Additional paid-in-capital	154,426,395	153,089,842
Deficit accumulated during the development stage	(150,408,939)	(138,245,501)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	3,899,864	13,655,357
Total liabilities and stockholders’ equity	$7,258,007	$16,125,610

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

				Cumulative from
				May 8, 1997
				(date of inception)
				through December 31,
	2006	2005	2004	2006
Revenue	$968,577	$1,487,258	$324,694	$3,331,713
Cost of goods sold	845,102	1,575,240	1,457,869	3,878,211
Gross profit (loss)	123,475	(87,982)	(1,133,175)	(546,498)
Operating expenses:
Selling, general and administrative	6,508,375	6,334,219	4,196,371	45,098,568
Research and development	4,747,685	1,408,233	3,532,059	60,031,463
Loss on contract commitments	1,384,978	1,534,298	—	3,295,250
Depreciation and amortization	95,669	83,031	187,230	4,316,666
Casualty loss	69,084	—	—	69,084
Restructuring charges	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	4,663,916
Total operating expenses	12,805,791	9,359,781	7,915,660	119,634,227
Loss from operations	(12,682,316)	(9,447,763)	(9,048,835)	(120,180,725)
Other income (expense):
Interest income	500,468	162,044	102,908	4,545,387
Interest expense	—	—	—	(1,093,703)
Gain on sale of investment	—	—	3,562,582	3,562,582
Other income (expense)	18,410	(26,385)	53,385	(236,286)
Total other income (expense), net	518,878	135,659	3,718,875	6,777,980
Net loss	(12,163,438)	(9,312,104)	(5,329,960)	(113,402,745)
Preferred stock dividends	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	(113,014)
Loss to common shareholders	$(12,163,438)	$(9,312,104)	$(5,329,960)	$(150,341,439)
Loss per share, basic and diluted	$(0.21)	$(0.20)	$(0.12)
Weighted-average common shares outstanding	59,080,224	47,665,868	43,452,727

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

	Class A		Class C				Deferred	Deferred
	Preferred Stock		Preferred Stock		Common Stock		Consulting	Stock
Description	Shares	Amount	Shares	Amount	Shares	Amount	Expense	Compensation
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	—	$—	—	$—	—	$—	$—	$—
Issuance of Founder’s Shares	—	—	—	—	6,750,000	67,500	—	—
Issuance of Class A preferred stock	1,390,000	5,662,500	—	—	—	—	(275,000)	—
Recapitalization	3,373,313	67,466	—	—	(6,746,626)	(67,466)	—	—
Rounding for fractional shares	—	—	—	—	(2)	—	—	—
Issuance of Class C preferred and common stock	—	—	6	29,866	13,476	134	—	—
Deferred Consulting	—	—	—	—	—	—	773,284	—
Series A Issuance for Consulting	—	—	—	—	134,464	1,345	(498,284)	—
Repayment of subscription receivable	—	—	—	—	—	—	—	—
Issuance of Series A preferred stock for services and interest on loans	4,594	11,485	—	—	—	—	—	—
Dividend on preferred stock	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	—
Deferred Stock Compensation	—	—	—	—	—	—	—	(1,269,445)
Issuance of stock options for consulting services	—	—	—	—	—	—	—	(47,892)
Issuance of Stock Options to settle lawsuit	—	—	—	—	—	—	—	—
Amortization of Deferred Stock Compensation	—	—	—	—	—	—	—	1,298,924
Issuance of warrants	—	—	—	—	—	—	—	—
Proceeds from stock offering, net of related expenses	—	—	—	—	9,200,000	92,000	—	—
Conversion of Series A preferred stock	(4,767,907)	(5,741,451)	—	—	9,535,814	95,358	—	—
Conversion of Series C preferred stock	—	—	(6)	(29,866)	12	—	—	—
Conversion of convertible preferred stock	—	—	—	—	19,823,704	198,237	—	—
Payment of accrued dividend	—	—	—	—	859,330	8,593	—	—
Cashless Warrant exercise	—	—	—	—	1,982,876	19,829	—	—
Exercise of Stock Options	—	—	—	—	1,451,987	14,520	—	—
Shares issued through ESPP	—	—	—	—	102,491	1,025	—	—
Option extension for CEO	—	—	—	—	—	—	—	—
Option extension for severed employees	—	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—
Deferred Stock Compensation revaluation	—	—	—	—	—	—	—	(87,031)
Issuance of restricted stock units for bonus	—	—	—	—	—	—	—	(727,195)

	Class A		Class C				Deferred	Deferred
	Preferred Stock		Preferred Stock		Common Stock		Consulting	Stock
Description	Shares	Amount	Shares	Amount	Shares	Amount	Expense	Compensation
Net loss	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	—	—	43,107,526	431,075	—	(832,639)
Deferred Stock Compensation revaluation	—	—	—	—	—	—	—	78,083
Issuance of restricted stock units for bonus	—	—	—	—	—	—	—	(679,807)
Amortize deferred stock compensation and issue RSUs	—	—	—	—	643,160	6,431	—	727,196
Shares issued through ESPP	—	—	—	—	8,124	82	—	—
Issuance of non-employee stock options	—	—	—	—	—	—	—	—
Exercise of Stock Options	—	—	—	—	30,000	300	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	—	—	43,788,810	437,888	—	(707,167)
Deferred stock compensation revaluation	—	—	—	—	—	—	—	27,360
Issuance of restricted stock units for bonus	—	—	—	—	—	—	—	(1,063,145)
Amortize deferred stock compensation and issue RSUs	—	—	—	—	593,080	5,931	—	679,807
Shares issued through ESPP	—	—	—	—	7,273	73	—	—
Issuance of non-employee stock options	—	—	—	—	—	—	—	—
Cashless exercise of stock warrants	—	—	—	—	24,215	242	—	—
Exercise of stock options	—	—	—	—	965,856	9,658	—	—
Issuance of stock for cash	—	—	—	—	13,320,802	133,208	—	—
Stock buyback to pay officer loan	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	—	—	58,700,036	587,000	—	(1,063,145)
Issuance of restricted stock units for bonus	—	—	—	—	696,160	6,961	—	—
Issuance of officer restricted stock units	—	—	—	—	10,533	106	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—	—	1,063,145
Shares issued through ESPP	—	—	—	—	17,958	180	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	100,000	1,000	—	—
Net loss	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	$—	—	$—	59,524,687	$595,247	$—	$—

						Total
	Additional	Stock				Stockholders’
	Paid-in	Subscription	Retained	Treasury Stock		(Deficiency)
Description	Capital	Receivable	Deficit	Shares	Amount	Equity
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	$—	$—	$—	$—	$—	$—
Issuance of Founder’s Shares	—		(67,500)	—	—	—
Issuance of Class A preferred stock	—	(5,000,000)	—	—	—	387,500
Recapitalization	—	—	—	—	—	—
Rounding for fractional shares	—	—	—	—	—	—
Issuance of Class C preferred and common stock	—	—	—	—	—	30,000
Deferred Consulting	—	—	—	—	—	773,284
Series A Issuance for Consulting	496,939	—	—	—	—	—
Repayment of subscription receivable	—	5,000,000	—	—	—	5,000,000
Issuance of Series A preferred stock for services and interest on loans	—	—	—	—	—	11,485
Dividend on preferred stock	—	—	(2,245,680)	—	—	(2,245,680)
Accretion of redeemable preferred stock to redemption value	—	—	(113,014)	—	—	(113,014)
Deferred Stock Compensation	1,269,445	—	—	—	—	—
Issuance of stock options for consulting services	47,892	—	—	—	—	—
Issuance of Stock Options to settle lawsuit	303,160	—	—	—	—	303,160
Amortization of Deferred Stock Compensation	—	—	—	—	—	1,298,924
Issuance of warrants	36,520,366	—	(34,580,000)	—	—	1,940,366
Proceeds from stock offering, net of related expenses	49,249,537	—	—	—	—	49,341,537
Conversion of Series A preferred stock	5,646,093	—	—	—	—	—
Conversion of Series C preferred stock	29,866	—	—	—	—	—
Conversion of convertible preferred stock	36,496,431	—	—	—	—	36,694,668
Payment of accrued dividend	1,077,714	—	—	—	—	1,086,307
Cashless Warrant exercise	(19,829)	—	—	—	—	—
Exercise of Stock Options	1,395,046	—	—	—	—	1,409,566
Shares issued through ESPP	123,190	—	—	—	—	124,215
Option extension for CEO	315,394	—	—	—	—	315,394
Option extension for severed employees	31,197	—	—	—	—	31,197
Purchase of Treasury Stock	—	—	—	132,000	(99,660)	(99,660)
Deferred Stock Compensation revaluation	87,031	—	—	—	—	—
Issuance of restricted stock units for bonus	727,195	—	—	—	—	—

						Total
	Additional	Stock				Stockholders'
	Paid-in	Subscription	Retained	Treasury Stock		(Deficiency)
Description	Capital	Receivable	Deficit	Shares	Amount	Equity
Net loss	—	—	(86,597,243)	—	—	(86,597,243)
Balance, December 31, 2003	133,796,667	—	(123,603,437)	132,000	(99,660)	9,692,006
Deferred Stock Compensation revaluation	(78,083)	—	—	—	—	—
Issuance of restricted stock units for bonus	679,807	—	—	—	—	—
Amortize deferred stock compensation and issue RSUs	(33,022)	—	—	—	—	700,605
Shares issued through ESPP	3,854	—	—	—	—	3,936
Issuance of non-employee stock options	16,288	—	—	—	—	16,288
Exercise of Stock Options	26,400	—	—	—	—	26,700
Net loss	—	—	(5,329,960)	—	—	(5,329,960)
Balance, December 31, 2004	134,411,911	—	(128,933,397)	132,000	(99,660)	5,109,575
Deferred stock compensation revaluation	(27,360)	—	—	—	—	—
Issuance of restricted stock units for bonus	1,063,145	—	—	212,940	(455,838)	(455,838)
Amortize deferred stock compensation and issue RSUs	(40,020)	—	—	—	—	645,718
Shares issued through ESPP	3,842	—	—	—	—	3,915
Issuance of non-employee stock options	—	—	—	—	—	—
Cashless exercise of stock warrants	(242)	—	—	—	—	—
Exercise of stock options	703,297	—	—	—	—	712,955
Issuance of stock for cash	16,975,269	—	—	—	—	17,108,477
Stock buyback to pay officer loan	—	—	—	76,752	(157,341)	(157,341)
Net loss	—	—	(9,312,104)	—	—	(9,312,104)
Balance, December 31, 2005	153,089,842	—	(138,245,501)	421,692	(712,839)	13,655,357
Issuance of restricted stock units for bonus	(6,961)	—	—	—	—	—
Issuance of officer restricted stock units	(106)	—	—	—	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	1,063,145
Shares issued through ESPP	20,096	—	—	—	—	20,276
Stock-based compensation	906,488	—	—	—	—	906,488
Executive performance-based RSU compensation expense	363,636	—	—	—	—	363,636
Exercise of stock options	53,400	—	—	—	—	54,400
Net loss	—	—	(12,163,438)	—	—	(12,163,438)
Balance, December 31, 2006	$154,426,395	$—	$(150,408,939)	421,692	$(712,839)	$3,899,864

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows

				Cumulative from
				May 8, 1997
				(date of inception)
				through
	Year ended December 31,			December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(12,163,438)	$(9,312,104)	$(5,329,960)	$(113,402,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,669	83,031	187,230	4,316,667
Loss on sale of fixed assets	—	—	25,301	196,169
Impairment of assets	18,567	(122,186)	(9,703)	4,550,594
(Expenses paid) restructuring charge	(366,061)	(349,175)	(343,547)	347,408
Reserve for officer’s note	—	(102,044)	(17,931)	—
Interest expense relating to issuance of warrants	—	—	—	371,000
Non-cash charge for change in option terms	—	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	—	303,160
Amortization of deferred consulting expense, net	—	—	—	1,160,784
Amortization of deferred stock compensation	1,063,145	645,718	700,605	3,699,721
Options and warrants issued for consulting services	—	—	16,288	1,585,654
Services and interest expense paid in preferred stock	—	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)	(3,562,582)
Stock-based compensation	1,270,124	—	—	1,270,124
Changes in operating assets and liabilities:
Accounts receivable	82,038	(536,335)	76,028	(506,402)
Inventory	—	222,593	16,091	—
Unbilled costs on government contracts	304,519	(437,759)	—	(133,240)
Prepaid expenses and other current assets	109	142,055	(26,239)	(876,936)
Accounts payable	315,787	(251,899)	241,114	453,077
Accrued compensation and benefits	304,757	20,709	(25,391)	456,075
Advance billings on contracts	370,899	74,820	—	445,719
Accrued interest	—	—	—	275,560
Dividend receivable	—	—	63,758	—
Accrued loss on contract commitments	272,418	548,614	—	821,032
Other accrued expenses and current liabilities	(9,910)	451,173	(270,958)	843,502
Net cash used in operating activities	(8,441,377)	(8,922,789)	(8,259,896)	(97,027,583)
Cash flows from investing activities
Purchase of investments	—	—	(90,352)	(1,190,352)
Sale of investments	—	—	4,752,934	4,752,934
Restricted cash	45,222	90,443	95,221	(174,346)
Increase in other assets	—	—	—	(412,072)
Purchases of property and equipment	(317,346)	(41,851)	(30,845)	(8,811,750)
Sale of property and equipment	—	127,357	17,875	198,597
Net cash used in investing activities	(272,124)	175,949	4,744,833	(5,636,989)

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows (Continued)

				Cumulative from
				May 8, 1997
				(date of inception)
				through
	Year ended December 31,			December 31,
	2006	2005	2004	2006
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	—	49,341,537
Private stock offering, net of expenses	—	17,108,477	—	17,108,477
Payment of dividends	—	—	—	(1,159,373)
Shares issued under employee stock purchase plan	20,276	3,915	3,936	152,341
Exercise of employee stock options	54,400	712,955	26,700	2,203,622
Cash paid for financing costs	—	327,646	(327,646)	—
Issuance of preferred stock	—	—	—	32,868,028
Repayment of subscription receivable	—	—	—	5,000,000
Proceeds from capital leases	—	—	—	495,851
Repayment of capital leases	—	—	—	(1,031,395)
Repurchase company stock	—	(613,179)	—	(613,179)
Proceeds from notes payable issued to investors	—	—	—	3,550,000
Net cash provided by (used in) financing activities	74,676	17,539,814	(297,010)	107,915,909
(Decrease) increase in cash and cash equivalents	(8,638,825)	8,792,974	(3,812,073)	5,251,337
Cash and cash equivalents, beginning of period	13,890,162	5,097,188	8,909,261	—
Cash and cash equivalents, end of period $5,251,337	$5,251,337	$13,890,162	$5,097,188	$5,251,337
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$488,126
Cash paid for taxes	$—	$—	$1,500	$32,750
Assets acquired through capital lease	$—	$—	$—	$535,445

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1.   Nature of Business and Operations

Nature of Business.   Beacon Power Corporation (collectively the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation (“SatCon”). Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. As discussed in Note 6, during the fourth quarter of 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

We have a single operating segment, developing alternative power sources. Our organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. In 2006 we derived approximately 86% of our revenue from our research and development contracts; three of those contracts accounted for 75% of our total revenue. Although the loss of any single contract may have a material impact on our financial statements, it would not have a material impact on our business since we derive most of our working capital from equity offerings in order to develop our flywheel systems.

We do not expect to become profitable or cash flow positive until at least 2010 and must raise additional equity to execute our business plan and continue as a going concern. On February 15, 2007, we issued approximately 11.8 million units for $0.90 per unit, each of which consists of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of our common stock at an exercise price of $1.33 per share.  We received net proceeds of approximately $9.8 million after deducting placement agency fees and estimated offering expenses.

On November 8, 2005, we distributed 9,868,421 newly issued shares of our common stock at $1.52 per share. We also issued five-year warrants to purchase an additional 3,410,527 shares of common stock at an exercise price of $2.21 per share. This transaction resulted in net proceeds of approximately $14 million net of expenses and commissions in the amount of approximately $1 million. Those proceeds were used for working capital purposes only. For further details see the Securities Purchase Agreement which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2005.

On May 24, 2005 and July 26, 2005 Perseus made investments of $1.5 million for a total of $3 million in exchange for 1,666,667 and 1,785,714 shares of common stock, respectively and the extension for two years of an existing warrant already owned by Perseus.

Based on our current cash usage rates and additional expenditures expected in support of our business plan, and including the approximately $10 million raised in February of 2007, we have enough cash to fund operations into approximately the fourth quarter of 2007. We will seek to obtain additional equity investments during 2007 to cover expenses relating to continuing operations, working capital, 25kWh flywheel prototype development and new business development.

Operations.   We have experienced net losses since our inception and, as of December 31, 2006, had an accumulated deficit of approximately $150.4 million. We are focused on the commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our government research and development contracts. This ongoing research and development will require substantial additional outlays of capital. We took significant actions over the three years ended 2005 to reduce our cash expenditures for product development, infrastructure and production readiness. However, our efforts in 2006 were expanded as we ramped up efforts to develop our Smart Energy 25 flywheel, for which we have identified a sizeable market. Additionally, we began expenditures under our Sandia DOE contract to design and develop a 20 megawatt frequency regulation facility. We have also continued, at a reduced level, to assemble and market our inverter product for solar energy applications. Although we are continuing to support the product, we do not believe that inverters will be a significant portion of our business going forward.

Note 2.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern.   The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we had minimal revenues, and incurred significant losses of approximately $12,163,000, $9,312,000 and $5,330,000 and cash decreases from operations of approximately $8,442,000, $8,923,000, and $8,260,000, during the years ended December 31, 2006, 2005 and 2004, respectively. We have approximately $5,251,000 of cash and cash equivalents on hand at December 31, 2006, which, combined with our February 2007 fundraising of approximately $10 million is adequate to fund operations into approximately the fourth quarter of 2007. Since our operating cash requirements far exceed the cash generated from operations, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain adequate equity investments, and in the long term, on the successful development of our Smart Energy flywheel product and our ability to provide frequency regulation services to the electricity grid. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements. In addition we are also considering a number of other strategic financing alternatives, and have incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

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

Reclassifications.   Certain prior year amounts have been reclassified to conform with current year presentation.

Recently Adopted Accounting Pronouncements and Recent Pronouncements.   Recently adopted accounting pronouncements and recent pronouncements are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K, and are incorporated in these financial statements by reference.

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

Accounts Receivable and Allowance for Doubtful Accounts.   We evaluate the collectability of our open receivables on an ongoing basis. Specific reserves for bad debt are recorded based on the age of receivables, and when we are notified of a customer’s inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts due from our customers. Our estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented in our balance sheets net of an allowance for doubtful accounts of $18,868 and $13,230 at December 31, 2006 and 2005, respectively.

Two of our contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. As of December 31, 2006, approximately $55,000 of our accounts receivable balance represented holdbacks. This holdback is payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contract, and therefore have not recorded any reserve against these amounts.

Inventories.   Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. For years ended December 31, 2006, 2005 and 2004, reserves were recorded to fully offset the value of our inventory. These impairment charges were made due to the uncertainty of realizing any future value from the inventory due to the lack of substantial revenues to date from our inverter product line. Materials purchased to support our research and development efforts are expensed as incurred, in accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.”

Unbilled costs on contracts in process.   Contract costs that we incur, such as material purchases, direct labor and overheads, in advance of billings to customers, are recorded as a current asset in our balance sheet as “Unbilled costs on contracts in process.”

Prepaid Expenses and Other Current Assets.   Prepaid expenses at December 31, 2006 consist of approximately $472,000 of prepaid insurance premiums (primarily related to directors and officers liability insurance), $148,000 related to advances to vendors for long-lead orders, $110,000 in deferred financing costs related to our equity raising activities, and other miscellaneous prepaid items such as patent retainers and software and other maintenance agreements. Prepaid expenses at December 31, 2005 consist primarily of prepaid insurance premiums of $654,000,  most of which relates to directors and officers liability insurance and other prepaid items including legal fee retainers, prepaid rent and advances to vendors for long-lead orders.

Property and Equipment.   Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Loss on Contract Commitments.   We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue. Most of our contracts have been granted on a cost-share basis, for which the expected cost-share is recorded as a contract loss. Additionally, each quarter we perform an evaluation of expected costs to complete our in-progress contracts and adjust the contract loss reserve accordingly. We recorded charges of approximately $1,385,000 and $1,534,000 during 2006 and 2005, respectively, for anticipated losses on our research and development contracts. Approximately $240,000 of this charge in 2006 relates to the cost share portion of a contract awarded to us during the third quarter of 2006 from the U.S. Department of Energy (DOE) (to be administered by Sandia National Laboratories) to design a 20-megawatt Smart Energy Matrix™ frequency regulation power plant. The remainder of the 2006 charge relates to a revision of our labor and overhead rates and other estimated costs to complete our remaining contracts based upon current forecasts. These remaining contracts relate primarily to the development of demonstration units of new products and the design of a frequency regulation plant.

Long-Lived Assets.   In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

Other assets and deferred financing costs.   We will defer our direct costs incurred to raise capital or to acquire an entity in a business combination. Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred.

Advance billings on contracts.   We may receive performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances are classified as current liabilities.

Restructuring and asset impairment charges.   We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2002, we incurred a restructuring and impairment charge of $6.5 million, of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as “Restructuring reserve” in the current liabilities section of the balance sheet.

The restructuring reserves are as follows:

	Year ended December 31,
	2006	2005
Beginning balance	$713,469	$1,062,644
Charges for the period	—	—
Reductions	(366,061)	(349,175)
Ending balance	$347,408	$713,469

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

Government Contract Revenue Recognized on the Percentage-of-Completion Method.   We recognize contract revenues using the percentage-of-completion method. Pursuant to American Institute of Certified Public Accountants’ Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1), the efforts-expended method, which is based on a measure of the work performed, is an acceptable methodology for determining the amount of revenue to recognize in a given period. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion.

Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue. During 2006 we recorded contract losses of approximately $1,385,000. Our contract loss reserves are as follows:

	Year ended December 31,
	2006	2005
Beginning balance	$548,614	$—
Charges for the period	1,384,978	1,534,298
Reductions	(1,112,560)	(985,684)
Ending balance	$821,032	$548,614

Cost of Goods Sold.   We cost our products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred. In addition, we continuously evaluate inventory and purchase commitments to insure that levels do not exceed the expected deliveries for the next twelve months. As we are in the early stages of production, our actual manufacturing costs incurred currently exceed the fair market value of our products. We provide a five-year limited product warranty for our Smart Power M-series product line and accrue for estimated future warranty costs in the period in which the revenue is recognized. In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes. During 2005 and 2006 we continue to have very limited sales of our inverter products. The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year. Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

Stock-Based Compensation.   During the first quarter of 2006, we adopted the provisions of, and accounted for, stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense during such periods.

We granted Restricted Stock Units to employees for services performed in 2005, 2004 and 2003 that vest quarterly during the subsequent year. In addition, our officers were granted restricted stock units as part of a compensation agreement dated May 8, 2006. Our Restricted Stock Unit Deferred Compensation Plan is described in more detail in Note 8.

Income Taxes.   Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance has been provided because realization of deferred tax assets is unlikely in the near future (see Note 9).

Advertising.   Advertising expense was approximately $10,000, $14,000 and $15,000 in 2006, 2005 and 2004 respectively, and is expensed as incurred.

Research and Development.   Research and development costs are expensed as incurred, except costs that relate to our government contracts. Those expenses are capitalized as “Unbilled costs on contracts in progress” and charged to Cost of Goods Sold once the revenue is recognized under the percentage of completion method, or charged against the Contract Loss Reserve as incurred if the costs are not recoverable under the terms of the contract agreement.

Casualty loss.   On December 28, 2006, a malfunction occurred during the testing of a Smart Energy 25 flywheel which resulted in the loss of the flywheel and other inventory (which had previously been expensed), as well as minor damage to the building improvements and other equipment. A casualty loss of approximately $69,000 was recorded for the estimated cost of repairs to the building improvements of approximately $34,000, the cost to repair fixed assets of approximately $18,000, costs to replace damaged supplier equipment of $6,000 and costs to perform necessary clean up of approximately $11,000. Additional costs to complete the building clean up and to assess the cause of the failure will be approximately $125,000. We expect that we will recover most, if not all, of the additional costs from insurance.

Fair Value of Financial Instruments.   The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, and other current assets and liabilities approximate their fair values.

Concentration of Credit Risk.   Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. We keep our cash investments with high-credit-quality financial institutions. At December 31, 2006 substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 3.45% to 5.7%. At December 31, 2006 and 2005, we had cash balances at a financial institution in excess of federally insured limits. However, we do not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Comprehensive Loss.   Comprehensive loss is the same as net loss for all periods presented.

Loss Per Share—Basic and Diluted.   Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations. Since the years ended December 31, 2006, 2005 and 2004 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

Note 3.   Property and Equipment

Property and equipment consisted of the following:

	Estimated
	Useful	December 31,	December 31,
	Lives	2006	2005
Machinery and equipment	5 years	$814,875	$570,424
Service vehicles	5 years	16,763	16,762
Furniture and fixtures	7 years	255,940	255,940
Office equipment	3 years	1,486,951	1,433,947
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	918,285	918,285
Total		$4,026,166	$3,728,710
Less accumulated depreciation and amortization		(3,610,760)	(3,516,414)
Property and equipment, net		$415,406	$212,296

Note 4.   Commitments and Contingencies

We lease office and light manufacturing space under an operating lease through September 30, 2007. At December 31, 2006, we had provided the lessor with an irrevocable letter of credit with a balance of $174,346 which is reduced annually during the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

Future minimum annual lease payments under non-cancelable operating leases as of December 31, 2006 are $397,059.

Rent expense was $237,695, $231,188 and $223,031, during 2006, 2005 and 2004, respectively net of restructuring reserves applied of $337,988, $321,103 and $315,474, respectively. As of December 31, 2006, we have firm non-cancelable purchase commitments with our suppliers to satisfy contractual obligations for our research and development programs in the amount of approximately $1,117,000.

Legal Proceedings.   We may be subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and may be resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies are very complex and require the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both, (i) probable or known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

Note 5.   Preferred Stock

As a result of the initial public offering of our common stock and the conversion of all outstanding shares of all classes of the preferred stock, we amended our charter and cancelled all our classes of preferred stock. We then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by our Board of Directors. At December 31, 2006 and 2005, there are 10 million shares of $.01 par value preferred stock authorized with none outstanding.

Note 6.   Common Stock

Private Placement.   On November 8, 2005 we completed the private placement of 9,868,421 shares of our common stock at a price of $1.52 per share, for an aggregate offering price of approximately $15 million to certain institutional investors. We also offered these investors warrants to purchase 3,410,527 shares of our common stock at an exercise price of $2.21 per share. In connection with this transaction we paid placement agent fees and expenses of approximately $1 million. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. On March 2, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-130207) that was declared effective on March 7, 2006. These proceeds have been and will continue to be used for working capital purposes.

On May 24, 2005 and July 26, 2005 we issued 1,666,667 and 1,785,714 shares of common stock, respectively pursuant to an investment agreement dated April 22, 2005. In exchange, we received $3 million in the aggregate from Perseus 2000 Expansion, L.L.C. We also issued a warrant for the purchase of 800,000 shares of our common stock at an exercise price of $1.008 and an extension for two years of an existing warrant already owned by Perseus. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. On March 2, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No.333-130208) that was declared effective on March 7, 2006. These proceeds have been and will be used for working capital purposes.

On September 1, 2006, we filed a $40 million universal shelf registration on Form S-3 with the Securities and Exchange Commission. This shelf registration was declared effective as of December 14, 2006. We issued approximately 11.8 million shares from this shelf registration during February 2007, as described in Note 13—Subsequent Event. This transaction used approximately $10.6 million of the $40 million shelf registration.

Initial Public Offering.   During the fourth quarter of 2000, we sold 9,200,000 shares of our common stock, inclusive of the underwriters’ over allotment, at an initial public offering price of $6 per share. Net proceeds as a result of the stock offering totaled approximately $49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other estimated offering costs of approximately $2.0 million.

Shareholder Rights Agreement.   In September 2002, and amended as of December 27, 2002, our Board of Directors approved a Rights Agreement, under which each holder of common stock on October 7, 2002 automatically received a distribution of one Right for each share of common stock held. Each Right entitles the holder to purchase 1/100th of a share of our newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of our outstanding common stock, or in the event that we are acquired by another company, $22.50 worth of the common stock of the other company at half its market value (in each case any rights held by the acquiring person are not exercisable and become void).

Reserved Shares.   At December 31, 2006, 26,041,238 shares of our common stock were reserved for issuance under our stock option plan, employee stock purchase plan and outstanding warrants.

Note 7.   Redeemable Convertible Preferred Stock and Stock Warrants

Warrants outstanding as of December 31, 2006:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
Class F Financing (extended)	5/23/2000	5/23/2007	$2.25	1,333,333
May 24, 2005 Financing	5/24/2005	5/24/2010	$1.008	800,000
November 8, 2005 Financing	11/8/2005	11/8/2010	$2.21	3,410,527
Total warrants outstanding				5,543,860

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

•       Issuance of additional shares of our common stock or securities convertible into our common stock at a price per share less than the exercise price in effect immediately prior to the issuance of the additional securities (only with respect to the November 2005 Financing Warrants).

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

November 2005 Financing Warrants.   As part of a financing transaction, we issued warrants to purchase an aggregate of 3,410,527 shares of Beacon common stock to twelve “accredited investors.”  Each warrant is exercisable for a period of five years but may not be exercised until six months and one day after November 8, 2005, the date of the closing of the financing transaction. The per share exercise price for the warrant shares is $2.21.

Note 8.   Stock Based Compensation

Description of Plans

Stock Option Plan.

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock. Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options are to be granted at a price determined by our Board of Directors. In general, our Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years. Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. At December 31, 2006 we had 10,788,907 shares reserved for issuance under this plan.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date. Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan. The ESPP provides for the purchase of up to 2,000,000 shares of our common stock. Shares purchased under the Plan in 2006, 2005, and 2004 totaled 17,958, 7,273 and 8,124, respectively and the weighted average purchase price of the shares purchased was $1.13 in 2006, $1.03, in 2005 and $0.48 in 2004. At December 31, 2006, we had 1,864,154 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash by paying bonuses in the form of RSUs rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash. With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over three-year periods in equal quarterly installments. There are also other performance-based RSU’s granted to our officers that cliff-vest upon the achievement of certain Company-specific milestones including earnings levels and revenue goals such that our company is no longer treated as a development stage company for accounting purposes. Both such vesting events require the recipient officer to be employed by us during the period ending with the milestones. The unvested portion of any RSU grant is subject to forfeiture upon the holder’s resignation or termination for cause. As of December 31, 2006, certain RSUs granted under the officer employment agreements were vested but stock was not issued because the vesting date, December 31, fell on a Sunday and because our insider trading window was closed.

Activity related to the RSU agreements is as follows:

	Year ended December 31,
	2006	2005
	(number of shares)
Shares issued related to vested RSUs:
Current year grant based upon prior year bonus plan	587,374	593,080
Vesting of remaining shares from prior year grant	108,786	—
Based upon executive officer agreement	10,533	—
Vested RSUs not yet converted to stock	3,511	—
RSU’s granted but not vested:
Based upon 2004 bonus plan	—	108,786
Related to executive officer agreement	28,097	—
Related to performance-based executive plan	1,265,823	—

Stock option activity since inception is as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding at inception	—
Granted	11,248,860	$2.03	$1.03
Exercised	(1,427,987)	$0.95
Canceled, forfeited or expired	(7,044,944)	$2.42
Outstanding, December 31, 2003	2,775,929	$1.59
Granted	3,847,639	$0.74	$0.43
Exercised	(30,000)	$0.89
Canceled, forfeited or expired	(395,993)	$1.72
Outstanding, December 31, 2004	6,197,575	$1.06
Granted	429,168	$1.88	$1.33
Exercised	(965,856)	$0.74
Canceled, forfeited or expired	(79,084)	$1.74
Outstanding, December 31, 2005	5,581,803	$1.18
Granted	1,104,671	$1.48	$0.98
Exercised	(100,000)	$0.54
Canceled, forfeited or expired	(39,588)	$2.08
Outstanding, December 31, 2006	6,546,886	$1.23

The following table summarizes information about stock options outstanding at December 31, 2006:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Vested	Average
Exercise	of Options	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	of Options	Price
$0.25–$0.74	3,239,886	7.60	$0.70	3,239,886	$0.70
$0.87–$1.26	1,695,884	6.06	$0.98	1,303,055	$0.92
$1.51–$2.19	1,153,866	8.15	$1.87	671,809	$2.01
$2.50–$3.10	130,000	3.35	$2.64	130,000	$2.64
$4.10–$5.27	222,250	4.17	$4.40	222,250	$4.40
$6.00–$9.31	105,000	3.81	$6.40	105,000	$6.40
Total	6,546,886			5,672,000

Included in the schedules above are grants of options to purchase 25,000 shares made to non-employee consultants in 2004. There were no grants made to non-employee consultants in 2006 or 2005.

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

We estimate the volatility of our common stock by using historical volatility. We estimate the expected term of the share or option grant, and determine a risk-free interest rate based on U.S. Treasury issues with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in our valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods. All stock-based payment awards are amortized as they are earned over the requisite service periods of the awards, which are generally the vesting periods.

Prior to the adoption of SFAS 123R, we recognized the estimated compensation cost of restricted stock units (RSUs) over the vesting term, based on the fair value of our common stock using the closing stock price on the last day of the fiscal year in which the compensation was earned.

Since the adoption of SFAS 123R, the compensation cost of RSUs is based on the fair value of the stock as of the date of grant, net of expected forfeitures. This cost is expensed ratably over the performance period (for performance-based RSUs) or vesting period (for all other RSUs). The number of performance-based RSUs for which stock compensation expense is calculated is based upon management’s assessment of the likelihood of achieving the performance targets.

The assumptions used to value stock option grants for the year ended December 31, 2006, 2005 and 2004, respectively, are as follows:

	Year ended December 31,
	2006	2005	2004
Risk-free interest rate	4.43%–5.13%	3.8%–4.39%	4.32%–4.49%
Expected life of option	3 years	1–3 years	1–3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%
Assumed volatility	93%–129%	103%–129%	95%–115%
Expected forfeitures	10%	0%	0%

Stock-based compensation expense recognized on our consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively, is as follows:

	Year ended December 31,
	2006	2005	2004
Selling, general and administrative	$1,609,178	$371,346	$376,455
Research and development	724,091	274,372	324,150
Total stock compensation expense	$2,333,269	$645,718	$700,605
Components of stock compensation expense:
Amortization of deferred compensation from restricted stock units (RSUs) granted in lieu of 2005 bonuses	$1,104,261	$645,718	$700,605
Compensation expense related to other RSUs	407,614	—	—
Compensation expense related to stock options	821,394	—	—
Total stock compensation expense	$2,333,269	$645,718	$700,605

For comparison purposes, the following table sets forth the pro forma amounts of net income and net income per share for the years ended December 31, 2005 and 2004 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123R for those years:

	Year ended December 31,
	2005	2004
Net loss to common shareholders as reported	$(9,312,104)	$(5,329,960)
Pro forma compensation expense	249,890	1,255,094
Net loss—pro forma	$(9,561,994)	$(6,585,054)
Loss per share—as reported	$(0.20)	$(0.12)
Loss per share—pro forma	$(0.20)	$(0.15)

As of December 31, 2006, there was approximately $2,172,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock grants.

Note 9.   Income Taxes

The components of the provision (benefit) for income taxes consisted of the following:

				Cumulative from
				May 8, 1997
				(Date of
				Inception) to
	Year ended December 31,			December 31,
	2006	2005	2004	2006
State—current	$2,137	$750	$750	$22,749
Federal—deferred	(2,759,406)	(3,901,616)	(1,974,627)	(41,483,423)
State—deferred	(1,074,671)	(35,387)	(325,553)	(6,919,094)
Increase in valuation allowance	3,834,077	3,937,003	2,300,180	48,402,516
Provision (benefit) for income taxes	$2,137	$750	$750	$22,748

State minimum taxes are included with selling, general and administrative expenses.

A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit	(34)%
State, net of federal effect	(6)
Valuation allowance provided	40
Effective rate	—%

The components of our deferred tax assets and liabilities consisted of the following at December 31:

	2006	2005
Long-term assets:
Net operating loss carry-forwards	$40,006,078	$36,480,176
Research and development credits	3,286,515	2,799,435
Restructuring reserves	1,611,491	1,822,757
Other	219,564	(799,330)
Net deferred tax assets before valuation allowance	45,123,648	40,303,038
Less valuation allowance	(45,123,648)	(40,303,038)
Net deferred tax assets	$—	$—

The valuation allowance increased by $3,834,077 in 2006, $3,937,003 in 2005 and $2,300,180 in 2004, primarily due to the generation of net operating loss carry forwards and credits for which realization is not reasonably assured.

The following approximates the net operating loss carry forwards and business credits we have available in the future for federal and state tax purposes:

	As of December 31,
	2006	2005
Net operating loss carry forwards available in the future:
Federal	$104,031,000	$92,731,000
State	77,259,000	80,484,000
Total net operating loss carry forwards available	$181,290,000	$173,215,000
Business credits available in the future:
Federal	$1,917,000	$1,870,000
State	1,370,000	929,700
Total business credits available	$3,287,000	$2,799,700

The net operating loss carry forwards begin to expire in 2017 for federal and 2002 for state tax purposes. The federal research and development credits begin to expire in 2017. We did not pay any income taxes from inception to December 31, 2006.

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

Note 10.   Retirement Savings Plan

In 1998, we created a 401(k) Retirement Savings Plan (the “Plan”) for our full-time employees. Each participant in the Plan may elect to contribute a percentage of his or her annual compensation to the Plan on a pre-tax basis up to the annual limit established by the Internal Revenue Service. We match employee contributions at a rate of 50% up to the first 6% of the employee’s wages. We may also elect to make a profit-sharing contribution at the discretion of the Board of Directors. Employee contributions are fully vested. Company matching and profit sharing contributions vest 20% after two years of service consisting of at least 1,000 hours per calendar year and 20% annually thereafter. Company matching contributions were $75,847, $51,778 and $61,213 during 2006, 2005 and 2004, respectively. We have not made any profit sharing contributions since the plan’s inception.

Note 11.   Related Party Transactions

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

There were no related party transactions during 2006.

Note 12.   Quarterly Results (Unaudited)

In management’s opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$288,595	$209,439	$277,343	$193,200
Gross profit (loss)	$43,670	$3,021	$39,357	$37,427
Loss from operations	$(2,968,536)	$(3,426,225)	$(3,294,067)	$(2,993,488)
Net (loss) income	$(2,821,650)	$(3,272,601)	$(3,165,005)	$(2,904,182)
Loss per share—basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.04)
Weighted-average common shares outstanding	58,700,036	58,950,147	59,218,443	59,442,592

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$636,134	$318,304	$304,064	$228,756
Gross profit (loss)	$(34,373)	$(15,652)	$(43,490)	$5,533
Loss from operations	$(2,258,888)	$(1,806,293)	$(2,271,509)	$(3,111,073)
Net (loss) income	$(2,245,000)	$(1,764,781)	$(2,143,442)	$(3,158,881)
Loss per share—basic and diluted	$(0.05)	$(0.04)	$(0.04)	$(0.07)
Weighted-average common shares outstanding	43,792,791	44,801,287	48,524,912	54,364,893

Note 13.   Subsequent Event

On February 15, 2007, we consummated the sale of 11,814,687 units of the Company to investors at a purchase price of $0.90 per unit. Each unit consists of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement on Form S-3 (File no. 333-137071), which became effective on December 14, 2006. We received net offering proceeds of approximately $9.8 million after deducting placement agency fees and estimated offering expenses. Since this sale of units was at a price per share lower than the closing price on the date of our 2005 financing, we are required to make an adjustment to the exercise price and the number of warrants issued to the investors in that financing. The number of warrants convertible into our common stock increased by 327,294 to 3,287,821 as a result of the adjustment and the exercise price was reduced by $0.22 to $1.99.

On March 27, 2007, we received a letter from the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Stock Market based on Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until September 24, 2007, to regain compliance. If at any time before September 24, 2007 our common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days the Nasdaq Stock Market Staff will notify us that we comply with Rule 4310(c)(4).

If we have not met the requirements of Rule 4310(c)(4) by September 24, 2007 but meet any one of the three criteria as set forth in Marketplace Rule 4310(c), we will be granted an additional 180 calendar day compliance period to March 21, 2008.

Note 14.   Schedule II Valuation and Qualifying Accounts

	2006
		Charged to	Charged to
	Balance at	costs and	other		Balance at
Description	1/1/2006	expenses	accounts	Deductions	12/31/2006
Product warranty	$30,081	$8,250	$4,454	$(6,258)	$36,527
Commitment reserve	—	—	—	—	—
Accounts receivable reserve	13,230	5,638	—	—	18,868
Inventory reserve	2,345,037	664,311	(44,476)	(1,156,071)	1,808,801
Asset impairment reserve	3,721,707	18,338	—	(40,389)	3,699,656

	2005
		Charged to	Charged to
	Balance at	costs and	other		Balance at
Description	1/1/2005	expenses	accounts	Deductions	12/31/2005
Product warranty	$24,512	$7,763	$—	$(2,194)	$30,081
Commitment reserve	48,265	—	—	(48,265)	—
Accounts receivable reserve	22,850	(9,620)	—	—	13,230
Inventory reserve	2,887,688	—	(508,608)	(34,043)	2,345,037
Asset impairment reserve	3,843,893	—	—	(122,186)	3,721,707

Product warranty—Deductions include amounts paid for consultants, travel and freight costs to repair/replace our inverter systems under our five-year warranty.

Commitment reserve—In 2004 we placed a reserve on our entire inverter inventory and additionally recorded a reserve for future non-cancelable vendor commitments. During 2005 we settled all commitments relating to this reserve.

Accounts receivable reserve—In 2006 we recorded a reserve for certain accounts which we deemed to be doubtful. In 2005, we received payments against previously reserved accounts.

Inventory reserve—Our inventory, containing both flywheel components and inverter components, is fully reserved. We disposed of inventory that no longer had value to us and we utilized components from our inventory in our research and development contracts during 2005 and 2006. Certain materials purchased during 2006 to be used for our research and development work flowed through our inventory system and so are included in the column titled “Charged to costs and expenses”, and offset as deductions against our inventory reserve.

Asset impairment reserve—In 2002, we recorded an asset impairment reserve for underutilized plant and equipment. In 2006 and 2005, we sold or disposed of certain assets and reduced the associated reserve. We increased this reserve by approximately $18,000 included in casualty loss based upon damage to certain assets during the prototype malfunction that occurred in December 2006.

2.                 Financial Statement Schedules

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

3.                 Exhibits

The exhibits are listed below under Part IV, Item 15(c) of this report.

(c)   Exhibits

Exhibit
Number	Ref	Description of Document
3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2	(18)	Amended and Restated Bylaws.
3.3	(16)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.
4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.
4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.
4.3	(4)	Form of specimen stock certificate.
10.1.1	(1)

Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.

10.1.2	(15)	Third Amended and Restated 1998 Stock Incentive Plan of the Company.
10.1.3	(16)	Form of Incentive Stock Option Agreement of the Company.
10.1.4	(16)	Form of Non-Qualified Stock Option Agreement of the Company.
10.1.5	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.
10.1.6	(15)	Employee Stock Purchase Plan of the Company.
10.1.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.
10.1.8	(1)	Lease dated July 14, 2000 between the Company and BCIA New England Holdings LLC.
10.1.9	(5)	Form of Director and Officer Indemnification Agreement of the Company.
10.1.10	(16)	Form of Restricted Stock Unit Agreement of the Company.
10.1.11	(6)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.
10.1.12	(7)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.
10.1.13	(8)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.

10.1.14	(9)	Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus 2000 Expansion, L.L.C.
10.1.15	(9)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus Capital, L.L.C.
10.1.16	(9)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.
10.1.17	(10)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.
10.1.18	(11)	Agreement dated October 7, 2005 between the Company and the Air Force Research Laboratory.
10.1.19	(12)

Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O’Connor LLC FBO O’Connor PIPES Corporate Strategies Master Limited.

10.1.20	(12)	Form of Warrant of the Company issued pursuant to the November 2005 financing.
10.1.21	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.
10.1.22	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.
10.1.23	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.1.24	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and F. William Capp.
10.1.25	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and James M. Spiezio.
10.1.26	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.1.27	(17)	Employment agreement dated March 2, 2007 between the Company and F. William Capp
10.1.28	(17)	Employment agreement dated March 2, 2007 between the Company and James M. Spiezio
10.1.29	(17)	Employment agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz
10.1.30	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.1.31	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.1.32	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
14.1	(13)	Corporate Code of Conduct dated October 15, 2001.

16.1	(14)	Letter dated October 20, 2004 from Deloitte & Touche LLP to the Company.
21.1	+	Subsidiaries of the Company.
23.1	+	Consent of Miller Wachman LLP.
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(13) Incorporated by reference from the Form 10-K filed on March 31, 2005 (File No. 001-16171).

(14) Incorporated by reference from the Form 8-K filed on November 2, 2004 (File No. 001-16171).

(15) Incorporated by reference from the Form S-8 filed on March 22, 2006 (File No. 333-132638).

(16) Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(17) Incorporated by reference from the Form 8-K filed on March 7, 2007 (File No. 000-31973).

(18) Incorporated by reference from the Form 8-K filed on October 29, 2006 (File No. 000-31973).

(19) Incorporated by reference from the Form 10-Q filed on May 9, 2006 (File No. 000-31973).

+                Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION
By:	/s/ F. WILLIAM CAPP
F. William Capp
President and Chief Executive Officer
Date:	March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ F. WILLIAM CAPP	President and Chief Executive Officer,
F. William Capp	and Director (Principal Executive Officer)	March 28, 2007
/s/ JAMES M. SPIEZIO	Vice President of Finance, Chief Financial
James M. Spiezio	Officer, Treasurer and Secretary (Principal Financial Officer)	March 28, 2007
/s/ STEPHEN P. ADIK
Stephen P. Adik	Director	March 28, 2007
/s/ DANIEL E. KLETTER
Daniel E. Kletter	Director	March 28, 2007
/s/ VIRGIL G. ROSE
Virgil G. Rose	Director	March 28, 2007
/s/ JACK P. SMITH
Jack P. Smith	Director	March 28, 2007
/s/ WILLIAM E. STANTON
William E. Stanton	Director	March 28, 2007
/s/ LISA W. ZAPPALA
Lisa W. Zappala	Director	March 28, 2007