Form 10-K/A
period 2006-12-31
BEACON POWER CORP
filed 2007-05-02
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

Common Stock, par value $.01 per share

Preferred Share Purchase Rights

(Title of class)

   Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

The Exhibit Index (Item No. 15) located on pages    through    incorporates several documents by reference as indicated therein.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007, to include the information required by Part III of Form 10-K.  The information required by Items 10 – 14 of Part III is no longer being incorporated by reference to the Proxy Statement related to the Company’s 2007 Annual Meeting of Shareholders.  As required by Rule 12b—15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.  This amendment is not intended to update any other information presented in the Annual Report as originally filed.

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
		Treasurer and Secretary

F. William Capp.

Mr. Capp has served as our President, Chief Executive Officer and Director since December 1, 2001 when he joined the Company.  Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master’s Degree in Mechanical Engineering from the University of Michigan.

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

F. William Capp, age 58 (director since 2001)

Mr. Capp has served as our President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company.  Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Masters Degree in Mechanical Engineering from the University of Michigan.

Stephen P. Adik, age 64 (director since 2004)

Audit Committee

Compensation Committee

Nominating and Governance Committee

Mr. Adik served as Vice Chairman at NiSource Inc., (NYSE: NI), a Fortune 500 electric, natural gas and pipeline company, from December 2000 until his retirement in December 2003.  He served on the Board of NiSource from December 2000 to May 2005.  He is a member of the Board of Directors and Chairman of the Audit Committee of NorthWestern Corporation, an electric and natural gas company. He is also a member of the Board of Directors of the Chicago South Shore and South Bend Railroad, a regional railroad company.  Mr. Adik received his Bachelor of Science degree in Mechanical Engineering from the Stevens Institute of Technology, and an MBA degree in Finance from Northwestern University.

Daniel E. Kletter, age 68 (director since October 2006)

Audit Committee

Nominating and Governance Committee

Mr. Kletter is an independent consultant with more than 28 years of operating management, acquisition and director experience.  From 1999 to 2001 he was with ING-BARINGS/ABN-AMRO, where he was Managing Director in the Industrial Manufacturing and Technology Group.   Mr. Kletter serves on the Board of Directors of Power Curbers, Inc. and Bil-Jax, Inc.  Mr. Kletter received a Bachelor of Science in Mechanical Engineering from the University of Notre Dame, and a Masters Degree in Business Administration  from Northwestern University.

Virgil G. Rose, age 61 (director since January 2007)

Compensation Committee

Nominating and Governance Committee

Mr. Rose has been an independent consultant providing advisory services that include working with the United States Department of Energy, California Energy Commission, California ISO, Bonneville Power Authority, National Labs, and numerous west coast utilities since 2004.  From 2001 to 2004, Mr. Rose was Senior Vice President and Director of Energy Delivery and Management at Nexant, an international energy industry consulting company. Mr. Rose has 38 years of experience in the electric utility industry in various consulting, engineering, system operation, and management capacities, including 27 years with Pacific Gas & Electric (PG&E).  Mr. Rose received a Bachelor of Science in Electrical Engineering from Fresno State University, a Master of Science in Electrical Engineering from Santa Clara University, and has completed the Advanced Management Program at Harvard University.

Jack P. Smith, age 58 (director since 2001)

Audit Committee

Compensation Committee

Nominating and Governance Committee

Mr. Smith is Chairman, Director and co-owner of Silversmith Inc, a producer of natural gas well metering and automated data reporting systems.  Mr. Smith co-founded Silversmith Inc. in 2003.  Prior to his current engagement with Silversmith, Mr. Smith was President and CEO of Holland Neway International, a leading producer of commercial vehicle suspensions and brake systems.  Mr. Smith also serves on the Board of Directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago and Weasler Engineering in Wisconsin.  He is a Trustee of Grand Valley State University Foundation.  Mr. Smith received his Bachelor of Science and Masters Degree in Mechanical Engineering and a Masters Degree in Business Administration from the University of Michigan.

William E. Stanton, age 63 (director since 1997)

Mr. Stanton has been a director of Beacon since its formation in 1997.  He served as the President and Chief Executive Officer of Beacon from January 1998 through December of 2001.  Prior to joining Beacon, Mr. Stanton was the Chief Operating Officer of SatCon Technology Corporation from September 1995 to May 1997, where he managed operations and the strategy development to shift SatCon from a contract research and development company to a commercial product organization.  This strategy included the formation of Beacon Power.  Prior to joining SatCon, Mr. Stanton, in his 26 years at the Charles Stark Draper Laboratory, held the positions of Vice President of Operations, Vice President of Corporate Development, Director of New Programs, Director of Avionics Programs, Avionics Program Manager, Director of Electronics Engineering, Principal Engineer, and Electronics Engineer.  Mr. Stanton is on the board of his home owners association, was a founder and director of an in-school child-care center, and owned and operated residential rental property.  He received a Bachelor’s Degree in Electrical Engineering from the University of Maine, a Master’s Degree in Instrumentation and Control from the Massachusetts Institute of Technology, and a Master’s in Business Administration from the Harvard Business School.  Mr. Stanton’s term of office expires in 2007.

Lisa W.	Zappala, age 46 (director since 2005)
Compensation Committee

Ms. Zappala, currently an independent consultant, was, from 1995 to 2003, Senior Vice President, Treasurer and, from 1998 to 2003, Chief Financial Officer of Aspen Technology, Inc., then a $300 million publicly traded software and services company.  While at Aspen Technology, Ms. Zappala helped complete successful public and private equity fundraising rounds totaling over $400 million, as well as more than a dozen acquisitions.  Ms. Zappala also serves on the board of Amicas, Inc., a publicly traded software company, as well as another privately held company.  Prior to Aspen Technology, from 1981 to 1993, she practiced public accounting as a CPA at Arthur Andersen & Co.  Ms. Zappala’s term of office expires in 2007.

Board of Directors’ Meetings and Committees

Meetings.  During the fiscal year ended December 31, 2006, our Board of Directors held seventeen meetings.  Each director attended more than 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during period that he or she served.

Committees.  Our Board of Directors has established three standing committees:  the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.  No member of any of these committees is an employee of Beacon.  The membership of each committee is listed below.

Audit	Compensation	Nominating and Governance
Stephen P. Adik, Chair	Jack P. Smith, Chair	Virgil G. Rose, Chair
Jack P. Smith	Stephen P. Adik	Stephen P. Adik
Daniel E. Kletter	Lisa W. Zappala	Jack P. Smith
	Virgil G. Rose	Daniel E. Kletter

Audit Committee.  Under rules of the Nasdaq Stock Market, our Audit Committee must have at least three members, all of whom must be “independent.”  All members of our Audit Committee qualify as “independent” as defined in the Nasdaq Stock Market and SEC standards.  Each of Mr. Adik and Mr. Kletter is qualified as an Audit Committee Financial Expert, as defined by the SEC.  The Audit Committee is appointed by and reports to our Board of Directors.  Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of our independent auditors, review of the scope and results of our independent auditors’ audit activities, evaluation of the independence of our independent auditors and review of our accounting controls and policies, financial reporting practices and internal audit control procedures and related reports.  During the last fiscal year, the Audit Committee held nine meetings.  The Audit Committee’s charter can be found on our website at www.beaconpower.com.

Compensation Committee.  Our Compensation Committee has the authority to set the compensation of our Chief Executive Officer and all other executive officers and has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation and establishing and reviewing general policies relating to compensation and benefits of employees.  The Compensation Committee administers our Third Amended and Restated 1998 Stock Incentive Plan and Employee Stock Purchase Plan.  Messrs. Adik, Smith and Rose and Ms. Zappala are non-employee directors who have no interlocking relationships as defined by the SEC, and are all independent pursuant to the Nasdaq Stock Market Rules applicable to members of this committee.  The Compensation Committee held five meetings during the last fiscal year.

Nominating and Governance Committee.  Prior to August 8, 2006, the Nominating and Governance Committee was named the Nominating Committee.  The Nominating and Governance Committee recommends to the Board corporate governance guidelines applicable to the Board and to the Company and oversees the effectiveness of our corporate governance in accordance with those guidelines.  The committee also identifies individuals qualified to become Board members, reviews the qualifications of nominee directors and recommends to the Board the director nominees for annual meetings of stockholders and candidates to fill vacancies on the Board.  Additionally, the committee recommends to the Board the directors to be appointed to Board committees.  A stockholder may nominate a person for election as a director by complying with Section 2.2 of our By-Laws, which provides that advance notice of a nomination must be delivered to Beacon and must contain the name and certain information concerning the nominee and the stockholders who support the nominee’s election.  A copy of this By-Law provision may be obtained by writing to Beacon Power Corporation, Attn:  James M. Spiezio, Secretary, 234 Ballardvale Street, Wilmington, Massachusetts 01887.  Director nominees submitted by our stockholders will be considered on the same terms as other nominees.  All members of our Nominating and Governance Committee qualify as “independent” pursuant to the Nasdaq Stock Market Rules.  The Nominating and Governance Committee held seven meetings during the last fiscal year.  The charter for our Nominating and Governance Committee can be found on our web site at www.beaconpower.com.

Director Independence

There are no family relationships among any of our directors or executive officers.  Messrs. Adik, Smith, Kletter and Rose and Ms. Zappala, representing a majority of our directors, are determined to be independent under the rules of the NASDAQ Stock Market.  Our board holds regularly scheduled meetings at which only these independent directors are present.

Limitation of Liability and Indemnification

Our Certificate of Incorporation limits the liability of our directors, officers and various other parties whom we have requested to serve as directors, officers, trustees or in similar capacities with other entities to us or our stockholders for any liability arising from an action to which such persons are a party by reason of the fact that they were serving Beacon or at our request to the fullest extent permitted by the Delaware General Corporation Law.

We have entered into indemnification agreements with our directors and Executive Officers.  Subject to certain limited exceptions, under these agreements, we will be obligated, to the fullest extent not prohibited by the Delaware General Corporation Law, to indemnify such directors and officers against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they were Beacon directors or Executive Officers.  We also maintain liability insurance for our directors and Executive Officers in order to limit our exposure to liability for indemnification of our directors and Executive Officers.

Communication with Our Board of Directors

Our Board of Directors provides a process for our stockholders and other interested parties to send communications directly to our non-employee directors.  Any person who desires to contact the non-employee directors may do so by writing to:  Board of Directors, c/o Beacon Power Corporation, 234 Ballardvale Street, Wilmington, Massachusetts 01887.

Communications received will be forwarded directly to the Chair of the Nominating and Governance Committee.  The Chair of the Nominating and Governance Committee will, in his discretion, forward such communications to other directors, members of our management or such other persons as he deems appropriate.  The Chair of the Nominating and Governance Committee, or, if appropriate, our management, will respond in a timely manner to any substantive communications from a stockholder or interested party.

Our Audit Committee also provides a process to send communications directly to the committee about our accounting, internal accounting controls or auditing matters.  Any person who desires to contact the Audit

Committee regarding such matters may do so by writing to Audit Committee of the Board of Directors, c/o Beacon Power Corporation, 234 Ballardvale Street, Wilmington, Massachusetts 01887.

Communications received by mail will be forwarded directly to, the Chair of the Audit Committee.  The Chair of the Audit Committee, in his discretion, will forward such communications to other directors, members of our management or such other persons as he deems appropriate.  The Chair of the Audit Committee, or, if appropriate, our management, will respond in a timely manner to any substantive communications from a stockholder or an interested party.

Code of Conduct

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

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Role of Our Compensation Committee.  Our Compensation Committee approves, administers and interprets our executive compensation policies. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent directors” for purposes of the Nasdaq Stock Market rules.  Our Compensation Committee has as members Mr. Stephen P. Adik, Mr. Virgil G. Rose, and Ms. Lisa W. Zappala and is chaired by Mr. Jack P. Smith.

Our Compensation Committee reviews and makes recommendations to our Board of Directors to ensure that our compensation program is consistent with our compensation philosophy and corporate governance guidelines and, subject to the approval of our Board (without the participation of the CEO), establishes the compensation paid or granted to our Executive Officers, including our CEO. The Compensation Committee also establishes an overall pool of compensation for Senior Management and other employees.

Role of our Executive Officers.  The role of the CEO and CFO is to allocate the compensation pool approved by the Compensation Committee among all our other employees, including the other Senior Managers, and to provide recommendations to the Compensation Committee in regards to any equity compensation to be granted for Senior Management and other employees.

General Philosophy.  Our executive compensation and benefit program has been designed to encourage our Senior Management to pursue our strategic objectives while effectively managing the risks and challenges inherent in a development stage company. We have created a compensation package that combines short and long-term components through a mix of base salary, bonus and equity compensation, in the proportions we believe are most appropriate to incentivize and reward our Senior Management for achieving our strategic objectives. Moreover, the program is designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  Our compensation-setting process consists of establishing targeted overall compensation for each Senior Manager and then allocating that compensation among fixed and variable compensation.  At the senior levels, we design the incentive compensation to reward company-wide performance, shareholder value creation, and the achievement of specific financial, operational and strategic objectives.

For the remainder of our employees, during the transition from development stage to commercial, we have tied their awards to the same company-wide performance as the Senior Managers’ compensation.  As we transition to commercialization, we expect to design the incentive compensation for the employees other than Senior Managers to reward the achievement of specific operational goals within areas under the control of the relevant employees as well as company-wide performance.

Evolution of our Compensation Strategy.  Our compensation strategy is necessarily tied to our stage of development. Accordingly, the specific direction, emphasis and components of our executive compensation program will continue to evolve in parallel with the evolution of our business strategy. For example, if we transition from development stage to commercial with more predictable financial resources, our compensation programs may also evolve, reflecting the changing needs of the business and available resources. Similarly, our goals will be modified to incorporate changing requirements expected of us, such as compliance with all the requirements of the Sarbanes Oxley Act and the effectiveness of our stockholder communications. Our Compensation Discussion and Analysis will, in the future, describe these evolutionary changes, if any.

Program Participants.  We have a compensation program for our Executive Officers and a separate program for the remainder of the Senior Managers. Our Executive Officers are:

•      F. William Capp, Chief Executive Officer (CEO)

•      James M. Spiezio, Chief Financial Officer (CFO)

•      Matthew L. Lazarewicz, Chief Technical Officer (CTO)

In addition, the two highly-compensated managers named below (who are included in our compensation tables) are compensated pursuant to a separate compensation program, and, together with the Executive Officers are referred to as “Senior Management” or our “Senior Managers.”

•      Chester R. Lyons, Director of Marketing and Sales

•      Richard L. Hockney, Chief Engineer

Development of a Formal Compensation Program. In 2005 our Compensation Committee took the following steps to ensure that our compensation and benefit programs for Executive Officers are consistent with our compensation philosophy and our corporate governance guidelines:

•      Engaged and directed Watson Wyatt, as our independent executive compensation and benefits consultant, to assess the competitiveness of our compensation program, and provide a high-level review of our 2006 long-term incentive plan

•      With the assistance of Watson Wyatt, developed appropriate compensation packages by targeting a competitive level of pay as measured against our peer group described below

•      Maintained a practice of reviewing the performance and determining the total compensation earned, paid or awarded to our Chief Executive Officer independent of input from him

•      Developed compensation guidelines for our Chief Financial Officer and Chief Technical Officer with assistance from our Chief Executive Officer, and determined what we believe to be appropriate total compensation based on competitive levels as measured against our peer group

•      Maintained the practice of holding executive sessions, without executive officers present, at every Compensation Committee meeting, and

•      For the remainder of the team, including other Senior Managers, the Compensation Committee and Executive Officers review the compensation program to insure consistency with our compensation philosophy and governance guidelines.

Based on this examination, the Compensation Committee developed a compensation program intended to be in place for the next several years.

Targeted Compensation Framework.  To test the competitiveness of our compensation program, Watson Wyatt compared our compensation practices and levels to (a) competitive market survey data and (b) a group of specific peer companies, both representative of companies of similar size and industry.

Watson Wyatt defined the peer group, which was approved by the Compensation Committee. In selecting the peer comparison group, the following criteria were used:

•                  Publicly-traded companies subject to disclosure requirements governed by the SEC

•                  Companies that operate within the industrial machinery and/or high technology industries

•                  Companies that are similar in size to the company:

•                  Market capitalization – generally within a range of .5X – 2.5X of our own

•                  Revenue – within a range of $0 to $50 million

•                  Companies that are generally in a similar business stage.

Using the above criteria, the peer comparison group was determined to be Active Power Inc., Ault Inc., Capstone Turbine Corporation, Composite Technology Corporation, Lime Energy, Ener1, Inc., Espey Mfg & Electronics Corp., LDL Group Incorporated, PECO II Incorporated, PowerCold Corporation, Spire Corporation, Taylor Devices, Inc., Tech/Ops Sevcon, Inc., Technology Research Corporation and UQM Technologies, Inc.

With the assistance of Watson Wyatt, we compared the following aspects of our compensation program to those of our peer group members:

1.               Current Landscape

•                  Current programs and trends in the marketplace were observed to provide an overview of the current compensation environment, competitive market practices and emerging trends.

2.               Total Direct Compensation

•                  All compensation including base salaries, annual incentives and the fair value of long-term incentives.

•                  These evaluations were utilized to determine whether compensation opportunities were competitive with market levels and are delivering an appropriate mix of pay, both fixed and variable.

3.               Carried Interest

•                  Intrinsic, i.e., “in-the-money” value of options and full value shares.

•                  This evaluation was to assess the retentive value of current equity holding levels and the degree of shareholder alignment.

4.               Usage & Dilution

•                  Usage: Number of shares and options being granted as a percentage of shares outstanding

•                  Dilution: Number of shares currently outstanding and available for grant in the current equity program

•                  Both of these measurements were considered over a one and three year period.  This assessment considered the relative competitiveness, from a share number perspective, that the equity program has offered historically and the resulting potential shareholder dilution.

5.               Plan Expense

•                  Cost of the current equity program as a percentage of market capitalization to assess the total expense of delivering long-term incentives relative to the group of Peer Companies.

This analysis resulted in the decision to shift a portion of short-term incentive opportunity to long-term incentives to appropriately balance near term operational goals with longer term shareholder value creation. Specifically, we reduced each Executive Officer’s short-term incentive targets and introduced a portfolio approach to delivering long-term incentives, comprised of stock options, restricted stock units (RSUs) and performance stock units (PSUs).  The structure developed as a result of those analyses and subsequent discussions serves as the foundation for our executive compensation program going forward.

We intend to continue our strategy of compensating our Executive Officers at competitive levels, through programs that emphasize performance-based incentive compensation in the form of cash and equity. To that end, total executive compensation is structured to ensure that, due to the nature of our business, there is an equal focus on our financial performance and stockholder return. For 2006, the total compensation paid to our Executive Officers generally was between 50th and 75th percentile of total compensation paid to the executive officers of our peer group. We believe that this positioning was consistent with our financial performance, the individual performance of each of our executives and stockholder return. We also believe that the total compensation was reasonable in the aggregate. Further, in light of our compensation philosophy, we believe that the total compensation package for our Executive Officers should continue to consist of base salary, annual cash incentive awards (bonus), long-term equity-based incentive compensation, and certain other benefits.

The competitive posture of our total annual direct compensation will vary from year to year based on our results and individual performance, versus the performance of the peer group companies and their respective level of annual performance bonus awards made to their executives. We believe our target total annual direct compensation is generally positioned at approximately the 50th to 60th percentile.

Components of Compensation Program. Our performance-driven compensation program has both current and long term components. Our Executive Officers’ compensation is defined in the Executive Agreements (which are further detailed in the section titled “Executive Officer Employment Agreements” below.)  All of our other employees, including the other Senior Managers, are employees at will.  However, they participate in the compensation programs as noted below.

Current Compensation Components.  We utilize current compensation components that include base salary and cash bonuses to motivate and reward our employees, including our Executive Officers, in accordance with our defined objectives. Our Compensation Committee has established this program to set and refine management objectives and to measure performance against those objectives. The Compensation Committee reviews its conclusions on short term compensation with the Board (without the participation of the CEO), and once a consensus is reached, the short term compensation decisions are presented to the Executive Officers.

Base Salary.

Base salary will typically be used to reward the experience, skills, knowledge and responsibilities required of each of our Executive Officers, as well as competitive market conditions. In establishing the 2006 base salaries, our Compensation Committee considered the proposals made by the Executive Officers and the recommendations made by Watson Wyatt, who were retained to do an update of their findings from the prior year.  The factors considered in determining salary and annual increases to salary, which are adjusted effective January 1 of each year, were:

•              Seniority

•              Functional role

•              Level of responsibility

•              Performance and accomplishments

•              Comparisons against market benchmarks described earlier in this discussion

•              Trends in compensation for the geographic region

•              Professional effectiveness including leadership, commitment, creativity, and team building

•              Knowledge, skills, attitude and focus

•              Competitive market for corresponding positions within comparable geographic areas and industries

Using the same criteria outlined above, our Compensation Committee works directly with its independent compensation consultant to determine the compensation recommendations that our Compensation Committee makes to our Board of Directors regarding specific compensation actions for the Executive Officers.  The Executive Officers’ base salaries increased from 2005 to 2006 by 4.0% to 4.3%.

Executive Officer	2005 Base Salary	2006 Base Salary	% Increase
F. William Capp	$240,000	$250,000	4.2%
James M. Spiezio	187,000	195,000	4.3%
Matthew L. Lazarewicz	171,600	178,500	4.0%

Performance Bonus

Overview of Performance Bonus Program. Awards under the program are based on a quantitative and qualitative review of all of the facts and circumstances related to the Company and each executive’s or employee’s performance.  Senior Managers may receive awards from zero to 100% of his target bonus based on the review of results.  Additional awards of up to 50% of the potential bonus may be awarded for performance at levels above targeted goals and objectives or improvement in the timing of achieving certain results.  The criteria for these potential additions to the bonus are clearly defined as part of establishing the potential bonus structure each year.

On an individual level, the Compensation Committee attempts to set clearly defined goals for each Executive Officer, focusing on the categories mentioned below, with an emphasis on quantifiable and achievable goals. Once the defined goals have been identified, the Compensation Committee engages in a collaborative process with the Executive Officers to reach agreement on the following aspects of the short term goals:

•                    Agreement that the goals formulated are viewed by the Executive Officers as the correct drivers for the business from their perspectives

•       Consistency of these goals with our short and long term strategies

•       Timing, measurability and relative values that should be ascribed to each goal; and

•       Agreement that the goals are difficult yet realistically attainable.

The Compensation Committee sees this process both as the optimal means of assembling accurate information regarding the expectation and realization of performance, as well as an integral part of our culture of collaborative, team-oriented management.

The Compensation Committee evaluates each Senior Manager as well as our other employees once each year based on the achievement of set goals. This review is typically done during the first quarter of the year. We review final results at the end of the year versus pre-determined objectives and begin discussions regarding performance objectives for the next fiscal year. Performance bonuses may be awarded in the form of cash or RSUs and equity-based awards.

Total compensation for our Senior Managers as well as the remainder of our employee team may vary significantly from year to year, based on the percentage of achievement of goals. In addition, the value of equity awards in either RSUs or stock options may vary significantly in value based on our stock’s performance.

2006 Performance Bonus and Resulting Bonus Payout.  Our business strategy, as detailed in the Company’s Annual Report on Form 10-K, is to become a leader in providing frequency regulation services to the electrical grid. We intend to build our service business through our internal research efforts, our use of proprietary technologies, expansion of manufacturing capabilities and our deployment of facilities dedicated to providing economically viable frequency regulation services to the electrical grid. In order to accomplish these goals, we will need to expand manufacturing capabilities, acquire appropriate locations for installation of our flywheel systems and raise additional financing. We must also focus on continually strengthening our management and technical teams, in order to provide the human resources necessary to carry out our business objectives.

In 2005 and 2006, we made significant progress in executing our strategic plan. For 2006, the target goals and results were as follows:

Description of goal	Results

25kWh Flywheel Development: metrics relate to operation through speed range and power as of certain target dates and ordering of long lead parts related to prototypes	Operation through speed range achieved independent of prototype malfunction. Achieved 80% of power goal.

Smart Energy Matrix Development: metrics relate to management’s activities in marketing the company, obtaining ISO certification and selecting a site for our first frequency regulation facility	Goals achieved, with the exception of site selection (which is still in process).

Description of goal	Results

Fundraising: metrics relate to achievement of specific financing goals and maintenance of investor awareness	Partial achievement.

Government Contracts: metrics relate to performance for existing contracts and obtaining new contracts	Goals achieved.

New Revenue: metrics relate to identification of potential new revenue sources and product sales	Goals partially achieved.

Stretch Goals. Additional bonus amounts could be awarded for exceeding certain targets related to flywheel development, fundraising, and other revenue-related contracts. These stretch goals were designed to be extremely difficult to achieve; however, if met, could have resulted in bonus payouts up to 146% of the Targeted bonus amounts.

Based on these goals and the resulting attainment, each Executive Officer was judged to have achieved 30% of his goals, and each other Senior Manager was judged to have achieved 35% of his goals. Accordingly, for our Senior Managers, the Target and actual bonuses paid in March 2007 for our 2006 Performance Plan were as follows:

Name	2006 Base Salary	Bonus Potential as a % Salary	2006 Target Bonus Potential	Bonus Percent Awarded (as a % of Target)	Bonus Amount Paid
F. William Capp	$250,000	50.0%	$125,000	30%	$37,500
James M. Spiezio	195,000	35.0%	68,250	30%	20,475
Matthew L. Lazarewicz	178,500	35.0%	62,475	30%	18,743
Chester R. Lyons	130,000	38.5%	50,000	35%	17,500
Richard L. Hockney	131,000	26.7%	35,000	35%	12,250

The bonus potential as a percent of salary was defined in the Executive Officers’ Employment Agreements with the Company. These agreements are further described below.  For Mr. Hockney, the Target is stated as a percentage of his salary, and is consistent with the bonus percentage for which he was eligible in prior years.  For Mr. Lyons, as with other new hires during 2006, the Target amount was defined in his employment offer letter.

2005 Performance Bonus Program.  Bonuses paid to our Senior Managers for their 2005 performance were paid in RSUs during 2006 instead of cash.  These RSUs were approved by the Board of Directors and granted in February 2006, and are included in our 2006 compensation tables. These RSUs vested and were converted to common stock in four installments during 2006, subject to continued employment. The use of RSUs instead of cash for bonus payouts was a determination made by the Board and agreed to by the Executive Officers as a means of improving our cash position. The number of RSUs granted was calculated on a discounted stock price at date of grant in order to compensate the employees for the reduced liquidity of the stock in lieu of cash.

For 2005, the Target goals, scoring metrics and 2005 results used to calculate the bonuses were as follows:

Description of goal	Results

Demonstration Flywheels: metrics relate to approval of demonstration and successful operation of demonstration units in California and New York	Goals substantially achieved

Government Contracts: metrics relate to obtaining new contracts	Goals achieved

Marketing: metrics relate to development efforts in the utility industry	Goals partially achieved

Merger Approval: metrics relate to obtaining shareholder approval in relation to a proposed merger and integration of the acquired company	Goals not met

Fundraising: metrics relate to achievement of specific financing goals	Goals substantially achieved

Stretch Goals: No stretch goals were established for 2005.

For our Senior Managers, the Target and actual bonuses paid in RSUs during 2006 for our 2005 Performance Plan were as follows:

Name	2005 Base Salary	2005 Bonus Potential	Target Bonus Potential as % Salary	Bonus Percent Awarded (as % of Target Bonus)	Bonus Award (Prelim)	# RSU Awarded	Grant Date FMV of RSU
F. William Capp	$240,000	$240,000	100%	66.5%	$159,600	173,479	$326,141
James M. Spiezio	187,000	112,380	60%	66.5%	74,733	81,231	152,714
Matthew L. Lazarewicz	171,600	102,960	60%	66.5%	68,468	74,422	139,913
Richard L. Hockney	126,100	33,000	26%	78.8%	26,004	28,265	53,138

Mr. Lyons was not an employee in 2005 but did receive a sign on bonus of $10,000 in cash during 2006.

Long-term Compensation

At present, our long-term compensation for Executive Officers consists of a combination of common stock options and RSUs, all with a three year vesting period, and performance stock units (PSUs) tied to achieving specific longer term objectives.  We believe this strategy of utilizing a combination of options, RSUs and PSUs is consistent with the approach of other development stage companies in our industry and, in our Compensation Committee’s view, is appropriate for aligning the interests of our Executive Officers with those of our stockholders over the long term, focuses on attaining key operational milestones, and provides an effective retention feature.  All Options, RSUs and PSUs are granted under our Third Amended and Restated 1998 Stock Incentive Plan.  Details as to the valuation of these grants is included in our Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K, and are incorporated here by reference.  Equity grant practices, including recent changes, are detailed in a subsequent section of this discussion.

Common Stock Option Grants.  Our common stock option grants are designed to align management’s performance objectives with the interests of our stockholders. We believe that these options provide an important component of executive compensation which is fully aligned with our shareholder’s interests whereby the impact of any business setbacks, whether Company-specific or industry based, achievement of objectives or other performance matters impacts the Executive Officers as well as shareholders directly. Our Compensation Committee also grants options to key employees based on this same rationale and in addition, enables these key employees to participate in the long term appreciation of our stockholder value.  In addition, all new permanent, full-time employees are granted options when they join the Company. We further believe that our option grants provide a means to assist in the retention of key employees, inasmuch as they are in almost all cases subject to vesting over an extended period of time.

We analyze the following external market comparisons when we set the number of options or RSUs to be granted to each executive. On an individual basis, we compare:

•                  The fair value of the grants using a Black-Scholes valuation for equity awards that is consistent with SFAS 123(R)

•                  The number of common stock options and RSUs granted by position; and

•                  The competitive level of our equity-based compensation practices versus the market, including levels, share usage levels, dilution and overall equity plan expense.

In 2006, options vesting over three years granted to our Executive Officers pursuant to the Executive Agreements were as follows:  Mr. Capp, 118,671 options; Mr. Spiezio, 50,910 options; and Mr. Lazarewicz, 46,602 options. The option exercise price was set, according to the Executive Agreements, at the average of the high and low stock price on the date of grant, which was $1.58.  The market closing price on the date of grant was $1.55.

In addition, Mr. Lyons joined the Company during the first quarter of 2006, and was granted a total of 150,000 options as part of his new hire compensation.

Restricted Stock Unit Grants. RSUs were granted to our Executive Officers pursuant to the Executive Agreements. Our issuance of RSUs is a further effort to align management’s performance objectives with the interest of shareholders by having the same attributes as our vesting stock options with the additional alignment of each Executive Officer owning actual shares. These RSUs vest quarterly over a three year period, and are generally converted to common stock on the vesting dates. The number of RSUs issued to each of the Executive Officers were as follows:  Mr. Capp, 23,133 units; Mr. Spiezio, 9,924 units, and Mr. Lazarewicz, 9,084 units. The compensation value of these RSUs was calculated using the stock closing price on the date of grant, which was $1.55.

Performance Stock Unit Grants. Our Performance Stock Units (PSUs) are also designed to align management’s performance objectives to shareholder interest by providing stock grants that cliff-vest upon achievement of specific longer term objectives of interest to our investors.

The Executive Officers were granted PSUs as part of the Executive Agreements. The PSUs were structured to provide Mr. Capp with potential awards valued at $1,000,000 and Mr. Spiezio and Mr. Lazarewicz with awards valued at $500,000 each of RSUs, where the unit price used to calculate the number of units was based on the average of the high and the low stock price on the date of grant, $1.58.  This equates to a potential award of 632,911 shares to Mr. Capp and 316,456 shares each to Mr. Spiezio and Mr. Lazarewicz.

The PSUs cliff vest only upon achievement of certain conditions:

a.               Achievement of the following Adjusted EBITDA goals for the fiscal years ending in 2009 or 2010.  (Adjusted EBITDA is defined as net earnings before Interest, Taxes, Depreciation, Amortization and Stock Compensation Expense.)  The scale for potential award is as follows:

Size of Adjusted EBITDA:	Number of RSUs in the Actual Award
Under $2,000,000	No Award
$2,000,000	50% of the Potential Award
$2,000,000 to $4,000,000	Potential Award X Adjusted EBITDA/4,000,000
Over $4,000,000	100% of the Potential Award

b.              In addition to achieving the above listed Adjusted EBITDA goals, the Company must have received a signed, unqualified opinion (without a going concern limitation) in regards to our audit of the fiscal year ending in 2009 or 2010 that the achievement of the Adjusted EBIDTA targets are recognized.

c.               In addition, the executive must be our employee at all times through the last day of whichever of the two fiscal years the other conditions have been satisfied.

Based on our current business plan as of December 2006, executive management believes that it is likely that the full potential award will be earned.  Accordingly, a pro-rata portion of the fair value of the award is being expensed ratably over the service period over which the PSUs are earned.  It is also included in the Summary Compensation Table as a Stock Award.

Equity Grant Practices.

During 2006, our Board granted common stock options, RSUs and PSUs based upon the recommendations of our Compensation Committee and the Executive Agreements. These grants to Executive Officers were generally made during regularly scheduled meetings of the Board of Directors. Mr. Capp and Mr. Spiezio have been authorized by the Board of Directors to issue common stock option grants to individuals being hired within certain limits which have been predetermined by the Board, based upon job title/function.

In developing specific grant dates, the Board of Directors takes into account a wide variety of factors including the pricing of our most recently completed equity financing; the status of additional equity or debt transactions; the status of our various research and development activities; the quality and growth of our management team; and specific and general market comparables. In addition, the Board took into account the valuation opinion of our outside consultant, who provided valuations of our common stock and appropriate conversion factors between stock options and RSUs.

In addition to the options granted to the Executive Officers, our policy has been to grant common stock options to all full-time permanent new hires at the time of employment; however the number of options varies depending on the position and experience of the new hire.  Further, options or RSUs may be granted to employees as part of the annual compensation review.  Typically, options granted vest quarterly over a three year period.

Prior to the third quarter of fiscal 2006, option grants had exercise prices that were calculated as the average between the high and the low prices for our stock on the date of grant.  Based on a review of 2006 grants, these exercise prices exceeded or equaled the stock closing prices on the dates of grant.  During the third quarter of 2006, the Board changed its policy in relation to option grants to reflect SEC guidance that the exercise prices should be based on the stock closing price on the Nasdaq Stock Market on the date of grant.

Executive Officer Employment Agreements.

On May 8, 2006, we entered into employment agreements with our Executive Officers, commencing on the date of the agreement and continuing until December 31, 2006, unless renewed or terminated.   Additional agreements providing for long term incentive compensation consisting of Restricted Stock Units (RSUs), stock options, and performance-based RSUs were signed on the same date. The terms of the long term compensation are discussed further below. These agreements, in total, will be referred to as the “Executive Agreements.” In addition to the Base Salary and Targeted Bonus amounts (discussed above under “Current Compensation” section), the Executive Agreements specified other benefits, such as vacation time and fringe benefits.  The fringe benefits include those available to our other employees, such as group health and dental insurance, life insurance, group long and short-term disability insurance, 401(k) plan, and stock plan participation.  In addition, each Executive Officer is entitled to reimbursement for an executive physical every other year (not to exceed $1,000 for each such physical), as well as an additional life insurance policy over and above the insurance plan provided to all employees.  Further, in the event that the Executive Officer becomes disabled and receives disability insurance payments that are less than his monthly base salary, we will pay him the difference between his normal base salary and the insurance payment, for the duration of his employment.  These agreements also contain certain provisions related to severance and change of control, which are discussed further in the section titled, “Potential Payments upon Termination or Change in Control.”  We believe these benefits are consistent with those offered by other companies.

Beacon does not have a supplemental retirement plan or any form of executive retirement plan.

Some additional provisions of the Executive Agreements include the following:

•                  Golden Parachute Payment Excise Tax Protection.  In the event that the excise tax imposed by Section 4999 of the IRS code of 1986 (or any successor penalty or excise tax subsequently imposed by law) applies to any payments or benefits specifically paid or conferred under the Executive Agreement, we will pay an additional amount to the executive equal to the amount of the excise tax, up to a maximum of $500,000 in regards to salary, vacation, and bonus; up to a maximum of $250,000 in regards to stock options or non-performance-based RSUs; and up to a maximum of $500,000 in regards to the PSUs granted per the Executive Agreements.

•                  Other Provisions.  The Executive Officers do not have the right to vote any shares of common stock that may be acquired through conversion of RSUs or options or receive any dividends attributed to such shares unless and until the common stock issuable upon conversion of the RSU or exercise of the option has been so issued.  In the event of any stock split, stock dividend, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, liquidation, spin-off, or other similar change in capitalization or event, or any distribution to holders of common stock other than a normal cash dividend, the number and class of securities each RSU and the number of shares underlying the option shall be convertible into under the Agreement will be appropriately adjusted by the Company.

•                  The Executive Officer is required to pay us or make provision satisfactory to us for payment of any taxes required to be withheld in connection with the Agreement no later than each vesting date for RSUs.  No shares of common stock will be issued pursuant to the exercise of the option unless the Executive Officer pays us or makes satisfactory provision for payment of any federal, state, or local withholding takes required by law with respect to the option.

REPORT OF THE COMPENSATION COMMITTEE

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006.

The following report is provided by the following directors, who constitute the Compensation Committee:

Submitted by the Compensation Committee:

Jack P. Smith, Chairman

Lisa W. Zappala

Virgil G. Rose

Stephen P. Adik

The foregoing Compensation Committee Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is information regarding compensation earned by or paid or awarded to our Senior Managers during the year ended December 31, 2006:

Summary Compensation Table. The following table(s) sets forth the total compensation paid with respect to the year ended December 31, 2006 to F. William Capp, our Principal Executive Officer; James M. Spiezio, our Principal Financial Officer; and our next three most highly paid officers: Matthew Lazarewicz, our Chief Technology Officer; Chester Lyons, our Director of Marketing and Sales; and Richard Hockney, our Chief Engineer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Comp.	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($) (1)	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
Principal Executive Officer F. William Capp	2006	$250,000	$—	$532,099	$84,694	$37,500	$—	$7,300	$911,593
Principal Financial Officer James M. Spiezio	2006	195,002	—	253,980	36,334	20,475	—	21,726	527,517
Chief Technology Officer Matthew L. Lazarewicz	2006	178,500	—	240,302	33,259	18,743	—	11,081	481,885
Director of Marketing & Sales Chester R. Lyons	2006	127,500	10,000	—	101,010	17,500	—	—	256,010
Chief Engineer Richard L. Hockney	2006	131,000	—	53,138	—	12,500	—	3,930	200,318

(1)                Salaries and cash bonuses are reported on the accrual basis.  Mr. Lyons was hired by Beacon in January 2006, and the cash bonus was a hiring bonus paid to him at that time.

(2)                Stock includes the SFAS 123(R) “fair value” of the RSU’s granted to employees in lieu of 2005 cash bonuses based upon the 2005 Incentive Compensation plan, since these were granted (approved by the Board of Directors) during 2006. Note that the amount related to the RSU’s granted in lieu of 2005 bonuses had been accrued at the end of 2005, and had been reported as “Bonus” in the 2005 Summary Compensation Table that was included in our Annual Report on Form 10-K/A for 2005 which was filed with the SEC on May 1, 2006.  The stock awards also include the vested or earned portion of the fair value of the RSUs granted to the Executive Officers in 2006 and the PSUs which will become payable in 2009 or 2010 if certain performance goals are met. These performance goals relate to the achievement of certain Adjusted EBITDA (defined as net earnings before Interest, Taxes, Depreciation, Amortization and Stock Compensation expense) targets for the fiscal years ending in 2009 or 2010, the receipt of an unqualified audit opinion without a going concern limitation for the specified year, and continuation of employment until the other conditions are satisfied.  No award is available for Adjusted EBITDA less than $2 million.  To receive the full award, Adjusted EBITDA in excess of $4 million is required.  If Adjusted EBITDA is between $2 million and $4 million, the award will be prorated.   See the Consolidated Financial Statements, in particular Note 8 as shown in our Annual Report on Form 10-K and filed with the SEC on March 30, 2007, as well as the Compensation Discussion and Analysis, for a discussion of these plans. The details of the amounts shown in the “Stock Awards” column is as follows:

Name and Principal Position	RSUs Issued per 2005 Bonus Incentive Plan	RSUs per Executive Agreements	PSUs per Executive Agreements	Total Stock Awards
Principal Executive Officer F. William Capp	$326,141	$24,140	$181,818	$532,099
Principal Finance Officer James M. Spiezio	152,714	10,357	90,909	253,980
Chief Technology Officer Matthew L. Lazarewicz	139,913	9,480	90,909	240,302
Director of Marketing & Sales Chester R. Lyons	—	—	—	—
Chief Engineer Richard L. Hockney	53,138	—	—	53,138

(3)                  Options include the SFAS 123(R) “fair value” related to the vested portion of the options granted in 2006.  See the Consolidated Financial Statements, in particular Note 8, for a discussion of the assumptions made in the valuation of these options, as well as Management’s Discussion and Analysis of our Annual Report on Form 10-K, both of which are incorporated here by reference.  Note, however, that although the stock compensation for options recorded in our financial statements is calculated, per the requirements of SFAS 123(R), using management’s estimate of forfeitures of 10%, the amounts included in these Executive Compensation tables is a gross amount that does not take into consideration the expected forfeiture rate (as required by the SEC).

(5)                  The amounts shown as “Non-Equity Incentive Plan Compensation” represent the actual bonuses earned per the 2006 Incentive Bonus Plan. These bonuses were paid in March 2007.  See details of the incentive bonus plan structure in the Compensation Discussion and Analysis.

(5)                  All of our employees, including our Executive Officers, are eligible to participate in our qualified deferred-contribution plan (401(k)).  There are no additional executive retirement plans.

(6)                  The amounts shown in the “All Other Compensation” column consist of the following:

Name	Year	Officer Life Insurance Premium (a)	Company Contributions to 401(k) Plan (b)	Health Insurance Premiums for Plan Not Generally Available to Employees (c)	Total - All Other Compensation
F. William Capp	2006	$2,953	$—	$4,347	$7,300
James M. Spiezio	2006	15,876	5,850	—	21,726
Matthew L. Lazarewicz	2006	5,726	5,355	—	11,081
Chester R. Lyons	2006	—	—	—	—
Richard L. Hockney	2006	—	3,930	—	3,930

(a)          Represents the cost of life insurance coverage which is provided to the Executive Officers for which we are not the beneficiary.

(b)         We match 50% of the amount our plan participants contribute to our qualified defined contribution (401(k)) plan. The maximum company matching contribution is 3% of salary.  The amounts shown represent the company matching contributions for the individuals choosing to participate in the plan.

(c)          All full-time employees are eligible to participate in our health insurance plans, for which we pay a substantial portion of the premium and the employees pay the remainder.  Two plans are available for eligible employees living in the State of Massachusetts, and a third plan is available for out-of-state residents.  This third plan provides expanded geographical coverage, but is more costly.  Mr. Capp has chosen to participate in this plan, although he does not meet the geographical requirements imposed on the general workforce.  Accordingly, the net incremental annual premium cost is included here as a perquisite.

Grants of Plan-Based Awards. The following table shows all grants made to Senior Managers during the year ended December 31, 2006:

								All
								Other	All Other
								Stock	Option
								Awards:	Awards:			Grant
					Estimated Future Payouts			Number	Number	Exercise		Date Fair
		Estimated Future Payouts			Under Equity Incentive			of	of	or Base	Market	Value of
		Under Non-Equity Incentive			Plan Awards (2)			Shares	Securities	Price of	Price on	Stock and
	Grant	Plan Awards (1)					Maximum	of Stock	Underlying	Option	Grant	Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Threshold	or Units	Options	Awards	Date	Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)
Mr. Capp	2/14/2006							173,479				$326,141
Mr. Capp	5/8/2006	$—	$125,000	$182,500
Mr. Capp	5/8/2006				316,456	632,911	632,911					1,000,000
Mr. Capp	5/8/2006							23,133				35,856
Mr. Capp	5/8/2006								118,671	$1.58	$1.55	125,791
Mr. Spiezio	2/14/2006							81,231				152,714
Mr. Spiezio	5/8/2006	$—	68,250	99,645
Mr. Spiezio	5/8/2006				158,228	316,456	316,456					500,000
Mr. Spiezio	5/8/2006							9,924				15,382
Mr. Spiezio	5/8/2006								50,910	$1.58	$1.55	53,965
Mr. Lazarewicz	2/14/2006							74,422				139,913
Mr. Lazarewicz	5/8/2006	$—	62,475	91,214
Mr. Lazarewicz	5/8/2006				158,228	316,456	316,456					500,000
Mr. Lazarewicz	5/8/2006							9,084				14,080
Mr. Lazarewicz	5/8/2006								46,602	$1.58	$1.55	49,398
Mr. Lyons	2/14/2006								100,000	$1.88	$1.88	126,000
Mr. Lyons	3/9/2006								50,000	$1.54	$1.52	52,000
Mr. Lyons	4/24/2006	$—	50,000	73,000
Mr. Hockney	2/14/2006							28,265				53,138
Mr. Hockney	4/24/2006	$—	35,000	51,100

1.               Non-Equity Incentive Plan Awards:  The amount shown in the Target column represents the amount which Senior Managers were eligible to receive if all goals for the 2006 Performance Bonus Plan were met.  If none of the goals were achieved, no bonus would be paid (as reflected in the Threshold column.)  In addition, there were “stretch goals” which, if achieved, could have resulted in bonus payments up to 146% of the Target amounts.  These “stretch goal” amounts are reflected in the “Maximum” column in the table above.

2.               Estimated Future Payouts under Equity Incentive Plan Awards:  The amounts shown as Estimated Future Payouts under Equity Incentive Plan Awards represent PSUs granted under the Executive Agreements.  The Threshold amount shown on the table above represents 50% of the Potential Award, whereas the Target and Maximum amounts represent 100% of the Potential Award.

3.               All Other Stock Awards:

a.               Stock Awards dated 2/14/2006:   These awards represent RSUs issued based upon the 2005 Bonus Incentive Plan.  These RSUs vested in four substantially equal installments, and converted to common stock on those dates, which were 5/19/2006, 5/26/2006, 8/18/2006 and 11/17/2006.  These shares were valued, for stock compensation purposes, at the stock closing price at the grant date, which was $1.88.

b.              Stock Awards Dated 5/8/2006:  These awards represent RSUs granted to the Executive Officers per the Executive Agreements.  These RSUs vest quarterly over three years, and were valued at the stock closing price at the date of grant, which was $1.55.

4.               All Other Option Awards:

a.               Option Awards dated 5/8/2006:  These awards represent options granted to the Executive Officers per the Executive Agreements.  The option exercise price per these agreements was set at the average of the high and low stock price on the date of grant, which was $1.58.  The stock closing price on this date was $1.55.

b.              Option Awards Dated 3/9/2006 and 2/14/2006:  Mr. Lyons joined the Company during the first quarter of 2006, and was granted a total of 150,000 options as part of his new hire compensation. The options granted to Mr. Lyons had an exercise price that was calculated as the average between the high and the low prices for our stock on the date of grant.  These exercise prices exceeded or equaled the stock closing prices on the dates of grant.

Outstanding Equity Awards at Fiscal Year-End. The following table shows the unexercised options, unvested stock grants, and equity incentive plan awards outstanding relating to our Senior Management as of December 31, 2006:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That have Not Vested ($) (2) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (2)
F. William Capp	900,000			$0.89	12/1/2011
	600,000			$0.74	10/13/2014
	39,556	79,115		$1.58	5/8/2016	15,425	$15,271	316,456	$313,291

James M. Spiezio	103,333			$2.10	5/10/2010
	50,000			$2.50	6/5/2010
	80,000			$0.70	3/15/2012
	450,000			$0.74	10/13/2014
	16,968	33,942		$1.58	5/8/2016	6,616	$6,550	158,228	$156,646

Matthew L. Lazarewicz	166,666			$0.89	10/19/2009
	50,000			$2.50	6/5/2010
	80,000			$0.70	3/15/2012
	350,000			$0.74	10/13/2014
	15,532	31,070		$1.58	5/8/2016	6,056	$5,995	158,228	$156,646

Chester R. Lyons	24,999	75,001		$1.88	2/14/2016
	12,499	37,501		$1.54	3/9/2016

Richard L. Hockney	3,000			$5.27	8/2/2011
	125,000			$0.74	10/13/2014

(1)                                  Vesting of options and RSUs is outlined in the table below. The PSUs, as reflected in the Equity Incentive Award Column, contingently vest upon the completion of the annual audits for 2009 or 2010, assuming the performance and employment requirements are met. These requirements are detailed in the Compensation Discussion and Analysis.

	# Shares Vesting for Date Shown:
	Mr. Capp		Mr. Spiezio		Mr. Lazarewicz		Mr. Lyons
Vesting Date	Options	Stock	Options	Stock	Options	Stock	Options
January 9, 2007							12,500
March 31, 2007	9,889	1,927	4,242	827	3,883	757
April 9, 2007							12,500
June 30, 2007	9,889	1,927	4,242	827	3,883	757
July 9, 2007							12,501
September 30, 2007	9,889	1,927	4,242	827	3,883	757
October 9, 2007							12,500
December 31, 2007	9,889	1,927	4,242	827	3,883	757
January 9, 2008							12,500
March 31, 2008	9,889	1,927	4,242	827	3,883	757
April 9, 2008							12,501
June 30, 2008	9,889	1,927	4,242	827	3,883	757
July 9, 2008							12,500
September 30, 2008	9,889	1,927	4,242	827	3,883	757
October 9, 2008							12,500
December 31, 2008	9,892	1,936	4,248	827	3,889	757
January 9, 2009							12,500

(2)                                  Unvested RSUs and PSUs were valued at the closing price of our stock on the Nasdaq Stock Market as of December 29, 2006, which was $0.99.

(3)                                  On December 31, 2006, a portion of the RSUs granted to the Executive Officers based upon their Executive Agreements vested.  However, these RSUs could not be converted to common stock because December 31, 2006 fell on a Sunday. The numbers of shares that vested but were not converted were as follows:  Mr. Capp, 1,927 shares; Mr. Spiezio, 827 shares; and Mr. Lazarewicz, 757 shares.

Option Exercises and Stock Vested. The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2006 and the number of shares of our common stock acquired on vesting of RSUs during 2006. The value realized is measured as the difference between the exercise price and the fair market value when the options were exercised or the RSU converted to common stock.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
F. William Capp	—	$—	181,187	$222,080
James M. Spiezio	—	—	84,539	103,699
Matthew L. Lazarewicz	—	—	77,450	95,004
Chester R. Lyons	—	—	—	—
Richard L. Hockney	25,000	27,875	28,265	34,978

The number of shares vested includes shares that vested as of December 31, 2006, but for which common stock could not be issued during 2006 because the vesting date, which was the last day of the fiscal year, fell on a

Sunday, and because the trading window for insiders was closed.  The Executive Agreements require us to postpone issuance of shares that vest during such periods.  Accordingly, since the shares were not issued, there was no value realized upon the vesting of these RSUs.  The number of shares involved was 1,927 for Mr. Capp, 757 for Mr. Lazarewicz, and 827 for Mr. Spiezio.  The stock price per share as of the vesting date was $0.99.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance Compensation & Termination Protection

The Executive Agreements provide for severance compensation to be paid if the executives are terminated under certain conditions, such as a change in control of the Company or a termination without cause by us, each as is defined in the agreements.

Definitions

The “Termination Date” is the date on which the Executive Officer resigns or notifies us that he will resign, or the date on which we notified the Executive Officer that employment will be terminated.

The following are the definitions for the various termination and change of control scenarios:

•                  Termination for Cause.  We have the option to terminate any of the executives immediately upon written notice for “cause.”  “Cause” is defined as a finding by the Board of Directors that the executive has committed various egregious acts, such as fraud, embezzlement or other felony, or otherwise materially breached his obligations to the Company.

•                  Resignation without “Good Reason.”  The executive can terminate the agreement, for any reason, upon providing us at least 90 days written notice.

•                  Termination without Cause.  We can elect to terminate the executive, without Cause, upon at least 90 days written notice.

•                  Resignation with “Good Reason.”  The executive can terminate the agreement with at least 30 days written notice in certain circumstances, known as “Good Reason.”  These reasons include material diminution of the duties, responsibilities, position or job title without the executive’s written consent, a material breach by the Company of its obligations under this agreement, a change in the primary location to a location more than 50 miles away from Wilmington, MA, sale of the business, or in the case of Mr. Capp, CEO, his failure to be nominated for reelection to the Board or his removal from the Board without cause.

•                  Death or Disability.  We can terminate the employment of the executive, at our discretion, upon the disability of the executive.  In general, disability is defined as physical or mental incapacity to perform his normal duties for a period of 60 days.

•                  Continuation / Non-renewal of Contract.  Unless the Agreement has been otherwise terminated before the end of the scheduled employment period (which was December 31, 2006), the Company and the executive agree to discuss in good faith the possible continuation of the executive’s employment, commencing six months prior to such date.  If we fail to offer the executive a new employment agreement, with at least equivalent material terms to this agreement by year end, and in fact the executive ceases to be our employee (except for cause), certain payments will become due as noted below.

Termination Payments for Each Type of Termination

•                  Terminations for Cause or Resignations without Good Reason.  If the executive is terminated for “Cause” or resigns without “Good Reason,” we would pay the executive his accrued base salary through the last date of his employment, and would continue to provide the remainder of the benefits (e.g., health insurance) through the Termination Date.

•                  Terminations without Cause or Resignations with Good Reason.  If we elect to terminate the executive “without Cause” or if the executive resigns with 30 days notice for “Good Reason,” we will pay to the executive a cash amount equal to his monthly base salary multiplied by twelve, and will continue to provide the remainder of the benefit package until the first anniversary of the Termination Date.  Additionally, within five business days of the Termination Date, we will pay the executive an amount equal to the bonus paid (or which has been determined but not yet paid) for the prior fiscal year, prorated for the portion of the current fiscal year which was worked, up to a maximum of 80% of the executive’s base salary for the prior year.  We believe this is appropriate because the terminated Executive Officer is bound by confidentiality and non-compete provisions covering one year after termination and because we and the Executive Officer have a mutually agreed to severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders’ best interests.

•                  Death or Disability.  In the event employment is terminated due to death or disability of the executive, we will continue to pay to the executive or his estate an amount equal to the base salary for a three-month period following the Termination Date, and will continue all health and dental insurance benefits for a twelve-month period following the Termination Date.

•                  Continuation / Non-renewal of Contract.  If, at the end of the employment period, we fail to offer the executive a substantially equivalent contract and the executive ceases to be an employee, except for cause, we agree to pay the executive a monthly amount for twelve months equal to his last prevailing monthly base salary, plus one-twelfth of his bonus for our most recent fiscal year.

The following table shows the amounts that would have payable as of December 31, 2006, under various termination scenarios:

Officer	Type of Termination	Accrued Salary (1)	Accrued Vacation	Accrued Bonus for 2006	Health & Dental Benefits
F. William Capp	Termination for Cause	$—	$44,837	$—	Discontinued on termination date
	Resignation without “Good Reason”	—	44,837	—	Discontinued on termination date
	Termination without Cause	250,000	44,837	37,500	Continued until first anniversary of termination date
	Resignation with “Good Reason”	250,000	44,837	37,500	Continued until first anniversary of termination date
	Death or disability (2)	62,500	44,837	37,500	Continued until first anniversary of termination date
	Non-renewal of contract (3)	250,000	44,837	37,500	Discontinued on termination date

James M. Spiezio	Termination for Cause	—	25,275	—	Discontinued on termination date
	Resignation without “Good Reason”	—	25,275	—	Discontinued on termination date

Officer	Type of Termination	Accrued Salary (1)	Accrued Vacation	Accrued Bonus for 2006	Health & Dental Benefits
	Termination without Cause	195,000	25,275	20,475	Continued until first anniversary of termination date
	Resignation with “Good Reason”	195,000	25,275	20,475	Continued until first anniversary of termination date
	Death or disability (2)	48,750	25,275	20,475	Continued until first anniversary of termination date
	Non-renewal of contract (3)	195,000	25,275	20,475	Discontinued on termination date

Matthew L. Lazarewicz	Termination for Cause	—	24,976	—	Discontinued on termination date
	Resignation without “Good Reason”	—	24,976	—	Discontinued on termination date
	Termination without Cause	178,500	24,976	18,743	Continued until first anniversary of termination date
	Resignation with “Good Reason”	178,500	24,976	18,743	Continued until first anniversary of termination date
	Death or disability (2)	44,625	24,976	18,743	Continued until first anniversary of termination date
	Non-renewal of contract (3)	178,500	24,976	18,743	Discontinued on termination date

(1)          Salaries are paid bi-weekly for that two week period; therefore, there were no accrued salaries as of December 31, 2006.  All amounts shown represent termination payments under the terms of the Executive Agreements, rather than accruals for regular time worked.

(2)          One-third of this amount to be paid each month over a three month period.

(3)          One-twelfth of this amount to be paid each month over a twelve month period.

Effect of Termination of Employment Relative to RSUs, PSUs and Options.

Options and Non-performance-based RSUs.  If the executive terminates for any reason, including by resignation or by termination (with or without Cause), the executive may retain all RSUs and options that have vested before the termination date.  However, any RSUs or options vesting after the Termination Date will be forfeited, with a special exception related to options. In relation to options, if employment is terminated by reason of death, disability, resignation or without Cause, the vested shares underlying the option will expire if not exercised within 365 days after the Termination Date.  In the case of termination for Cause, all vested shares underlying the option will expire immediately.  In addition, we may, in our sole discretion, by written notice demand that any or all stock certificates for shares acquired pursuant to the exercise of the option, or any profit realized from the sale or transfer of such shares, be returned to us.  The exercise price will be returned to the Executive Officer, without interest.

If the Executive Officers terminated as of December 31, 2006, the following options and RSUs would have been forfeited or would expire by December 31, 2007 if not exercised:

	# Un-Vested Units Forfeited:		Vested Options That Would Expire by 12/31/07 if Not Exercised
Officer	Options	RSU	From 5/8/06 Agreement	From Prior Option Grants
F. William Capp	79,115	15,425	39,556	1,500,000
James M. Spiezio	33,942	6,616	16,968	683,333
Matthew L. Lazarewicz	31,070	6,056	15,532	646,666

Note that the Executive Officers had received options from grants made prior to the May 8, 2006 Executive Agreements.  Options received from those prior grants were fully vested as of December 31, 2006.  Certain of these options would expire within 90 days of termination, if not exercised.

None of the options that were vested as of December 31, 2006 had been exercised; therefore if any of the Executive Officers had been terminated for Cause as of fiscal year end, there were no proceeds or gains which could have been returned.  However, all of the vested options shown above would have been immediately forfeited.

Performance Stock Units.  Executive Officers would retain any PSUs that would have vested if he terminates after year end for 2009 or 2010, but prior to the issuance of the audit opinion, as long as the audit opinion is actually received by us.  Prior to year end for 2009 or 2010, if the Executive Officers’ employment is terminated without Cause but not for resignation for Good Reason, the executive may receive a pro-rated actual award if the “Termination Stock Price” is higher than the “Target Stock Price.”  The “Termination Stock Price” is defined as the 30-day Volume-Weighted-Average price as of the date prior to the Termination Date. The “Target Stock Price” is defined as the average of the high and low prices of our common stock on the effective date of the PSU grant (which is May 8, 2006), multiplied by 15% and compounded annually and prorated for any partial year.

Based on the criteria noted above, if any of the Executive Officers had resigned or been terminated on December 29, 2006 (the last business day of the fiscal year), the calculation to determine any pro-rated award would have been as follows:

Termination Stock Price (30-day Volume-Weighted Average Prices as of 12/28/2006 (pursuant to employment agreements based on date prior to Termination Date)				$1.11

Target Stock Price	Low stock price on May 8, 2006		$1.51
	High stock price on May 8, 2006		$1.64
	Average of high/low		$1.58

	Portion of year	5/8/2006
		12/31/2006	237.00	days
			64.9%	of year
	Target increase rate		15.0%

	Pro-rated target increase %		9.7%
	Target increase per share:		$0.15
	Target stock price as of 12/31/06		$1.73	$1.73

Since the Termination Stock Price was less than the Target Stock Price, the Executive Officers would not have been entitled to a pro-rated PSU award if they had been terminated as of the end of fiscal 2006.

Change of Control

Objectives. As part of our normal course of business, we engage in discussions with other companies about possible collaborations, licensing and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, as a development stage company with intellectual property, we may become a potential acquisition target by companies significantly larger and better financed than we are. In certain scenarios, the potential for a merger or for being acquired may be in the best interests of our stockholders. We provide a component of severance compensation, along with accelerated vesting of certain long-term equity compensation, if an Executive Officer is terminated as a result of a change of control transaction.  We believe that this promotes the ability of our Executive Officers to act in the best interests of our stockholders even though they could be terminated as a result of the transaction.

Definition.  An “Acquisition Event” is defined as (a) any merger or consolidation which results in our voting securities outstanding immediately prior thereto representing immediately thereafter (either by remaining outstanding or by being converted into voting securities of the surviving or acquiring entity) less than 50% of the combined voting power of our voting securities or such surviving or acquiring entity outstanding immediately after such merger or consolidation; (b) any sale of all or substantially all of our assets; or (c) our complete liquidation.

Impact of Change of Control on Options and RSUs.  Upon the occurrence of an Acquisition Event, the authorized administrator of the Plan shall take any one or more of the following actions with respect to the RSUs and Options:

•                  Provide that the RSUs and/or options shall be assumed, or equivalent equity compensation substituted, by the acquiring or succeeding corporation

•                  Provide that any portion of the RSUs that are vested but not converted and/or any portion of the options that are vested but not exercised become converted or exercisable, in full, as of a specified time prior to the acquisition event and will terminate immediately prior to the consummation of the Acquisition Event unless exercised during that period.

If an Acquisition Event had occurred on December 31, 2006, the following Options would have been forfeited if not exercised prior to the consummation of the acquisition event. In addition, the RSUs shown below were vested but un-issued as of December 31, 2006.  Since the RSUs vested on December 31, 2006, which was a Sunday, these RSUS would have potentially been forfeited as well.  However, if the Acquisition Event were consummated subsequent to December 31, 2006, the RSUs shown below would likely have been issued prior to consummation.

		Vested Options That Would Expire If Not Exercised by 12/31/07 (#)
Officer	RSUs vested but un-issued at 12/31/06 (#)	From 5/8/06 Agreement	From Prior Option Grants
F. William Capp	1,927	39,556	1,500,000
James M. Spiezio	827	16,968	683,333
Matthew L. Lazarewicz	757	15,532	646,666

•                  If the terms of the Acquisition Event provide for cash payments to common shareholders for each share of common stock surrendered, the following could occur:

•                  The unvested RSUs will terminate upon consummation of the Acquisition Event, and the Executive Officer will receive, in exchange, a cash payment equal to the amount of the acquisition price multiplied by the number of shares of common stock subject to the unvested RSUs.

•                  The options will terminate upon consummation of the Acquisition Event, and the Executive Officer will receive a cash payment equal to the amount (if any) by which the acquisition price times the number of options (both vested and unvested) exceeds the cash price of the option.

If an Acquisition Event occurred on December 31, 2006 and this action was elected, the amount of cash received by the Executive Officers would vary based on the acquisition price.  Assuming the acquisition price was equal to the closing price of our stock as of the end of the fiscal year ($0.99), the following payments would have been made:

Executive Officer	Payment for Unvested RSUs
F. William Capp	$15,271
James M. Spiezio	6,550
Matthew L. Lazarewicz	5,995
$27,816

In this scenario, there would be no payment for the outstanding options because the assumed acquisition price ($0.99) is less than the Option exercise price ($1.58).

•                  Provide that the unvested RSUs and/or the Option become exercisable, realizable or vested in full, or be free of all conditions or restrictions, prior to the consummation of the Acquisition Event, or if applicable, be replaced by equivalent options by the acquiring or succeeding corporation.

The number of units that could potentially have become fully vested and the additional compensation cost that would have been recorded should an Acquisition Event have occurred at December 31, 2006 is as follows:

Executive Officer	Options (#)	Option Compensation Cost	RSU (#)	RSU Compensation Cost
F. William Capp	79,115	$36,987	15,425	$11,716
James M. Spiezio	33,942	15,868	6,616	5,025
Matthew L. Lazarewicz	31,070	14,525	6,056	4,600
	144,127	$67,380	28,097	$21,341

Note that options granted prior to 2006 would likely also become fully-vested; however there would be no additional compensation cost because these options were granted and fully vested prior to our implementation of SFAS 123(R). The number of additional options which could potentially have become fully-vested in this scenario was:  Mr. Capp, 1,500,000 shares; Mr. Spiezio, 683,333 shares; and Mr. Lazarewicz, 646,666 shares.

Impact of Change of Control on PSUs.  In the event of an Acquisition Event, if the average of the high and low prices of our Common Stock on the day prior to the date of the closing is higher than the “Target Stock Price” (as previously defined), we will be considered to have awarded fully-vested PSUs to the Executive Officers in accordance with the following formula:

Prorated Actual Award = Potential Award X (Lapsed Months/56), where the “Lapsed Months” mean the number of calendar months that have lapsed from the Effective Date (May 8, 2006) to the Closing Date.

If such an Acquisition Event had occurred as of December 29, 2006, the calculation would have been as follows:

Average stock price on the day prior to closing:

High stock price on December 28, 2006	$1.10
Low stock price on December 28, 2006	$1.07
Average of high/low	$1.09

Target stock price at 12/31/06 (as calculated above)	$1.73

Since the average of the stock price on the day prior to closing was less than the Target Stock Price, no prorated actual award would have been granted at December 31, 2006 should there have been an Acquisition Event closing on that date.

DIRECTOR COMPENSATION

The following table represents the compensation paid to our Board of Directors with respect to fiscal 2006.

Name	Year	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Stephen P. Adik	2006	$86,500	$3,486	$89,986
John C. Fox	2006	15,667	—	15,667
Daniel E. Kletter	2006	16,500	8,813	25,313
Jack P. Smith	2006	85,000	3,486	88,486
Kenneth M. Socha	2006	25,667	—	25,667
William E. Stanton	2006	34,500	3,486	37,986
Lisa W. Zappala	2006	82,000	3,486	85,486

(1)          The totals shown above include retainers and board meeting fees earned in fiscal 2006.  Actual cash paid to the directors in 2006 is as follows:

Total fees earned per Director Compensation Table (above):	$345,834
Plus: 2005 compensation paid in 2006	54,000
Less: 2006 compensation accrued at December 31, 2006	(41,500)
Total director fees on cash basis for fiscal 2006	$358,334

In addition to the individuals noted above, F. William Capp, CEO of Beacon Power, serves as a member of the Board of Directors.  Mr. Capp’s compensation is shown in the Summary Compensation Table.  Mr. Capp does not receive any additional compensation for his service on the Board of Directors.

(2) Options granted to directors in 2006 and options outstanding as of December 31, 2006 include the following:

Name	Year	Grant Date of Stock and Option Awards during 2006	Number of Options Granted during 2006	Grant Date Fair Value of Stock and Option Awards	Options Outstanding at December 31, 2006 (#)
Stephen P. Adik	2006	11/29/06	41,747	$30,058	241,747
John C. Fox	2006		—	—	66,666
Daniel E. Kletter	2006	10/12/06	100,000	76,000	100,000
Jack P. Smith	2006	11/29/06	41,747	30,058	275,053
Kenneth M. Socha	2006		—	—	197,498
William E. Stanton	2006	11/29/06	41,747	30,058	124,995
Lisa W. Zappala	2006	11/29/06	41,747	30,058	191,747

Standard Director Compensation Arrangements.

Our non-employee directors are compensated with a package that consists of both stock options and cash. The following table illustrates our existing directors’ compensation structure for fiscal 2006:

Cash Retainer:	$10,000
Equity Retainer (common stock options):	$50,000 (i)
3 year vest
Fees for Attending Board Meetings:	$2,000/meeting
$1,000/call
Fees for Attending Meetings of Committees Of Which a Director Is a Member:	$1,500/meeting
$500/call
Maximum Meeting Fees/Day:	Max. $3,500/day
Committee Chair Retainer:	$2,500
Audit Chair Retainer:	$2,500
Audit Member Premium:	$30,000

(i)       In November 2006, directors received stock options with a value of $50,000.  The number of shares of common stock underlying the options was determined by dividing such dollar value by the average closing price of our common stock for a three-month period that ended three trading days before the date the options were granted.  The exercise price of the options is the closing price on the date of grant.

All director options are granted under our Third Amended and Restated 1998 Stock Incentive Plan.  Option grants are typically made when a new director joins the Board, and in late November of each fiscal year to existing directors.  Upon joining the board, directors receive a one-time grant of an option to purchase 100,000 shares of common stock with an exercise price equal to the closing price of our common stock on the date of grant.  These options typically vest monthly over a three-year period, expire after ten years and continue to be exercisable once vested, regardless of whether the director continues to serve on our board.

Former directors, Messrs. Fox and Socha did not receive any option grants during 2006 because they resigned from the Board of Directors prior to November, 2006 when such options were granted to existing directors.  Mr. Kletter joined the Board on October 12, 2006, and received an option to purchase 100,000 shares of common stock at such time, but did not receive the annual grant for which existing directors are typically eligible.  Mr. Rose joined the Board subsequent to the 2006 fiscal year end, and therefore did not receive any compensation during 2006.  In April 2007, Mr. Stanton and Ms. Zappala each entered into an agreement with the Company to amend their

November 2006 Director Option Agreements to compress what was previously a three year vesting period for such grants into a one-year vesting period.

If Proposal 1 is approved, we intend to for future annual option grants to existing directors to vest over a one year period.  Additionally, we expect the number of shares of common stock underlying the annual options to be granted in 2007 to each director to be determined by dividing $25,000 (rather than $50,000, as in 2006) by the average closing price of our common stock for a three-month period that ends three trading days before the date the options are granted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of our Board of Directors’ Compensation Committee in 2006 were Jack P. Smith, Stephen P. Adik, Kenneth M. Socha and Lisa W. Zappala.  During or prior to our fiscal year ended December 31, 2006, none of these members was an officer or employee of Beacon, or its subsidiary or, to our knowledge, had relationships requiring disclosure under the SEC rules.  In making these statements, we have relied upon representations from our directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2007, certain information concerning the ownership of shares of our Common Stock by:

•                                          Each person or group that we know beneficially owns more than five percent of the issued and outstanding shares of common stock

•                                          Each director

•                                          Our Senior Managers and

•                                          All of our directors and executive officers as a group.  Except as otherwise indicated, each person named has sole investment and voting power with respect to his, her or its shares of common stock shown.

	Shares beneficially owned
Name and Address of Beneficial Owner	Number (1)	Percent of Class
Stephen P. Adik (2)	205,798	*
F. William Capp (2)	2,081,639	2.9%
Richard L. Hockney (2)	230,800	*
Daniel E. Kletter (2)	16,667	*
Matthew L. Lazarewicz (2)	1,034,090	1.4%
Chester B. Lyons (2)	69,949	*
Virgil G. Rose (2)	8,333	*
Jack P. Smith (2)	242,104	*
James M. Spiezio (2)	949,516	1.3%
William E. Stanton (2)	90,046	*
Lisa W. Zappala (2)	155,798	*

5% Shareholders
Perseus Capital, L.L.C. (3)	4,077,914	5.6%
2099 Pennsylvania Ave, NW
Suite 900
Washington, DC 20006

All directors and executive officers as a group (9 persons)	4,783,991	6.4%

*                         Less than 1%.

(1)                  The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to those securities.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 20, 2007 through the exercise of any warrant, stock option or other right.  The inclusion in this Annual Report on Form 10-K/A of these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  The number of shares of Beacon common stock outstanding used in calculating the percentage for each listed person includes the shares of Beacon common stock underlying warrants or options held by that person that are exercisable or convertible within 60 days of March 20, 2007, but excludes shares of Beacon common stock underlying warrants or options held by any other person.

(2)                  Includes the following shares of the Company’s Common Stock which the indicated executive officer or director had the right to acquire within 60 days from March 20, 2007, through the exercise of stock options:  Mr. Adik, 205,798; Mr. Capp, 1,616,426; Mr. Hockney, 134,250; Mr. Kletter, 16,667; Mr. Lazarewicz, 680,554; Mr. Lyons, 68,749; Mr. Rose, 8,333; Mr. Smith, 239,104; Mr. Spiezio, 720,601; Mr. Stanton, 89,046; Ms. Zappala, 155,798.

(3)                  Includes 2,133,333 shares of common stock issuable upon the exercise of stock warrants, which may be exercised on or before March 20, 2007.

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

For additional information concerning our equity compensation plans, see discussion in footnote 8 to our consolidated financial statements, Stock Compensation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.  Directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, during our fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our directors, officers and ten-percent stockholders were satisfied.

Item 13.  Certain Relationships and Related Transactions

There were no related party transactions in the year ended December 31, 2006.

Director Independence

There are no family relationships among any of our directors or executive officers.  Messrs. Adik, Smith, Kletter and Rose and Ms. Zappala, representing a majority of our directors, are determined to be independent under the rules of the National Association for Securities Dealers (“NASD”).  On September 1, 2006, both John C. Fox and Kenneth M. Socha resigned from our Board of Directors.  Messrs. Fox and Socha were both independent directors during their tenure on our board.

Related Party Transaction Policy and Procedures

The following policy and procedure has been adopted in writing by us, as part of the Nominating and Governance Committee’s charter:

Related Party Transaction Policy and Procedures

Policy.  It is the policy of the our Board of Directors that all Interested Transactions with Related Parties, as those terms are defined in this policy, shall be subject to approval or ratification in accordance with the procedures set forth below.

Procedures.  The Nominating and Corporate Governance Committee (the “Committee”) shall review the material facts of all Interested Transactions and either approve or disapprove of the entry into the Interested Transaction, subject to the exceptions described below. If advance Committee approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Committee determines it to be appropriate, ratified at the Committee’s next regularly scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Committee shall take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

The Committee has reviewed the categories of Interested Transactions described below in “Standing Pre-Approval for Certain Interested Transactions” and determined that under the terms of this policy the Company is approved to enter into each of the Interested Transactions described therein.  The Committee may add additional categories of Interested Transactions to the list of standing pre-approved Interested Transactions.

No director shall participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that the director shall provide all material information concerning the Interested Transaction to the Committee.

If an Interested Transaction will be ongoing, the Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party.

Thereafter, the Committee, on at least an annual basis, shall review and assess ongoing relationships with the Related Party to see that they are in compliance with the Committee’s guidelines and that the Interested Transaction remains appropriate.

Definitions

An “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a party or a participant, and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

A “Related Party” is any (a) person who is or was (since the beginning of the last fiscal year, even if they do not presently serve in that role) an Executive Officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) Immediate Family Member of any of the foregoing.

“Immediate Family Member” includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

Standing Pre-Approval for Certain Interested Transactions.  The Committee has reviewed the categories of Interested Transactions described below and determined that under the terms of this policy the Company is approved to enter into each of the Interested Transactions so described, even if the aggregate amount involved will exceed $100,000:

1.                           Employment of Executive Officers.  Any employment by the Company of an Executive Officer of the Company if:

a.                           the related compensation is required to be reported in the Company’s proxy statement under Item 402 of Regulation S-K as promulgated by the Securities and Exchange Commission (“Reg S-K”) as generally applicable to “named executive officers”; or

b.                          the Executive Officer is not an immediate family member of another Executive Officer or director of the Company, the related compensation would be reported in the Company’s proxy statement under Item 402 of Reg S-K if the Executive Officer were a “named executive officer”, and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation;

2.                           Director compensation.  Any compensation paid to a director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of Reg S-K;

3.                           Certain transactions with other companies.  Any transaction with another company with which a Related Person’s only relationship is as an employee (other than an Executive Officer), director or beneficial owner of less than 10% of that company’s equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenues;

4.                           Certain Company charitable contributions.  Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Person’s only relationship is as an employee (other than an Executive Officer) or a director, if the aggregate amount involved does not exceed the lesser of $50,000, or 2 percent of the charitable organization’s total annual receipts;

5.                           Transactions where all shareholders receive proportional benefits.  Any transaction where the Related Person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g. dividends);

6.                           Transactions involving competitive bids.  Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids;

7.                           Regulated transactions.  Any transaction with a Related Party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

Item 14.   Principal Accountant Fees and Services

We have engaged Miller Wachman, LLP (“Miller Wachman”) as our independent registered public accounting firm since October 29, 2004, and had engaged Deloitte & Touche, LLP (“Deloitte”) since before our initial public offering in November 2000 through the date of their resignation, August 27, 2004.  Our most recent fiscal audit was performed by Miller Wachman.

Principal accounting fees billed during 2006 and 2005 are as follows:

	2006	2005
Audit Fees	$75,000	$94,959
Audit-Related Fees	127,371	105,000
Tax Fees	10,000	10,000
All Other Fees	—	—
Total Fees	$212,371	$209,959

Audit Fees

The aggregate audit fees billed by Miller Wachman for the fiscal year ended December 31, 2006 and 2005 were $75,000 and $94,959, respectively.  These fees include amounts for the audit of our consolidated annual financial statements and the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, including related services such as attest services and consents.

Audit-Related Fees

Audit-related fees billed during 2006 and 2005 were $127,371 and $105,000, respectively. These fees included work related to consent letters, review of registration filings and quarterly reviews of our financials.  In 2005, the amount paid to Miller Wachman also included a re-audit of our financial statements from the date of inception through December 31, 2003.  We engaged these audits to simplify our financial reporting and regulatory filing process by removing the need to obtain consent from our predecessor auditor.

Tax Fees

The aggregate fees billed by Miller Wachman for tax services rendered during the fiscal years ended December 31, 2006 and 2005, respectively, were $10,000 and $10,000, respectively.  These fees were for the preparation and filing of the 2005 income tax return and developing estimated payments for 2006 income taxes.

All Other Fees

There were no other fees paid to our auditors during 2006 or 2005.

Audit Committee Pre-Approval Requirements

The charter of our Audit Committee provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934 and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Miller Wachman during fiscal 2006 were pre-approved pursuant to the procedures outlined above.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

1. Financial Statements

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements presented on our Annual Report on Form 10-K filed with the SEC on March 30, 2007, or because such schedules are not required or not applicable.

2.  Exhibits

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

10.1.20	(12)	Form of Warrant of the Company issued pursuant to the November 2005 financing.

10.1.21	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.

10.1.22	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.1.23	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

10.1.24	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and F. William Capp.

10.1.25	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and James M. Spiezio.

10.1.26	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.

10.1.27	(17)	Employment agreement dated March 2, 2007 between the Company and F. William Capp

10.1.28	(17)	Employment agreement dated March 2, 2007 between the Company and James M. Spiezio

10.1.29	(17)	Employment agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz

10.1.30	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.

10.1.31	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.

10.1.32	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.

14.1	(13)	Corporate Code of Conduct dated October 15, 2001.

16.1	(14)	Letter dated October 20, 2004 from Deloitte & Touche LLP to the Company.

21.1	(20)	Subsidiaries of the Company.

23.1	(20)	Consent of Miller Wachman LLP.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(18) Incorporated by reference from the Form 8-K filed on October 29, 2006 (File No. 000-31973)

(19) Incorporated by reference from the Form 10-Q filed on May 9, 2006 (File No. 000-31973).

(20) Incorporated by reference from the Form 10-K filed on March 30, 2007 (File No. 000-31973)

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer

Date: May 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. William Capp	President and Chief Executive Officer, and Director
F. William Capp	(Principal Executive Officer)	May 2, 2007

/s/ James M. Spiezio	Vice President of Finance, Chief Financial Officer,
James M. Spiezio	Treasurer and SecretarySecretary
	(Principal Financial Officer)	May 2, 2007

/s/ Stephen P. Adik
Stephen P. Adik	Director	May 2, 2007

/s/ Daniel E. Kletter
Daniel E. Kletter	Director	May 2, 2007

/s/ Virgil G. Rose
Virgil G. Rose	Director	May 2, 2007

/s/ Jack P. Smith
Jack P. Smith	Director	May 2, 2007

/s/ William E. Stanton
William E. Stanton	Director	May 2, 2007

/s/ Lisa W. Zappala
Lisa W. Zappala	Director	May 2, 2007