Form 10-Q
period 2007-03-31
BEACON POWER CORP
filed 2007-05-03
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

or

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of April 27, 2007 was 71,352,406.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Table of Contents

		Page
PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006 (audited).	1

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and for the period from May 8, 1997 (date of inception) through March 31, 2007.	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from May 8, 1997 (date of inception) through March 31, 2007.	3

	Notes to Unaudited Consolidated Financial Statements.	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4T.	Controls and Procedures.	24

PART II. Other Information

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Submission of Matters to a Vote of Security Holders.	25

Item 5.	Other Information.	25

Item 6.	Exhibits.	26

Signatures		28

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,136,155	$5,251,337
Accounts receivable, trade, net	128,855	506,402
Unbilled costs on contracts in progress	211,795	133,240
Prepaid expenses and other current assets	688,272	777,276
Total current assets	13,165,077	6,668,255
Property and equipment, net	427,569	415,406
Restricted cash	174,346	174,346
Total assets	$13,766,992	$7,258,007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$205,580	$453,077
Accrued compensation and benefits	494,929	456,075
Other accrued expenses	915,691	834,832
Advance billings on contracts	220,386	445,719
Accrued contract loss	566,915	821,032
Restructuring reserve	255,893	347,408
Total current liabilities	2,659,394	3,358,143

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 110,000,000 shares authorized; 71,342,885 and 59,524,687 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	713,429	595,247
Additional paid-in-capital	164,605,565	154,426,395
Deficit accumulated during the development stage	(153,498,557)	(150,408,939)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	11,107,598	3,899,864
Total liabilities and stockholders’ equity	$13,766,992	$7,258,007

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2007	2006	2007
Revenue	$392,706	$288,595	$3,724,419
Cost of goods sold	392,246	244,925	4,270,457
Gross profit	460	43,670	(546,038)
Operating expenses:
Selling, general and administrative	1,414,359	1,929,532	46,512,927
Research and development	1,659,558	1,061,445	61,691,021
Loss on contract commitments	—	—	3,295,250
Depreciation and amortization	25,968	21,229	4,342,634
Casualty loss	107,943	—	177,027
Restructuring charges	—	—	2,159,280
Loss on impairment of assets	—	—	4,663,916
Total operating expenses	3,207,828	3,012,206	122,842,055
Loss from operations	(3,207,368)	(2,968,536)	(123,388,093)
Other income (expense):
Interest income	113,885	145,504	4,659,272
Interest expense	—	—	(1,093,703)
Gain on sale of investment	—	—	3,562,582
Other income (expense)	3,865	1,382	(232,421)
Total other income (expense), net	117,750	146,886	6,895,730
Net loss	(3,089,618)	(2,821,650)	(116,492,363)
Preferred stock dividends	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	(113,014)
Loss to common shareholders	$(3,089,618)	$(2,821,650)	$(153,431,057)
Loss per share, basic and diluted	$(0.05)	$(0.05)
Weighted-average common shares outstanding	65,432,694	58,700,036

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(3,089,618)	$(2,821,650)	$(116,492,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,968	21,229	4,342,635
Loss (gain) on sale of fixed assets	(3,865)	—	192,304
Impairment of assets	7,263	—	4,557,857
(Expenses paid) restructuring charge	(91,515)	(91,515)	255,893
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	460,289	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	580,257	341,863	1,850,381
Changes in operating assets and liabilities:
Accounts receivable	377,547	229,618	(128,855)
Unbilled costs on government contracts	(78,555)	400,948	(211,795)
Prepaid expenses and other current assets	89,004	97,905	(787,932)
Accounts payable	(247,497)	21,576	205,580
Accrued compensation and benefits	38,854	245,053	494,929
Advance billings on contracts	(225,333)	73,511	220,386
Accrued interest	—	—	275,560
Accrued loss on contract commitments	(254,117)	(355,334)	566,915
Other accrued expenses and current liabilities	80,859	32,649	924,361
Net cash used in operating activities	(2,790,748)	(1,343,858)	(99,818,331)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	—	—	(174,346)
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(45,606)	—	(8,857,356)
Sale of property and equipment	4,077	—	202,674
Net cash used in investing activities	(41,529)	—	(5,678,518)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2007	2006	2007
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offering, net of expenses	9,717,095	—	26,825,572
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	—	—	152,341
Exercise of employee stock options	—	—	2,203,622
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	9,717,095	—	117,633,004
(Decrease) increase in cash and cash equivalents	6,884,818	(1,343,858)	12,136,155
Cash and cash equivalents, beginning of period	5,251,337	13,890,162	—
Cash and cash equivalents, end of period	$12,136,155	$12,546,304	$12,136,155
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy.  During 2000 we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses, and during 2005 we raised approximately $17 million via private placements of our common stock.  An additional $9.8 million was raised through the sale of common stock and warrants off our shelf registration during the first quarter of 2007. We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid.  We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. In addition, we believe as the commercialization of our technologies continues, other cost-effective applications for our flywheel systems will develop that will provide additional revenues. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of March 31, 2007, had an accumulated deficit of approximately $153.5 million.  We are focused on the commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our government research and development contracts.  This ongoing research and development and deployment of our Smart Energy Matrix™ flywheel system will require substantial additional outlays of capital.

We expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) and be cash flow positive by 2010; however, we will need to raise additional capital in 2007 and 2008 as well as project finance for the construction of our frequency regulation facilities.  Based on our forecasted cash usage rates, we estimate that we have adequate cash to fund operations into the fourth quarter of 2007.  We will seek to obtain additional equity investments during 2007 and 2008 to cover expenses relating to continuing operations including ongoing research and development efforts, ramping up our manufacturing and assembly capacity, and designing and building frequency regulation facilities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2006.  In our management’s opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues, and incurred losses of approximately $153.5 million since our inception, including losses during the three months ending March 31, 2007 of approximately $3.1 million.  We have approximately $12.1 million of cash and cash equivalents on hand at March 31, 2007.  Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain additional equity financing, and in the long term, on our ability to successfully establish a share of the frequency regulation market based on deploying our Smart Energy Matrix™ flywheel systems that are now under development and obtain project financing to develop frequency regulation facilities.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation.  Our former subsidiary, Beacon Acquisition Co., was inactive in 2005 and was dissolved in January 2006.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the quarters ended March 31, 2007 and 2006 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. See Note 8 for further information regarding our stock-based compensation assumptions and expenses.

Note 3.  Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	March 31,	December 31,
	2007	2006
Accounts receivable, trade	$135,662	$525,270
Reserve	(6,807)	(18,868)
Accounts receivable, net	$128,855	$506,402

Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At March 31, 2007 and December 31, 2006 we had approximately $55,000 of holdbacks in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contracts, and therefore have not recorded any reserve against these amounts.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated
	Useful	March 31,	December 31,
	Lives	2007	2006
Machinery and equipment	5 years	$804,840	$814,875
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	255,940	255,940
Office equipment	3 years	1,502,565	1,486,951
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	850,579	918,285
Total		$3,964,039	$4,026,166
Less accumulated depreciation and amortization		(3,536,470)	(3,610,760)
Property and equipment, net		$427,569	$415,406

Note 5.  Commitments and Contingencies

The following table summarizes our commitments at March 31, 2007:

Description of Commitment	Remainder of year ending December 31, 2007	Year ending December 31, 2008	Thereafter	Total
Operating leases	$264,706	$—	$—	$264,706
Purchase obligations	2,163,715	—	—	2,163,715
Total Commitments	$2,428,421	$—	$—	$2,428,421

We lease office, light manufacturing and assembly space under an operating lease that expires September 30, 2007. We have provided the lessor with an irrevocable letter of credit securing our performance under this lease with a balance at March 31, 2007 of $174,346, which is reduced annually during the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  We are currently in negotiations with various parties to either extend the lease at our current location or to sign a new lease at another location.

At March 31, 2007 we had firm, non-cancelable purchase commitments with our suppliers to acquire components for the development of the Smart Energy 25 flywheel system (a key component to the Smart Energy Matrix), and to satisfy contractual obligations for our research and development programs in the amount of approximately $2.2 million.

Legal Proceedings

We may from time to time be subject to legal proceedings, often likely to involve routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, may often be difficult to predict and may be resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingency is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  A loss contingency is recorded as a liability in the consolidated financial statements when it is both (i) probable and known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable.  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

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

At March 31, 2007 and 2006, the restructuring reserves are as follows:

	Three months ended March 31,
	2007	2006
Beginning balance	$347,408	$713,469
Charges for the period	—	—
Reductions	(91,515)	(91,515)
Ending balance	$255,893	$621,954

Note 7.  Stock Warrants

The following schedule shows warrants outstanding as of March 31, 2007:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
Class F Financing (extended)	5/23/2000	5/23/2007	$2.250	1,333,333
May 24, 2005 Financing	5/24/2005	5/24/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	11/8/2010	$1.990	3,287,821
November 8, 2005 Financing (Placement Agents)	11/8/2005	11/8/2010	$2.210	450,000
February 15, 2007 Shelf Issue	2/15/2007	2/15/0012	$1.330	6,261,786
Total warrants outstanding				12,132,940

We have outstanding four series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.

Class F Preferred Stock Financing Warrant

The warrant, originally issued in connection with our pre-IPO Class F Preferred Stock financing, is exercisable for 1,333,333 shares of our common stock at an exercise price of $2.25 per share.  In connection with the Investment Agreement among us, Perseus Capital, L.L.C. and Perseus 2000 Expansion, L.L.C., dated April 22, 2005, we extended by two years the term of the warrant.  The holder of this warrant, Perseus Capital, L.L.C., may exercise the warrant at any time prior to its expiration on May 23, 2007.

April 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock at an exercise price of $1.008.

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten “accredited investors.”  Each warrant was exercisable for a period of five years and the per share exercise price for the warrant shares was $2.21.  The terms of these warrants included anti-dilution provisions which required us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

•                  Subdivisions, stock dividends or combinations of our common stock

•                  Reclassifications, exchanges, substitutions, or in-kind distributions that result in a change in the number and/or class of the securities issuable upon exercise of the warrants

•                  Reorganizations, mergers and similar transactions; and

•                  Issuance of additional shares of our common stock, or securities convertible into our common stock, at a price per share lower than the closing stock price on the date of this transaction, which was $1.85.

In February 2007, we issued stock at a price per share below the $1.85 threshold noted above.  Based on the warrants’ anti-dilution provisions, the exercise price of these warrants was adjusted from $2.21 to $1.99 and 327,294 additional warrants were issued to the investors.  Warrants issued to the placement agents were not subject to adjustment.

February 2007 Shelf Warrants

In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit.  Each unit consists of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 6,261,786 warrants.  These warrants become exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement on Form S-3, which became effective on December 14, 2006.

Note 8.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors.  Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At March 31, 2007, we had 8,732,268 shares reserved for issuance under this plan, excluding shares currently reserved for outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At March 31, 2007, we had 1,864,154 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.

Restricted stock activity as of December 31, 2006 and for the three months ended March 31, 2007 is as follows:

	Three months ended March 31,	Year ended December 31,
Description	2007	2006
	(number of shares)
Shares issued related to vested RSUs:
Current year grant based upon prior year bonus plan	—	587,374
Vesting of remaining shares from prior year grants	3,511	108,786
Based upon current year executive officer agreement	—	10,533

Vested RSUs not yet converted to stock	9,521	3,511

RSUs and PSUs granted but not vested:
Related to 2006 executive officer agreement	24,586	28,097
Related to 2007 executive officer agreement	66,138	—
Related to performance-based executive plan	1,265,823	1,265,823

Stock Option Plan Schedules

Stock option activity for the first three months of 2007 was as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2006	6,546,886	$1.18
Granted	2,017,408	$0.95	$0.54
Exercised	—	$—
Canceled, forfeited or expired	(32,917)	$1.66
Outstanding, March 31, 2007	8,531,377	$1.16

The following table summarizes information about stock options outstanding at March 31, 2007:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Vested	Average
Exercise	of Options	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	of Options	Price
$0.25 - $0.74	3,239,886	7.35	$0.70	3,239,886	$0.70
$0.87 - $1.26	3,550,207	8.00	$0.94	1,491,559	$0.92
$1.51 - $2.19	1,284,034	8.14	$1.87	782,556	$1.95
$2.50 - $3.10	130,000	3.10	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	3.92	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	3.56	$6.40	105,000	$6.40
Total	8,531,377			5,971,251

Stock Compensation

Beginning on January 1, 2006, we adopted SFAS 123R. See Note 2 for a description of our adoption of SFAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The valuations determined using this model are affected by our stock price as well as assumptions we make regarding a number of complex and subjective variables, including our stock price volatility, expected life of the option, risk-free interest rate and expected dividends, if any.

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

Restricted stock units (RSUs) are valued at the stock price at date of grant, and expensed ratably over the performance period or vesting period, as appropriate.  The number of PSUs for which stock compensation expense is calculated is based upon management’s assessment of the likelihood of achieving the performance targets.

The assumptions used to value stock option grants for the three months ended March 31, 2007 and 2006, respectively, are as follows:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.48% - 4.90%	4.68% - 4.77%
Expected life of option	3 years	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%
Assumed volatility	95% - 97%	107% - 128%
Expected forfeitures	10%	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three months ended March 31, 2007 and 2006 are as follows:

`	Three months ended March 31,
	2007	2006
Selling, general and administrative	$363,208	$371,346
Research and development	217,049	274,372
Total stock compensation expense	$580,257	$645,718

Components of stock compensation expense:
Amortization of deferred compensation from restricted stock units (RSUs)	$—	$645,718
Compensation expense related to other RSUs	158,520	—
Compensation expense related to stock options	421,737	—
Total stock compensation expense	$580,257	$645,718

As of March 31, 2007, there was approximately $2,649,755 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Potential Delisting of the Company’s Stock

On March 27, 2007, we received a letter from The Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Stock Market based on Marketplace Rule 4310(c)(4).  In accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until September 24, 2007, to regain compliance. If at any time before September 24, 2007 our common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days the Nasdaq Stock Market Staff will notify us that we comply with rule 4310(c)(4).  If we have not met the requirements of Rule 4310(c)(4) by September 24, 2007 but meet any one of the three criteria as set forth in Marketplace Rule 4310(c), we will be granted an additional 180 calendar day compliance period to March 21, 2008.

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

All of our research and development contracts are subject to cost review by government agencies. Our reported results from these contracts could change adversely as a result of these reviews.

Loss on Contract Commitments

Each quarter, we perform an evaluation of expected costs to complete our in-progress contracts that we account for using the percentage-of-completion method.  In the event that the total expected cost to complete a contract exceeds the expected total contract revenue, we immediately record a loss on the contract to the extent that the expected cost exceeds the expected revenue from the contract.

Warranty Reserves

Our warranties require us to repair or replace defective products returned to us during the applicable warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have an adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

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

Sarbanes-Oxley Compliance

Companies that are considered “accelerated  filers” as defined in Exchange Act Rule 12b-2 were required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) as of the first fiscal year ending on or after November 15, 2004.  Non-accelerated and foreign private issuers must comply with SOX by the first fiscal year ending on or after December 15, 2007.  We are a “small business issuer” and hence are considered to be a “non-accelerated filer.” We expect to comply with the requirements of Sarbanes-Oxley under the non-accelerated filer rules during this fiscal year.

Overview

We design, develop, configure and expect to begin offering for sale, advanced products and services to support more reliable and cost-effective electricity grid operation. The focus of our research and development has been to establish commercially viable flywheel-based energy storage technologies that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. We expect to generate revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America. We believe that as we expand our production capabilities we can become a provider of frequency regulation services to grid operators on a global basis. In addition, we believe that as the commercialization of our technologies continues we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities.

Our initial market focus will be on the geographic regions of the domestic grid that have been deregulated. These regions and their Independent System Operator (ISO) designations are: New England (ISO New England); California (California ISO); Texas (ERCOT); New York (New York ISO); and the Mid-Atlantic (PJM Interconnect). These regional ISOs or grid operators purchase frequency regulation services from independent providers in open bid markets that they manage and maintain. We are seeking to become one such provider. We believe our technology will offer grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide, nitrogen oxide, sulfur dioxide and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services.  We believe that we will have lower operating costs and faster response times than the majority of other entities that provide frequency regulation services, which we believe will allow us to have sufficient margins to make the company economically viable.

In North America, the frequency regulation market in areas that are deregulated and accessible via open-bid market mechanisms was valued at over $650 million in 2006. Based on global electrical production, we believe that the worldwide frequency regulation market is several times this amount. Significant growth in the US open-bid market is expected due to a combination of factors. Under the open-bid market, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services.

To fully exploit this regulatory-driven open-bid market, we expect to design, build, own and operate a number of frequency regulation facilities. Our business model, which is a sale-of-services model, is similar to that of independent power producers who also design, build, own and operate their own power plants. Each Smart Energy Matrix™ frequency regulation facility will be up to 20 megawatts (MW) in size. A Smart Energy Matrix™ is a multi-flywheel energy storage system designed to provide reliable and sustainable frequency regulation services for electricity grids.  A Smart Energy Matrix™ can be scaled to any size to provide one or more megawatts of frequency regulation capacity.  Smart Energy Matrix™ frequency regulation plants that are 20 MW or less in size offer the advantage of being eligible to use fast-track interconnection regulations that allow plants of this capacity or smaller to be approved more quickly in accordance with streamlined regulatory rules. A key benefit of our business model is that we begin to obtain revenues from the sale of services immediately upon installation of each megawatt.  Another key benefit of our business model is that we avoid the costs and lengthy procurement cycles typically associated with marketing capital equipment to the utility sector.

The key qualification for our participation in these markets is the ability to demonstrate that our technology can provide the required services within the rules determined by the grid operators. To attain this qualification and accelerate market entry we have installed two scale-power 100-kilowatt (kWh) demonstration models of our Smart Energy Matrix™ for evaluation by grid operators. Each of these scale-power systems consists of multiple flywheels.  In 2005, we were awarded contracts for these systems by the California Energy Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA), in cooperation with the U.S. Department of Energy, to test the viability of our flywheel technologies for frequency regulation by grid operators. During 2005, we shifted virtually all of our development spending towards meeting the requirements of these two pilot programs.  The demonstration systems are scale-power prototypes of the Smart Energy Matrix ™ multi-flywheel system.  An ancillary benefit of these contracts is that the funds we received have subsidized a portion of our core research and development efforts, and any losses attributable to these contracts would have been costs incurred as part of our ongoing research and development efforts.

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

The New York demonstration unit incorporates technology  improvements from the California unit and contains additional voltage support and power quality capabilities. These added capabilities are designed to demonstrate the technical efficacy of two entirely new applications for our core technology.

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

We must raise additional funds to execute our business plan.  Although funding of approximately $10 million was raised in February 2007, based on our current and forecasted rates of expenditure of cash, we estimate that we have sufficient cash to fund operations into approximately the fourth quarter of 2007. We need to obtain additional investments in 2007 and 2008 to cover expenses related to continuing operations including ongoing research and development efforts, ramping up our manufacturing and assembly capacity and designing and building frequency regulation facilities.

We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services of at least one megawatt from a commercial sized flywheel-based frequency regulation system and have sufficient working capital to continue to execute our business plan through 2007, we will need to raise approximately $20 million of funding. Also, we will need to raise additional amounts to finance the additional frequency regulation facilities that are contemplated by our business plan.

As our business develops, we may from time to time evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through March 31, 2007, we have incurred losses of approximately $153.5 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

Revenues

We were awarded fixed price research and development contracts from government agencies and are pursuing similar contracts from other government agencies.  We have recognized revenues on our existing contracts using the percentage of completion method.  We are continuing to evaluate markets for our flywheel systems but we have not recognized revenues from these products.  We have placed development prototype flywheels with potential customers and shipped pre-production units.  These flywheel products were provided to potential customers without charge or on a demonstration basis to allow us access to field test information and to demonstrate the application of our technologies.

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

Research and Development

Our cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design and development process.  These costs are expected to increase in 2007 as compared to 2006 as we complete the development and testing of the Smart Energy 25 flywheel and the design of the Smart Energy Matrix ™ and frequency regulation facility.

Loss on Contract Commitments

We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred. We evaluate our estimated costs to complete our government contracts on a quarterly basis, and establish or adjust our reserves when appropriate.  We are most likely to recognize probable losses on contract commitments early in a product’s introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. We recorded a $1.4 million charge in 2006 for anticipated losses on our research and development contracts.  No additional charges have been recorded during the first quarter of 2007

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities.  We have intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our Smart Power M5 inverter system, and expect to obtain other patents during 2007 and beyond.  These costs were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004.  These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date.  Accordingly, all costs incurred during 2007 and 2006 related to the development of intellectual property have been expensed as incurred.

Interest and Other Income/Expense, net

Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and gains or losses on the sale of our impaired assets.

Results of Operations

Comparison of Three Months ended March 31, 2007 and 2006

	Three months ended March 31,
	2007	2006	$ Change	% Change
	(in thousands)
Revenue	$393	$289	$104	36%
Cost of goods sold	393	245	148	60%
Gross margin	—	44	(44)	100%
Selling, general and administrative	1,414	1,930	(516)	27%
Research and development	1,660	1,062	598	56%
Depreciation and amortization	26	21	5	24%
Casualty loss	108	—	108	0%
Interest and other income (expense), net	118	147	(29)	20%
Net loss	$(3,090)	$(2,822)	$(268)	9%

Revenue

The following table provides details of our revenues for the three months ended March 31, 2007 and 2006.

	Percent	Three months ended March 31,		Cumulative Contract Value	Total Contract
	complete	2007	2006	Earned	Value
	(dollars in thousands)
CEC	95%	$21	$24	$1,176	$1,233

NYSERDA PON 846	95%	47	178	612	646

NYSERDA PON 800	90%	4	16	57	63

Air Force Research Laboratory	60%	191	24	453	750

Sandia DOE Earmark	27%	131	—	206	752

Total Contract Revenue		$394	$242	$2,504	$3,444

M5 and accessories		(1)	47

Total		$393	$289	$2,504	$3,444

In the three months ended March 31, 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $394,000.  In the same period for 2006, we recorded research and development contract revenue of approximately $242,000 and approximately $47,000 from the sale of our Smart Power M5™ inverter systems and related solar products.  Contract revenue was higher for the first quarter of 2007 compared to the first quarter of 2006 by approximately $152,000 or 63%.  Contract revenue during the first quarter of 2007 was lower on the CEC and NYSERDA contracts than during the first quarter of 2006 by approximately $134,000, since the majority of the milestones on those contracts had been reached in earlier periods.  However, this decrease and the decrease in inverter revenue of approximately $48,000 were more than offset by revenue increases on our Air Force Research Laboratory contract of approximately $167,000 and additional revenue of approximately $131,000 on the Sandia DOE Contract which was awarded to us during the third quarter of fiscal 2006.

Cost of Goods Sold

Cost of goods sold for the three months ending March 31, 2007 includes costs incurred in performance of our research and development contracts calculated using the percentage of completion method in the amount of approximately $393,000.  In 2006, cost of goods sold included costs for our flywheel development contracts in the amount of approximately $242,000, and materials, labor and warranty accruals for shipments of our Smart Power M5™ inverter products sold in the three month period of approximately $4,000.

Selling, General and Administrative Expense

Amount
(in thousands)
Three months ended March 31, 2006	$1,930
Reductions:
Stock compensation expense	(184)
Legal and professional fees	(130)
Public company expenses	(95)
Audit fees	(65)
Office equipment upgrades	(27)
Other	(33)

Increases:
Subcontractors and consultants	18
Three months ended March 31, 2007	$1,414

Selling, general and administrative expenses totaled approximately $1,414,000 and $1,930,000 for the three months ended March 31, 2007 and 2006, respectively. The reduction of approximately $516,000 or 27% was primarily the result of lower stock compensation of approximately $184,000 mainly due to a decrease in our stock market price, lower legal and professional fees of approximately $130,000, a reduction in public company expenses of approximately $95,000, a reduction in audit fees of approximately $65,000, a reduction in the amount spent on office equipment upgrades of approximately $27,000, and other various items of approximately $33,000. These decreases were offset by an increase in the use of subcontractors and consultants of $18,000. We expect our selling, general and administrative expenses to be somewhat higher in 2007 than 2006 due primarily to implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, increases in staffing needed to support our transition to a production facility, increased marketing and sales expenses associated with flywheel products and fund-raising efforts.

Research and Development Expense

Amount
(in thousands)
Three months ended March 31, 2006	$1,061
Increases:
Expense materials	186
Salaries and benefits	427
Consultants and subcontractors	69
Facility costs	16
Travel	16

Decreases:
Stock compensation expense	(37)
Hiring expenses	(22)
Software maintenance	(44)
Other	(12)
Three months ended March 31, 2007	$1,660

For the three months ended March 31, 2007, research and development expense increased by approximately $599,000 or 57%, in comparison to the equivalent period in 2006.  This increase is primarily due to increased expenses for development materials of approximately $186,000, increased headcount related expenses resulting from hiring of engineering personnel to support our flywheel development of approximately $427,000, increased usage of consultants of approximately $69,000 and increase facility and travel costs of approximately $16,000 each.  These increases were partially offset by reductions in stock compensation expense of approximately $37,000, lower hiring expenses of approximately $22,000, lower software maintenances costs of approximately $44,000 and reductions in other expenses of approximately $12,000.  We expect research and development costs to increase substantially in 2007 over 2006 levels due to increased headcount and development material to support the 25kWh flywheel development and development of the Smart Energy Matrix.

Loss on Contract Commitments

We recorded contract commitment losses on our research and development contracts in 2005 of $1,535,000 based on expected cost overruns related to material, labor and overhead, as well as unplanned overruns in the amount of labor required to complete the contracts.  During 2006, we recorded additional charges totaling approximately $1,385,000 to the contract loss reserve.  This amount consists of our expected cost share for the Sandia contract of approximately $240,000; increases in estimated material, labor, and travel costs expected to be needed to complete other existing contracts of approximately $314,000; increases in the labor and overhead rates applied to the contracts based on actual costs of approximately $786,000, and other costs of $45,000.  Based on our assessments of the estimated costs to complete our contracts as of March 31, 2007, no additional charges to the contract loss reserve were required

Depreciation and Amortization

The increase in depreciation expense for the first three months of 2007 as compared to the first three months of 2006 of approximately $5,000, or 22%, is primarily attributable to depreciation on new assets acquired during 2006.  We expect depreciation during the remainder of 2007 to be higher than 2006 due to capital expenditures relating to the increase of production capacity in manufacturing.

Interest and Other Income/(Expense), net

The decrease in interest income for the first three months of 2007 as compared to the same period during 2006 of approximately $29,000, or 20%, is primarily attributable to lower cash balances available for investing during the first half of the first quarter of the current fiscal year. Cash available for investing increased by approximately $10 million during mid-February

2007 as a result of our sale of stock.  This decrease was partially offset by a gain on the sale of fully depreciated fixed assets of approximately $4,000.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended March 31, 2007 was approximately $3,090,000 which compares to a net loss during the same period in 2006 of approximately $2,822,000, an increase in net loss of approximately $268,000 or 9%.

Liquidity and Capital Resources

	Three months ended March 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	$12,136	$12,546
Working capital	$10,506	$11,225
Cash provided by (used in)
Operating activities	$(2,791)	$(1,344)
Investing activities	(41)	—
Financing activities	9,717	—
Net decrease in cash and cash equivalents	$6,885	$(1,344)
Current ratio	5.0	5.7

Our cash requirements depend on many factors including, but not limited to, research and development activities, continued efforts to commercialize our products, facility costs as well as general and administrative expenses.  Since we are still in the development stage and have not yet begun our expected principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. In previous years, we took significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures. However, as we near completion of development of the Smart Energy Matrix™ and prepare to begin commercial activity aimed at revenue generation in 2008, we have begun to increase our headcount, and have spent additional funds on development materials, capital equipment and market analyses to understand the size of markets, competitive aspects and advantages that our products could provide.   We expect to use more cash resources during 2007 as we continue to work on our government research and development contracts and develop the capacity to manufacture our Smart Energy 25 flywheels in anticipation of putting a frequency regulation facility into service during the second quarter of 2008.

We must raise additional equity to execute our business plan.  Based on our current and forecasted rates of expenditure of cash, we have sufficient cash to fund operations into approximately the fourth quarter of 2007. We need to obtain additional investments during 2007 and 2008 to fund:

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

Operating Activities

Net cash used in operating activities was approximately $2,791,000 and $1,344,000 for the three months ended March 31, 2006 and 2007, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the three months ending March 31, 2007, we had a net loss of approximately $3,090,000.  Adjustments to reconcile net loss to cash flow in 2007 include non-cash stock compensation of approximately $580,000, depreciation and amortization of approximately $26,000, and a net reduction in the asset impairment reserve of approximately $7,000, offset by a gain on the sale of fixed assets of approximately $4,000, facility-related cash payments charged against restructuring reserves of approximately $91,000 and changes in operating assets and liabilities of approximately $219,000.  During the same period in 2006, we had a net loss of approximately $2,822,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $802,000, facility-related cash payments charged against restructuring reserves of approximately $91,000, and depreciation and amortization of approximately $21,000.  Changes in the operating assets and liabilities generated approximately $746,000 of cash during the first three months of 2006.

Investing Activities

Net cash used in investing activities was approximately $42,000 for the three months ending March 31, 2007.  There was no cash used in investing activities during the first quarter of 2006.  The principal use of cash in 2007 was the purchase of property and equipment in the amount of approximately $46,000, offset by the sale of property and equipment of approximately $4,000.

Financing Activities

Net cash provided by financing activities was approximately $9,717,000 for the first three months of 2007. There was no cash used in investing activities during the first quarter of 2006.  For 2007, we raised approximately $9,717,000 from the sale of stock from our shelf registration.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At March 31, 2007, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts.  Also at March 31, 2007, we had approximately $338,000 of cash equivalents that were held in interest bearing checking accounts, and approximately $11,689,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be some risk of loss, which we deem to be low.

Item 4T.  Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have not been any material changes during the quarter ended March 31, 2007 to the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the SEC on March 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

1.1	(5)	Free Writing Prospectus – Form of Investor Purchase Agreement.

1.2	(6)	Prospectus Supplement to Prospectus dated December 14, 2006.

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	+	Amended and Restated Bylaws, as amended.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Form of specimen stock certificate.

10.1	(7)	Placement Agency agreement with Merriman Curhan & Company.

10.2	(4)	Employment agreement dated March 2, 2007 between the Company and F. William Capp

10.3	(4)	Employment agreement dated March 2, 2007 between the Company and James M. Spiezio

10.4	(4)	Employment agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz

10.5	(4)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.

10.6	(4)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.

10.7	(4)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.

10.8	(4)	Option Agreement dated March 2, 2007 between the Company and F. William Capp.

10.9	(4)	Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.

10.10	(4)	Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43886).

(2)                      Incorporated by reference from the Form 10-K filed on March 30, 2007 (File No. 000-31973).

(3)                      Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).

(4)                      Incorporated by reference from the Form 8-K filed on March 7, 2007 (File No. 000-31973).

(5)       Incorporated by reference from the Form FWP filed on February 12, 1007 (File No. 333-137071).

(6)       Incorporated by reference from the Form 424B5 filed on February 13, 2007 (File No. 333-137071).

(7)                      Incorporated by reference from the Form 8-K filed on February 13, 2007 (File No. 000-31973).

 +                          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: May 3, 2007	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer

May 3, 2007	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer