Form 10-Q
period 2007-06-30
BEACON POWER CORP
filed 2007-08-08
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to       .

Commission File Number: 000-31973

BEACON POWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3372365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

234 Ballardvale Street	01887-1032
Wilmington, Massachusetts	(Zip code)
(Address of principal executive offices)

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of August 2, 2007, 2007 was 71,525,727.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006 (audited).	1

	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and for the period from May 8, 1997 (date of inception) through June 30, 2007.	2

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from May 8, 1997 (date of inception) through June 30, 2007.	3

	Notes to Unaudited Consolidated Financial Statements.	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	24

Item 4T.	Controls and Procedures.	24

PART II. Other Information

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Submission of Matters to a Vote of Security Holders.	25

Item 5.	Other Information.	26

Item 6.	Exhibits.	27

Signatures		29

PART 1 — FINANCIAL INFORMATION

Item 1.                          Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,394,947	$5,251,337
Accounts receivable, trade, net	84,600	506,402
Unbilled costs on contracts in progress	383,854	133,240
Prepaid expenses and other current assets	747,609	777,276
Total current assets	10,611,010	6,668,255
Property and equipment, net	850,372	415,406
Restricted cash	174,346	174,346
Total assets	$11,635,728	$7,258,007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$689,403	$453,077
Accrued compensation and benefits	631,012	456,075
Other accrued expenses	1,196,940	834,832
Advance billings on contracts	177,293	445,719
Accrued contract loss	369,040	821,032
Restructuring reserve	128,704	347,408
Total current liabilities	3,192,392	3,358,143

Commitments and contingencies (Notes 5 and 9)

Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 71,366,206 and 59,524,687 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	713,662	595,247
Deferred stock compensation	—	—
Additional paid-in-capital	165,007,196	154,426,395
Deficit accumulated during the development stage	(156,564,683)	(150,408,939)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	8,443,336	3,899,864
Total liabilities and stockholders’ equity	$11,635,728	$7,258,007

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through June 30,
	2007	2006	2007	2006	2007
Revenue	$449,328	$209,439	$842,034	$498,034	$4,173,747
Cost of goods sold	419,544	206,418	811,790	451,343	4,690,001
Gross profit	29,784	3,021	30,244	46,691	(516,254)
Operating expenses:
Selling, general and administrative	1,549,033	1,627,718	2,963,393	3,557,250	48,061,961
Research and development	1,823,812	1,086,553	3,483,370	2,147,998	63,514,833
Loss on contract commitments	—	687,786	—	687,786	3,295,250
Depreciation and amortization	30,673	27,189	56,641	48,418	4,373,307
Casualty loss (recovery)	(168,003)	—	(60,060)	—	9,024
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	3,235,515	3,429,246	6,443,344	6,441,452	126,077,571
Loss from operations	(3,205,731)	(3,426,225)	(6,413,100)	(6,394,761)	(126,593,825)
Other income (expense):
Interest income	139,605	149,578	253,491	295,083	4,798,878
Interest expense	—	—	—	—	(1,093,703)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	—	4,046	3,865	5,427	(232,421)
Total other income (expense), net	139,605	153,624	257,356	300,510	7,035,336
Net loss	(3,066,126)	(3,272,601)	(6,155,744)	(6,094,251)	(119,558,489)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(3,066,126)	$(3,272,601)	$(6,155,744)	$(6,094,251)	$(156,497,183)
Loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.10)
Weighted-average common shares outstanding	71,360,328	58,950,147	68,412,886	58,825,782

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Six months ended June 30,		through June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(6,155,744)	$(6,094,251)	$(119,558,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,641	48,418	4,373,308
Loss (gain) on sale of fixed assets	(3,865)	—	192,304
Impairment of assets, net	553	229	4,551,147
(Expenses paid) restructuring charge	(218,704)	(183,030)	128,704
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	800,311	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	1,036,564	548,771	2,306,688
Changes in operating assets and liabilities:
Accounts receivable	421,802	411,703	(84,600)
Unbilled costs on government contracts	(250,614)	230,510	(383,854)
Prepaid expenses and other current assets	29,667	298,742	(847,269)
Accounts payable	236,326	(1,385)	689,403
Accrued compensation and benefits	174,937	322,843	631,012
Advance billings on contracts	(268,426)	249,728	177,293
Accrued interest	—	—	275,560
Accrued loss on contract commitments	(451,992)	12,228	369,040
Other accrued expenses and current liabilities	362,108	(239,966)	1,205,610
Net cash used in operating activities	(5,030,747)	(3,595,149)	(102,058,330)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	—	—	(174,346)
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(492,372)	(95,354)	(9,304,122)
Sale of property and equipment	4,077	—	202,674
Net cash used in investing activities	(488,295)	(95,354)	(6,125,284)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offering, net of expenses	9,652,095	—	26,760,572
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	10,557	10,302	162,898
Exercise of employee stock options	—	17,500	2,203,622
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	9,662,652	27,802	117,578,561
(Decrease) increase in cash and cash equivalents	4,143,610	(3,662,701)	9,394,947
Cash and cash equivalents, beginning of period	5,251,337	13,890,162	—
Cash and cash equivalents, end of period	$9,394,947	$10,227,461	$9,394,947
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy.  During 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses, and during 2005, we raised approximately $17 million via private placements of our common stock.  An additional $9.8 million was raised through the sale of common stock and warrants pursuant to our shelf registration statement during the first quarter of 2007. We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid.  We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. In addition, we believe as the commercialization of our technologies continues other cost-effective applications for our flywheel systems will develop that will provide additional revenues. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of June 30, 2007, had an accumulated deficit of approximately $156.6 million.  We are focused on the commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our government research and development contracts.  This ongoing research and development and deployment of our Smart Energy Matrix™ flywheel system will require substantial additional outlays of capital.

We expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) and be cash flow positive by 2010; however, we will need to raise additional capital in 2007 and 2008 as well as secure project financing for the construction of our frequency regulation facilities.  Based on our forecasted cash usage rates, we estimate that we have adequate cash to fund operations into the fourth quarter of 2007. Estimated cash outlays to move and to close out the lease on the Wilmington facility are expected to be between $0.2 million and $0.4 million.  The net cash required for structural improvements at the Tyngsboro facility to support our office, research and development and manufacturing requirements are expected to be $2.0 to $2.8 million.  In the short term, capital equipment of approximately $1.0 million will be required to meet the 2008 production schedule. Additional capital expenditures will be required in the future to optimize the plant for maximum capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding. We will seek to obtain additional equity investments during 2007 and 2008 to cover expenses relating to continuing operations including ongoing research and development efforts, ramping up our manufacturing and assembly capacity, and designing and building frequency regulation facilities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2006.  In our management’s opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues, and incurred losses of approximately $156.6 million since our inception, including losses during the six months ending June 30, 2007 of approximately $6.2 million.  We have approximately $9.4 million of cash and cash equivalents on hand at June 30, 2007.  Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain additional equity financing, and in the long term, on our ability to successfully establish a share of the frequency regulation market based on deploying our Smart Energy Matrix™ flywheel systems that are now under development, as well as obtain sufficient project financing to develop our frequency regulation facilities.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation.  Our former subsidiary, Beacon Acquisition Co., was inactive in 2005 and was dissolved in January 2006.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share—Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the both quarter and six months ended June 30, 2007 and 2006 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations.

Note 3.  Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	June 30,	December 31,
	2007	2006
Accounts receivable, trade	$91,207	$525,270
Reserve	(6,607)	(18,868)
Accounts receivable, net	$84,600	$506,402

Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At June 30, 2007 and December 31, 2006 we had approximately $67,600 and $54,600, respectively, of holdbacks in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contracts, and therefore have not recorded any reserve against these amounts.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated
	Useful	June 30,	December 31,
	Lives	2007	2006
Machinery and equipment	5 years	$1,258,316	$814,875
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	255,940	255,940
Office equipment	3 years	1,502,565	1,486,951
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	850,579	918,285
Total		$4,417,515	$4,026,166
Less accumulated depreciation and amortization		(3,567,143)	(3,610,760)
Property and equipment, net		$850,372	$415,406

Note 5.  Commitments and Contingencies

The following table summarizes our commitments at June 30, 2007:

Description of Commitment	Remainder of year ending December 31, 2007	Year ending December 31, 2008	Thereafter	Total
Operating leases	$132,353	$—	$—	$132,353
Purchase obligations	1,794,877	—	—	1,794,877
Total Commitments	$1,927,230	$—	$—	$1,927,230

We lease office, light manufacturing and assembly space under an operating lease that expires September 30, 2007. We have provided the lessor with an irrevocable letter of credit securing our performance under this lease with a balance at June 30, 2007 of $174,346, which is reduced annually during the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.

Subsequent to the end of the quarter, on July 23, 2007, we entered into a seven-year lease with GFI Tyngsboro, LLC, as landlord, for a 103,000 square foot new facility that will have sufficient manufacturing capability for the production of more than 1,000 flywheels per year.  The new premises are located at 65 Middlesex Road, Tyngsboro, Middlesex County, Massachusetts, and will serve as our new corporate headquarters and expanded manufacturing facility as of around October 2007.  As part of the lease agreement, we issued to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments payable by us under the lease.  We have agreed to file a registration statement within 30 days after the date of the lease to register the 150,000 shares issued to the landlord. Estimated cash outlays to move and to close out the lease on the Wilmington facility are expected to be between $0.2 million and $0.4 million.  The net cash required for structural improvements at the Tyngsboro facility to support our office, research and development and manufacturing requirements are expected to be $2.0 to $2.8 million.  In the short term, capital equipment of approximately $1.0 million will be required to meet the 2008 production schedule.  Additional capital expenditures will be required in the future to optimize the plant for maximum capacity.  The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

Cash payments under the Tyngsboro lease are as follows:

Fiscal Year	Amount
2007	$81,250
2008	503,687
2009	701,687
2010	727,437
2011	753,188
Thereafter	2,201,626
Total	$4,968,875

In addition, we are responsible for real estate taxes and all operating expenses of the facility.

At June 30, 2007, we had firm, non-cancelable purchase commitments with our suppliers to acquire components for the development of the Smart Energy 25 flywheel system (a key component to the Smart Energy Matrix), and to satisfy contractual obligations for our research and development programs in the amount of approximately $1.8 million.

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

At June 30, 2007 and December 31, 2006, the restructuring reserves were as follows:

	Six months ended June 30,	Twelve months ended December 31,
	2007	2006
Beginning balance	$347,408	$713,469
Charges for the period	—	—
Reductions	(218,704)	(366,061)
Ending balance	$128,704	$347,408

Note 7.  Stock Warrants

The following schedule shows warrants outstanding as of June 30, 2007:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/24/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	11/8/2010	$1.99	3,287,821
November 8, 2005 Financing (Placement Agents)	11/8/2005	11/8/2010	$2.21	450,000
February 15, 2007 Shelf Issue	2/15/2007	2/15/0012	$1.33	6,261,786
Total warrants outstanding				10,799,607

We have outstanding three series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.

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

February 2007 Shelf Warrants

In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 6,261,786 warrants.  These warrants become exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on September 1, 2006, which became effective on December 14, 2006.  We filed a request with the Securities and Exchange Commission on July 23, 2007 that this registration statement on Form S-3 be withdrawn and the unsold securities deregistered, and filed a new shelf registration statement on Form S-3 for $50 million on August 6, 2007.

July 2007 Warrants

Subsequent to the end of the quarter, we entered into a lease for a new facility.  We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 500,000 shares of our common stock. This warrant may be exercised at any time over the term of the lease, which is seven years.  See Subsequent Events (Note 9.)  The warrant and the shares issuable upon exercise of the warrant are restricted securities and may not be sold without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption there from.

Note 8.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors.  Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At June 30, 2007, we had 8,659,547 shares reserved for issuance under this plan, excluding shares currently reserved for outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At June 30, 2007, we had 1,850,354 shares reserved for issuance under this plan.

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

Restricted stock activity for the year ended December 31, 2006, and for the six months ended June 30, 2007, is as follows:

	Six months ended June 30,	Year ended December 31,
	2007	2006
	(number of shares)
Shares issued related to vested RSUs:
Current year grant based upon prior year bonus plan	—	587,374
Vesting of remaining shares from prior year grants	7,022	108,786
Based upon current year executive officer agreement	6,010	10,533

Vested RSUs not yet converted to stock	9,521	3,511

RSU’s granted but not vested:
Related to 2006 executive officer agreement	21,075	28,097
Related to 2007 executive officer agreement	60,128	—
Related to performance-based executive plan*	1,265,823	1,265,823

*                   Subject to achievement of performance requirements.

Stock Option Plan Schedules

Stock option activity for the first six months of 2007 was as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2006	6,546,886	$1.23
Granted	2,132,408	$0.95	$0.55
Exercised	—	$—
Canceled, forfeited or expired	(75,196)	$1.41
Outstanding, June 30, 2007	8,604,098	$1.16

The following table summarizes information about stock options outstanding at June 30, 2007:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Vested	Average
	of Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	of Options	Price
$0.26 - $0.74	3,239,886	7.04	$0.70	3,239,886	$0.70
$0.82 - $1.26	3,630,427	7.76	$0.93	1,745,048	$0.93
$1.51 - $2.19	1,276,535	7.88	$1.84	841,869	$1.93
$2.50 - $3.10	130,000	2.85	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	3.67	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	3.31	$6.40	105,000	$6.40
Total	8,604,098			6,284,053

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

The assumptions used to value stock option grants for the three and six months ended June 30, 2007 and 2006, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.52%-5.05%	4.96%-4.99%	4.48%-5.05%	4.68%-4.99%
Expected life of option	3 years	3 years	3 years	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%	0%
Assumed volatility	95%-100%	106%-106%	95%-100%	106%-108%
Expected forfeitures	10%	10%	10%	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and six months ended June 30, 2007, and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Selling, general and administrative	$297,280	$395,029	$660,488	$942,662
Research and development	159,028	151,901	376,076	406,420
Total stock compensation expense	$456,308	$546,930	$1,036,564	$1,349,082

Components of stock compensation expense:
Amortization of deferred compensation from restricted stock units (RSUs)	$—	$340,022	$—	$800,311
Compensation expense related to other RSUs	152,081	28,340	310,600	28,340
Compensation expense related to stock options	304,227	178,568	725,964	520,431
Total stock compensation expense	$456,308	$546,930	$1,036,564	$1,349,082

As of June 30, 2007, there was approximately $2,256,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 9.  Subsequent Events

Shelf Registration

On July 23, 2007, we filed a request with the Securities and Exchange Commission to withdraw the shelf registration on Form S-3 that we filed on September 1, 2006 and to deregister the unsold securities under that filing.  On August 6, 2007, we filed a $50 million shelf registration on Form S-3 with the Securities and Exchange Commission to replace the shelf registration that was withdrawn.

Amendment to our Rights Plan

On August 8, 2007, we executed Amendment No. 2 to our Rights Agreement with Computershare Trust Company, N.A. (fka Equiserve Trust Company, N.A.), as Rights Agent, to remove the provisions in the Rights Agreement that allowed Perseus Capital and its affiliates to acquire thirty five percent (35%) of our common stock without triggering the right of our common stock holders to acquire our Series A Junior Participating Preferred Stock. As a result, the percentage that applies to Perseus Capital and its affiliates for triggering such rights is now the same as applies to all other Acquiring Persons, namely, when such Acquiring Person becomes the beneficial owner of fifteen percent (15%) or more of our common stock.

Potential Delisting of the Company’s Stock Averted

On March 27, 2007, we received a letter from the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Stock Market based on Marketplace Rule 4310(c)(4).  On July 3, 2007, we received a letter from the NASDAQ Stock Market stating that, because our common stock had closed at $1.00 per share or greater for at least ten consecutive business days, we have regained compliance with Marketplace Rule 4310(c)(4).

Lease Agreement for New Facility

On July 23, 2007, we entered into a real property lease with GFI Tyngsboro, LLC, as landlord, for approximately 103,000 square feet at the premises located at 65 Middlesex Road, Tyngsboro, Middlesex County, Massachusetts for a term expiring September 30, 2014.  The new premises will serve as our new corporate headquarters and expanded manufacturing facility as of around October 2007. As part of the lease agreement, we issued to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock, in return for lower cash payment payable by us under the lease.  We have agreed to file a registration statement within 30 days after the date of the lease to register the 150,000 shares issued to the landlord. Estimated cash outlays to move and to close out the lease on the Wilmington facility are expected to be between $0.2 million and $0.4 million.  The net cash required for structural improvements at the Tyngsboro facility to support our office, research and development and manufacturing requirements are expected to be $2.0 to $2.8 million.  In the short term, capital equipment of approximately $1.0 million will be required to meet the 2008 production schedule.  Additional capital expenditures will be required in the future to optimize the plant for maximum capacity.  The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

Cash payments under the Tyngsboro lease are as follows:

Fiscal Year	Amount
2007	$81,250
2008	503,687
2009	701,687
2010	727,437
2011	753,188
Thereafter	2,201,626
Total	$4,968,875

In addition, we are responsible for real estate taxes and all operating expenses of the facility.

Testing of 25kWh Flywheel

On August 2, 2007, we announced that our redesigned Smart Energy 25 flywheel system achieved two important development milestones: full speed operation of the flywheel (16,000 rpm) and full power (100 kW charging and discharging) through the power electronics. We also successfully confirmed that our hybrid lift circuit – which was redesigned following a test malfunction in December 2006 – met its revised performance specifications to lift and support the flywheel in a stable manner during operation.

We will continue to test our Smart Energy 25 flywheel systems in order to finalize the configuration of our initial commercial system. The testing performed to date has given us confidence to proceed with procurement of some long lead-time items that are necessary to deploy our first megawatt of regulation in April, 2008. The remaining elements in the test program are performance and failure testing of certain components of our power electronics and flywheel systems under various operating conditions. We expect that these tests will be completed before the end of September 2007.

We are continuing our multiple supplier strategy to minimize costs through competition while insuring uninterrupted delivery of components.  We are also beginning cost optimization through design refinements through close collaboration with our supplier base. We expect this to be an ongoing activity as we continue to make design improvements in response to opportunities presented by our manufacturing partners as well as material prices and availability.

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

Research and Development Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenue using the percentage-of-completion method, based primarily on labor hours incurred to date compared with total estimated direct labor hours.  Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” in our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

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

Sarbanes-Oxley Compliance

Companies that are considered “accelerated  filers” as defined in Exchange Act Rule 12b-2 were required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) as of the first fiscal year ending on or after November 15, 2004.  Non-accelerated and foreign private issuers must comply with SOX by the first fiscal year ending on or after December 15, 2007.  Based on our market capitalization as of June 30, 2006, we were considered a “small business issuer” and hence are considered to be a “non-accelerated filer” with respect to our quarterly filings during 2007.  However, as of June 30, 2007 our market capitalization exceeded $75 million, and we will become an accelerated filer effective with our annual report on Form 10-K for 2007. We have begun activities aimed at complying with the requirements of Sarbanes-Oxley for our current fiscal year.

Recently Issued Accounting Pronouncements and Regulations

Accounting for Nonrefundable Advance Payments for Goods and Services to be Used in Future Research and Development Activities

In March 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, which was ratified in June 2007.  This Issue requires nonrefundable advance payments for goods and services to be used or rendered in future research and development to be deferred and capitalized, and recognized as expense as the goods are delivered or the related services are performed.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This Issue does not apply to refundable advance payments for goods and services to be used in future research and development activities.  This EITF is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. As of June 30, 2007, we had outstanding advance payments for goods and services to be used in future research and development activities of approximately $225,000, some of which may be refundable, which were included as part of  “Prepaid and other current assets” on our balance sheet.  Our policy has been to expense these items as the goods or services are received.  Accordingly, we believe our current accounting policy is consistent with the treatment of such advances required by EITF Issue No. 07-3; therefore we do not expect this policy to impact our results of operations or financial position.

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

Our initial market focus will be on the geographic regions of the domestic grid that have been deregulated. These regions and their Independent System Operator (ISO) designations are: New England (ISO New England); California (California ISO); Texas (ERCOT); New York (New York ISO); and the Mid-Atlantic (PJM Interconnection). These regional ISOs or grid operators purchase frequency regulation services from independent providers in open bid markets that they manage and maintain. We are seeking to become one such provider. We believe our technology will offer grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide, nitrogen oxide, sulfur dioxide and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services.  We believe that we will have lower operating costs and faster response times than the majority of other entities that provide frequency regulation services, which we believe will allow us to have sufficient margins to make the company economically viable.

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

The key qualification for our participation in these markets is the ability to demonstrate that our technology can provide the required services within the rules determined by the grid operators. To attain this qualification and accelerate market entry we installed scale-power prototypes in New York and California for formal field trials.  Both trials have been successfully concluded, and have resulted in certification or other approval from ISOs in three regions:  California ISO, New York ISO, and PJM Interconnection (Mid-Atlantic).

We must raise additional funds to execute our business plan.  Although funding of approximately $10 million was raised in February 2007, based on our current and forecasted rates of expenditure of cash, we estimate that we have sufficient cash to fund operations into approximately the fourth quarter of 2007.  Estimated cash outlays to move and to close out the lease on the Wilmington facility are expected to be between $0.2 million and $0.4 million.  The net cash required for structural improvements at the Tyngsboro facility to support our office, research and development and manufacturing requirements are expected to be $2.0 to $2.8 million.  In the short term, capital equipment of approximately $1.0 million will be required to meet the 2008 production schedule. Additionally, capital expenditures will be required in the future to optimize the plant for maximum capacity.  The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.  We need to obtain additional investments in 2007 and 2008 to cover expenses related to continuing operations including ongoing research and development efforts, ramping up our manufacturing and assembly capacity and designing and building frequency regulation facilities.

We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ system.  In order to complete development of the Smart Energy Matrix™ system, as well as to build, operate and receive fees for frequency regulation services of at least one megawatt from a commercial-sized flywheel-based frequency regulation system, and have sufficient working capital to continue to execute our business plan through 2007, we will need to raise approximately $20 million of new funding. Also, we will need to raise additional amounts to finance construction of the additional frequency regulation facilities that are contemplated by our business plan.

As our business develops, we may from time to time evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through June 30, 2007, we have incurred losses of approximately $156.6 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

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

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses.  In 2006 we added a director of marketing and sales to investigate additional applications for our technologies.  We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products.  We continue to rely on our engineering personnel to provide technical specifications and product overviews to our potential customer base.  General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. We expect our selling, general and administrative expenses to increase slightly in 2007 over 2006 due primarily to the implementation and reporting expenses associated with compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing, sales and business development expenses related to the Smart Energy Matrix.

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

Loss on Contract Commitments

We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred. We evaluate our estimated costs to complete our government contracts on a quarterly basis, and establish or adjust our reserves when appropriate.  We are most likely to recognize probable losses on contract commitments early in a product’s introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. We recorded a $1.4 million charge in 2006 for anticipated losses on our research and development contracts.  No additional charges have been recorded during the first six months of fiscal 2007.

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities.  We have intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our Smart Power M5 inverter system, and expect to obtain other patents during 2007 and beyond.  Costs related to patent development were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004.  These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date.  Accordingly, all costs incurred during 2007 and 2006 related to the development of intellectual property have been expensed as incurred.

Interest and Other Income/Expense, net

Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and gains or losses on the sale of our impaired assets.

Results of Operations

Comparison of Three and Six Months ended June 30, 2007 and 2006

	Three months ended June 30,
	2007	2006	$ Change	% Change
	(in thousands)
Revenue	$449	$209	$240	115%
Cost of goods sold	419	206	(213)	(103)%
Gross margin	30	3	27	900%
Selling, general and administrative	1,549	1,628	79	5%
Research and development	1,824	1,087	(737)	(68)%
Loss on sales and contract commitments	—	688	688	100%
Depreciation and amortization	31	27	(4)	(15)%
Casualty loss (recovery)	(168)	—	168	0%
Interest and other income, net	140	154	(14)	(9)%
Net loss	$(3,066)	$(3,273)	$207	6%

	Six months ended June 30,
	2007	2006	$ Change	% Change
	(in thousands)
Revenue	$842	$498	$344	69%
Cost of goods sold	812	451	(361)	(80)%
Gross margin	30	47	(17)	36%
Selling, general and administrative	2,963	3,557	594	17%
Research and development	3,483	2,148	(1,335)	(62)%
Loss on contract commitments	—	688	688	100%
Depreciation and amortization	57	49	(8)	(16)%
Casualty loss (recovery)	(60)	—	60	0%
Interest and other income (expense), net	257	301	(44)	(15)%
Net loss	$(6,156)	$(6,094)	$(62)	1%

Revenue

The following table provides details of our revenues for the three and six months ended June 30, 2007 and 2006:

						Cumulative
						Contract
						Value	Total
	Percent	Three months ended June 30,		Six months ended June 30,		Earned as	Contract
	complete	2007	2006	2007	2006	of 2007	Value
	(dollars in thousands)
CEC	99%	$43	$121	$64	$145	$1,219	$1,233
NYSERDA PON 846	98%	19	20	67	198	632	646
NYSERDA PON 800	82%	(5)	7	(1)	23	51	63
Air Force Research Laboratory	93%	246	43	437	68	699	750
Sandia DOE Earmark	43%	117	—	247	—	323	752
Total Contract Revenue		$420	$191	$814	$434	$2,924	$3,444
M5 and accessories		29	18	28	64
Total		$449	$209	$842	$498	$2,924	$3,444

In the three-month period ended June 30, 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $420,000 and approximately $29,000 from the sale of our Smart Power M5™ inverter systems and related solar products.  In the same period for 2006, we recorded research and development contract revenue of approximately $191,000 and approximately $18,000 from the sale of our inverter systems and solar products.  Contract revenue was higher for the second quarter of 2007 compared to same period of 2006 by approximately $229,000 or 199%.  Contract revenue during the second quarter of 2007 was lower on the CEC and NYSERDA contracts than during the same period of 2006 by approximately $91,000, since the majority of the milestones on those contracts had been reached in earlier periods.  However, this decrease was more than offset by revenue increases on our Air Force Research Laboratory contract of approximately

$203,000 and additional revenue of approximately $117,000 on the Sandia DOE Contract which was awarded to us during the third quarter of fiscal 2006.

In the six months ended June 30, 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $814,000 and approximately $28,000 from the sale of our Smart Power M5™ inverter systems and related solar products.  In the same period for 2006, we recorded research and development contract revenue of approximately $434,000 and approximately $64,000 from the sale of our inverter systems and solar products.  Contract revenue was higher for the first six months of 2007 compared to same period of 2006 by approximately $380,000 or 88%.  Contract revenue during the first six months of 2007 was lower on the CEC and NYSERDA contracts than during the same period of 2006 by approximately $236,000, since the majority of the milestones on those contracts had been reached in earlier periods.  However, this decrease and the decrease in inverter revenue of approximately $36,000 were more than offset by revenue increases on our Air Force Research Laboratory contract of approximately $369,000 and additional revenue of approximately $247,000 on the Sandia DOE Contract which was awarded to us during the third quarter of fiscal 2006.

Cost of Goods Sold

Cost of goods sold for the three and six month periods ended June 30, 2007, and 2006 include primarily costs incurred in performance of our research and development contracts calculated using the percentage of completion method in the amounts of approximately $420,000 and $814,000, respectively.  Cost of goods sold for the three and six month periods ended June 30, 2007, increased approximately $213,000 and $360,000, respectively, over the corresponding three and six month periods in 2006.  The increases are consistent with the increases in contract revenue based on the percentage of completion accounting methodology.

Selling, General and Administrative Expense

The following details the key changes in our Selling, General and Administrative expenses for the three and six month periods ended June 30, 2007 in comparison to the equivalent periods during the prior year:

	Three months ended June 30,	Six months ended June 30,
	(in thousands)
Period Ended June 30, 2006	$1,628	$3,557
Increases (decreases):
Stock compensation expense	(98)	(282)
Public company expenses	(8)	(103)
Audit fees	(57)	(122)
Subcontractors and consultants	(108)	(90)
Office equipment upgrades	—	(27)
Other	(19)	(38)
Salaries and benefits	38	26
Legal and professional fees	173	42
Period Ended June 30, 2007	$1,549	$2,963

Comparison of six months ended June 30, 2007 to the six months ended June 30, 2006:

Selling, general and administrative expenses totaled approximately $2,963,000 and $3,557,000 for the six months ended June 30, 2007, and 2006, respectively. The reduction of approximately $594,000 or 17% was primarily the result of lower stock compensation of approximately $282,000 mainly due to a decrease in our stock market price, a reduction in public company expenses of approximately $103,000, a reduction in audit fees of approximately $122,000, a reduction in subcontractors and consultants of approximately $90,000, a reduction in the amount spent on office equipment upgrades of approximately $27,000, and other various items of approximately $38,000. These decreases were offset by an increase in salaries and benefits of $26,000 and legal and professional fees of approximately $42,000. We expect our selling, general and administrative expenses to be somewhat higher in 2007 than 2006 due primarily to implementation and reporting expenses associated with compliance with the

Sarbanes-Oxley Act of 2002, increases in staffing needed to support our transition to a production facility, increased marketing and sales expenses associated with flywheel products and fund-raising efforts.

Comparison of three months ended June 30, 2007, to the three months ended June 30, 2006:

Selling, general and administrative expenses totaled approximately $1,549,000 and $1,628,000 for the three months ended June 30, 2007, and 2006, respectively.  This represents a reduction of approximately $79,000 or 5%.  This reduction was primarily due to the same factors as noted in the comparison of the six months ended June 30, 2007, to the six months ended June 30, 2006.

Research and Development Expense

The following details the key changes in our Research and Development expenses for the three and six month periods ended June 30, 2007, in comparison to the equivalent periods during the prior year:

	Three months ended June 30,	Six months ended June 30,
	(in thousands)
Period Ended June 30, 2006	$1,087	$2,148
Increases (decreases):
Expense materials	324	510
Salaries and benefits	232	659
Consultants and subcontractors	208	276
Facility costs	43	59
Hiring expenses	64	42
Stock compensation expense	7	30
Travel	(3)	12
Allocation of overhead to contracts	(181)	(184)
Software maintenance	18	(25)
Other	25	(44)
Period Ended June 30, 2007	$1,824	$3,483

Comparison of six months ended June 30, 2007, to the six months ended June 30, 2006:

For the six months ended June 30, 2007, research and development expenses increased by approximately $1,335,000 or 62%, in comparison to the equivalent period in 2006.  This increase is primarily due to increased expenses for development materials of approximately $510,000, increased headcount-related expenses resulting from hiring of engineering personnel to support our flywheel development of approximately $659,000, increased usage of consultants of  approximately $276,000, increased facility costs of approximately $59,000, increased hiring expense of approximately $42,000, increased stock compensation expenses of approximately $30,000 and increased travel costs of approximately $12,000.  These increases were partially offset by increased allocation of overhead to contracts of approximately $184,000 based on more direct labor hours spent on contract activity during this period than during the equivalent period in 2006, lower software maintenance expenses of approximately $25,000, and reductions in other expenses of approximately $44,000.  We expect research and development costs to increase substantially in 2007 over 2006 levels due to increased headcount and development material to support the development of both the 25kWh flywheel system and the Smart Energy Matrix.

Comparison of three months ended June 30, 2007, to the three months ended June 30, 2006:

Research and development expenses totaled approximately $1,824,000 and $1,087,000 for the three months ended June 30, 2007, and 2006, respectively.  This represents an increase of approximately $737,000 or 68%.  This increase was primarily due to the same factors as noted in the comparison of the six months ended June 30, 2007, to the six months ended June 30, 2006.

Loss on Contract Commitments

We recorded contract commitment losses on our research and development contracts in 2005 of $1,535,000 based on expected cost overruns related to material, labor and overhead, as well as unplanned overruns in the amount of labor required to complete the contracts.  During the second quarter of 2006, we recorded additional charges totaling approximately $688,000 to the contract loss reserve.  This amount consisted of net increases in estimated material, labor, and travel costs expected to complete existing contracts of approximately $275,000; increases in the labor and overhead rates applied to the contracts based on actual costs of approximately $368,000, and other costs of $45,000.  Based on our assessments of the estimated costs to complete our contracts as of June 30, 2007, no additional charges to the contract loss reserve were required for the three or six months ended June 30, 2007.

Depreciation and Amortization

The increase in depreciation expense for the first six months of 2007 as compared to the first six months of 2006 of approximately $8,000, or 17%, is primarily attributable to depreciation on new assets acquired during 2007.  Likewise, the increase in depreciation expense for the three months ended June 30, 2007, over the comparable period in 2006 of approximately $4,000, or 15%, is also attributable to depreciation on new assets acquired during that period.  We expect depreciation during the remainder of 2007 to be higher than 2006 due to capital expenditures relating to the increase of production capacity in manufacturing.

Interest and Other Income/(Expense), net

Interest income for the quarter ended June 30, 2007, was approximately $10,000 less than for the equivalent period in 2006. The primary reason for this difference is that cash balances available for investing which were approximately $1 million lower, on average, than during the same period in the prior year.  In addition, during the second quarter of 2006 we received approximately $4,000 as partial settlement of a class action suit relating to unfair practices engaged in by certain insurance brokerage firms.

The decrease in interest and other income for the first six months of 2007 as compared to the same period during 2006 of approximately $44,000, or 15%, is primarily attributable to lower cash balances available for investing, particularly during the first half of the first quarter of the current fiscal year. As a result of our sale of stock during mid-February 2007, cash available for investing increased by approximately $10 million.  This decrease was partially offset by the receipt of a partial settlement related to a class action suit, as noted above.

Net Loss

As a result of the changes discussed above, the net loss for the six months ended June 30, 2007 was approximately $6,156,000 which compares to a net loss during the same period in 2006 of approximately $6,094,000, an increase in net loss of approximately $62,000 or 1%.

Liquidity and Capital Resources

	Six months ended June 30,
	2007	2006
	(in thousands)
Cash and cash equivalents	$9,395	$10,227
Working capital	7,419	8,459
Cash provided by (used in)
Operating activities	(5,031)	(3,595)
Investing activities	(488)	(96)
Financing activities	9,663	28
Net decrease in cash and cash equivalents	$4,144	$(3,663)
Current ratio	3.3	4.2

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

•                  The renovation of and move to our new headquarters

•                  Our continuation as a going concern

•                  Ongoing research and development of the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system

•                  The ramp up of our manufacturing and assembly capacity

•                  Purchasing the components for assembly of the flywheel systems to populate our first frequency regulation facility

•                  The build-out of the first facility to provide frequency regulation services to the electricity grid

•                  Working capital requirements; and

•                  The identification and development of new business opportunities that would enhance our business model.

We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to complete development of the Smart Energy Matrix™ flywheel system, as well as to build, operate and receive fees for frequency regulation services of at least one megawatt from our flywheel-based commercial frequency regulation system, and have sufficient working capital to continue to execute our business plan through 2007, in addition to the $10.6 million transaction in February, we will need to raise approximately $20 million of funding during the remainder of 2007, which includes the cost of structural improvements to and moving to our new headquarters.  Also, beginning in 2008 we will need to raise additional amounts beyond the foregoing $20 million to finance construction of the various additional frequency regulation facilities that are contemplated by our business plan.

Operating Activities

Net cash used in operating activities was approximately $3,595,000 and $5,031,000 for the six months ended June 30, 2006, and 2007, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the six months ending June 30, 2007, we had a net loss of approximately $6,156,000.  Adjustments to reconcile net loss to cash flow in 2007 include non-cash stock compensation of approximately $1,037,000, depreciation and amortization of approximately $56,000, and a net reduction in the asset impairment reserve of approximately $1,000, and changes in operating assets and liabilities of approximately $254,000  offset by a gain on the sale of fixed assets of approximately $4,000 and facility-related cash payments charged against restructuring reserves of approximately $219,000.  During the same period in 2006, we had a net loss of approximately $6,094,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $1,349,000, depreciation and amortization of approximately $48,000, offset by facility-related cash payments charged against restructuring reserves of approximately $183,000.  Changes in the operating assets and liabilities generated approximately $1,285,000 of cash during the first six months of 2006.

Investing Activities

Net cash used in investing activities was approximately $488,000 for the six months ending June 30, 2007, and $95,000 during the same period of 2006.  The principal use of cash in 2007 for investing activities was the purchase of property and equipment in the amount of approximately $492,000, offset by the sale of property and equipment of approximately $4,000.  The principal use of cash for investing activities during the first six months of 2006 was the purchase of property and equipment in the amount of approximately $95,000.

Financing Activities

Net cash provided by financing activities was approximately $9,663,000 for the first six months of 2007 and $28,000 during the same period of 2006.  During the first half of fiscal 2007, we raised approximately $9,652,000 from the sale of stock from our shelf registration, and approximately $11,000 for the issuance of stock to our employees under the employee stock purchase plan.  During the equivalent period of 2006, we received approximately $10,000 from the issuance of stock under the employee stock purchase plan, and approximately $18,000 from the exercise of employee stock options.

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

Item 3.                          Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At June 30, 2007, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts, approximately $515,000 of cash equivalents that were held in interest bearing checking accounts, and approximately $8,771,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be some risk of loss, which we deem to be low.

Item 4T.                  Controls and Procedures

Based on our market capitalization as of June 30, 2006, we were considered a “small business issuer” and hence are considered to be a “non-accelerated filer” with respect to our quarterly filings during 2007.  However, as of June 30, 2007 our market capitalization exceeded $75 million, and we will become an accelerated filer effective with our annual report on Form 10-K for 2007. We have begun activities aimed at complying with the requirements of Sarbanes-Oxley for our current fiscal year.  To that end, we have engaged Control Solutions to assist us with updating our documentation, performing a risk assessment, and testing the effectiveness of our controls.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II — OTHER INFORMATION

Item 1.                          Legal Proceedings

None.

Item 1A.                 Risk Factors

Except as set forth below, there have not been any material changes during the six months ended June 30, 2007, to the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006, and filed with the Securities and Exchange Commission on March 30, 2007 and amended on May 2, 2007.

Our ability to obtain site interconnection or other construction approvals in a timely manner for specific regulation plants from Independent System Operators (ISOs) is uncertain and this could adversely affect projected revenue milestones.

While our technology has been certified, approved or otherwise qualified for use by three ISOs, ISOs typically require site specific interconnection studies and approvals before a plant can be built at a specific location, which, if not provided and/or approved by the ISO in a timely manner, could delay our revenue milestones. For example, for plants in the 10-20 MW range, an electrical interconnection study is required to assess any potential adverse impacts on the grid associated with the proposed plant location. While these studies and approvals are a typical and customary requirement for every type of power generation technology, potential for delay exists since the studies are sometimes done by the ISOs themselves. In some cases, ISOs allow the studies to be done by the plant sponsor, but in every case results must be reviewed and approved by the ISO before a specific plant location is approved.  Additionally, our ability to meet our projected revenue milestones could be adversely affected by delays in obtaining site zoning approvals, or other delays which may occur with any construction project. While we believe we have allowed sufficient time for the completion of these site-specific interconnection studies and other project requirements consistent with our revenue milestones, there can be no assurance that delays in completion and/or approval of such studies or other delays will not occur, and that such any delays will not cause an adverse impact on our achievement of forecasted revenue milestones.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

On June 25, 2007, we held our annual meeting of shareholders.  At this meeting, stockholders voted on four matters:  (1) to amend our Sixth Amended and Restated Certificate of Incorporation to declassify our Board of Directors so that all directors are elected annually; (2) to amend our Sixth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock by 90,000,0000 shares, (3) to elect directors for a term of one year, and (4) to ratify the selection of Miller Wachman LLP as the Corporation’s independent auditors for 2007.  The result of the votes was as follows:

Matter voted upon:		Votes For:	Votes Against	Votes Withheld

1	Amend our Sixth Amended and Restated Certificate of Incorporation to declassify our Board of Directors so that all directors are elected annually.	61,214,267	403,634	118,440

2	Amend our Sixth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock by 90,000,000 shares.	57,321,822	4,181,506	233,013

3	Election of Directors for a one-year term:	Votes For:	Votes Withheld

	F. William Capp	60,585,256	1,151,085
	Stephen P. Adik	60,563,241	1,173,100
	Daniel E. Kletter	60,611,851	1,124,490
	Virgil G. Rose	60,599,509	1,136,832
	Jack P. Smith	60,679,654	1,056,687
	Edward A. Weihman	60,717,398	1,018,943

		Votes For:	Votes Against	Votes Withheld
4	Ratification of the selection of Miller Wachman LLP as the Corporation’s independent auditors for 2007.	61,028,409	496,243	211,689

The total shares outstanding and eligible to vote as of the record date of May 11, 2007, were 70,944,514 shares.  Proxies representing 61,736,341 shares or 87 percent of the eligible voting shares were received and tabulated.

Item 5.                          Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

1.1	(5)	Free Writing Prospectus — Form of Investor Purchase Agreement.

1.2	(6)	Prospectus Supplement to Prospectus dated December 14, 2006.

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(8)	Amended and Restated Bylaws, as amended.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Form of specimen stock certificate.

10.1	(7)	Placement Agency agreement with Merriman Curhan & Company.

10.2	(4)	Employment agreement dated March 2, 2007 between the Company and F. William Capp

10.3	(4)	Employment agreement dated March 2, 2007 between the Company and James M. Spiezio

10.4	(4)	Employment agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz

10.5	(4)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.

10.6	(4)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.

10.7	(4)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.

10.8	(4)	Option Agreement dated March 2, 2007 between the Company and F. William Capp.

10.9	(4)	Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.

10.10	(4)	Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.

10.11	(9)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43886) and the DEF 14A filed on May 25, 2007 (File No. 000-31973)..

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

(4)             Incorporated by reference from the Form 8-K filed on March 7, 2007 (File No. 000-31973).

(5)             Incorporated by reference from the Form FWP filed on February 12, 1007 (File No. 333-137071).

(6)             Incorporated by reference from the Form 424B5 filed on February 13, 2007 (File No. 333-137071).

(7)             Incorporated by reference from the Form 8-K filed on February 13, 2007 (File No. 000-31973).

(8)             Incorporated by reference from the Form 10-Q filed on May 3, 2007 (File No. 000-31973).

(9)             Incorporated by reference from the Form 8-K filed on July 23, 2007 (File No. 000-31973).

+                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: August 7, 2007	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer

August 7, 2007	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer