Form 10-Q
period 2007-09-30
BEACON POWER CORP
filed 2007-11-09
CIK 1103345

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31973

BEACON POWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3372365 (I.R.S. Employer Identification No.)
234 Ballardvale Street Wilmington, Massachusetts (Address of principal executive offices)	01887-1032 (Zip code)
(978) 694-9121 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of November 7, 2007 was 88,653,361.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Table of Contents

		Page
PART I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006 (audited).	2
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and for the period from May 8, 1997 (date of inception) through September 30, 2007.	3
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from May 8, 1997 (date of inception) through September 30, 2007.	4
	Notes to Unaudited Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	32
Item 4T.	Controls and Procedures.	32
PART II. Other Information
Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33
Item 3.	Defaults Upon Senior Securities.	33
Item 4.	Submission of Matters to a Vote of Security Holders.	33
Item 5.	Other Information.	33
Item 6.	Exhibits.	34
Signatures		36

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,194,209	$5,251,337
Accounts receivable, trade, net	518,409	506,402
Unbilled costs on contracts in progress	311,408	133,240
Prepaid expenses and other current assets	1,202,289	777,276

Total current assets	16,226,315	6,668,255
Property and equipment, net	2,876,988	415,406
Restricted cash	374,346	174,346

Total assets	$19,477,649	$7,258,007

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$603,416	$453,077
Accrued compensation and benefits	955,298	456,075
Other accrued expenses	1,691,786	834,832
Advance billings on contracts	33,156	445,719
Accrued contract loss	156,734	821,032
Restructuring reserve	37,189	347,408

Total current liabilities	3,477,579	3,358,143

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 76,675,515 and 59,524,687 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	766,755	595,247
Additional paid-in-capital	175,324,628	154,426,395
Deficit accumulated during the development stage	(159,378,474)	(150,408,939)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)

Total stockholders' equity	16,000,070	3,899,864

Total liabilities and stockholders' equity	$19,477,649	$7,258,007

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

	Three month(s) ended September 30,				Cumulative from May 8, 1997 (date of inception) through September 30, 2007
			Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$372,515	$277,343	$1,214,550	$775,376	$4,546,263
Cost of goods sold	351,311	237,986	1,163,102	689,329	5,041,313

Gross profit	21,204	39,357	51,448	86,047	(495,050)
Operating expenses:
Selling, general and administrative	1,388,185	1,715,617	4,351,578	5,273,025	49,450,146
Research and development	1,978,318	1,314,390	5,461,688	3,462,230	65,493,151
Loss on contract commitments	(434,348)	279,083	(434,348)	966,869	2,860,902
Depreciation and amortization	42,723	24,334	99,364	72,752	4,416,030
Casualty loss (recovery)	(9,024)	—	(69,084)	—	—
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916

Total operating expenses	2,965,854	3,333,424	9,409,198	9,774,876	129,043,425

Loss from operations	(2,944,650)	(3,294,067)	(9,357,750)	(9,688,829)	(129,538,475)
Other income (expense):
Interest income	124,300	115,079	377,791	410,162	4,923,178
Interest expense	—	—	—	—	(1,093,703)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	6,559	13,983	10,424	19,410	(225,862)

Total other income (expense), net	130,859	129,062	388,215	429,572	7,166,195

Net loss	(2,813,791)	(3,165,005)	(8,969,535)	(9,259,257)	(122,372,280)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)

Loss to common shareholders	$(2,813,791)	$(3,165,005)	$(8,969,535)	$(9,259,257)	$(159,310,974)

Loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.16)

Weighted-average common shares outstanding	72,661,975	59,218,443	69,844,813	58,958,108

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from May 8, 1997 (date of inception) through September 30, 2007
	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,969,535)	$(9,259,257)	$(122,372,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,364	72,752	4,416,031
Loss (gain) on sale of fixed assets	(1,317)	—	194,852
Impairment of assets, net	553	229	4,551,147
(Expenses paid) restructuring charge	(310,219)	(274,545)	37,189
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	920,461	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	1,450,635	943,589	2,720,759
Deferred rent	(610,363)	—	(610,363)
Changes in operating assets and liabilities:
Accounts receivable	(12,007)	414,136	(518,409)
Unbilled costs on government contracts	(178,168)	190,289	(311,408)
Prepaid expenses and other current assets	185,350	523,074	(691,586)
Accounts payable	150,339	(8,459)	603,416
Accrued compensation and benefits	499,223	526,419	955,298
Advance billings on contracts	(412,563)	186,951	33,156
Accrued interest	—	—	275,560
Accrued loss on contract commitments	(664,298)	113,231	156,734
Other accrued expenses and current liabilities	856,954	29,021	1,700,456

Net cash used in operating activities	(7,916,052)	(5,622,109)	(104,943,635)

Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(200,000)	—	(374,346)
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(2,564,259)	(142,524)	(11,376,009)
Sale of property and equipment	4,077		202,674

Net cash used in investing activities	(2,760,182)	(142,524)	(8,397,171)

Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	18,848,653	—	35,957,130
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	10,557	10,302	162,898
Exercise of employee stock options	43,282	28,600	2,246,904
Stock and warrants issued to landlord	716,614	—	716,614
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000

Net cash provided by (used in) financing activities	19,619,106	38,902	127,535,015

(Decrease) increase in cash and cash equivalents	8,942,872	(5,725,731)	14,194,209
Cash and cash equivalents, beginning of period	5,251,337	13,890,162	—

Cash and cash equivalents, end of period	$14,194,209	$8,164,431	$14,194,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126

Cash paid for taxes	$—	$—	$32,750

Assets acquired through capital lease	$—	$—	$535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business

        Beacon Power Corporation (the "Company", "Beacon", "we", "our", or "us") (a development stage company) was incorporated on May 8, 1997. We design, develop and expect to commercialize advanced products and services to support stable, reliable and efficient electricity grid operation. Our immediate business strategy is to commercialize our patented flywheel energy storage technology to perform frequency regulation services on the grid. To achieve this strategy, we have entered into a long-term lease on a manufacturing facility and we expect to move our operations into this facility in November of this year. Additionally, we have filed a Small Generator Interconnection Request application with the New York Independent System Operator (NYISO). This interconnection application was based on design work for Beacon's 20-megawatt plant that was recently completed.

        Our Smart Energy Matrix, which has been approved for use in three of the country's five open-bid regulation markets, is designed to be a non-polluting, megawatt- level, utility-grade flywheel-based solution that would provide sustainable frequency regulation services. For each plant location, we will need to complete the associated site acceptance process, including securing all permits and licenses per local and national codes. We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. In addition, we believe as the commercialization of our technologies continues other cost-effective applications for our flywheel systems will develop that will provide additional revenues. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

        During 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses, and during 2005, we raised approximately $17 million via private placements of our common stock. During 2007, net of offering expenses, we have raised approximately $42.6 million as a result of three financings. In the first quarter we raised approximately $9.6 million through the sale of our common stock in a private placement. In the third and fourth quarter we raised approximately $9.2 million and $23.8 million, respectively, through the sale of common stock and warrants pursuant to our shelf registration statement. We believe that the capital raised this year will provide sufficient funding for us to continue to implement our business plan into the fourth quarter of 2008.

Operations

        We have experienced net losses since our inception and, as of September 30, 2007, had an accumulated deficit of approximately $159 million. We are focused on the commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our government research and development contracts. The deployment of our Smart Energy Matrix™ flywheel system for frequency regulation will require substantial additional outlays of capital that we expect to fund primarily through the use of project finance. We expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) and be cash flow positive by 2010; however, we will need to secure project financing for the construction of our frequency regulation facilities, and if we are not able to obtain sufficient financing to continue to deploy regulation facilities we may need to raise additional capital in 2008 and beyond through the sale of shares of the company's stock. Based on our forecasted cash usage rates, we estimate that we have adequate cash to fund operations into the fourth quarter of 2008. Estimated cash outlays to move operations to our new corporate location and to close out the lease on the Wilmington facility are expected to be approximately $0.7 million. The net cash required for structural improvements at the Tyngsboro facility to support our administrative, research and development and manufacturing requirements is expected to be approximately $5.0 million. In the short term, capital equipment of approximately $1.0 million will be required to meet our 2008 production schedule. Additional capital expenditures will be required in the future to maximize plant capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules. Our business model is to maximize the use of project financing for the future deployment of frequency regulation facilities. To the extent financing does not provide sufficient funding, we will seek to obtain additional equity investments as needed to cover expenses relating to continuing operations including ongoing research and development, ramping up our manufacturing and assembly capacity, and building revenue-generating frequency regulation facilities.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A, for the year ended December 31, 2006. In our management's opinion, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Going Concern

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have had minimal revenues, and incurred losses of approximately $159 million since our inception, including losses during the nine months ending September 30, 2007 of approximately $9.0 million. We had approximately $14.2 million of cash and cash equivalents on hand at September 30, 2007. Subsequent to the end of the third quarter we completed an equity raise of approximately $23.8 million net of expenses through the sale of common stock and warrants pursuant to our shelf registration statement. Since our operating cash requirements and the costs associated with deploying frequency regulation facilities may exceed any cash generated from our current operations and fundraising efforts, we may be unable to continue as a going concern. The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

        We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. In the long term, the generation of sufficient cash flow is dependent on our ability to successfully establish a share of the frequency regulation market based on deploying our Smart Energy Matrix™ flywheel systems, as well as obtaining sufficient project or equity financing to develop our frequency regulation facilities.

Consolidation

        The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation. Our former subsidiary, Beacon Acquisition Co., was inactive in 2005 and was dissolved in January 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share—Basic and Diluted

        Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations. Since we incurred net losses during both the quarter and nine months ended September 30, 2007 and 2006, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

Stock-Based Compensation

        During the first quarter of 2006, we adopted the provisions of, and accounted for, stock-based compensation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment." Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

        The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations.

"Lease Obligation and Deferred Rent

        During July 2007, we signed a new seven-year operating lease with escalating payments on a new facility in Tyngsboro, Massachusetts. As part of the this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 5: Commitments and Contingencies.) Additionally, the landlord has agreed to reimburse the Company for certain leasehold improvements. We have recorded rental expense on a straight line basis in accordance with SFAS No. 13 "Accounting for Leases." The deferred rent included in Prepaid expenses and other current assets as of September 30, 2007 is approximately $610,000."

Note 3. Accounts Receivable

        Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	September 30, 2007	December 31, 2006
Accounts receivable, trade	$520,977	$525,270
Reserve	(2,568)	(18,868)

Accounts receivable, net	$518,409	$506,402

        Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At September 30, 2007 and December 31, 2006 we had approximately $67,600 and $54,600, respectively, of holdbacks in our accounts receivable balance. These holdbacks are payable once work has been satisfactorily completed and the final report has been received and approved. We believe these holdbacks will be collected upon completion of the contracts, and therefore have not recorded any reserve against these amounts.

Note 4. Property and Equipment

        Details of our property and equipment follow:

	Estimated Useful Lives	September 30, 2007	December 31, 2006
Construction in Progress	Varied	$2,162,135	$70,361
Machinery and equipment	5 years	1,102,495	744,514
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	255,940	255,940
Office equipment	3 years	1,521,632	1,486,951
Leasehold improvements	Lease term	533,352	533,352
Equipment under capital lease obligations	Lease term	850,579	918,285

Total		$6,442,896	$4,026,166
Less accumulated depreciation and amortization		(3,565,908)	(3,610,760)

Property and equipment, net		$2,876,988	$415,406

        All purchased or developed capital assets are classified as "Construction in Progress" when initially acquired, and reclassified to the appropriate asset account upon being placed in service. No depreciation expense is recorded for Construction in Progress since these items are not yet in service. As of September 30, 2007, the amount shown as Construction in Progress included approximately $1.7 million in leasehold improvements at the Tyngsboro facility, approximately $146,000 in production inventory materials to be used to manufacture flywheels for our initial frequency regulation facility and approximately $302,000 for equipment, software and tooling not yet placed into service.

Note 5. Commitments and Contingencies

        The following table summarizes our cash commitments at September 30, 2007:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Year ending:
December 31, 2007	$230,638	$3,630,797	$3,861,435
December 31, 2008	503,687		503,687
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
Thereafter	1,422,688		1,422,688

Total Commitments	$5,118,262	$3,630,797	$8,749,059

        In July 2007, we signed a seven-year lease on a new corporate headquarters that will significantly expand our manufacturing capacity and provide sufficient space to continue our research and development activities. Our new facility is located at 65 Middlesex Road, Tyngsboro, MA. The new 103,000 square foot facility, which will have manufacturing capacity for the production of more than 1,000 flywheels per year, is currently being renovated and built out to our specifications, and we expect to relocate all operations to our new corporate home in November of 2007. The lease on our current facility in Wilmington, MA will expire at the end of November 2007.

        As part of the Tyngsboro lease agreement, we issued to the landlord 150,000 shares of our common stock that were issued pursuant to our registration statement on Form S-3 filed on August 17, 2007, which we amended on August 27, 2007 and became effective on August 28, 2007, and a warrant exercisable for 500,000 shares of our common stock pursuant to an exemption from registration under the Securities Act of 1933, as amended, in return for lower cash payments payable by us under the lease. We have provided the Wilmington and Tyngsboro lessors with irrevocable letters of credit securing our performance under these leases with a balance at September 30, 2007 of $374,346, which are reduced periodically during the lease terms. These letters of credit are secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. In addition, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

        Estimated cash outlays to move and to close out the lease on the Wilmington facility are expected to be approximately $.7 million. The net cash required for structural improvements at the Tyngsboro facility to support our office, research and development and manufacturing requirements is expected to be approximately $5.0 million. In the short term, capital equipment of approximately $1.0 million will be required to meet our 2008 production schedule. Additional capital expenditures will be required in the future to optimize the plant for maximum capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

        During the third quarter, we successfully completed all critical performance tests on the Smart Energy 25 flywheel, and as a result of these test results we have placed orders for all materials required to build our first 10 commercial flywheel units which are expected to be commercially deployed in a one-megawatt system in April, 2008. At September 30, 2007, we had firm, non-cancelable purchase commitments with our suppliers to acquire components for these commercial units, complete the build-out of the Tyngsboro facility, and to satisfy contractual obligations for our research and development programs in the amount of approximately $3.6 million.

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

        On October 9, 2007, Arete Power, Inc. filed a complaint against the Company, claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." An answer to the complaint is presently due by the end of 2007. No discovery has been exchanged or conducted. An initial case management conference has been tentatively scheduled for January 15, 2008. We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Note 6. Restructuring and Asset Impairment Charges

        We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." In 2002, we incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represented impaired capital equipment and leasehold improvements, $0.3 million related to severance costs and $1.9 million related to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as "Restructuring Reserve" in the current liabilities section of the balance sheet.

        At September 30, 2007 and December 31, 2006, the restructuring reserves were as follows:

	Nine months ended September 30, 2007	Twelve months ended December 31, 2006
Beginning balance	$347,408	$713,469
Charges for the period	—	—
Reductions	(310,219)	(366,061)

Ending balance	$37,189	$347,408

Note 7. Stock Warrants

        The following schedule shows warrants outstanding as of September 30, 2007:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/24/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.99	3,287,821
November 8, 2005 Financing (Placement Agents)	11/8/2005	11/8/2008	$2.21	450,000
February 15, 2007 Shelf Issue	2/15/2007	2/15/0012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$1.99	153,061

Total warrants outstanding				17,575,117

        We have outstanding several series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.

May 2005 Financing Warrant

        In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock at an exercise price of $1.008.

November 2005 Financing Warrants

        As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten "accredited investors." Each warrant was exercisable for a period of five years and the per-share exercise price for the warrant shares was $2.21. The terms of these warrants included anti-dilution provisions which required us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

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

        In February 2007, we issued stock at a price per share below the $1.85 threshold noted above. Based on the warrants' anti-dilution provisions, the exercise price of these warrants was adjusted from $2.21 to $1.99 and 327,294 additional warrants were issued to the investors. Warrants issued to the placement agent were not subject to adjustment.

February 2007 Shelf Warrants

        In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 6,261,786 warrants. These warrants become exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on September 1, 2006, which became effective on December 14, 2006. We filed a request with the Securities and Exchange Commission on August 1, 2007 that this registration statement on Form S-3 be withdrawn and the unsold securities deregistered, and filed a new shelf registration statement on Form S-3 for $50 million on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

July 2007 Warrants

        In July 2007 we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 500,000 shares of our common stock at an exercise price of $1.77 per share. This warrant became exercisable as of July 23, 2007, may be exercised at any time over the term of the lease and expires on July 22, 2014. The warrant and the shares issuable upon exercise of the warrant are restricted securities and may not be sold without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption there from.

September 2007 Shelf Warrants

        In September 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share. The warrants become exercisable as of March 11, 2008, and expire on March 11, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

October 2007 Shelf Warrants

        Subsequent to the end of the quarter, we sold 11,911,852 units of the Company at a purchase price of $2.09875 per unit. Each unit consisted of one share of our common stock and one warrant to purchase .95 shares of our common stock at an exercise price of $2.97 per share. See Subsequent Event footnote for more details.

Note 8. Stock-Based Compensation

Description of Plans

Stock Option Plan

        Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock. Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options ("ISOs") are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options ("NSOs") are to be granted at a price determined by the Board of Directors. In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years. Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. At September 30, 2007, we had 8,459,548 shares reserved for issuance under this plan, excluding shares currently reserved for outstanding options and RSUs.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "ESPP") allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date. Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan. The ESPP provides for the purchase of up to 2,000,000 shares of our common stock. At September 30, 2007, we had 1,850,354 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

        Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units ("RSUs") to our employees, officers, directors and other service providers. We use RSUs to (i) align our employees' interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash. With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments. There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder's resignation or termination for cause.

        Restricted stock activity for the year ended December 31, 2006, and for the nine months ended September 30, 2007, is as follows:

	Nine months ended September 30, 2007	Year ended December 31, 2006	Year ended December 31, 2005
		(number of shares)
Shares issued related to vested RSUs:
Current year grant based upon prior year bonus plan	—	587,374	593,080
Based on prior year grants	10,533	108,786	—
Based upon current year executive officer agreement	12,020	10,533	—
Vested RSUs not yet converted to stock	9,521	3,511	—
RSU's granted but not vested:
Based upon prior year bonus plan	—	—	108,756
Related to 2006 executive officer agreement	17,564	28,097	—
Related to 2007 executive officer agreement	54,118	—	—
Related to performance-based executive plan*	1,265,823	1,265,823	—

*Subject to achievement of performance requirements.

Stock Option Plan Schedules

        Stock option activity for the first nine months of 2007 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2006	6,546,886	$1.23
Granted	2,342,408	$1.02	$0.60
Exercised	(47,747)	$0.91
Canceled, forfeited or expired	(85,197)	$1.40

Outstanding, September 30, 2007	8,756,350	$1.18

        The following table summarizes information about stock options outstanding at September 30, 2007:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Vested Number of Options	Vested Weighted- Average Exercise Price
$0.26–$0.74	3,206,638	6.78	$0.70	3,206,638	$0.70
$0.82–$1.26	3,615,927	7.50	$0.93	1,940,853	$0.94
$1.51–$2.19	1,476,535	7.93	$1.83	914,504	$1.91
$2.50–$3.10	130,000	2.60	$2.64	130,000	$2.64
$4.10–$5.27	222,250	3.41	$4.40	222,250	$4.40
$6.00–$9.31	105,000	3.06	$6.40	105,000	$6.40

Total	8,756,350			6,519,245

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

        Restricted stock units (RSUs) are valued at the stock price at date of grant, and expensed ratably over the performance period or vesting period, as appropriate. The number of PSUs for which stock compensation expense is calculated is based upon management's assessment of the likelihood of achieving the performance targets.

        The assumptions used to value stock option grants for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.14%–5.02%	4.79%–5.13%	4.14%–5.05%	4.68%–5.13%
Expected life of option	3 years	3 years	3 years	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%	0%
Assumed volatility	90%–101%	106%–129%	90%–101%	106%–129%
Expected forfeitures	10%	10%	10%	10%

        Stock-based compensation expense recognized on our consolidated statement of operations for the three and nine months ended September 30, 2007, and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Selling, general and administrative	$270,715	$356,644	$931,204	$1,299,306
Research and development	143,355	158,324	519,431	564,744

Total stock compensation expense	$414,070	$514,968	$1,450,635	$1,864,050

Components of stock compensation expense:
Amortization of deferred compensation from restricted stock units (RSUs)	$—	$120,150	$—	$920,460
Compensation expense related to other RSUs	148,496	235,998	459,096	264,339
Compensation expense related to stock options	265,574	158,820	991,539	679,251

Total stock compensation expense	$414,070	$514,968	$1,450,635	$1,864,050

        As of September 30, 2007, there was approximately $2,054,011 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 9. Subsequent Events

        On October 5, 2007, we announced that we had been notified by the U.S. Department of Energy that we could submit a full application for a DOE program that would provide loan guarantees to commercial lenders for up to 80% of the project debt needed to finance the construction of our first 20-megawatt flywheel frequency regulation plant. We were one of only 16 companies selected from a total of 143 that filed "pre-applications" for loan guarantees, and the only company whose project was chosen in the "Electricity Delivery and Energy Reliability" category. We have not yet submitted the full application for these loan guarantees, and there is no assurance that we will receive any loan guarantees.

        On October 9, 2007, Arete Power, Inc. filed a complaint against the Company claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." An answer to the complaint is presently due by the end of 2007. No discovery has been exchanged or conducted. An initial case management conference has been tentatively scheduled for January 15, 2008. We believe that this lawsuit is without merit, and we plan to vigorously defend the Company against the lawsuit.

        On October 24, 2007, the Company entered into Amendment No. 3 (the "Amendment") to the Rights Agreement, dated as of September 25, 2002, between the Company and Computershare Trust Company, N.A. (fka Equiserve Trust Company, N.A.), as Rights Agent, as previously amended by Amendment No. 1 dated as of December 27, 2002 and Amendment No. 2 dated as of August 8, 2007 (as amended, the "Rights Agreement"). The Amendment allows The Quercus Trust and persons who are beneficial owners through it to have a beneficial ownership percentage of up to 20% of the Company's Common Stock without triggering the rights under the Rights Agreement. The Amendment also excludes from the beneficial ownership computations used to determine whether a person has become an Acquiring Person (as defined in the Rights Agreement) those securities that might otherwise be acquired by exercising a warrant but for a limitation in such warrant or elsewhere that prevents such exercise to the extent it would cause such person to become an Acquiring Person.

        On October 31, 2007, we sold 11,911,852 units of the Company at a purchase price of $2.09875 per unit for a total of approximately $23.8 million, net of expenses . Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The warrants become exercisable six months and one day after their issuance, and expire five and one half years after their issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

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

Research and Development Contract Revenue Recognized on the Percentage-of-Completion Method

        We recognize contract revenue using the percentage-of-completion method, based primarily on labor hours incurred to date compared with total estimated direct labor hours. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in "Unbilled costs on contracts in process" in our balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under "Advance billings on contracts." Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

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

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" long-lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

Sarbanes-Oxley Compliance

        Companies that are considered "accelerated filers" as defined in Exchange Act Rule 12b-2 were required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX) as of the first fiscal year ending on or after November 15, 2004. Non-accelerated and foreign private issuers must comply with SOX by the first fiscal year ending on or after December 15, 2007. Based on our market capitalization as of June 30, 2006, we were considered a "small business issuer" and hence are considered to be a "non-accelerated filer" with respect to our quarterly filings during 2007. However, as of June 30, 2007 our market capitalization exceeded $75 million, and we will become an accelerated filer effective with our annual report on Form 10-K for 2007. We have begun activities aimed at complying with the requirements of Sarbanes-Oxley for our current fiscal year.

Recently Issued Accounting Pronouncements and Regulations

        None.

Overview

        We design, develop, configure and expect to begin offering for sale, advanced products and services to support more reliable and cost-effective electricity grid operation. The focus of our research and development has been to establish commercially viable flywheel-based energy storage technologies that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. Initially, we expect to generate revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America. We believe that as we expand our production capabilities we can become a provider of frequency regulation services to grid operators on a global basis. In addition, we believe that as the commercialization of our technologies continues we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities.

        Our immediate market focus will be on the geographic regions of the domestic grid that have been deregulated. These regions and their Independent System Operator (ISO) designations are: New England (ISO New England); California (California ISO); Texas (ERCOT); New York (New York ISO); and the Mid-Atlantic (PJM Interconnection). These regional ISOs or grid operators purchase frequency regulation services from independent providers in open bid markets that they manage and maintain. We are seeking to become one such provider. We believe our technology will offer grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide, nitrogen oxide, sulfur dioxide and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services. We believe that we will have lower operating costs and faster response times than the majority of other entities that provide frequency regulation services, which we believe will allow us to have sufficient margins to make the company economically viable.

        In North America, the frequency regulation market in areas that are deregulated and accessible via open-bid market mechanisms was valued at over $650 million in 2006. Based on global electrical production, we believe that the worldwide frequency regulation market is several times this amount. Under the open-bid market in the US, grid operators forecast the need for frequency regulation as a percentage of expected power demand and approved suppliers submit bids for these services. Significant growth in the US open-bid market is expected due to a combination of factors, including the expected expansion of open-bid regulation markets and increased market penetration of intermittent renewable resources, including wind and solar.

        To fully exploit this regulatory-driven open-bid market, we expect to design, build, own and operate a number of frequency regulation facilities. Our business model, which is a sale-of-services model, is similar to that of independent power producers who also design, build, own and operate their own power plants. Each Smart Energy Matrix™ frequency regulation facility will be up to 20 megawatts (MW) in size. A Smart Energy Matrix™ is a multi-flywheel energy storage system designed to provide reliable and sustainable frequency regulation services for electricity grids. A Smart Energy Matrix™ can be scaled to any size to provide one or more megawatts of frequency regulation capacity. Smart Energy Matrix™ frequency regulation plants that are 20 MW or less in size offer the advantage of being eligible to use fast-track interconnection regulations that allow plants of this capacity or smaller to be approved more quickly in accordance with streamlined regulatory rules. However, for each plant location, we will need to complete the associated site acceptance process, including securing all permits and licenses per local and national codes. A key benefit of our business model is that we begin to obtain revenues from the sale of services immediately upon installation of each megawatt. Another key benefit of our business model is that we avoid the costs and lengthy procurement cycles typically associated with marketing capital equipment to the utility sector.

        The key qualification for our participation in these markets is the ability to demonstrate that our technology can provide the required services within the rules determined by the grid operators. To attain this qualification and accelerate market entry we installed scale-power prototypes in New York and California for formal field trials. Both trials have been successfully concluded, and have resulted in certification or other approval to-date from ISOs in three regions: California ISO, New York ISO, and PJM Interconnection (Mid-Atlantic).

        During 2007, net of offering expenses, we have raised approximately $42.6 million as a result of three financings. Based on these financings we believe we have adequate cash to fund operations into the fourth quarter of 2008. Estimated cash outlays to move operations to our new corporate location and to close out the lease on the Wilmington facility are expected to be approximately $0.7 million. The net cash required for structural improvements at the Tyngsboro facility to support our office, research and development and manufacturing requirements is expected to be approximately $5.0 million. In the short term, capital equipment of approximately $1.0 million will be required to meet our 2008 production schedule. Additional capital expenditures will be required in the future to optimize the plant to maximum capacity. The amount and timing of these expenditures are dependent on the equipment needed to meet our production schedules. Our business model is to maximize the use of project financing for the ongoing deployment of frequency regulation facilities. To the extent financing does not provide sufficient funding we will seek to obtain additional equity investments as needed to cover expenses relating to continuing operations including ongoing research and development, ramping up our manufacturing and assembly capacity, and building frequency regulation facilities.

        We expect to begin commercial production of our Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ system, in December, 2007 and put our first megawatt of frequency regulation into service by the end of April, 2008.

        As our business develops, we may from time to time evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

        From inception through September 30, 2007, we have incurred losses of approximately $159 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

Revenues

        We were awarded fixed price research and development contracts from government agencies and are pursuing similar contracts from other government agencies. We have recognized revenues on our existing contracts using the percentage of completion method. In prior years, we placed development prototype flywheel systems in both New York and California, where they successfully in demonstrated the feasibility of using our technology to provide frequency regulation services. To date we have not recognized commercial revenues from our frequency regulation product. In addition, we continue to evaluate other markets for our flywheel systems for future revenue opportunities.

Cost of Goods Sold

        Cost of goods sold on fixed price research and development contracts is predominantly being recorded on the percentage of completion method and consists of direct labor and material, subcontracting, and associated overhead costs.

Selling, General and Administrative Expenses

        Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. In 2006 we added a director of marketing and sales to investigate additional applications for our technologies. Although our year-to-date expenditures for selling, general and administrative expenses for 2007 is approximately 17% lower than during the same period during 2006, due primarily to lower stock compensation expense as a result of fewer new hire option grants and a lower stock price earlier in the fiscal year, a reduction in public company expenses, reduced use of subcontractors and consultants, and allocation of a portion of our general and administrative expenses to our Sandia contract, we expect sales and marketing expenses for the fourth quarter to increase as we expand efforts to define new markets for our products. We continue to rely on our engineering personnel to provide technical specifications and product overviews to our potential customer base. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. We expect our selling, general and administrative expenses to increase slightly during the fourth quarter of 2007, as compared to the fourth quarter of 2006, due primarily to the implementation and reporting expenses associated with compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, fundraising activities, and marketing, sales and business development expenses related to the Smart Energy Matrix.

Research and Development

        Our cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design and development process. Our research and development costs for the first three quarters of 2007 were approximately 58% higher than during the same period in 2006, due to increased engineering headcount to support development and testing as well as material used to develop and test our Smart Energy 25 flywheel system.

        These costs will continue to increase during the fourth quarter of 2007 as compared to the fourth quarter of 2006 as we complete the transition to our new facility in Tyngsboro, MA, and begin commercial production activities aimed at implementing our first frequency regulation facility.

Loss on Contract Commitments

        We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred. We evaluate our estimated costs to complete our government contracts on a quarterly basis, and establish or adjust our reserves when appropriate. We are most likely to recognize probable losses on contract commitments early in a product's introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. We recorded a $1.4 million charge in 2006 for anticipated losses on our research and development contracts. During the three- and nine-month periods ended September 30, 2007, we recorded a reduction to the losses on contract commitments of approximately $434,000, of which approximately $321,000 was based on our evaluation of our estimated costs to complete government contracts, and approximately $113,000 was due to an adjustment of overhead charged to these contracts based on the difference between forecasted and actual overhead rates.

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

Results of Operations

Comparison of Three and Nine Months ended September 30, 2007 and 2006

	Three months ended September 30,
	2007	2006	$ Change	% Change
		(in thousands)
Revenue	$373	$277	$96	35%
Cost of goods sold	352	238	(114)	48%

Gross margin	21	39	(18)	46%
Selling, general and administrative	1,388	1,716	328	19%
Research and development	1,978	1,314	(664)	51%
Loss on sales and contract commitments	(434)	279	713	256%
Depreciation and amortization	43	24	(19)	79%
Casualty loss (recovery)	(9)	—	9	0%
Interest and other income, net	131	129	2	2%

Net loss	$(2,814)	$(3,165)	$351	11%

	Nine months ended September 30,
	2007	2006	$ Change	% Change
		(in thousands)
Revenue	$1,215	$775	$440	57%
Cost of goods sold	1,163	689	(474)	69%

Gross margin	52	86	(34)	40%
Selling, general and administrative	4,352	5,273	921	17%
Research and development	5,462	3,462	(2,000)	58%
Loss on contract commitments	(434)	967	1,401	145%
Depreciation and amortization	99	73	(26)	36%
Casualty loss (recovery)	(69)	—	69	0%
Interest and other income (expense), net	388	430	(42)	10%

Net loss	$(8,970)	$(9,259)	$289	3%

Revenue

        The following table provides details of our revenues for the three and nine months ended September 30, 2007 and 2006:

		Three months ended September 30,		Nine months ended September 30,
						Cumulative Contract Value Earned as of 2007
	Percent complete						Total Contract Value
		2007	2006	2007	2006
		(dollars in thousands)
CEC	99%	$1	$47	$65	$192	$1,220	$1,233
NYSERDA PON 846	98%	—	19	67	217	632	646
NYSERDA PON 800	82%	—	6	(1)	29	51	63
Air Force Research Laboratory	99%	41	129	477	197	740	750
Sandia DOE Earmark	84%	310	25	557	25	632	752

Total Contract Revenue		$352	$226	$1,165	$660	$3,275	$3,444
M5 and accessories		21	51	50	115

Total		$373	$277	$1,215	$775	$3,275	$3,444

        In the three-month period ended September 30, 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $352,000, and approximately $21,000 from the sale of our Smart Power™ M5 inverter systems and related solar products. In the same period for 2006, we recorded research and development contract revenue of approximately $226,000 and approximately $51,000 from the sale of our inverter systems and solar products. Contract revenue was higher for the third quarter of 2007 compared to same period of 2006 by approximately $126,000 or 56%. Contract revenue during the third quarter of 2007 was lower on the CEC, NYSERDA and Air Force Research Laboratory contracts than during the same period of 2006 by approximately $159,000, since the majority of the milestones on those contracts had been reached in earlier periods. However, this decrease and the decrease in inverter revenue of approximately $30,000 were more than offset by the revenue increase on our Sandia DOE contract of approximately $285,000 which was awarded to us during the third quarter of 2006.

        In the nine months ended September 30, 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $1,165,000 and approximately $50,000 from the sale of our Smart Power™ M5 inverter systems and related solar products. In the same period for 2006, we recorded research and development contract revenue of approximately $660,000 and approximately $115,000 from the sale of our inverter systems and solar products. Contract revenue was higher for the first nine months of 2007 compared to same period of 2006 by approximately $505,000 or 77%. Contract revenue during the first nine months of 2007 was lower on the CEC and NYSERDA contracts than during the same period of 2006 by approximately $307,000, since the majority of the milestones on those contracts had been reached in earlier periods. However, this decrease and the decrease in inverter revenue of approximately $65,000 were more than offset by revenue increases on our Air Force Research Laboratory contract of approximately $280,000 and additional revenue of approximately $532,000 on the Sandia DOE contract which was awarded to us during the third quarter of 2006.

Cost of Goods Sold

        Cost of goods sold for the three-month periods ended September 30, 2007, and 2006, were approximately $352,000 and $238,000, respectively, and include primarily costs incurred in performance of our research and development contracts calculated using the percentage of completion method. Cost of goods sold for the three-month period ended September 30, 2007, increased approximately $114,000 over the corresponding three-month period in 2006. The increases are consistent with the increases in contract revenue based on the percentage of completion accounting methodology. Cost of goods sold for the nine-month periods ended September 30, 2007, and 2006, were approximately $1,163,000 and $689,000, respectively, and include primarily costs incurred in performance of our research and development contracts calculated using the percentage of completion method. Cost of goods sold for the nine-month period ended September 30, 2007, increased approximately $474,000, or 69%, over the corresponding nine-month period in 2006. The increases are consistent with the increases in contract revenue based on the percentage of completion accounting methodology.

Selling, General and Administrative Expense

        The following details the key changes in our Selling, General and Administrative expenses for the three- and nine-month periods ended September 30, 2007, in comparison to the equivalent periods during the prior year:

	Three months ended September 30,	Nine months ended September 30,
	(in thousands)
Period Ended September 30, 2006	$1,716	$5,273
Increases (decreases):
Stock compensation expense	(86)	(368)
Public company expenses	(112)	(216)
Subcontractors and consultants	(117)	(207)
Allocation of overhead to contracts	(183)	(178)
Facility costs	24	26
Audit fees	39	(83)
Other	(20)	(58)
Office equipment upgrades	(1)	(33)
Travel	29	28
Salaries and benefits	43	69
Legal and professional fees	56	99

Period Ended September 30, 2007	$1,388	$4,352

  Comparison of three months ended September 30, 2007, to the three months ended September 30, 2006:

        Selling, general and administrative expenses totaled approximately $1,388,000 and $1,716,000 for the three months ended September 30, 2007, and 2006, respectively. The reduction of approximately $328,000 or 19% was primarily the result of lower stock compensation of approximately $86,000 mainly due to a decrease in our share price, a reduction in public company expenses of approximately $112,000, reduced usage of subcontractors and consultants of approximately $117,000, allocation of overhead to our Sandia contract of approximately $183,000 and other miscellaneous expense of approximately $21,000. These decreases were offset by an increase in legal and professional fees of approximately $56,000, headcount-related expense of approximately $43,000, audit fees of approximately $39,000, travel expense of approximately $29,000 and facility costs of approximately $24,000 resulting from the transition to our new facility. We expect our selling, general and administrative expenses for the fourth quarter of 2007 to be somewhat higher than during the third quarter of 2007 due primarily to costs related to transitioning to our new facility in Tyngsboro, implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, increased marketing and sales expenses associated with flywheel products and fund-raising efforts.

  Comparison of nine months ended September 30, 2007 to the nine months ended September 30, 2006:

        Selling, general and administrative expenses totaled approximately $4,352,000 and $5,273,000 for the nine months ended September 30, 2007, and 2006, respectively. The reduction of approximately $921,000 or 17% was primarily the result of lower stock compensation of approximately $368,000 mainly due to a decrease in our share price, a reduction in public company expenses of approximately $216,000, a reduction in the usage of subcontractors and consultants of approximately $207,000, allocation of G&A overhead to our Sandia contract of approximately $178,000, a reduction in audit fees of approximately $83,000, upgrades to office equipment expense during 2006 of approximately $33,000 and other various items of approximately $58,000. These decreases were offset by an increase in legal and professional fees of approximately $99,000, headcount-related expense of approximately $69,000, travel expense of $28,000 and facility costs of approximately $26,000. Overall, we expect our selling, general and administrative expenses for fiscal 2007 to be lower than in 2006, although costs may increase during the fourth quarter due primarily to implementation and reporting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, costs related to transitioning to our new facility in Tyngsboro, increased marketing and sales expenses associated with flywheel products and fund-raising efforts.

Research and Development Expense

        The following details the key changes in our Research and Development expenses for the three- and nine-month periods ended September 30, 2007, in comparison to the equivalent periods during the prior year:

	Three months ended September 30,	Nine months ended September 30,
	(in thousands)
Period Ended September 30, 2006	$1,314	$3,462
Increases (decreases):
Salaries and benefits	348	1,007
Expense materials	(146)	364
Consultants and subcontractors	40	316
Facility costs	174	234
Legal	43	49
Hiring expenses	(1)	41
Outside testing	18	26
Travel	8	19
Allocation of overhead to contracts	190	6
Other	5	(17)
Stock compensation expense	(15)	(45)

Period Ended September 30, 2007	$1,978	$5,462

  Comparison of three months ended September 30, 2007, to the three months ended September 30, 2006:

        For the three months ended September 30, 2007, research and development expenses increased by approximately $664,000 or 51%, in comparison to the equivalent period in 2006. This increase is primarily due to increased expenses for headcount-related expenses resulting from the hiring of engineering and operational personnel to support our flywheel development and manufacturing of approximately $348,00, allocation of overhead to contacts of approximately $190,000, facility costs of approximately $174,000 (related to maintaining two facilities during the transition period), legal expenses of approximately $43,000, usage of consultant of $40,0000, outside testing of approximately $18,000, travel expense of approximately $8,000 and other research and related expenses of approximately $5,000 more than during the equivalent period in 2006. Since the primary development work on the Smart Energy 25 flywheel was completed during the early portion of the third quarter, expense material costs dropped by approximately $146,000 over the equivalent period during 2006. Additionally, stock compensation expense was approximately $15,000 lower during the third quarter of 2007 than in the prior year. Option grants are typically made during the first quarter to existing employees, and to new hires. There were fewer new hires during the third quarter of the current year than during the equivalent period in 2006. We expect research and development costs during the fourth quarter of 2007 to be higher than during the third quarter of 2007 due to the costs of moving to the Tyngsboro facility, and beginning commercial production of our flywheel systems.

  Comparison of nine months ended September 30, 2007, to the nine months ended September 30, 2006:

        For the nine months ended September 30, 2007, research and development expenses increased by approximately $2,000,000 or 58%, in comparison to the equivalent period in 2006. This increase is primarily due to increased expenses for headcount-related expenses resulting from the hiring of engineering personnel to support our flywheel development and testing of approximately $1,007,000, expense materials of approximately $364,000, usage of consultants of approximately $316,000, increased facility costs of approximately $234,000 related to operating facilities in Wilmington and Tyngsboro during the transition period, legal costs of approximately $49,000 related to patent activity, hiring expense of $41,000, outside testing of $26,000, travel of $19,000 and allocation of overhead to contracts of approximately $6,000 more than during the equivalent period in 2006. These increases were partially offset by decreased stock compensation expense of approximately $45,000 based on lower stock prices during much of the period, and other R&D-related expense of approximately $17,000, as compared to the equivalent period in 2006.

        We expect research and development costs during the fourth quarter of 2007 to continue at a rate that is substantially higher than the equivalent period during 2006, largely due to the costs of moving to our new facility in Tyngsboro and beginning commercial production of our flywheel systems. Although critical testing of the Smart Energy 25 flywheel is complete, we continue to perform various operational tests and other development work aimed at achieving manufacturing cost reductions.

Loss on Contract Commitments

        We recorded contract commitment losses on our research and development contracts in 2005 of $1,535,000 based on expected cost overruns related to material, labor and overhead, as well as unplanned overruns in the amount of labor required to complete the contracts. During the first nine months of 2006, we recorded additional charges totaling approximately $997,000 to the contract loss reserve. This amount consisted of net increases in estimated material, labor, and travel costs expected to complete existing contracts of approximately $314,000; increases in the labor and overhead rates applied to the contracts based on actual costs of approximately $368,000, and other costs of $45,000. Additionally, a loss of approximately $240,000 was recorded in the third quarter of 2006 related to our expected cost share portion of the Sandia contract. At the end of our third quarter of 2007, most of the work on our government contracts was substantially complete. During the three- and nine-month periods ended September 30, 2007, we recorded a reduction to the losses on contract commitments of approximately $434,000, based on our evaluation of our remaining estimated costs to complete these contracts. This amount consisted of net decreases in estimated material, labor, overhead and travel costs expected to complete existing contracts of approximately $321,000. In addition, since our actual overhead rate was lower than forecasted at the beginning of the fiscal year, we reduced the overhead applied to the contracts and our contract loss reserve by an additional $113,000.

Depreciation and Amortization

        The increase in depreciation expense for the first nine months of 2007 as compared to the first nine months of 2006 of approximately $26,000, or 36%, is primarily attributable to depreciation on new assets acquired during 2007 and the latter half of 2006. Likewise, the increase in depreciation expense for the three months ended September 30, 2007, over the comparable period in 2006 of approximately $19,000, or 79%, is also attributable to depreciation on new assets acquired during that period. We expect depreciation for the fourth quarter of 2007 to be substantially higher than during the fourth quarter of 2006 primarily due to capital expenditures relating to leasehold improvements at the Company's new manufacturing and office facility in Tyngsboro, as well as the purchase of machinery and equipment required to begin commercial production.

Interest and Other Income/(Expense), net

        Interest income for the quarter ended September 30, 2007, was approximately $9,000 greater than for the equivalent period in 2006. The primary reason for this difference is that cash balances available for investing were on average higher than during the same period in the prior year, primarily as a result of the cash obtained through the sale of stock and warrants at the beginning of the quarter in 2007. The increased interest income was offset by decreases in other income of approximately $7,000.

        The decrease in interest for the first nine months of 2007 as compared to the same period during 2006 of approximately $32,000, or 8%, is primarily attributable to lower cash balances available for investing, particularly during the first half of the first quarter of the current fiscal year. As a result of our sales of stock during mid-February 2007 and early September 2007, cash available for investing increased by approximately $19 million. Additionally, other income decreased by approximately $9,000, due primarily to a partial settlement of a class action suit, relating to unfair practices engaged in by certain insurance brokerage firms received in 2006.

Net Loss

        As a result of the changes discussed above, the net loss for the nine months ended September 30, 2007, was approximately $8,970,000, which compares to a net loss during the same period in 2006 of approximately $9,259,000, a reduction in net loss of approximately $289,000, or 3%. The net loss for the three months ended September 30, 2007, was approximately $351,000 lower than the net loss for the comparable period in 2006, a change of 11%. The reduction in the loss for both the quarter and the year-to-date period is due primarily to the factors discussed above, particularly the reduction in contract loss recorded during the third quarter of 2007 and the decrease in Selling, General and Administrative expenses. These reductions were partially offset by the increased spending on Research and Development.

Liquidity and Capital Resources

	Nine months ended September 30,
	2007	2006
	(in thousands)
Cash and cash equivalents	$14,194	$8,164
Working capital	12,749	5,798
Cash provided by (used in)
Operating activities	(7,916)	(5,622)
Investing activities	(2,760)	(143)
Financing activities	19,619	39

Net decrease in cash and cash equivalents	$8,943	$(5,726)

Current ratio	4.7	2.9

        Our cash requirements depend on many factors including, but not limited to, research and development activities, continued efforts to commercialize our products, facility costs as well as general and administrative expenses. Since we are still in the development stage and have not yet begun our expected principal operations, we do not generate enough cash from operations to satisfy our working capital requirements. We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. As we prepared to begin commercial activity aimed at revenue generation during 2008, we increased our headcount and spent additional funds on development materials, capital equipment and market analyses to understand the size of markets, competitive aspects and advantages that our products could provide. We expect to use more cash resources during the fourth quarter of 2007 as we begin to manufacture our Smart Energy 25 flywheels in anticipation of putting a frequency regulation facility into service during the second quarter of 2008.

        We believe that the capital raised this year will provide sufficient funding for us to continue to implement our business plan into the fourth quarter of 2008. We will need to secure project financing for the construction of our frequency regulation facilities, and if we are not able to obtain sufficient financing to continue to deploy regulation facilities we may need to raise additional capital in 2008 and beyond. Our business model is to maximize the use of project financing for the ongoing deployment of frequency regulation facilities. To the extent financing does not provide sufficient funding we will seek to obtain additional equity investments as needed to cover expenses relating to:

  •
  The renovation of and move to our Company's new facility in Tyngsboro

  •
  Our continuation as a going concern

  •
  Ongoing research and development of the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system

  •
  The ramp up of our manufacturing and assembly capacity

  •
  Purchasing the components for assembly of the flywheel systems for our first frequency regulation facility

  •
  The build-out of the facilities to provide frequency regulation services to the electricity grid

  •
  Working capital requirements; and

  •
  The identification and development of new business opportunities that would enhance our business model.

        During 2007, net of offering expenses, we have raised approximately $42.6 million as a result of three financings. In the first quarter we raised $9.6 million through the sale of our common stock in a private placement. In the third quarter we raised an additional $9.2 million through the sale of common stock and warrants pursuant to our shelf registration statement. Subsequent to the end of the quarter we raised approximately an additional $23.8 million through the sale of common stock and warrants pursuant to our shelf registration statement.

        We expect to begin commercial production of our Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ system, in December, 2007 and put our first megawatt of frequency regulation into service by the end of April, 2008.

Operating Activities

        Net cash used in operating activities was approximately $7,916,000 and $5,622,000 for the nine months ended September 30, 2007, and 2006, respectively. The primary component to the negative cash flow from operations is from net losses. For the nine months ending September 30, 2007, we had a net loss of approximately $8,970,000. Adjustments to reconcile net loss to cash flow in 2007 include non-cash stock compensation of approximately $1,451,000, depreciation and amortization of approximately $99,000, and a net reduction in the asset impairment reserve of approximately $1,000, and changes in operating assets and liabilities of approximately $425,000 offset by deferred rent of approximately $611,000, a gain on the sale of fixed assets of approximately $1,000 and facility-related cash payments charged against restructuring reserves of approximately $310,000. During the same period in 2006, we had a net loss of approximately $9,259,000. Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $1,864,000, depreciation and amortization of approximately $73,000, offset by facility-related cash payments charged against restructuring reserves of approximately $275,000. Changes in the operating assets and liabilities generated approximately $1,975,000 of cash during the first nine months of 2006.

Investing Activities

        Net cash used in investing activities was approximately $2,760,000 for the nine months ending September 30, 2007, and $143,000 during the same period of 2006. The principal use of cash in 2007 for investing activities was the purchase of property and equipment in the amount of approximately $2,564,000, much of which relates to the renovation of the Tyngsboro facility and an increase of restricted cash of approximately $200,000 related to the Tyngsboro property lease. These were offset by the sale of property and equipment of approximately $4,000. The principal use of cash for investing activities during the first nine months of 2006 was the purchase of property and equipment in the amount of approximately $143,000.

Financing Activities

        Net cash provided by financing activities was approximately $19,619,000 for the first nine months of 2007 and $39,000 during the same period of 2006. During the first nine months of fiscal 2007, we raised approximately $18,849,000 from the sale of stock from our shelf registration statement, approximately $717,000 from the reduction in lease payments in exchange for stock and warrants issued to the landlord, approximately $43,000 for the exercise of employee stock options and approximately $10,000 for the issuance of stock to our employees under the employee stock purchase plan. During the equivalent period of 2006, we received approximately $10,000 from the issuance of stock under the employee stock purchase plan, and approximately $29,000 from the exercise of employee stock options.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk. At September 30, 2007, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts, approximately $704,000 of cash equivalents that were held in interest-bearing checking accounts, and approximately $13,381,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss, which we deem to be low.

Item 4T. Controls and Procedures

        Based on our market capitalization as of June 30, 2006, we were considered a "small business issuer" and hence are considered to be a "non-accelerated filer" with respect to our quarterly filings during 2007. However, as of June 30, 2007, our market capitalization exceeded $75 million, and we will become an accelerated filer effective with our annual report on Form 10-K for 2007. We have begun activities aimed at complying with the requirements of Sarbanes-Oxley for our current fiscal year. To that end, we have engaged Control Solutions to assist us with updating our documentation, performing a risk assessment, and testing the effectiveness of our controls.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

        On October 9, 2007, Arete Power, Inc. filed a complaint against the Company claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." An answer to the complaint is presently due by the end of 2007. No discovery has been exchanged or conducted. An initial case management conference has been tentatively scheduled for January 15, 2008. We believe that this lawsuit is without merit, and we plan to vigorously defend the Company against the lawsuit.

Item 1A. Risk Factors

        There have not been any material changes during the nine months ended September 30, 2007 to the risk factors set forth in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2006, and filed with the Securities and Exchange Commission on March 30, 2007, and amended on May 2, 2007, and in our quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 8, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document
3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2	(2)	Amended and Restated Bylaws, as amended.
3.3	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.
4.1	(4)	Form of specimen stock certificate.
4.2	(5)	Amendment No. 2 to Rights Agreement
4.3	(6)	Amendment No. 3 to Rights Agreement
10.1	(7)	Placement Agency agreement with Merriman Curhan & Company.
10.2	(8)	Employment agreement dated March 2, 2007 between the Company and F. William Capp
10.3	(8)	Employment agreement dated March 2, 2007 between the Company and James M. Spiezio
10.4	(8)	Employment agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz
10.5	(8)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.6	(8)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.7	(8)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
10.8	(8)	Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.9	(8)	Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.10	(8)	Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
10.11	(9)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.
10.12	(10)	Sandia Labs Purchase Order
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43886) and the DEF 14A filed on May 25, 2007 (File No. 000-31973)..

(2)
Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).

(3)
Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(4)
Incorporated by reference from the Form S-3/A filed on January 23, 2006 (File No. 333-130208).

(5)
Incorporated by reference from the Form S-3 filed on August 17, 1007 (File No. 333-145165).

(6)
Incorporated by reference from the Form 8-K filed on October 26, 2007 (File No. 000-31973).

(7)
Incorporated by reference from the Form 8-K filed on February 13, 2007 (File No. 000-31973), September 10, 2007 (File No. 000-31973) and October 26, 2007 (File No. 000-31973).

(8)
Incorporated by reference from the Form 8-K filed on March 7, 2007 (File No. 000-31973).

(9)
Incorporated by reference from the Form 8-K filed on July 23, 2007 (File No. 000-31973).

(10)
Incorporated by reference from the Form 8-K filed on September 7, 2006 (File No. 000-31973).

+
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	BEACON POWER CORPORATION
	By:	/s/ F. WILLIAM CAPP F. William Capp President and Chief Executive Officer
	By:	/s/ JAMES M. SPIEZIO James M. Spiezio Vice President of Finance, Chief Financial Officer, Treasurer and Secretary Principal Financial Officer

QuickLinks

BEACON POWER CORPORATION AND SUBSIDIARY (A Development Stage Company) Table of Contents
PART 1—FINANCIAL INFORMATION
BEACON POWER CORPORATION AND SUBSIDIARY (A Development Stage Company) Consolidated Balance Sheets
BEACON POWER CORPORATION AND SUBSIDIARY (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
BEACON POWER CORPORATION AND SUBSIDIARY (A Development Stage Company) Consolidated Statements of Cash Flows (Unaudited)
BEACON POWER CORPORATION AND SUBSIDIARY (A Development Stage Company) Notes to Unaudited Consolidated Financial Statements
  Note 1. Nature of Business and Operations
  Note 2. Basis of Presentation and Summary of Significant Accounting Policies
  Note 3. Accounts Receivable
  Note 4. Property and Equipment
  Note 5. Commitments and Contingencies
  Note 6. Restructuring and Asset Impairment Charges
  Note 7. Stock Warrants
  Note 8. Stock-Based Compensation
  Note 9. Subsequent Events
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
  Item 4T. Controls and Procedures
Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES