Form 10-K
period 2007-12-31
BEACON POWER CORP
filed 2008-03-17
CIK 1103345

Use these links to rapidly review the document
Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31973

Beacon Power Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3372365 (I.R.S. Employer Identification No.)
65 Middlesex Road Tyngsboro, MA (address of principal executive offices)	01879 (Zip code)
(978) 694-9121 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a "smaller reporting company" per rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2007 the market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $88,070,031. In determining the market value of non-affiliated voting stock, shares of the registrant's common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant's voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 7, 2008 was 88,668,488.

DOCUMENTS INCORPORATED BY REFERENCE

          The Exhibit Index (Item No. 15) located on pages 120 through 122 incorporates several documents by reference as indicated therein.

i

Note Regarding Forward Looking Statements:

        This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Beacon Power Corporation's current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Beacon Power Corporation's expectation. These factors include: a short operating history; a history of losses and anticipated continued losses from operations; a need to raise additional capital combined with a questionable ability to do so; the complexity and other challenges of arranging project financing and resources for one or more frequency regulation power plants, including uncertainty about whether we will be successful in obtaining DOE loan guarantee support for our New York facility; conditions in target markets, including the fact that some ISOs have been slow to comply with the FERC's requirement to update market rules to include new technology such as ours; our ability to obtain site interconnection or other zoning and construction approvals in a timely manner; no experience manufacturing any product or supplying frequency regulation services on a commercial basis; limited commercial contracts for sales to date; the dependence of sales on the achievement of product optimization, manufacturing and commercialization milestones; the uncertainty of the political and economic climate, and the different electrical grid characteristics and requirements of any foreign countries into which we hope to sell or operate, including the uncertainty of enforcing contracts, the different market structures, and the potential substantial fluctuation in currency exchange rates in those countries; dependence on third-party suppliers; intense competition from companies with greater financial resources, especially from companies that are already in the frequency regulation market; possible government regulation that would impede the ability to market products or services or affect market size; possible product liability claims and the negative publicity which could result; any failure to protect intellectual property, including the effect of the patent litigation recently initiated against us; retaining key executives and the possible need in the future to hire and retain key executives; the historical volatility of our stock price, as well as the volatility of the stock price of other companies in the energy sector. Such statements made by us fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to a number of factors as discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition" and "Results of Operations" of this Form 10-K. Beacon Power Corporation expressly does not undertake any duty to update forward-looking statements.

PART I

Item 1.    Business

Overview

        Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation, (collectively "Beacon," "the Company," "we," "our" or "us") design, develop, configure and expect to begin offering for sale, services and advanced products to support more reliable and cost-effective electricity grid operation. We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. We are a development-stage company that was incorporated in Delaware on May 8, 1997. Because we have not yet generated commercial revenue from our expected principal operations which will be to provide frequency regulation services, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. We maintain our principal offices, research and development laboratory and manufacturing facility at 65 Middlesex Road, Tyngsboro, MA 01879. Our telephone number is 978-694-9121.

        We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC's Web site at www.sec.gov.

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

        The focus of our research and development has been to establish commercially viable flywheel-based energy storage technologies that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. Initially, we expect to generate revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America. We believe that as we expand our production capabilities we can become a provider of frequency regulation services to grid operators on a global basis. In addition we believe that as the commercialization of our technologies continues, we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities.

        Our market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO New England or ISONE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnect) and Texas (ERCOT). In addition, during 2008 Midwest Independent Transmission System Operator, Inc. (Midwest ISO or MISO) is expected to begin operating its open-bid ancillary services market for frequency regulation. We have been proactive in this emerging market and have added it to our initial target markets.

        These regional ISOs/RTOs or grid operators purchase frequency regulation services from independent providers in open bid markets that they manage and maintain. We are seeking to become one such provider. We believe our technology will offer grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide (CO2), nitrogen oxide, sulfur dioxide and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services. We believe that we will have lower operating costs and faster response time than the majority of other entities that provide frequency regulation services, which we believe will allow us to have sufficient margins to make the company economically viable.

The Frequency Regulation Market

        Levels of power supply and demand on the power grid change from second to second and minute to minute. The need to balance electricity supply and demand on the grid requires a special service to maintain stable power frequency called frequency regulation. Deviations from nominal grid frequency can have a negative impact on the operability of devices that obtain power from the grid. In North America, grid frequency is maintained at 60 cycles per second (Hertz, or Hz). In Europe and other parts of the world, the same requirement exists for balancing power supply and demand on the grid, but at a frequency of 50 Hz. In North America, the effectiveness of maintaining grid frequency is measured by performance standards provided by the North American Energy Reliability Council (NERC). Financial penalties can be imposed on grid operators when performance standards fall below levels deemed acceptable. Similar standard-setting entities for frequency regulation exist in most other parts of the world.

        In North America, the frequency regulation market in areas that were accessible via open-bid auction mechanisms was valued at approximately $800 million in 2007. Before the end of 2008 (by which time Midwest ISO's regulation market is expected to be in operation) the addressable open-bid regulation market on an annualized basis is expected to exceed $1 billion per year. Based on global electrical production, we believe that the worldwide frequency regulation market is several times this amount. Significant growth in the US open-bid market is expected due to a combination of factors, including:

  •
  Greater use of renewable energy sources—especially wind generation and solar

  •
  Anticipated expansion of open-bid grid operating regions such as the Midwest ISO

  •
  Increased demand for electricity

  •
  Increased natural gas prices.

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

        To fully exploit this regulatory-driven open-bid market, we are finalizing our design and expect to build, own and operate a number of frequency regulation facilities. Our business model, which is a sale-of-services model, is similar to that of independent power producers who also design, build, own and operate their own power plants. Each Smart Energy Matrix™ frequency regulation facility will be up to 20 megawatts (MW) in size. A Smart Energy Matrix™ is a multi-flywheel energy storage system designed to provide reliable and sustainable frequency regulation services for utility grids. A Smart Energy Matrix™ can be scaled to any size to provide one or more megawatts of frequency regulation capacity. Smart Energy Matrix™ frequency regulation plants that are 20 MW or less in size offer the advantage of being eligible to use fast-track interconnection regulations that allow plants of this capacity or smaller to be approved more quickly in accordance with streamlined regulatory rules. A key aspect of our business model is that we are not dependant on the lengthy procurement cycles typically associated with the marketing and sale of capital equipment to the utility sector. Instead, our business model is to become a merchant provider of frequency regulation services to the deregulated open bid markets. We will be bidding the output of our plants into multiple open-bid markets for regulation services on a daily basis.

        A key qualification for our participation in these markets is the ability to demonstrate that our technology can deliver the regulation services required by each grid operator. To attain this qualification and accelerate market entry we installed two scale-power 100-kilowatt (kWh) demonstration models of our Smart Energy Matrix™ for evaluation by two large grid operators. Both of our scale-power systems were comprised of multiple flywheels. In 2005, we were awarded contracts for these systems by the California Energy Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA), in cooperation with the U.S. Department of Energy (DOE), to test the viability of our flywheel technologies for frequency regulation by these grid operators. The demonstration systems were scale-power prototypes of the Smart Energy Matrix™ multi-flywheel system. As a result of the success of the pilot programs, we have focused on the design of the full scale Smart Energy Matrix™ systems.

        Both the California and New York systems were installed and evaluated in formal field trials. The demonstration units contained fully-functional control, communication and interconnection elements similar or identical to the elements of our design for 20 MW frequency regulation facilities. The purpose of these pilot systems was twofold: 1) to demonstrate the ability of our flywheel technology to provide frequency regulation services consistent with the technical requirements of the grid operators, including the California ISO and New York ISO, and 2) to obtain certification or other approval from these system operators that, from a technical perspective, our technology is approved to provide commercial frequency regulation services in their respective states and territories.

        The California system completed its field trial on January 31, 2007, earning a positive evaluation from both the CEC and the CAISO. On December 26, 2006, the California ISO certified our flywheel technology for use as a frequency regulation resource in California.

        The New York demonstration unit incorporated technology improvements as a result of field testing in California and the system contained additional voltage support and power quality capabilities. The added capabilities were designed to demonstrate the technical efficacy of two entirely new applications for our core technology.

        On March 22, 2007, the New York State Energy Research and Development Authority (NYSERDA) and the U.S. DOE confirmed the successful outcome of field trial testing of our scale-power flywheel frequency regulation system in New York. At the same time, the New York ISO determined that our technology is a viable technology for frequency regulation on its grid and is acceptable for provision of commercial frequency regulation in the State of New York. Our New York-based flywheel system field trial reached this significant milestone after the U.S. DOE (through Sandia National Laboratories, which co-monitored the demonstration with NYSERDA) concluded that the unit's performance had been successfully demonstrated and that additional testing was not required. During the next several months the New York demonstration unit will be retrieved for potential future use in supporting other demonstration programs and/or R&D activities.

        We believe the performance characteristics of the Smart Energy Matrix™ will match the requirements of the frequency regulation market quite well. The Smart Energy Matrix™ recycles excess energy when generated power exceeds load and delivers it when load increases. We will be able to provide a response time that is up to 100 times faster than incumbent generators providing this service.

        We believe that our operating cost structure will be significantly lower than most incumbent frequency regulation service providers. Our Smart Energy 25 flywheel is being designed to operate with low energy losses, minimal mechanical maintenance for 20 or more years and without significant degradation in energy conversion efficiency. In particular, our technology is different from incumbent frequency regulation providers in that it does not use fossil fuel. Fossil fuel is the largest variable cost for most competing frequency regulation providers. Because our Smart Energy Matrix™ does not burn fossil fuel, we believe our cost structure is largely insulated from the negative impact of price increases for coal, oil and natural gas. Historically, wholesale energy prices have a strong correlation with market prices for frequency regulation. Consequently, as the price of energy rises, we believe that the pricing per megawatt service hour for frequency regulation can generally be expected to rise, but without a proportional increase in our operating cost.

        Since it does not burn fuel, the environmental benefits of our technology are significant. Our technology's ability to reduce carbon dioxide (CO2) emissions was studied by KEMA, Inc., an international energy industry consulting firm that was commissioned to evaluate the potential of our technology to reduce greenhouse gas and other emissions. The KEMA study indicated that compared to conventional fossil-fuel based frequency regulation providers our technology is estimated to produce up to 89% less CO2. The study indicates that the dramatically cleaner performance of our flywheel systems (as contrasted to frequency regulation services supplied by fossil fuel companies) can be expected to offer significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions.

        The location of our regulation plants and the sequence in which they will be constructed depend on a number of factors, including but not limited to the availability and cost of land, the cost of power plant construction, technical grid interconnection requirements, comparative market pricing available for frequency regulation in the various regional markets, and our ability to receive appropriate revenues and payments within the Market Rules of each regional market.

        Pending the expected approval of a land-use permit we have requested from the town of Stephentown, New York, and approval of our active interconnection request to NYISO, the location of our first 20 megawatt frequency regulation plant will likely be in Stephentown. We are aggressively pursuing completion of the required interconnection processes for Stephentown. There have been hearings in the local community regarding the necessary building and environmental permits, and the process is progressing as we expected.

        We have an option to purchase approximately seven acres of land at the Stephentown site. This site is served by two transmission companies: National Grid and New York State Electric and Gas (NYSEG). National Grid owns a 115 KVA transmission line that abuts the site, and NYSEG owns a substation that also abuts the site. Our interconnection request for a 20 MW plant includes National Grid as the transmission provider.

        We have changed our implementation schedule that had anticipated revenues from one megawatt of service in one location beginning in April 2008. We expect to have a maximum of five megawatts of capacity in place in New York by the end of 2008, and the plant would reach its full 20-megawatt capacity during 2009. We have also initiated the permit process to establish up to five megawatts of frequency regulation capacity at our Tyngsboro site, and we have identified and are pursuing two potential locations in the PJM region.

        There are two primary reasons for the revised deployment schedule:

•
Component development and quality:

    •
    We are completing development of some components to ensure highly durable operation at commercial operating speeds.

    •
    To achieve our business plan over the next few years, we have taken actions to develop multiple sources for our key components. We have been working with our expanding supplier base to qualify their components to our designs and specifications, so that we may complete the initial production run of Smart Energy 25 flywheel units.

      •
      Initial components were received from suppliers that have been adapting their production processes to meet our component requirements. Following extensive inspection and qualification testing, we determined that certain vendor-supplied components did not meet specifications. We are continuing to work closely with our suppliers to refine their manufacturing processes and ensure quality results.

      •
      Upgraded components have begun to arrive from primary and secondary suppliers and will be integrated into the production certification process prior to deployment at commercial locations.

•
Market rules and participation:

    •
    To participate in and be paid for regulation services in our target markets, certain conditions must be met. The technology must be demonstrated and accepted by the Independent System Operators (ISOs). We accomplished this through our successful demonstration projects in California and New York.

    •
    We must become a member of each ISO, and confirm that market rules specific to each ISO are compatible with our technology. We have been a member of the PJM Interconnection since 2004 and we have found no restrictions to market participation there. More recently, we have been accepted as a member of ISO New England, and we have also applied for "customer" status with New York ISO.

    •
    The grid interconnection process within our target markets requires more time to complete than we had previously thought and in some cases market rule changes are required which also require time to complete. Some ISOs (other than PJM) have not yet updated their market rules to comply with the Federal Energy Regulatory Commission's 2007 mandate that non-generation resources (such as ours) be allowed equal access to enter the market for regulation services. It is believed that these ISOs will require a number of months to come into compliance, and we have added more resources to accelerate the process.

        We completed the move to our new facility in January 2008, and we have completed the first phase build-out of our manufacturing facility. We now have a facility capable of producing up to 600 flywheels per year, which will be ramped up to commence all aspects of production once the development of all components is complete. We have a second phase manufacturing build-out planned which will increase annual manufacturing capacity to more than 1,000 flywheels.

        Because our business model is based on being a service provider that owns and operates plants and equipment as opposed to selling equipment, we will need to obtain significant additional funding to further expand our manufacturing capacity, procure flywheel components for manufacture as well as ancillary equipment and construct frequency regulation facilities. We expect to raise additional capital in 2008 through the sale of stock in the Company. In the future, as the number of our regulation facilities increases and we develop a history of sustained cash flows, we expect to fund additional plants from a combination of non-recourse project finance, debt, project equity and available cash flow from existing regulation facilities.

Regulatory and Market Affairs

        Within each ISO there is a market tariff and set of market rules that determine who is allowed to bid into regulation markets, how much regulation providers are paid for their services, and what costs providers must pay to participate in markets. While three ISO's have certified or otherwise approved our flywheel technology for commercial deployment, each ISO has its own market rules that will govern the pace at which markets are opened and the degree to which our technology is allowed to participate. Historically, the market rules for regulation were written to conform to traditional generators' abilities to provide regulation. This is understandable, because until the advent of our technology, the capabilities and limitations of traditional generators defined how regulation could be technically implemented. In the markets in which we intend to compete, most of the ISO market rules still contain legacy terms, performance characteristics and other requirements that do not match our new technology. The impact of this mismatch varies from market to market, and our ability to foster beneficial changes to ISO market rules will determine our timing for entering these markets and building regulation facilities, as well as the revenues and costs associated with each market.

        Of considerable importance and benefit to us, on February 16, 2007, the Federal Energy Regulation Commission (FERC) issued a landmark ruling, Order 890, Preventing Undue Discrimination and Preference in Transmission Service. This FERC ruling seeks to promote greater competition in electricity markets and strengthen the reliability of the grid. Included in Order 890 was a mandate by FERC that all ISOs must change their market tariffs to allow non-generation resources (such as ours) capable of providing frequency regulation the ability to bid and sell into these markets. The ruling also stated that market rule changes must be implemented in a completely non-discriminatory manner.

        We believe that FERC Order 890 will accelerate the pace of market rule changes and we have already made progress with several of the ISOs by working with them directly to implement changes to market rules. We are already experiencing positive effects of Order 890 in the form of heightened commitments by ISOs to work collaboratively with us to integrate our technology to their grids. To insure that we have the right resources to properly address the timely opportunity represented by FERC Order 890, we obtained expert regulatory and legal counsel and have put a vigorous regulatory affairs program in place.

        In January 2008, our principal regulatory affairs consultant, Judith Judson, joined us as Director of Regulatory Affairs and Markets. Ms. Judson brings with her a wealth of experience in electric utility regulation, market development, policymaking and business management. Prior to joining us, Ms. Judson worked in Massachusetts state government from 2003 through early 2007, where she rose to become the state's head energy and telecom regulator and worked with stakeholders across government and private industry to create new wholesale electricity markets in New England and develop a comprehensive state energy policy focused on conservation and renewable technologies. In addition, she served as Chairman of the state's Energy Facilities Siting Board, overseeing the siting of new energy transmission, distribution and generation.

        As a result of FERC Order 890, all ISO's were required to submit a compliance filing with the FERC in October 2007 to define their degree of compliance with this mandate. Once the ISO compliance filings were published, we became an active participant in reviewing these ISO filings and providing input to FERC. We determined that most of the ISOs were deficient in some way with respect to full Order 890 compliance. In November 2007 we intervened with FERC and submitted comments on each of the ISOs' Order 890 compliance filings in an effort to ensure that our technology is allowed to fairly participate in each of the markets, earn revenues in proportion to the true value of services provided and incur no more than a fair share of costs for market participation.

        These FERC regulatory proceedings are ongoing. The current status of each ISO market is as follows:

  •
  PJM amended its tariff language to comply with Order 890 and stated that its current rules allow non-generation resources like ours to fully participate in its Regulation and Frequency Response market. We believe PJM's market rules allow us to enter the market any time we choose to do so, subject to normal arrangements for interconnection, financing, zoning and so forth.

  •
  NYISO postponed submitting a new tariff and market rules to allow non-generation resources and instead stated that we can qualify under the existing tariff as a generator. While we can enter the market within the generator category, we believe this category might expose us to unwarranted costs and potentially reduce our revenues. In its November 19, 2007 response to our comments to NYISO's Order 890 Compliance Filing, NYISO noted that: "The NYISO is currently working with Beacon to ensure that software and metering arrangements are in place to support its participation in the markets as a generator when its facility actually comes on line, which is expected to occur sometime next year [2008]. There is, however, no tariff obstacle to Beacon's provision of regulation service." Our regulatory focus includes working with NYISO to remedy certain limitations we see within the generator category, and/or to switch categories and become qualified under a newly emerging category called Demand-Side Ancillary Service Program (DSASP). This new DSASP category is expected to become operational before the end of 2008 and could, we believe, remedy certain deficiencies that may be associated by qualifying within the generator category. Another option for us would be to enter the market under the generator category, but switch categories once the new DSASP category becomes effective.

  •
  ISONE modified its tariff language but stated that it needed to make changes to market rules in order to fully comply with Order 890. Those market rule modifications are currently under active development with our input, and we believe that ISONE has the potential to achieve effective compliance with Order 890 before the end of 2008.

  •
  CAISO did not submit changes to its tariff to comply with Order 890, but clearly acknowledged to FERC its need to do so. We expect CAISO to begin the process of making these market rule changes in 2008. CAISO has been strongly supportive of the evolution and value of our technology with respect to its ability to integrate renewable energy sources, especially wind, and we believe that CASIO's market rule changes also may result in a performance-based tariff that rewards fast-response regulation resources, including our flywheel technology.

  •
  Midwest ISO is in the process of implementing a new Ancillary Services Market (ASM) to meet its compliance requirements with Order 890. We are actively engaged with MISO in the development of this market. This new ASM is in a testing phase and is expected to start in July 2008. While the market generally contains features that would allow us to compete, several features of the market could have the impact of increasing our costs and/or decreasing revenues in what we believe would be a discriminatory manner. In response to our FERC filing to draw attention to these issues, on February 25, 2008, the FERC issued its decision with respect to MISO's ASM tariff. FERC responded positively to the issues we raised in our Initial and Reply Comments. Specifically, FERC indicated its willingness to consider alternatives to co-optimization requirements and agreed with our assessment about the need for market-based rates. FERC commented: "We require the Midwest ISO to evaluate, through stakeholder discussions (we consider discussions between the Midwest ISO and Beacon Power to be the most appropriate venue for determining whether new technologies qualify as generation resources) adjustments to operating requirements and ASM procedures that will remove barriers to comparable treatment of DRRs and new technologies in the regulating reserve markets and to provide a report on its efforts to incorporate these resources into its markets within 60 days of the date of this order. We also require the Midwest ISO to submit revised tariff sheets, if adjustments are proposed, in a compliance filing to be submitted concurrently with the 60-day informational filing."

  •
  ERCOT's market prices for regulation currently do not support market entry. Since ERCOT is not regulated by the Federal Energy Regulatory Commission, our ability to seek beneficial market rule changes that hold the potential to support higher pricing in consideration of our technology's superior performance is limited at this time. As the performance of our technology is fully demonstrated at a system-wide level in other ISOs, and as wind penetration in Texas increases and the demand for fast regulation resources rises, we will re-evaluate the feasibility of encouraging beneficial market rule changes and the potential of entering this market on a more profitable basis.

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
  Uninterruptible power supply (UPS).

        We are evaluating these additional applications to determine whether they represent commercially attractive market opportunities; however, our focus in the near term will be to deploy company-owned flywheel facilities for the frequency regulation market.

Competition

        In the frequency regulation market, we believe our Smart Energy Matrix™ will offer superior performance and cost benefits over incumbent fossil fuel and hydro-powered generators. These incumbent generators can supply frequency regulation if they are willing and able, on short notice, to increase or decrease generation of a specified amount during a specified period. Participating generators both sell electricity in their role as generators, and sell frequency regulation services using some of their reserve generating capacity. Providing regulation services is qualitatively different than generating electricity because the generator's output varies constantly in response to continually changing signals from the grid operator, it is priced differently, it carries a different cost structure, and therefore it is sold through a different market within the ISO.

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

        We also believe that, given the demands of providing frequency regulation, other forms of energy storage such as batteries, lower energy flywheels, fuel cells and electrochemical capacitors will not be able to cost-effectively compete with the Smart Energy Matrix™. For example, batteries have a short economic life and are generally not environmentally attractive. Metal flywheels cannot store as much energy as can our composite flywheels, because they cannot spin as fast without incurring a significant weight, size and cost penalty. Composite flywheels of other companies known to us have only a fraction of the energy required to provide the service, as compared to our flywheels.

Discussion of Operations

        We have experienced net losses since our inception and, as of December 31, 2007, had an accumulated deficit of approximately $163 million. We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow until at least 2010 and must raise additional equity and debt to execute our business plan and continue as a going concern. To achieve our objectives on EBITDA and cash flow we will need to obtain sufficient funding through a combination of equity and debt to commercially install the number of frequency regulation plants included in our business plan. In the event that we are not able to deploy plants as planned due to capital constraints, positive EBITDA and cash flow would be delayed.

        In 2008 and beyond we will need additional funding to expand our manufacturing capabilities and to build and install frequency regulation facilities in accordance with our business plan. We expect to raise the required capital in 2008 through the sale of stock in the Company. In the future, as the number of our regulation facilities increases and we develop a history of sustained cash flows, we expect to fund additional plants from a combination of non-recourse project finance, debt, project equity and available cash flow from existing regulation facilities.

        In October, 2007, we were notified by the U.S. Department of Energy (DOE) that we were selected to submit a full application for a DOE program that would provide loan guarantees for up to 80% of the project debt needed to finance the construction of our first 20-megawatt flywheel frequency regulation plant. We were one of only 16 companies similarly invited to apply, from a total of 143 that filed "pre-applications" for loan guarantees, and the only company whose project was chosen in the Electricity Delivery and Energy Reliability category. Although the DOE program permits the grant of guarantees of up to 80% of project costs, we do not expect to achieve as high a percentage. We are hopeful, however, that we will be able to finance the majority of our first 20MW facility from debt guaranteed by the DOE. However, the application process is not complete, and we have not been provided with any loan guarantees from the DOE. There is no assurance that we will be successful in obtaining a loan guarantee under the DOE program, or if awarded, that it will be for as high a percentage of the project costs as we would have liked or that the loan will be offered with terms and conditions that are acceptable to us. The timing of any such guarantee-backed loans is also uncertain, and even if granted, it is conceivable that the timing for processing any such guaranteed loan may preclude its practical use in financing our capital projects. If we are not successful in obtaining such

DOE support on a timely basis for the 20MW facility at Stephentown, we may need to seek additional capital through the sale of common stock or delay our deployment schedule.

        Since our inception in 1997 we have funded our development through private equity and the sale of common stock. In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. In 2005, we raised approximately $17.1 million via private placements of common stock. During 2007, we raised approximately $42.6 million, net of offering expenses, as a result of three financings. In the first quarter of 2007, we raised approximately $9.6 million through the sale of common stock in a private placement. In the third and fourth quarters, we raised approximately $9.2 million and $23.8 million, respectively, through the sale of common stock and warrants pursuant to a shelf registration statement. We believe that the capital raised in 2007 will provide sufficient funding for us to continue to implement our business plan into the fourth quarter of 2008.

        Our profit and losses as well as uses of cash may fluctuate significantly from quarter to quarter due to fluctuations in revenues (if any), costs of development, inventories, receivables, and the market price for regulation services. In addition, cash may fluctuate by period due to the timing of capital expenditures for expanding manufacturing capabilities or construction of frequency regulation facilities and the related timing of project financing or equity raises. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all.

Approvals and Certifications

        In 2007 both PJM Interconnection and the New York ISO (NYISO) certified or otherwise approved our technology for commercial use in providing frequency regulation within their respective regions. As previously noted, on December 26, 2006, the California ISO certified our flywheel systems for use as a frequency regulation resource in California.

        In prior years, we have obtained Underwriters Laboratory approval for our existing 2-kWh and 6-kWh Smart Energy flywheel products and we have received certification that our smaller Smart Energy flywheel systems meet Telcordia standards, which are the baseline for performance and safety standards established by the telecommunications industry. Our 2-kWh and 6-kWh Smart Energy products are, to our knowledge, the only flywheel products that have passed a Zone 4 earthquake test while operating, making them suitable for use anywhere in the United States. We also expect to test our commercial frequency regulation system with the Zone 4 earthquake test. Our Smart Energy flywheel systems have been successfully tested for compliance with the Institute of Electrical and Electronics Engineers (IEEE) 587 standards, which is the required standard for all Uninterruptible Power Supply systems.

        In prior years we have also obtained Underwriters Laboratory approval for our Smart Power M5, M5 Plus, M4 and M4 Plus solar inverter systems. The California Energy Commission and New York's Public Service Commission have also approved these products for on-grid applications.

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

        Our products employ enabling materials such as high-strength fiber, efficient electric drives, and low-loss, long-life bearings to create new generations of flywheel products. Our composite flywheels are fabricated from a proprietary mixture of high-strength, lightweight fiber composites, such as graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds and store large amounts of energy relative to similar size and weight flywheels made from metals.

        Our products employ an internal rather than external vacuum system and its bearing systems have been designed and developed to need low scheduled replacement or maintenance. In contrast, many competing flywheel products rely on bearings and external vacuum systems that require periodic maintenance and replacement. Our Smart Energy flywheel systems have dramatically longer discharge times than any other flywheel energy storage systems known to us; this is possible because our technologies result in higher amounts of stored energy and minimal energy losses during operation.

Research and Development

        Our research and development efforts are essential to our ability to successfully design and deliver commercial products, as well as to modify and improve existing products to reflect the evolution of markets and customer needs while reducing our costs. Our engineers work closely with potential customers to define product features and performance requirements to address specific needs for both flywheel-based solutions and renewable energy applications. Research and development expenses, including engineering expenses, were approximately $8,387,000 in 2007, $4,748,000 in 2006 and $1,408,000 in 2005. We expect research and development expenses in 2008 to be higher than those in 2007 due primarily to the costs of improving the performance of the Smart Energy 25 flywheel, cost reduction design work and design of the facility for deploying our systems. Our headcount on December 31, 2007 was 44 which included 20 engineers and technicians and six manufacturing employees. In addition, we utilized the services of a number of independent contractors primarily engaged in research and development and design work on manufacturing and frequency regulation facilities, as well as market rules and evaluation of competitive features of each ISO.

Renewable Generation Integration Project

        Before the end of April 2008, we expect to begin providing contract services for a wind-related R&D project co-funded by the California Energy Commission, identified as CEC-PIER Contract 500-07-020, Agents for Renewables Project. The objective of the project is to find better ways to coordinate and maximize energy production and delivery from wind generation resources located in the Tehachapi area of California. The technical approach will include the application of "intelligent agent" controls and Beacon's flywheel energy storage in an effort to find ways to deliver as much wind energy as possible without exceeding the dynamic ratings limits of the locally-constrained transmission system. "Intelligent agent" control technology has been identified as a key element of the DOE SmartGrid initiative and is often defined as an advanced control technology that executes autonomously, operates in real-time, communicates with other agents or users, exploits domain knowledge, and exhibits goal-oriented behavior.

        We will support the project's prime contractor, Alternative Energy Systems Consulting, Inc., with the design, development and demonstration of an agent-based system that:

  •
  Controls flywheel storage technology to improve the dynamic control of wind generation resources, and

  •
  Coordinates energy production and delivery from wind generation in the Tehachapi region of California.

        Project partners include Southern California Edison and the California ISO. The project will re-use the existing flywheel scale-power demonstration system owned by the CEC and tested for regulation on PG&E's grid in 2006/7. Our share of the scope of work is valued at $312,676, of which we will receive $250,000 from the CEC and provide matching funding of $62,676.

        Another goal of the project is to identify ways to commercialize any new application that may be developed. This project R&D is exploratory and there can be no assurance that a commercially-feasible application will be developed. However, this project is consistent with our interest in potential applications that have a high cyclic requirement, move a large amount of energy through the flywheel matrix, potentially address a large global market, and facilitate renewable energy, which in this case is wind power.

Manufacturing

        We moved from our Wilmington, Massachusetts facility to our new corporate headquarters in Tyngsboro, Massachusetts. The Tyngsboro facility, for which we signed a seven-year lease in July 2007, significantly expands our manufacturing capacity and provides sufficient space to continue our research and development activities. Our new facility is located at 65 Middlesex Road, Tyngsboro, MA. The 103,000 square foot facility, which was fully renovated and built-out to our specifications, has a manufacturing capacity of more than 600 flywheels per year, although such commercial scale manufacturing will await completion of the development work now underway, targeted at ensuring highly durable operation of the flywheels at commercial speeds. The manufacturing capacity of the facility can be further expanded to over 1,000 flywheels per year when necessary.

        We expect to continue to expand staffing for the assembly and testing of our flywheel systems during 2008 and beyond. In addition to assembly work at our Tyngsboro facility, we rely on outside suppliers to provide components for our systems. For our mechanical flywheel systems and the related electronics, we are working to establish a minimum of two suppliers for each component to reduce any adverse impact of a loss or interruption by a supplier.

        In 2006 and 2007 we also assembled and tested a small quantity of Smart Power M-series inverters at our facility. We believe we have adequate vendor sources for all the components of the Smart Power M-series inverter systems. Although we are continuing to support our inverter products, we do not believe that inverters will be a significant portion of our business going forward and we are uncertain as to when or at what price we will be able to sell our inventories, which are carried on our balance sheet at no value.

Sales and Marketing

        In 2007, sales and marketing activities for our flywheel-based frequency regulation services were focused on obtaining additional certifications to operate our technology in deregulated open bid markets on a commercial basis. The California ISO provided its certification in December 2006, and further validation of our technology and market acceptance followed with certifications or acceptances from New York ISO in March 2007 and PJM Interconnection in June 2007. PJM Interconnection is the world's largest competitive electricity market.

        We expect that sales and marketing activities will expand in 2008 as we seek other certifications or approvals to operate in open bid markets in addition to the three regions noted above. In particular, the Midwest ISO's open bid regulation market is expected to start before the end of 2008. Simultaneously, we are assessing the comparative value of all the open bid markets in order to determine in which markets and in what sequence our merchant facilities should be built and brought on-line.

        Consistent with our focus on participating in multiple deregulated open bid markets in the near-term, we have increased our level of involvement in regulatory affairs on both a national and regional level. As noted elsewhere, we have added a Director of Regulatory Affairs and Markets to lead those efforts. We joined the North American Electric Reliability Council (NERC) at the beginning of 2007, and we increased participation in regional ISO events related to becoming a market participant in various ISOs. We have continued our membership in the PJM Interconnection, joined ISO New England as members and applied for "customer" member status in New York ISO. We also plan to seek membership in the Midwest ISO and CAISO before the end of 2008.

        During 2008 we expect to expand resources dedicated to identifying and perfecting plant sites in multiple ISOs to provide the option to build plants in those ISOs as market pricing and other factors present the right opportunities. We plan to further refine our assessment of the European market for regulation, and we will look for opportunities to demonstrate our frequency regulation technology on a live grid in Europe, and we will also be evaluating the market potential for our systems on islands around the world, for example, Hawaii and New Zealand.

Backlog

        At December 31, 2007, we did not have any firm commercial sales commitments for our products and services. We have one ongoing research and development contract from which we expect to derive final revenue in 2008 of approximately $11,000.

Customer Service

        We expect to provide maintenance and support for our products by utilizing our own customer service personnel as well as support as needed from our engineering organization. In the future, we may elect to contract all or part of the customer service activities to outside sources if we deem it effective from both a customer satisfaction and an overall cost perspective.

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

        The intellectual property rights of our flywheel-based products are primarily embodied in patents that we hold or which are pending, but in addition include flywheel technologies and patents that we are licensed to use in perpetuity. We hold U.S. patents on our flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims, earthquake-tolerant bearings and bearing cooling device. In February 2007, we received our first foreign patent, in

Australia, on our vacuum system, and an additional U.S. patent, on a bearing damper. Our patents, including our Australian patent, expire on various dates between 2020 and 2021. We also have 20 pending U.S. and foreign patent applications, and several other applications being prepared for filing. We hold a perpetual, exclusive, royalty-free, worldwide license by SatCon Technology Corporation to use its flywheel technologies and patents for stationary terrestrial flywheel applications. This license includes 11 issued U.S. patents and 11 U.S. and foreign patent applications that expire on various dates between 2012 and 2021 and covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of our initial public offering. We are not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. We expect to develop additional intellectual properties and trade secrets as we continue developing additional Smart Energy and Smart Power systems. We own all technology improvements that we have developed that are based on the technology licensed from SatCon.

        See also Item 3, "Legal Proceedings", below, regarding a lawsuit brought against us, alleging patent infringement.

Government Regulation

        We expect to be a substantial beneficiary of any government deregulation of North American and other electricity markets. In the U.S., in particular, the open-bid market for frequency regulation services reflects a set of market rules that define how suppliers of regulation are able to access these revenue-producing markets without the need to sell equipment to traditional end-use customers. These open market environments have the potential to provide us a rapid growth in revenue using our high-energy carbon composite flywheel technology and our merchant plant business model. See also "Regulatory and Market Affairs" for further discussion of how government regulation affects our business.

Employees

        At December 31, 2007, our headcount was 44 full-time employees, three part-time employees and a number of independent contractors. Our staff included 26 technical employees made up of engineers, technicians, and production workers involved in research and development and low rate initial production (LRIP). We also had two employees in sales, marketing, business development and customer service. The remaining sixteen people were involved in administrative tasks. None of our employees is represented by a union and we consider our relations with employees to be satisfactory.

Item 1A.    Risk Factors Relating to Our Business

We face significant technical challenges in completing the development of the Smart Energy Matrix™. We may fail to develop our 25kWh generation flywheel system to a commercial production design, which is a critical requirement for the development of the Smart Energy Matrix™ and, even if we are able to develop the 25kWh system, we may fail to develop the Smart Energy Matrix™.

        Although we have successfully developed three high-energy flywheel systems (the 2kWh and 6kWh for telecom and the 6kWh for the grid) that had similar technical challenges, there can be no assurance that we will be able to successfully complete development of the 25kWh system. The successful development of our Smart Energy 25 flywheel system, which will be used in the Smart Energy Matrix™, involves significant technological and cost challenges, including:

  •
  Timely development of cost-effective designs for key components of the Smart Energy Matrix™, such as the flywheel hub

  •
  Prototype test malfunctions could result in damage to our other equipment and test facility, re-engineering costs and production delays

  •
  Development and production delays and/or cost increases may occur if we are unable to establish multiple source suppliers for key components that meet our engineering requirements, cost objectives, and development and production schedules

  •
  Development of cost-effective designs on schedule that will meet system performance requirements such as:

              •    A rotor-cooling scheme to avoid overheating during operation

              •    Cost-effective bearings to ensure acceptable vibration levels at all speeds

              •    A balancing scheme that allows fast and efficient balancing of the rotor and shaft

              •    A touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake.

  •
  Ramping up and maintaining production rates.

        There can be no assurance that we will be successful in meeting these challenges. In addition, even if we are able to complete development of the new Smart Energy 25 flywheel system, we plan to integrate multiple Smart Energy 25 flywheels into a common facility to produce the Smart Energy Matrix™. This effort will pose significant technological and cost challenges such as:

  •
  Designing the control system and interface of the separate flywheels so that they act as an integrated matrix

  •
  Meeting the technical requirements for interconnection to the utility grid

  •
  Developing a communication system adequate to meet the performance standards of grid managers.

Although the market for frequency regulation services is large and growing, we have not demonstrated an ability to sell into that market.

        We intend to provide frequency regulation services using our Smart Energy Matrix™ in the open-bid auction markets of regional grid operators, such as PJM Interconnection. In order to bid in these markets, one must be qualified to do so. Although our technology has been qualified in three of the five ISOs that we are targeting, and we expect to receive the necessary approvals in the remaining markets, there is no assurance we will be successful.

        In addition, if regulatory modifications change the structure of the markets, such modifications could adversely affect our business plan. Also, for us to be successful in most of these markets there must be market rule changes made to allow non-generator companies such as ours to compete with current market participants. If the auction market rules change in the future or current modifications being developed as a result of FERC Rule 890 are not implemented, we may be required to change our business plan and there can be no assurance that we will be successful in doing so.

Although the Federal Energy Regulatory Commission has mandated that ISOs allow non-generation resources (such as ours) to provide regulation services, each of several ISOs must modify their separate market rules for us to be able to sell our frequency regulation services in each such market.

        On February 16, 2007 the Federal Energy Regulatory Commission issued Order 890 which, among other things, directed each ISO/RTO to amend its tariff to allow non-generation resources (such as ours) to bid into its frequency regulation market. Currently only PJM is in full compliance with Order 890, with market tariffs in place that will allow us to participate in their markets. NYISO, ISONE, MISO and CAISO still must modify their market rules to allow us to participate and earn revenue in these markets.

        We are actively engaged both at the FERC and with each ISO on the development of new market rules that would allow our participation. However, the timing of when market rules for each ISO/RTO will be amended to allow our participation is uncertain. There can be no assurance that the amendments to the various tariff structure will occur in a timeframe that will allow us to achieve our business plan or that the revised tariff structure for a particular ISO will result in a market for that ISO that we can participate in on a profitable basis.

Although the NYISO has stated that we are able to participate in its market as a non-generator resource, its payment rules may pose financial risks for us that will make participation in that market unlikely.

        Our technology is fundamentally different than a traditional generator. First and foremost, generators are assumed to be able to provide energy for an unlimited period of time, whereas we can only provide energy to the grid for a limited period of time. In NYISO, generators providing regulation service are also required to bid into the energy market. In order to avoid being called on to provide energy, we must bid in a high energy price. This strategy poses financial risks to us in two ways. First, during times of high energy prices, if we do not bid a high enough energy price, we may become committed to provide more energy than we have stored, and then may have to procure such extra energy on the market, so as to be able to meet our commitment. Second, if we do bid a high enough energy price to insure that we are not selected to provide energy, the NYISO may view our overall bids less favorably, which could limit the number of hours we are selected by NYISO to provide regulation.

        There can be no assurance that the rules in NYISO will be modified in a timeframe that will allow us to achieve our business plan or that the rules will allow us to have sufficient success in the NYISO bid-market to operate on a profitable basis.

Reductions in energy prices may have a material impact on the pricing of frequency regulation services and therefore the profitability of our flywheel systems.

        The market pricing for frequency regulation services tends to follow the pricing for energy, hence if the price of energy drops, frequency regulation prices could be adversely affected.

Our ability to complete commercialization of our Smart Energy Matrix™ will require substantial funds. Our stockholders may be adversely affected if we issue debt securities or additional equity securities to obtain financing.

        We will require substantial funds to complete research and development activities, market our products and services, deploy our systems, and increase our revenues. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt to fund future operations. Although approximately $42.6 million was raised in 2007, we estimate that we will need to raise an additional $20 million during 2008 through the issuance of equity securities in order to complete development of the Smart Energy Matrix™ flywheel system, and to build, operate and receive fees for frequency regulation services and yet have sufficient working capital to continue to execute our business plan. Our business plan includes manufacturing the flywheel systems and building the facilities for a multiple megawatt site in New York and a one to five megawatt facility at either NE ISO or PJM. Beyond 2008 we will continue to have capital needs that will require additional equity or debt, for example, to fund the complete build-out of the NY facility to 20 megawatts.

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

        If we do not succeed in raising additional funds, we will be unable to complete planned development of our products and services. In addition, we could be forced to take unattractive steps, such as slowing or discontinuing product development, slowing our cost reduction program, limiting the services offered, reducing or foregoing sales and marketing efforts and attractive business opportunities, or discontinuing operations entirely.

        We expect that it will be several years before we will recognize significant revenues from the products we intend to offer and the services we intend to provide. A large portion of our expenses are fixed, including expenses related to facilities, equipment and key personnel. In addition, we expect to spend significant amounts to fund product development based on our core technologies. We also expect to incur substantial expenses to manufacture our Smart Energy Matrix™ product in the future. As a result, operating expenses may increase significantly over the next several years and, consequently, we will need to generate substantial commercial revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis.

We intend to bring our frequency regulation services to market through participation in the energy open-bid auction markets, where on a national basis the amount of frequency regulation required is typically one percent of all power produced. If changes in this percentage occur due to regulatory modifications and are not offset by a proportionate increase in pricing for frequency regulation, our business plan could be adversely affected.

        The regulatory landscape is in constant flux, and we are aware that a North American Electric Reliability Council (NERC) subcommittee is in the process of developing a new NERC standard that may reduce the amount of frequency regulation required by lowering the ratio of frequency regulation to power generated. There is not yet a consensus on the potential changes to the standard. The new NERC standard may not be adopted as currently proposed, and even if adopted, regional grid operators have the unilateral option under FERC rules to adhere to regional frequency regulation standards that are not less rigorous, and may in fact be more rigorous, than the proposed new standard. Even if a new standard is passed, the belief by such ISOs and other powerful utility stakeholders that such changes could create possible negative impacts on overall grid reliability make it likely that more rigorous standards will continue to be the rule in at least some areas, including California and New England. However, if adopted, the proposed changes potentially could be harmful to us by: a) reducing the amount of frequency regulation required by Independent System Operators in such a way as to reduce the total size of the US frequency regulation market, b) lowering the price of frequency regulation as a consequence of any potential lower demand that might result from a change in regulatory standards, and c) increasing our cost of providing the service. Any combination of these things could adversely impact our ability to access the markets for frequency regulation or to do so in a profitable or sustainable basis.

        There are market-expanding developments that may partially counterbalance some or all of the above possible changes in the NERC standard. For example, efforts by some states to increase the amount of renewable energy that is produced for the grid from wind and solar power may expand the market for frequency regulation services. From our conversations with grid operators, we believe that the variable changes in energy output caused by natural and constant changes in wind speed and cloud cover will require increased frequency regulation to balance this variability. However, there can be no assurance that these anticipated expansions will occur in a timeframe that will allow us to achieve our business plan or participate in the expanded market on a profitable basis.

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

        The majority of our revenue is currently derived from contracts with governmental entities in which payments to us are based primarily on achieving certain product development and commercialization milestones as set forth in those contracts. We expect that our future revenue from government sources will similarly be milestone-driven and not of sufficient volume to be a profitable business.

        On commercial applications for our flywheel systems, our ability to achieve revenues will be dependent on our ability to complete development of our systems, expand our manufacturing capabilities, achieve cost reduction goals, obtain sufficient funds to deploy these systems and participate profitably within the market rules of the open-bid auction markets mentioned above. It is uncertain whether and to what degree we will be able to meet these goals in the future. To the extent we do not meet such goals we expect our revenue to be negatively affected.

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

We have a history of losses and anticipate future losses and we will have limited revenues in the near term. Unless we raise additional capital to operate our business, we may not be able to continue as a going concern. Even with the cash raised in 2007, our cash balances are sufficient to fund operations only into approximately the fourth quarter of 2008.

        We have incurred significant losses from operations since our inception. As shown in our consolidated financial statements, we incurred significant losses from operations of approximately $13,620,000, $12,682,000 and $9,448,000 and operating cash decreases of approximately $11,282,000, $8,441,000 and $8,923,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We expect to have positive EBITDA and be cash flow positive by 2010; however, to be successful we will need to raise additional capital in 2008 and 2009. In the event that we are not successful in raising equity or the timing of bringing in additional cash is delayed, we may not be successful.

        We had approximately $30.4 million in cash and cash equivalents on hand at December 31, 2007. Based on our current cash usage rates and additional expenditures expected in support of our business plan, we estimate that we have adequate cash to fund operations only into the fourth quarter of 2008.

        We are focused on further development of the Smart Energy Matrix™ to provide frequency regulation services, but this product will not generate significant revenues in the near term. We expect future revenues to come primarily from the sale of services related to the Smart Energy Matrix™ and from possible sales of Smart Energy 25 flywheel units in the future. Other than revenue related to our research and development contracts in the amount of $3.4 million, we have had no revenues to date from our Smart Energy Matrix™. The timing of future revenues is uncertain.

        Miller Wachman, LLP, our independent auditors, have included an explanatory paragraph related to a going concern uncertainty in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2007, which identifies our recurring losses and negative cash flows and raises substantial doubt about our ability to continue as a going concern.

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

Our competitive position could be impaired if we either fail to protect our intellectual property or infringe third-party patent rights.

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

        Further, our competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems. See Item 3, "Legal Proceedings", regarding litigation commenced against the Company by a third party, alleging patent infringement.

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

        As of December 31, 2007, there were outstanding options to purchase an aggregate of 8,712,488 shares of our common stock at prices ranging from $0.255 per share to $9.31 per share, of which options to purchase 6,766,700 shares were exercisable as of such date. As of December 31, 2007, there were outstanding warrants to purchase 28,891,377 shares of our common stock, of which 11,299,607 were exercisable as of December 31, 2007.

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

        In addition, our certificate of incorporation and our by-laws provide that:

  •
  Our directors may only be removed for cause by a majority of the outstanding capital stock entitled to vote in the election of directors

  •
  Our stockholders do not have the power to call special meetings of stockholders; and

  •
  The provisions relating to the removal of directors and calling of special stockholders meetings may only be amended by a 66 2/3% vote of the outstanding shares of common stock, voting together as a single class.

        These provisions make it more difficult for our stockholders to change the composition of the board of directors and approve transactions they may deem to be in their best interests that are not approved by the board of directors.

        Pursuant to a Rights Agreement, we issued rights as a dividend on common stock on October 7, 2002, each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% of our outstanding common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void). On October 24, 2007, we entered into Amendment No. 3 (the "Amendment") to the Rights Agreement, dated as of September 25, 2002, between the Company and Computershare Trust Company, N.A. (fka Equiserve Trust Company, N.A.), as Rights Agent, as previously amended by Amendment No. 1 dated as of December 27, 2002 and Amendment No. 2 dated as of August 8, 2007 (as amended, the "Rights Agreement"). The Amendment allows The Quercus Trust and persons who are beneficial owners through it to have a beneficial ownership percentage of up to 20% of the Company's Common Stock without triggering the rights under the Rights Agreement. The Amendment also excludes from the beneficial ownership computations used to determine whether a person has become an Acquiring Person (as defined in the Rights Agreement) those securities that might otherwise be acquired by exercising a warrant but for a limitation in such warrant or elsewhere that prevents such exercise to the extent it would cause such person to become an Acquiring Person.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        In January 2008, we relocated our principal executive offices, laboratory and manufacturing facilities from Wilmington, Massachusetts to our new corporate headquarters located at 65 Middlesex Road, Tyngsboro, MA. This 103,000 square foot facility, which has been renovated to meet our needs, operates under a lease that expires in September 2014, with options to renew for two additional seven-year periods. Our new facility significantly expands our manufacturing capacity and provides us with sufficient space to continue our research and development activities. Our new facility has a potential manufacturing capacity for the production of more than 1,000 flywheels per year, although based on the manufacturing build-out that we have completed the facility has a capacity for the production of 600 flywheels per year. We have purchased an option to buy land in Stephentown, NY in anticipation of building our first 20 megawatt frequency regulation facility on that site, upon approval of the NY interconnection application filed in late 2007. In addition, we are evaluating several other possible locations for future service providing facilities.

Item 3.    Legal Proceedings

        On October 9, 2007, Arete Power, Inc. filed a complaint against the Company, claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." On November 30, 2007, Beacon filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the '489 patent is invalid. At the same time, Beacon filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts. On February 22, 2008, the Court granted Beacon's motion to transfer the lawsuit to the District of Massachusetts. We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on the NASDAQ Capital Market under the symbol "BCON". The following table sets forth the high and low sales price of the common stock for the periods indicated.

	High	Low
Year ended December 31, 2007
Fourth quarter	$2.32	$1.42
Third quarter	$2.29	$1.35
Second quarter	$1.26	$0.77
First quarter	$1.21	$0.76
Year ended December 31, 2006
Fourth quarter	$1.24	$0.99
Third quarter	$1.54	$1.12
Second quarter	$1.82	$1.02
First quarter	$2.15	$1.42

        On March 7, 2008 the last reported sale price of our common stock on the NASDAQ Capital Market was $1.08 per share, and there were 291 holders of record of common stock. The number of record holders does not include holders of shares in "street name" through brokers.

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

        There was no stock repurchase activity in 2007.

Item 6.    Selected Consolidated Financial Data

        The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and for the period from May 8, 1997, the date of Beacon's inception, through December 31, 2007.

						Period from Date of Inception May 8, 1997 through December 31, 2007
	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,389	$969	$1,487	$325	$—	$4,721
Cost of goods sold	1,248	845	1,575	1,458	—	5,126

Gross profit	141	124	(88)	(1,133)	—	(405)
Operating expenses:
Selling, general and administrative	5,876	6,508	6,334	4,197	4,936	50,975
Research and development	8,387	4,748	1,408	3,532	3,550	68,418
Loss on contract commitments	(578)	1,385	1,535	—	—	2,717
Depreciation and amortization	145	96	83	187	285	4,462
Casualty loss (recovery)	(69)	69	—	—	—	—
Restructuring charges	—	—	—	—	—	2,159
Loss on impairment of assets	—	—	—	—	367	4,664

Total operating expenses	13,761	12,806	9,360	7,916	9,138	133,395

Loss from operations	(13,620)	(12,682)	(9,448)	(9,049)	(9,138)	(133,800)
Interest and other income (expense), net	702	519	136	3,719	520	7,480

Net loss	(12,918)	(12,163)	(9,312)	(5,330)	(8,618)	(126,320)
Preferred stock dividends	—	—	—	—	—	(36,826)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(113)

Loss to common shareholders	$(12,918)	$(12,163)	$(9,312)	$(5,330)	$(8,618)	$(163,259)

Loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.20)	$(0.12)	$(0.20)

Shares used in computing net loss per shares, basic and diluted	73,604	59,080	47,666	43,453	42,886

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,417	$5,251	$13,890	$5,097	$8,909
Working capital	28,820	3,310	13,223	4,213	8,838
Total assets	39,778	7,258	16,126	7,086	12,067
Total stockholders' equity (deficiency)	36,198	3,900	13,655	5,110	9,692

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Revenue Recognition

        Although we have shipped products and recorded contract revenues, our operations have not yet reached a level that would qualify us to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

Product Sales

        We recognize revenues in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until products are subsequently sold by distributors to their customers.

Government Contract Revenue Recognized on the Percentage-of-Completion Method

        We recognize contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in "Prepaid expenses and other current assets" in our balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under "Advance billings on contracts." Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

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

Inventory Valuation

        We value our inventory at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. For the years ended December 31, 2007, 2006 and 2005, reserves were recorded to fully offset the value of our inventory. These impairment charges were made due to the uncertainty of realizing any future value from the inventory due to the lack of substantial revenues to date from our inverter product line. Materials used in the development of the Smart Energy 25 flywheel and our other development efforts are considered research and development materials, and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." Materials purchased for the production of flywheels are expected to be capitalized as part of our planned frequency regulation facilities and have been classified as "Construction in Progress" and are included in Property and equipment on our balance sheet.

Patent Costs

        We capitalize external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents. We own intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our inverter products, and expect to obtain other patents during 2008 and beyond. In December 2004, we recorded impairment charges to write down our capitalized patent costs to zero due to the lack of substantial revenues to date and the uncertainty of realizing any future value from these patents, Accordingly, all costs incurred during 2007, 2006 and 2005 related to the development of intellectual property have been expensed as incurred.

Warranty Reserves

        The solar inverters we have sold carry warranties that require us to repair or replace defective products returned to us during the applicable warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates and repair costs at the time of sale.

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

        Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision. We classify interest and penalties relating to uncertain tax positions in income tax expense.

Fixed Assets

        Fixed assets are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. Repair and maintenance costs are expensed as incurred. Capital assets are classified as "Construction in Progress" (CIP) when initially acquired, and reclassified to the appropriate asset account when placed into service. Depreciation expense is not recorded on assets not yet placed into service. Materials purchased to build flywheels for use in company-owned frequency regulation facilities are classified as CIP, along with the related labor and overhead costs. No overhead is generally applied for other internally-constructed projects not directly related to our core business (e.g., leasehold improvements.)

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate, we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. Our analyses indicate that there was an impairment of certain long-lived assets as a result of the December prototype malfunction, and we recognized an asset impairment charge of approximately $18,000 in 2006. This represented the estimated cost to repair certain damaged items. Based on our annual analysis, no asset impairment charges were considered necessary for 2007. In 2002, we incurred a restructuring and impairment charge of $6.5 million of which $4.3 million represented impaired capital equipment and leasehold improvements. Many of the assets for which a reserve had previously been recorded were disposed of during the move to the Tyngsboro facility, and therefore the assets and the related accumulated depreciation and reserves were written off as of the end of fiscal 2007.

Overview

        Our initial product strategy was to develop high energy, composite flywheels for back-up powering of telecommunications applications. Our product was in low-rate initial production when the collapse of the telecommunications market began in 2001. We recognized that our Smart Energy flywheel products as alternative backup solutions to the telecommunications industry were not a means to produce meaningful revenues. With that recognition, we initiated a series of cost cutting measures throughout 2002 and 2003. The focus of these efforts were to reduce cash usage while preserving our intellectual properties and maintaining the integrity of our public company requirements while evaluating all potential product markets for our technologies and considering acquisitions or mergers that could lead to increased shareholder value. We have:

  (i)
  Identified promising applications for our Smart Energy Matrix™ design in the electric utility power grid marketplace.

  (ii)
  Pursued additional development and design contracts for a variety of applications by federal agencies. We have been successful in obtaining contracts and are continuing our efforts to obtain additional research and development funding.

  (iii)
  Field-tested scale-model Smart Energy Matrix flywheel systems for frequency regulation in two states, which has resulted in certification or acceptance of our technology for frequency regulation in three ISOs, as discussed elsewhere in this document.

  (iv)
  Completed a significant portion of the development effort for our Smart Energy 25 flywheel.

        We must raise additional funds to execute our business plan. Although funding of approximately $42.6 million was raised in 2007, based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we estimate that we have sufficient cash to fund operations into approximately the fourth quarter of 2008. We need to obtain additional investments in 2008 to fund:

  •
  Our continuation as a going concern

  •
  Ongoing research and development of the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system

  •
  Continuing the ramp-up of our manufacturing and assembly capacity

  •
  The design and build-out of facilities to provide frequency regulation services to the electricity grid

  •
  Working capital requirements; and

  •
  The identification and development of new business opportunities.

        In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services of at least one megawatt from a commercial sized flywheel-based frequency regulation system and have sufficient working capital to continue to execute our business plan through 2008, we will need to raise approximately $20 million of funding. Also, we will need to raise additional amounts through equity and debt beyond the foregoing $20 million to finance the additional frequency regulation facilities that are contemplated by our business plan.

        As part of our new business development, we may evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

        From inception through December 31, 2007, we have incurred losses of approximately $163 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing capacity.

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

Selling, General and Administrative Expenses

        Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. In 2006, our selling, general and administrative expenses increased, primarily due to compensation costs associated with equity based compensation. Our selling, general and administrative expenses for 2007 are approximately 10% lower than during the same period during 2006, due primarily to a reduction in public company expenses, reduced use of subcontractors and consultants, lower stock compensation expense as a result of fewer new hire option grants and a lower Black Scholes fair value for options issued during the early portions of the fiscal year and allocation of a portion of our general and administrative expenses to our Government contracts. These reductions in cost were partially offset by slight increases in salaries and benefits resulting from new hires. We expect our selling, general and administrative expenses to increase in 2008 over 2007 due primarily to additional staffing to support expanding our marketing efforts for Government sales and Government backed loans for new facilities as well as increased regulatory efforts to modify market rules to insure our ability to compete in these markets.

Research and Development

        Our cost of research and development consists primarily of the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process. In 2005, we began development efforts on our Smart Energy 25 flywheel system, and research and development costs have increased considerably from 2005 to 2006, and again from 2006 to 2007. Our research and development costs during 2007 were approximately 77% higher than during the same period in 2006, due to higher engineering salary and benefit costs related to headcount increases late in 2006 to support development and testing, higher facility costs and moving expenses, increased use of consultants and contractors, as well as more expense material used to develop and test our Smart Energy 25 flywheel system. We expect research and development expenses to increase during 2008 as we finalize our designs and focus on our cost reduction objectives.

Loss on Contract Commitments

        We will establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred. We recorded a $1.4 million charge during 2006 and $1.5 million in 2005 for anticipated losses on our research and development contracts. In 2007, we completed all but one of our existing contracts. These contracts were completed at costs that were lower than previously anticipated, and we recorded a reduction of approximately $0.6 million to the contract loss reserve. We are most likely to recognize probable losses on contract commitments early in a product's introduction prior to being able to realize expected decreases in cost per unit through engineering design changes, operating efficiencies, and volume purchasing discounts. On government contracts, we will, on a quarterly basis, evaluate our estimated costs to complete and establish reserves when appropriate.

Restructuring and asset impairment charges

        We did not recognize any material restructuring charges in 2007, 2006 or 2005. Asset impairment charges of approximately $18,000 were recorded in 2006 related to damages resulting from a prototype malfunction in December 2006.

Depreciation and Amortization

        Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. We have intellectual property in the form of patents on our flywheel vacuum system, heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, anti-islanding software, drawings, source code and production know-how on our Smart Power M5 inverter system, and expect to obtain other patents during 2008 and beyond. These costs were being amortized during 2004, but we recorded impairment charges to write down these assets to zero on the balance sheet at December 31, 2004. These impairment charges were made due to the uncertainty of realizing any future value from this property mainly due the lack of substantial revenues to date. Accordingly, all costs incurred during 2007, 2006 and 2005 related to the development of intellectual property were expensed as incurred.

Interest and Other Income/Expense, net

        In 2007 and 2006, non-operating income consisted primarily of interest income resulting from cash on hand. Approximately $10,000 and $18,000 were received in 2007 and 2006, respectively, in settlement of a class action suit relating to unfair practices engaged in by certain insurance brokerage firms, and a gain related to the sale of a fixed asset of approximately $3,000 was recognized in 2007. In 2005, our non-operating income and expenses were primarily attributable to realized gains on the sale of our available-for-sale securities and a warrant, a write-back resulting from loan payments on a reserved loan to a former officer of the Company, a cash settlement relating to our failed attempt to acquire NxtPhase T&D Corporation, interest income resulting from cash on hand, accrued dividends receivable and the 7% conversion premium from the conversion of our holdings of Series A Preferred Stock of Evergreen Solar, Inc., partially offset by interest expense associated with our capital leases.

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

  Share-Based Payments

        During the first quarter of 2006, we adopted the provisions of, and accounted for, stock-based compensation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment." In conjunction with the adoption of SFAS 123R, we also adopted SEC Staff Accounting Bulletin 107 ("SAB 107"), which provides additional guidance on disclosure topics related to share-based payments.

        Under the fair value recognition requirement of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123R pro forma disclosures.

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

  Accounting Changes and Error Corrections

        During the first quarter of 2006, we also adopted SFAS No. 154, "Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3," which became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement applies to all voluntary changes in accounting principle. When a pronouncement includes specific transition guidance, those provisions should be followed. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. There have been no accounting changes or error corrections required since our adoption of this pronouncement that required retroactive restatements.

  Correcting Prior Year Errors

        In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which became effective for fiscal years ending after November 15, 2006. SAB No. 108 requires that companies utilize a "dual-approach" to assessing the quantitative effects of financial statements misstatements. The dual approach includes both an income statement-focused and balance sheet-focused assessment. To date, implementation of this guidance has not had any significant impact on our financial position or results of operations.

  Accounting for Uncertainty in Income Taxes

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," to create a single model to address accounting for uncertainty in tax positions. We adopted Interpretation No. 48 as of the first quarter of 2007. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. Refer to Note 9—Income Taxes to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information regarding our application of Interpretation No. 48 and its impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements and Regulations

        None

Results of operations

Comparison of Year ended December 31, 2007 and 2006

	Year ended December 31,
	2007	2006	$ Change	% Change
	(in thousands)
Revenue	$1,389	$969	$420	43%
Cost of goods sold	1,248	845	403	48%

Gross margin	141	124	17	14%
Selling, general and administrative	5,876	6,508	(632)	(10)%
Research and development	8,387	4,748	3,639	77%
Loss on contract commitments	(578)	1,385	(1,963)	(142)%
Depreciation and amortization	145	96	49	51%
Casualty loss (recovery)	(69)	69	(138)	(200)%
Interest and other income (expense), net	702	519	183	35%

Net loss	$(12,918)	$(12,163)	$(755)	(6)%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2007 and 2006.

		Year ended December 31,		Cumulative Contract Value Earned as of 2007
	Percent complete				Total Contract Value
		2007	2006
		(dollars in thousands)
CEC	100%	$78	$226	$1,233	$1,233
NYSERDA PON 846	100%	81	235	646	646
NYSERDA PON 800	82%	(1)	32	51	63
Air Force Research Laboratory	100%	488	263	750	750
Sandia DOE Earmark	100%	677	75	752	752

Total Contract Revenue		1,323	831	3,432	3,444
Inverters and accessories		66	138	—	—

Total		$1,389	$969	$3,432	$3,444

        In the year ended December 31, 2007, we completed all but one of our research and development contracts, and recorded revenue using the percentage of completion method of approximately $1,323,000. In addition, we recorded revenue of approximately $66,000 from the sale of Smart Power M5™ inverter systems and related products. In 2006 we recorded revenue from flywheel-related government contracts of approximately $831,000 and approximately $138,000 from the sale of Smart Power M5 inverter systems and related products. Contract revenue was higher in 2007 compared to 2006 by approximately $492,000, or 59%, primarily the result of the completion of our contracts with the Air Force Research Laboratory and with the U.S. Department of Energy (DOE), (administered by Sandia National Laboratories). The purpose of the Sandia DOE contract was to design a 20-megawatt Smart Energy Matrix™ frequency regulation facility. This project directly supported our plan to develop a commercial-scale flywheel-based frequency regulation facility in 2008.

Cost of Goods Sold

        Cost of goods sold in 2007 includes costs incurred in performance of government contracts calculated on the percentage of completion method in the amount of approximately $1,247,000 and the cost of materials, labor, overheads and warranty accruals for inverter products sold in the amount of approximately $1,000.

Selling, general and administrative expenses

Year ended December 31,
(in thousands)
Period Ended December 31, 2006	$6,508
Increases (decreases):
Salaries and benefits	216
Facility costs	90
Hiring expenses	23
Travel	20
Telephone	16
Reduction of bad debt reserve	(22)
Audit fees	(26)
Trade shows	(27)
Other	(23)
Office upgrades and equipment repairs	(45)
Subcontractors and consultants	(122)
Public company expenses	(142)
Allocation of overhead to contracts	(160)
Stock compensation expense	(430)

Period Ended December 31, 2007	$5,876

        Selling, general and administrative expenses totaled approximately $5,876,000 and $6,508,000 for the years ended December 31, 2007, and 2006, respectively. The reduction of approximately $632,000 or 9.7% was primarily the result of lower stock compensation of approximately $430,000 mainly due to a decrease in the Black Scholes value of options issued in 2007 compared to the valuation for options issued during the prior year, a reduction in public company expenses of approximately $142,000, a reduction in the usage of subcontractors and consultants of approximately $122,000, allocation of G&A overhead to our Sandia contract of approximately $160,000, a reduction in audit fees of approximately $26,000, upgrades to office equipment expense during 2006 of approximately $33,000 and reductions of other various items of approximately $84,000. These decreases were partially offset by increases in the following: headcount-related expense of approximately $216,000, facility costs of approximately $90,000, hiring expenses of approximately $23,000, telephone expense of approximately $16,000 and travel expense of $20,000. Overall, we expect our selling, general and administrative expenses for fiscal 2008 to be higher than in 2007 due to increased marketing and sales expenses associated with flywheel products, fund-raising efforts, and hiring of administrative staff to support our move to production.

Research and Development Expenses

Year ended December 31,
(in thousands)
Period Ended December 31, 2006	$4,748
Increases (decreases):
Salaries and benefits	1,214
Facility costs	681
Consultants and subcontractors	414
Allocation of overhead to contracts	326
Costs related to facility move	299
Expense materials	419
Legal	239
Hiring expenses	41
Outside testing	41
Travel	20
Other	10
Stock compensation expense	(65)

Period Ended December 31, 2007	$8,387

        For the year ended December 31, 2007, research and development expenses increased by approximately $3.6 million or 77%, in comparison to the equivalent period in 2006. This increase is primarily due to increased expenses of approximately $1,214,000 for headcount-related expenses resulting from the hiring of engineering personnel during the latter half of 2006 to support our flywheel development and testing, increased facility costs of approximately $681,000 related to the cost of operating facilities in both Tyngsboro and Wilmington during the transition period, increased usage of consultants of approximately $414,000, allocation of overhead to contracts of approximately $326,000 less than during the equivalent period in 2006, costs related to the facility move of approximately $299,000, increases in expense materials used in the development of our Smart Energy 25 flywheel of approximately $419,000, legal costs of approximately $239,000 related primarily to the defense of our patents, hiring expense of $41,000, outside testing of $41,000, travel of $20,000, other expenses of approximately $10,000. These increases were partially offset by decreased stock compensation expense of approximately $65,000 based on lower Black Scholes valuations for options issued during the early portion of 2007. In December 2006, we experienced a flywheel malfunction during testing in one of our test cells which resulted in damage to some research and development materials, test equipment, facility and the prototype flywheel being tested. During 2007 we recovered essentially all of the costs associated with the malfunction from our insurance carriers. The insurance proceeds were used to offset previously recorded casualty losses and to offset the costs of expensed materials used to build the prototype flywheel. In addition to costs associated with the malfunction, we spent approximately $61,000 to investigate the cause of the malfunction and to insure that the necessary modifications were implemented to prevent similar malfunctions in the future. These costs are included in the increased cost shown for consultants and subcontractors, above.

        We expect research and development costs during 2008 to be higher than in 2007. Although critical testing of the Smart Energy 25 flywheel is complete, we continue to perform various operational tests and other development work aimed at achieving manufacturing cost reductions. Additionally, we expect occupancy costs in our new, larger facility in Tyngsboro to be higher than those at our Wilmington facility.

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts. Most of these contracts have been structured on a cost-share basis, for which the expected cost share has been recorded as a contract loss. We recorded contract commitment losses on our research and development contracts in 2005 of $1,535,000 based on expected cost overruns related to material, labor and overhead required to complete the contracts. During 2006, we recorded additional charges totaling approximately $1,385,000 to the contract loss reserve. This amount consisted of net increases in estimated material, labor, overhead and travel costs expected to complete existing contracts along with our expected cost share portion of the Sandia contract. By the end of 2007, all but one smaller government contract was complete. We recorded a reduction to the losses on contract commitments of approximately $578,000, based on the actual cost to complete these contracts, which was less than previously estimated. This amount consisted of net decreases in material, labor, overhead and travel costs required to complete existing contracts of approximately $465,000. In addition, since our actual overhead rate was lower than forecasted at the beginning of the fiscal year, we reduced the overhead applied to the contracts and our contract loss reserve by an additional $113,000.

Depreciation and Amortization

        The increase in depreciation expense for the year ended December 31, 2007 as compared to the same period in 2006 of approximately $49,000, or 51%, is primarily attributable to depreciation on new assets acquired during 2007 and the latter half of 2006. We expect depreciation for 2008 to be substantially higher than during 2007 primarily due to capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro as well as the purchase of machinery and equipment required to begin commercial production. In addition, we will begin to depreciate assets associated with our frequency regulation facilities that we expect to begin commercial operation in the fourth quarter of 2008.

Interest and Other Income / (Expense), net

        Interest income for the year ended December 31, 2007, was approximately $188,000 greater than for the equivalent period in 2006. The primary reason for this difference is that cash balances available for investing were on average higher than during the same period in the prior year, primarily as a result of the cash obtained through the sale of stock and warrants at various times during 2007. The increased interest income was offset by decreases in other income of approximately $5,000.

Net Loss

        As a result of the changes discussed above, the net loss for the year ended December 31, 2007, was approximately $12,918,000, as compared to a net loss during the same period in 2006 of approximately $12,163,000. This represents an increase in net loss of approximately $755,000, or 6%. The increase in the loss for the year is due primarily to the factors discussed above, particularly increased spending on Research and Development activities, facility costs related to the move to the Tyngsboro facility and the temporary maintenance of two facilities, partially offset by decreases in Selling, General and Administrative expenses and the reduction in Contract Loss recorded during 2007.

Comparison of Year ended December 31, 2006 and 2005

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenue	$969	$1,487	$(518)	(35)%
Cost of goods sold	845	1,575	(730)	(46)%

Gross margin	124	(88)	212	241%
Selling, general and administrative	6,508	6,334	174	3%
Research and development	4,748	1,408	3,340	237%
Loss on contract commitments	1,385	1,535	(150)	(10)%
Depreciation and amortization	96	83	13	16%
Casualty Loss	69	—	69	0%
Interest and other income (expense), net	519	136	383	282%

Net loss	$(12,163)	$(9,312)	$(2,851)	(31)%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2006 and 2005.

		Year ended December 31,
				Cumulative Contract Value Earned
	Percent complete				Total Contract Value
		2006	2005
		(dollars in thousands)
CEC	94%	$226	$929	$1,155	$1,233
NYSERDA PON 846	88%	235	330	565	646
Bechtel Bettis	100%	—	71	98	98
NYSERDA PON 800	84%	32	21	52	63
Air Force Research Laboratory	35%	263	—	263	750
Sandia DOE Earmark	10%	75	—	75	752

Total Contract Revenue		831	1,351	2,208	3,542
Inverter and accessories		138	136	—	—

Total		$969	$1,487	$2,208	$3,542

        In the year ended December 31, 2006, we recorded revenue from flywheel-related research and development contracts using the percentage of completion method of approximately $831,000 and approximately $138,000 from the sale of Smart Power M5™ inverter systems and related products. In 2005 we recorded revenue from flywheel-related government contracts of approximately $1,351,000 and recorded approximately $136,000 from the sale of Smart Power M5 inverter systems and related products. Contract revenue was lower in 2006 compared to 2005 by approximately $520,000, or 38%, primarily the result of the completion of the majority of the milestones on our demonstration contracts with CEC and NYSERDA in 2005. This decrease was partially offset by revenue on a contract awarded in September 2006 from the U.S. Department of Energy (DOE), to be administered by Sandia National Laboratories. The purpose of this contract is to design a 20-megawatt Smart Energy Matrix™ frequency regulation facility. This project directly supports our plan to develop a commercial-scale flywheel-based frequency regulation facility in 2008. The Sandia contract, valued at $752,500 over a 12-month period, will provide funding for a portion of our expected development cost.

Cost of Goods Sold

        Cost of goods sold in 2006 includes costs incurred in performance of government contracts calculated on the percentage of completion method in the amount of approximately $831,000 and the cost of materials, labor, overheads and warranty accruals for inverter products sold in the amount of approximately $14,000.

Selling, General and Administrative Expenses

Amount
(in thousands)
Year ended December 31, 2005	$6,334
Increases (Decreases):
Subcontractors and consultants	(748)
Legal and professional fees	(700)
Public company expenses	(149)
Audit fees	(37)
Stock compensation expense	1,609
Salaries and benefits	70
Office equipment upgrades	36
Other	93

Year ended December 31, 2006	$6,508

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

Research and Development Expenses

Amount
(in thousands)
Year ended December 31, 2005	$1,408
Increases:
Expense materials	1,172
Salaries and benefits	851
Stock compensation expense	724
Engineering and manufacturing overheads applied	157
Consultants and subcontractors	81
Facility costs	165
Software maintenance	78
Travel	58
Other	54

Year ended December 31, 2006	$4,748

        The increase from 2005 to 2006 of approximately $3.3 million or 237% is primarily due to increased expenses for development materials of approximately $1,172,000, increased headcount-related expenses resulting from hiring engineering personnel to support our flywheel development of approximately $851,000, FAS123 non-cash stock compensation expense of approximately $724,000, lower overheads allocated to contracts of approximately $157,000, increased use of consultants of approximately $81,000, higher facility charges of approximately $165,000, higher software maintenance charges of approximately $78,000, increased travel charges of approximately $58,000, and other miscellaneous expenses of approximately $54,000.

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

Depreciation and Amortization

        Depreciation expense in 2006 was approximately $13,000, or 16% higher in 2006 than in 2005, due primarily to depreciation on new assets acquired during the latter half of 2005, upgrades to our office equipment, and capital expenditures in 2006 to develop our production capability for the Smart Energy 25.

Casualty loss

        On December 28, 2006, a malfunction occurred during the testing of a Smart Energy 25 flywheel which resulted in the loss of the flywheel and other inventory in the area (which had previously been expensed), as well as minor damage to the building improvements and other equipment. A casualty loss of approximately $69,000 was recorded for the estimated cost of repairs to the building improvements of approximately $34,000, repair fixed assets of approximately $18,000, replace damaged supplier equipment of $6,000 and perform necessary clean up of approximately $11,000.

Interest and Other Income/(Expense), net

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

Liquidity and Capital Resources

	Year ended December 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	$30,417	$5,251
Working capital	28,820	3,310
Cash provided by (used in)
Operating activities	(11,282)	(8,442)
Investing activities	(6,930)	(272)
Financing activities	43,378	75

Net decrease in cash and cash equivalents	$25,166	$(8,639)

Current ratio	9.1	2.0

        Our cash requirements depend on many factors including, but not limited to, cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as general and administrative expenses. Since we are still in the development stage and have not yet begun our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements. We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. In previous years, we took significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures. However, as we near completion of development of the Smart Energy Matrix™ and prepare to begin commercial activity aimed at revenue generation in 2008, we have begun to increase our headcount, and have spent additional funds on expense materials, capital equipment and market analyses to understand the size of markets, competitive aspects and advantages that our products could provide. We expect to use more cash resources during 2008 as we work to develop the capacity to manufacture our Smart Energy 25 flywheels in anticipation of having a frequency regulation facility in service at two ISOs during the fourth quarter of 2008.

        We must raise additional equity to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we have sufficient cash to fund operations into approximately the fourth quarter of 2008. We need to obtain additional cash during 2008 to fund:

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

        We are continuing to develop the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system. In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services of at least one megawatt from our flywheel-based commercial frequency regulation system and have sufficient working capital to continue to execute our business plan through 2008, in addition to the $42.6 million raised in 2007, we will need to raise approximately $20 million of funding during the remainder of

2008. Also, to achieve our out-year deployment plan for additional frequency regulation facilities, we will need to raise additional capital either from project finance or additional equity transactions.

Operating activities

        Net cash used in operating activities was approximately $11,282,000, $8,441,000 and $8,923,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively. The primary component to the negative cash flow from operations is from net losses. Net loss for 2007 was approximately $12,918,000. Cash used by operations was partially reduced by an insurance recovery of approximately $336,000 relating to a malfunction that occurred in December 2006 during testing of a prototype flywheel. In addition, the net operating loss was partially offset by non-cash charges of approximately $1,838,000 and $144,000 for stock compensation expense and depreciation, respectively. Changes in operating assets and liabilities generated approximately $521,000 in cash which were more than offset by deferred rent of approximately $517,000 expenses paid against a previously-recorded restructuring reserve of approximately $347,000, and a gain on sales of fixed assets of approximately $3,000.

        Net loss for 2006 was approximately $12,163,000. This loss was offset by non-cash charges of approximately $2,333,000, $96,000 and $18,000 for stock compensation expense, depreciation and an increase in the asset impairment reserve, respectively. Changes in operating assets and liabilities generated approximately $1,641,000 of cash, which was partially offset by expenses paid against a previously-recorded restructuring reserve of approximately $366,000.

        For 2005, we had a net loss of approximately $9,312,000. This included facility-related cash payments charged against restructuring reserves of approximately $349,000, reductions to the asset impairment reserve for disposed fixed assets of approximately $122,000, a reversal of a portion of the reserved note to our former CEO of approximately $102,000, offset by non-cash employee stock compensation of approximately $645,000 and depreciation and amortization of approximately $83,000. Changes in operating assets and liabilities generated approximately $234,000 of cash during 2005.

Investing Activities

        Net cash generated by (used) in investing activities was approximately ($6,930,000), ($272,000) and $176,000 for 2007, 2006 and 2005, respectively. The primary use of cash for both 2007 and 2006 was the purchase of property and equipment of approximately $6,734,000 and $317,000, respectively. The 2007 capital additions include approximately $5,782,000 which is classified as "Construction in Progress" as of the end of December 2007, most of which relates to the build-out of the Tyngsboro facility. Approximately $453,000 of the additions relate to production material which has been purchased to build flywheels for commercial use in our frequency regulation facilities. In 2007, we increased restricted cash by $200,000 (related to the Tyngsboro lease.) Proceeds from the sale of equipment provided approximately $4,000 in cash in 2007.

        In 2006, the capital additions were partially offset by reductions of restricted cash of approximately $45,000.

        The principal source of cash during 2005 was proceeds from the sale of property and equipment of approximately $127,000 and a reduction of restricted cash of approximately $90,000, partially offset by the purchase of capital equipment of approximately ($41,000).

Financing Activities

        Net cash generated by financing activities was approximately $43,378,000, $75,000 and $17,540,000 for 2007, 2006 and 2005, respectively. During 2007, we raised approximately $42,550,000 from the sale of our stock, approximately $717,000 for stock and warrants issued to the landlord, approximately

$85,000 for the exercise of employee stock options and approximately $26,000 for the issuance of stock to our employees under the employee stock purchase plan.

        For 2006, approximately $54,000 in cash was provided by the exercise of employee stock options, along with approximately $21,000 received for shares issued under the employee stock purchase plan.

        For 2005 the primary source of cash was proceeds from the issuance of our common stock in two separate PIPE transactions in the amount of approximately $17,108,000, exercise of stock options of approximately $713,000, the expensing of capitalized deferred financing costs for a failed business combination of approximately $328,000 and approximately $4,000 for shares issued under our employee stock purchase plan, offset by purchases of our common stock to treasury of ($613,000).

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

        The following table summarizes our commitments at December 31, 2007:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Year ending:
December 31, 2007	$—	$4,971,921	$4,971,921
December 31, 2008	503,687		503,687
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
Thereafter	1,422,689		1,422,689

Total Commitments	$4,887,625	$4,971,921	$9,859,546

        At December 31, 2007, we had firm commitments with our suppliers of approximately $5.0 million. These commitments are for components for our commercial flywheel systems, completion of the build-out of the Tyngsboro facility, and to satisfy contractual obligations for our research and development programs.

        In July 2007, we signed a seven-year lease on a new corporate headquarters that significantly expanded our manufacturing capacity and provides sufficient space to continue our research and development activities. The amounts listed for operating leases represent payments for the occupancy of our principal executive offices, laboratory and manufacturing facilities located at 65 Middlesex Road Tyngsboro, Massachusetts. This 103,000 square foot facility has manufacturing capacity for the production of up to 600 flywheels per year. We have a second phase manufacturing build-out planned that will increase annual manufacturing capacity to more than 1,000 flywheels. The lease on our previous facility in Wilmington, MA expired at the end of November 2007.

        As part of the Tyngsboro lease agreement, we issued to the landlord 150,000 shares of our common stock pursuant to our registration statement on Form S-3 filed on August 17, 2007, which we amended on August 27, 2007 and became effective on August 28, 2007, and a warrant exercisable for 500,000 shares of our common stock pursuant to an exemption from registration under the Securities Act of 1933, as amended, in return for lower cash payments payable by us under the lease. We have provided the Wilmington and Tyngsboro lessors with irrevocable letters of credit securing our performance under these leases with a balance at December 31, 2007 of $374,346, which are reduced periodically during the lease terms. These letters of credit are secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. In addition, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

        In the future, additional capital expenditures will be required for a phase two build-out of manufacturing capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

        By the end of 2007, we had substantially completed all critical performance tests on the Smart Energy 25 flywheel, and as a result we have placed orders for materials required to build our first 10 commercial flywheel units.

Financing

        In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 6,261,786 warrants. As part of the transaction, 354,441 warrants were issued to the placement agent. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on September 1, 2006, which became effective on December 14, 2006. We filed a request with the Securities and Exchange Commission on August 1, 2007 that this registration statement on Form S-3 be withdrawn and the unsold securities deregistered, and filed a new shelf registration statement on Form S-3 for $50 million on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

        In July 2007 we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 500,000 shares of our common stock at an exercise price of $1.77 per share. The warrant and the shares issuable upon exercise of the warrant are restricted securities and may not be sold without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption there from. In addition, we issued the landlord 150,000 shares of common stock.

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

        In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit, for a total of approximately $23.8 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

        There were no significant financing activities during 2006.

        Inasmuch as we are not expecting to become cash flow positive until at least 2010, our ability to continue as a going concern will depend on our ability to raise additional capital. We may not be able to raise this capital at all, or if it we are able to do so, it may be on terms that are adverse to shareholders. We believe that project debt financing may be available to us to meet some portion of our cash requirements for 2008.

Inflation

        Our operations have not been materially affected by inflation.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk. At December 31, 2007, we had approximately $109,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2007 we had approximately $30.3 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $114,500, which we do not believe is material. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss.

Item 8.    Financial Statements and Supplementary Data

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	44
Consolidated Balance Sheets at December 31, 2007 and 2006	46
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the period from May 8, 1997 (date of inception) to December 31, 2007	47
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005 and for the period from May 8, 1997 (date of inception) to December 31, 2007	48
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the period from May 8, 1997 (date of inception) to December 31, 2007	52
Notes to Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Beacon Power Corporation:

        We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and Subsidiary (the "Company") (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007 and for the period from May 8, 1997 (date of inception) through December 31, 2007. We have also audited the Company's internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 and the period from May 8, 1997 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Beacon Power Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MILLER WACHMAN LLP

Boston, Massachusetts
March 13, 2008

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$30,417,095	$5,251,337
Accounts receivable, trade, net	424,788	506,402
Unbilled costs on contracts in progress	82,195	133,240
Prepaid expenses and other current assets	1,475,084	777,276

Total current assets	32,399,162	6,668,255
Property and equipment, net	7,004,021	415,406
Restricted cash	374,346	174,346

Total assets	$39,777,529	$7,258,007

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$296,463	$453,077
Accrued compensation and benefits	1,024,874	456,075
Other accrued expenses	2,183,217	834,832
Advance billings on contracts	7,222	445,719
Accrued contract loss	67,419	821,032
Restructuring reserve	—	347,408

Total current liabilities	3,579,195	3,358,143

Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 88,658,967 and 59,524,687 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	886,590	595,247
Additional paid-in-capital	199,351,427	154,426,395
Deficit accumulated during the development stage	(163,326,844)	(150,408,939)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)

Total stockholders' equity	36,198,334	3,899,864

Total liabilities and stockholders' equity	$39,777,529	$7,258,007

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

	2007	2006	2005	Cumulative from May 8, 1997 (date of inception) through December 31, 2007
Revenue	$1,388,834	$968,577	$1,487,258	$4,720,547
Cost of goods sold	1,248,048	845,102	1,575,240	5,126,259

Gross profit (loss)	140,786	123,475	(87,982)	(405,712)
Operating expenses:
Selling, general and administrative	5,875,827	6,508,375	6,334,219	50,974,395
Research and development	8,387,025	4,747,685	1,408,233	68,418,488
Loss on contract commitments	(577,789)	1,384,978	1,534,298	2,717,461
Depreciation and amortization	144,424	95,669	83,031	4,461,090
Casualty loss (recovery)	(69,084)	69,084	—	—
Restructuring charges	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	4,663,916

Total operating expenses	13,760,403	12,805,791	9,359,781	133,394,630

Loss from operations	(13,619,617)	(12,682,316)	(9,447,763)	(133,800,342)
Other income (expense):
Interest income	688,621	500,468	162,044	5,234,008
Interest expense	—	—	—	(1,093,703)
Gain on sale of investment	—	—	—	3,562,582
Other income (expense)	13,091	18,410	(26,385)	(223,195)

Total other income (expense), net	701,712	518,878	135,659	7,479,692

Net loss	(12,917,905)	(12,163,438)	(9,312,104)	(126,320,650)
Preferred stock dividends	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	(113,014)

Loss to common shareholders	$(12,917,905)	$(12,163,438)	$(9,312,104)	$(163,259,344)

Loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.20)

Weighted-average common shares outstanding	73,604,198	59,080,224	47,665,868

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
Description							Deferred Consulting Expense	Deferred Stock Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	—	$—	—	$—	—	$—	$—	$—
Issuance of Founder's Shares	—	—	—	—	6,750,000	67,500	—	—
Issuance of Class A preferred stock	1,390,000	5,662,500	—	—	—	—	(275,000)	—
Recapitalization	3,373,313	67,466	—	—	(6,746,626)	(67,466)	—	—
Rounding for fractional shares	—	—	—	—	(2)	—	—	—
Issuance of Class C preferred and common stock	—	—	6	29,866	13,476	134	—	—
Deferred Consulting	—	—	—	—	—	—	773,284	—
Series A Issuance for Consulting	—	—	—	—	134,464	1,345	(498,284)	—
Repayment of subscription receivable	—	—	—	—	—	—	—	—
Issuance of Series A preferred stock for services and interest on loans	4,594	11,485	—	—	—	—	—	—
Dividend on preferred stock	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	—
Deferred Stock Compensation	—	—	—	—	—	—	—	(1,269,445)
Issuance of stock options for consulting services	—	—	—	—	—	—	—	(47,892)
Issuance of Stock Options to settle lawsuit	—	—	—	—	—	—	—	—
Issuance of non-employee stock options	—	—	—	—	—	—	—	—
Amortize Deferred Stock Compensation and issue RSUs	—	—	—	—	643,160	6,431	—	2,026,120
Issuance of warrants	—	—	—	—	—	—	—	—
Proceeds from stock offering, net of related expenses	—	—	—	—	9,200,000	92,000	—	—
Conversion of Series A preferred stock	(4,767,907)	(5,741,451)	—	—	9,535,814	95,358	—	—
Conversion of Series C preferred stock	—	—	(6)	(29,866)	12	—	—	—
Conversion of convertible preferred stock	—	—	—	—	19,823,704	198,237	—	—
Payment of accrued dividend	—	—	—	—	859,330	8,593	—	—
Cashless Warrant exercise	—	—	—	—	1,982,876	19,829	—	—
Exercise of Stock Options	—	—	—	—	1,481,987	14,820	—	—
Shares issued through ESPP	—	—	—	—	110,615	1,107	—	—
Option extension for CEO	—	—	—	—	—	—	—	—
Option extension for severed employees	—	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—
Deferred Stock Compensation revaluation	—	—	—	—	—	—	—	(8,948)
Issuance of restricted stock units for bonus	—	—	—	—	—	—	—	(1,407,002)

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
Description							Deferred Consulting Expense	Deferred Stock Compensation
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	$—	—	$—	—	$—	$—	$—

Balance, December 31, 2004	—	—	—	—	43,788,810	437,888	—	(707,167)

Deferred stock compensation revaluation	—	—	—	—	—	—	—	27,360
Issuance of restricted stock units for bonus	—	—	—	—	—	—	—	(1,063,145)
Amortize deferred stock compensation and issue RSUs	—	—	—	—	593,080	5,931	—	679,807
Shares issued through ESPP	—	—	—	—	7,273	73	—	—
Issuance of non-employee stock options	—	—	—	—	—	—	—	—
Cashless exercise of stock warrants	—	—	—	—	24,215	242	—	—
Exercise of stock options	—	—	—	—	965,856	9,658	—	—
Issuance of stock for cash	—	—	—	—	13,320,802	133,208	—	—
Stock buyback to pay officer loan	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2005	—	—	—	—	58,700,036	587,000	—	(1,063,145)

Issuance of restricted stock units for bonus	—	—	—	—	696,160	6,961	—	—
Issuance of officer restricted stock units	—	—	—	—	10,533	106	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—	—	1,063,145
Shares issued through ESPP	—	—	—	—	17,958	180	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	100,000	1,000	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2006	—	—	—	—	59,524,687	595,247	—	—

Issuance of officer restricted stock units	—	—	—	—	32,074	320	—	—
Shares issued through ESPP	—	—	—	—	33,416	334	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	90,210	901	—	—
Stock and warrants issued for lease	—	—	—	—	150,000	1,500	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	28,828,580	288,288	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2007	—	$—	—	$—	88,658,967	$886,590	$—	$—

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock		Total Stockholders' (Deficiency) Equity
Description	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit
				Shares	Amount
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	$—	$—	$—	—	$—	$—
Issuance of Founder's Shares	—	—	(67,500)	—	—	—
Issuance of Class A preferred stock	—	(5,000,000)	—	—	—	387,500
Recapitalization	—	—	—	—	—	—
Rounding for fractional shares	—	—	—	—	—	—
Issuance of Class C preferred and common stock	—	—	—	—	—	30,000
Deferred Consulting	—	—	—	—	—	773,284
Series A Issuance for Consulting	496,939	—	—	—	—	—
Repayment of subscription receivable	—	5,000,000	—	—	—	5,000,000
Issuance of Series A preferred stock for services and interest on loans	—	—	—	—	—	11,485
Dividend on preferred stock	—	—	(2,245,680)	—	—	(2,245,680)
Accretion of redeemable preferred stock to redemption value	—	—	(113,014)	—	—	(113,014)
Deferred Stock Compensation	1,269,445	—	—	—	—	—
Issuance of stock options for consulting services	47,892	—	—	—	—	—
Issuance of Stock Options to settle lawsuit	303,160	—	—	—	—	303,160
Issuance of non-employee stock options	16,288	—	—	—	—	16,288
Amortize Deferred Stock Compensation and issue RSUs	(33,022)	—	—	—	—	1,999,529
Issuance of warrants	36,520,366	—	(34,580,000)	—	—	1,940,366
Proceeds from stock offering, net of related expenses	49,249,537	—	—	—	—	49,341,537
Conversion of Series A preferred stock	5,646,093	—	—	—	—	—
Conversion of Series C preferred stock	29,866	—	—	—	—	—
Conversion of convertible preferred stock	36,496,431	—	—	—	—	36,694,668
Payment of accrued dividend	1,077,714	—	—	—	—	1,086,307
Cashless Warrant exercise	(19,829)	—	—	—	—	—
Exercise of Stock Options	1,421,446	—	—	—	—	1,436,266
Shares issued through ESPP	127,044	—	—	—	—	128,151
Option extension for CEO	315,394	—	—	—	—	315,394
Option extension for severed employees	31,197	—	—	—	—	31,197
Purchase of Treasury Stock	—	—	—	132,000	(99,660)	(99,660)
Deferred Stock Compensation revaluation	8,948	—	—	—	—	—
Issuance of restricted stock units for bonus	1,407,002	—	—	—	—	—

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock		Total Stockholders' (Deficiency) Equity
Description	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit
				Shares	Amount
Net loss	—	$—	$(91,927,203)	—	$—	$(91,927,203)

Balance, December 31, 2004	134,411,911	—	(128,933,397)	132,000	(99,660)	5,109,575

Deferred stock compensation revaluation	(27,360)	—	—	—	—	—
Issuance of restricted stock units for bonus	1,063,145	—	—	212,940	(455,838)	(455,838)
Amortize deferred stock compensation and issue RSUs	(40,020)	—	—	—	—	645,718
Shares issued through ESPP	3,842	—	—	—	—	3,915
Issuance of non-employee stock options	—	—	—	—	—	—
Cashless exercise of stock warrants	(242)	—	—	—	—	—
Exercise of stock options	703,297	—	—	—	—	712,955
Issuance of stock for cash	16,975,269	—	—	—	—	17,108,477
Stock buyback to pay officer loan	—	—	—	76,752	(157,341)	(157,341)
Net loss	—	—	(9,312,104)	—	—	(9,312,104)

Balance, December 31, 2005	153,089,842	—	(138,245,501)	421,692	(712,839)	13,655,357

Issuance of restricted stock units for bonus	(6,961)	—	—	—	—	—
Issuance of officer restricted stock units	(106)	—	—	—	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	1,063,145
Shares issued through ESPP	20,096	—	—	—	—	20,276
Stock-based compensation	906,488	—	—	—	—	906,488
Executive performance-based RSU compensation expense	363,636	—	—	—	—	363,636
Exercise of stock options	53,400	—	—	—	—	54,400
Net loss	—	—	(12,163,438)	—	—	(12,163,438)

Balance, December 31, 2006	154,426,395	—	(150,408,939)	421,692	(712,839)	3,899,864

Issuance of officer restricted stock units	(320)	—	—	—	—	—
Shares issued through ESPP	25,229	—	—	—	—	25,563
Stock-based compensation	1,293,094	—	—	—	—	1,293,094
Executive performance-based RSU compensation expense	545,456	—	—	—	—	545,456
Exercise of stock options	84,386	—	—	—	—	85,287
Stock and warrants issued for lease	715,114	—	—	—	—	716,614
Issuance of stock for cash, net of issuance costs	42,262,073	—	—	—	—	42,550,361
Net loss	—	—	(12,917,905)	—	—	(12,917,905)

Balance, December 31, 2007	$199,351,427	$—	$(163,326,844)	421,692	$(712,839)	$36,198,334

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Cash Flows

				Cumulative from May 8, 1997 (date of inception) through December 31, 2007
	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(12,917,905)	$(12,163,438)	$(9,312,104)	$(126,320,650)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	144,424	95,669	83,031	4,461,091
Loss (gain) on sale of fixed assets	(3,223)	—	—	192,946
Impairment of assets, net	553	18,567	(122,186)	4,551,147
(Expenses paid) restructuring charge	(347,408)	(366,061)	(349,175)	—
Reserve for officer's note	—	—	(102,044)	—
Interest expense relating to issuance of warrants	—	—	—	371,000
Non-cash charge for change in option terms	—	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	—	303,160
Amortization of deferred consulting expense, net	—	—	—	1,160,784
Amortization of deferred stock compensation	—	1,063,145	645,718	3,699,721
Options and warrants issued for consulting services	—	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	—	11,485
Gain on sale of investments	—	—	—	(3,562,582)
Stock-based compensation	1,838,550	1,270,124	—	3,108,674
Deferred rent	(517,310)	—	—	(517,310)
Changes in operating assets and liabilities:
Accounts receivable	81,614	82,038	(536,335)	(424,788)
Inventory	—	—	222,593	—
Unbilled costs on government contracts	51,045	304,519	(437,759)	(82,195)
Prepaid expenses and other current assets	(180,498)	109	142,055	(1,057,434)
Accounts payable	(156,614)	315,787	(251,899)	296,463
Accrued compensation and benefits	568,799	304,757	20,709	1,024,874
Advance billings on contracts	(438,497)	370,899	74,820	7,222
Accrued interest	—	—	—	275,560
Accrued loss on contract commitments	(753,613)	272,418	548,614	67,419
Other accrued expenses and current liabilities	1,348,385	(9,910)	451,173	2,191,887

Net cash used in operating activities	(11,281,698)	(8,441,377)	(8,922,789)	(108,309,281)

Cash flows from investing activities:
Purchase of investments	—	—	—	(1,190,352)
Sale of investments	—	—	—	4,752,934
Restricted cash	(200,000)	45,222	90,443	(374,346)
Increase in other assets	—	—	—	(412,072)
Purchases of property and equipment	(6,734,446)	(317,346)	(41,851)	(15,546,196)
Sale of property and equipment	4,077	—	127,357	202,674

Net cash used in investing activities	(6,930,369)	(272,124)	175,949	(12,567,358)

Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	—	49,341,537
Stock offerings, net of expenses	42,550,361	—	17,108,477	59,658,838
Payment of dividends	—	—	—	(1,159,373)
Shares issued under employee stock purchase plan	25,563	20,276	3,915	177,904
Exercise of employee stock options	85,287	54,400	712,955	2,288,909
Cash paid for financing costs	—	—	327,646	—
Stock and warrants issued to landlord	716,614	—	—	716,614
Issuance of preferred stock	—	—	—	32,868,028
Repayment of subscription receivable	—	—	—	5,000,000
Proceeds from capital leases	—	—	—	495,851
Repayment of capital leases	—	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)	(613,179)
Proceeds from notes payable issued to investors	—	—	—	3,550,000

Net cash provided by (used in) financing activities	43,377,825	74,676	17,539,814	151,293,734

(Decrease) increase in cash and cash equivalents	25,165,758	(8,638,825)	8,792,974	30,417,095
Cash and cash equivalents, beginning of period	5,251,337	13,890,162	5,097,188	—

Cash and cash equivalents, end of period	$30,417,095	$5,251,337	$13,890,162	$30,417,095

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$488,126
Cash paid for taxes	$—	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$—	$535,445

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business

        Beacon Power Corporation (collectively the "Company", "Beacon", "we", "our", or "us") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. As discussed in Note 6, during the fourth quarter of 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since 2000, we have raised additional funds through the sale of our stock and warrants, as follows:

  •
  On October 31, 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit, for a total of approximately $23.8 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants.

  •
  In September 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit for a total of approximately $9.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share.

  •
  On February 15, 2007, we issued approximately 11.8 million units for $0.90 per unit, each of which consists of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of our common stock at an exercise price of $1.33 per share. We received net proceeds of approximately $9.8 million after deducting placement agency fees and estimated offering expenses.

  •
  On November 8, 2005, we distributed 9,868,421 newly issued shares of our common stock at $1.52 per share. We also issued five-year warrants to purchase an additional 3,410,527 shares of common stock at an exercise price of $2.21 per share. This transaction resulted in net proceeds of approximately $14 million net of expenses and commissions in the amount of approximately $1 million.

  •
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

        We have a single operating segment, developing alternative power sources. Our organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. In 2007 we derived approximately 95% of our revenue from our research and development contracts; two of those contracts accounted for 84% of our total revenue. Although the loss of any single contract may have a material impact on our financial statements, it would not have a material impact on our business since we derive most of our working capital from equity offerings in order to develop our flywheel systems.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Operations (Continued)

        We do not expect to become profitable or cash flow positive until at least 2010 and must raise additional equity to execute our business plan and continue as a going concern.

        Based on our current cash usage rates and additional expenditures expected in support of our business plan, and including the approximately $42.3 million equity we raised in 2007, net of expenses, we have enough cash to fund operations into approximately the fourth quarter of 2008. We will require substantial funds to complete research and development activities, market our products and services, deploy our systems, and increase our revenues. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt to fund future operations. We estimate that we will need to raise an additional $20 million during 2008 through the issuance of equity securities in order to complete development of the Smart Energy Matrix™ flywheel system, and to build, operate and receive fees for frequency regulation services and yet have sufficient working capital to continue to execute our business plan. Our business plan includes manufacturing the flywheel systems and building the facilities for a multiple megawatt site in New York and a one to five megawatt facility at either NE ISO or PJM. Beyond 2008 we will continue to have capital needs that will require additional equity or debt, for example, to fund the complete build-out of the NY facility to 20 megawatts.

Operations

        We have experienced net losses since our inception and, as of December 31, 2007, had an accumulated deficit of approximately $163 million. We are focused on the commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our government research and development contracts. This commercialization will require substantial additional outlays of capital. We took significant actions over the three years ended 2005 to reduce our cash expenditures for product development, infrastructure and production readiness. However, our efforts in 2007 and 2006 were expanded as we ramped up efforts to develop our Smart Energy 25 flywheel, for which we have identified a sizeable market. Additionally, we completed our Sandia DOE contract to design and develop a 20 megawatt frequency regulation facility. We have also continued, at a reduced level, to assemble and sell our inverter product for solar energy applications. Although we are continuing to support the product, we do not believe that inverters will be a significant portion of our business going forward.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we had minimal revenues, and incurred significant losses of approximately $12,918,000, $12,163,000 and $9,312,000 and cash decreases from operations of approximately $11,282,000, $8,441,000 and $8,923,000 during the years ended December 31, 2007, 2006 and 2005, respectively. We have approximately $30,417,000 of cash and cash equivalents on hand at December 31, 2007, which is adequate to finance our business plan into

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

approximately the fourth quarter of 2008. Since our cash requirements for operation and construction of frequency regulation facilities far exceeds the cash generated from operations, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

        We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain adequate equity investments, and in the long term, on the successful development of our Smart Energy flywheel product and our ability to provide frequency regulation services to the electricity grid. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements. In addition we are also considering a number of other strategic financing alternatives and have incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

Accounting Principles

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

Recapitalization

        The accompanying financial statements reflect a recapitalization of the Company in 1997 when one shareholder exchanged shares of common stock for Class A preferred stock.

Recently Adopted Accounting Pronouncements and Recent Pronouncements

        Recently adopted accounting pronouncements and recent pronouncements are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" of our Annual Report on Form 10-K, and are incorporated in these financial statements by reference.

Summary of Significant Accounting Policies

Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

        We evaluate the collectability of our open receivables on an ongoing basis. Specific reserves for bad debt are recorded based on the age of receivables, and when we are notified of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts due from our customers. Our estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented in our balance sheets net of an allowance for doubtful accounts of $2,568 and $18,868 at December 31, 2007 and 2006, respectively.

        Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. As of December 31, 2007, approximately $68,000 of our accounts receivable balance represented holdbacks. These holdbacks are payable once the final reports have been received and approved. As the related contracts were recently completed, we believe these holdbacks will be collected during 2008, and therefore have not recorded any reserve against these amounts.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in process and finished goods held for resale. For years ended December 31, 2007, 2006 and 2005, reserves were recorded to fully offset the value of our inventory. These impairment charges were made due to the uncertainty of realizing any future value from the inventory due to the lack of substantial revenues to date from our inverter product line. Materials purchased to support our research and development efforts are expensed as incurred, in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." Materials purchased to produce Smart Energy 25 flywheels to be used in our frequency regulation facilities have been classified as Property and Equipment on our balance sheet. As of December 31, 2007, approximately $453,000 of production material was included in Property and Equipment.

Unbilled costs on contracts in process

        Contract costs that we incur in advance of billings to customers, such as material purchases, direct labor and overheads are reflected as a current asset on our balance sheet as "Unbilled costs on contracts in process."

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

        Prepaid expenses at December 31, 2007 consist primarily of deferred lease payments of approximately $517,000, prepaid insurance premiums (primarily related to directors and officers liability insurance of approximately $368,000, and other prepaid expenses of approximately $590,000, which consist primarily of advances to vendors for long-lead orders and prepaid maintenance agreements. Prepaid expenses at December 31, 2006 consist of approximately $472,000 of prepaid insurance premiums (primarily related to directors and officers liability insurance), $148,000 related to advances to vendors for long-lead orders, $110,000 in deferred financing costs related to our equity raising activities, and other miscellaneous prepaid items such as patent retainers and software and other maintenance agreements.

Lease Obligation and Deferred Rent

        During July 2007, we signed a seven-year operating lease with escalating payments on a new facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 4: Commitments and Contingencies.) Additionally, the landlord has agreed to reimburse the Company for certain leasehold improvements. We have recorded rent expense on a straight line basis in accordance with SFAS No. 13, "Accounting for Leases." The deferred rent included in Prepaid expenses and other current assets as of December 31, 2007 is approximately $517,000.

Property and Equipment

        Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The cost of the item is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. Repair and maintenance costs are expensed as incurred. Capital assets are classified as "Construction in Progress" (CIP) when initially acquired, and reclassified to the appropriate asset account after being placed into service. Depreciation expense is not recorded on assets not yet placed into service. Materials purchased to build flywheels for use in our frequency regulation facilities is classified as CIP, along with related labor and overhead costs. No overhead is generally applied for other internally-constructed projects not directly related to our core business (e.g., leasehold improvements.)

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts. We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue. Most of our contracts have been granted on a cost-share basis, for which the expected cost-share is recorded as a contract loss. Additionally, each quarter we perform an evaluation of expected costs to complete our in-progress contracts and adjust the contract loss reserve accordingly. We recorded charges of approximately $1,385,000 and $1,534,000

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

during 2006 and 2005, respectively, for anticipated losses on our research and development contracts. Approximately $240,000 of this charge in 2006 relates to the cost share portion of a contract awarded to us during the third quarter of 2006 from the U.S. Department of Energy (DOE) (to be administered by Sandia National Laboratories) to design a 20-megawatt Smart Energy Matrix™ frequency regulation power plant. The remainder of the 2006 charge relates to a revision of our labor and overhead rates and other estimated costs to complete our remaining contracts based upon current forecasts. During 2007, we completed all but one contract. Our actual costs to complete these contracts were less than previously estimated; accordingly we reduced our contract loss reserve by approximately $578,000.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

Other assets and deferred financing costs

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

Restructuring and asset impairment charges

        We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In 2002, we incurred a restructuring and impairment charge of $6.5 million, of which $4.3 million represents impaired capital equipment and leasehold improvements, $.3 million relates to severance costs and $1.9 million relates to a reserve against future lease payments and related facility costs. The reserve against future lease payments is classified as "Restructuring reserve" in the current liabilities section of the balance sheet.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The restructuring reserves are as follows:

	Year ended December 31,
	2007	2006
Beginning balance	$347,408	$713,469
Charges for the period	—	—
Reductions	(347,408)	(366,061)

Ending balance	$—	$347,408

Revenue Recognition

        Although we have shipped products and recorded contract revenues, our operations have not yet reached a level that would qualify us to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

Product Sales

        We recognize revenues on product sales in accordance with accounting principles generally accepted in the United States of America. Generally, revenue on inverter sales is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until the products are subsequently sold by distributors to their customers. We have determined that this treatment will ensure that the recognition of revenue cannot be impacted by any disputes between us and our distributors on product or possible issues resulting from technology risk as new products are introduced that may have enhanced functionality compared to product in distributor inventory.

Government Contract Revenue Recognized on the Percentage-of-Completion Method

        We recognize contract revenues using the percentage-of-completion method. Pursuant to American Institute of Certified Public Accountants' Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1), the efforts-expended method, which is based on a measure of the work performed, is an acceptable methodology for determining the amount of revenue to recognize in a given period. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion.

        Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue. During 2006 we recorded contract losses of approximately

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

$1,385,000. In 2007, we reversed approximately $578,000 of these losses, as we completed the contracts at a lower cost than previously estimated. Our contract loss reserves are as follows:

	Year ended December 31,
	2007	2006
Beginning balance	$821,032	$548,614
Charges (credits) for the period	(577,789)	1,384,978
Reductions	(175,824)	(1,112,560)

Ending balance	$67,419	$821,032

Cost of Goods Sold

        We cost our products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred. We provide a five-year limited product warranty for our Smart Power M-series product line and accrue for estimated future warranty costs in the period in which the revenue is recognized. In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes. During 2007, 2006 and 2005 we continue to have very limited sales of our inverter products. The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year. Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues. For government contracts, cost of sales is calculated on the same percentage of contract costs (up to the total contract revenue amount) as is used to calculate revenue. Costs in excess of the total contract revenue amount are charged to contract loss.

Stock-Based Compensation

        During the first quarter of 2006, we adopted the provisions of, and accounted for, stock-based compensation in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payment." Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. To implement this standard, we elected the modified-prospective transition method, under which prior periods are not revised for comparative purposes. The fair value of the options on their grant date was measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123R pro forma disclosures.

        The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense during such periods.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        We granted Restricted Stock Units to employees for services performed in 2005, 2004 and 2003 that vested quarterly during the subsequent year. In addition, our officers were granted restricted stock units as part of their compensation agreements in 2006 and 2007. Our Restricted Stock Unit Deferred Compensation Plan is described in more detail in Note 8.

Income Taxes

        Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance has been provided because realization of deferred tax assets is unlikely in the near future (see Note 9).

Advertising

        Advertising expense was approximately $1,000, $10,000 and $14,000 in 2007, 2006 and 2005 respectively, and is expensed as incurred.

Research and Development

        Research and development costs are expensed as incurred, except costs that relate to our government contracts. Those expenses are capitalized as "Unbilled costs on contracts in progress" and charged to Cost of Goods Sold once the revenue is recognized under the percentage of completion method, or charged against the Contract Loss Reserve as incurred if the costs are not recoverable under the terms of the contract agreement or if the costs exceed the total revenue expected for the contract.

Casualty loss

        On December 28, 2006, a malfunction occurred during the testing of a Smart Energy 25 flywheel which resulted in the loss of the flywheel and other inventory (which had previously been expensed), as well as minor damage to the building improvements and other equipment. A casualty loss of approximately $69,000 was recorded in 2006 for the estimated cost of repairs to the building improvements, repair fixed assets, replace damaged supplier equipment and perform necessary clean up. Additional costs to complete the building clean up, assess the cause of the failure, repair damaged equipment and replace previously-expensed inventory and materials that were damaged or destroyed were approximately $345,000. During 2007, we recovered approximately $336,000 of these costs from insurance.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, and other current assets and liabilities approximate their fair values.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. We keep our cash investments with high-credit-quality financial institutions or Treasury funds. At December 31, 2007 substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 3.30% to 7.65%. At December 31, 2007 and 2006, we had cash balances at a financial institution in excess of federally insured limits. However, we do not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Comprehensive Loss

        Comprehensive loss is the same as net loss for all periods presented.

Loss per Share—Basic and Diluted

        Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations. Since the years ended December 31, 2007, 2006 and 2005 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

Note 3. Property and Equipment

        Property and equipment consisted of the following:

		As of December 31,
	Estimated Useful Lives
		2007	2006
Construction in Progress	Varied	$5,782,127	$70,361
Machinery and equipment	5—10 years	1,137,946	744,514
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	603,382	255,940
Office equipment	3 years	828,918	1,486,951
Leasehold improvements	Lease term	—	533,352
Equipment under capital lease obligations	Lease term	700,516	918,285

Total		$9,069,652	$4,026,166
Less accumulated depreciation and amortization		(2,065,631)	(3,610,760)

Property and equipment, net		$7,004,021	$415,406

        As of December 31, 2007, "Construction in Progress" (CIP) included approximately $5,101,000 in leasehold improvements related to the build-out of the Tyngsboro facility (most of which was placed into service during January, 2008), approximately $453,000 in materials purchased to build production flywheels to be used in our frequency regulation facility, and approximately $17,000 for an option to

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment (Continued)

purchase land in New York to be used as a site for our frequency regulation facility. The remaining costs in CIP, approximately $211,000 relate to various machinery, equipment, tooling, software and computer equipment which were not in service as of December 31, 2007.

Note 4. Commitments and Contingencies

        The following table summarizes our cash commitments at December 31, 2007:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Year ending:
December 31, 2007	$—	$4,971,921	$4,971,921
December 31, 2008	503,687		503,687
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
Thereafter	1,422,689		1,422,689

Total Commitments	$4,887,625	$4,971,921	$9,859,546

        At December 31, 2007, we had firm purchase commitments with our suppliers to acquire components for these commercial flywheel units, complete the build-out of the Tyngsboro facility, and to satisfy contractual obligations for our research and development programs in the amount of approximately $5.0 million.

        In July 2007, we signed a seven-year lease on a new corporate headquarters that significantly expands our manufacturing capacity and provides sufficient space to continue our research and development activities. Our new facility is located at 65 Middlesex Road, Tyngsboro, MA. The 103,000 square foot facility, which has manufacturing capacity for the production of more than 1,000 flywheels per year, has been renovated and built out to our specifications, and we relocated all operations to our new corporate headquarters in January 2008. The lease on our previous facility in Wilmington, MA expired at the end of November 2007.

        We have provided the Wilmington and Tyngsboro lessors with irrevocable letters of credit securing our performance under these leases with a balance at December 31, 2007 of $374,346, which are reduced periodically during the lease terms. These letters of credit are secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. In addition, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

        Additional capital expenditures will be required in the future to optimize the plant for maximum capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 4. Commitments and Contingencies (Continued)

        Rent expense was $732,534, $237,695 and $231,188 during 2007, 2006 and 2005, respectively net of restructuring reserves applied of $253,491 $337,988 and $321,103, respectively. Rent expense in 2007 included rent on both the Tyngsboro and Wilmington facilities between July and November.

        By the end of 2007, we had substantially completed all critical performance tests on the Smart Energy 25 flywheel, and as a result we have placed orders for materials required to build our first 10 commercial flywheel units.

Legal Proceedings

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

        On October 9, 2007, Arete Power, Inc. filed a complaint against us claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." On November 30, 2007, we filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the '489 patent is invalid. At the same time, we filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts. On February 22, 2008, the Court granted our motion to transfer the lawsuit to the District of Massachusetts. We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Note 5. Preferred Stock

        As a result of the initial public offering of our common stock and the conversion of all outstanding shares of all classes of the preferred stock, we amended our charter and cancelled all our classes of preferred stock. We then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by our Board of Directors. At December 31, 2007 and 2006, there are 10 million shares of $.01 par value preferred stock authorized with none outstanding.

Note 6. Common Stock

        On October 31, 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit, for a total of approximately $23.8 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 6. Common Stock (Continued)

with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

        On September 10, 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit for a total of approximately $9.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

        On July 23, 2007 we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 500,000 shares of our common stock at an exercise price of $1.77 per share. In addition, we issued the landlord 150,000 shares of common stock.

        On February 15, 2007, we issued 11,814,687 units for $0.90 per unit, each of which consists of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of our common stock at an exercise price of $1.33 per share for a total of 5,907,345 warrants. In addition, 354,441 warrants were issued to the placement agents at the same price per share. We received net proceeds of approximately $9.8 million after deducting placement agency fees and estimated offering expenses.

        On November 8, 2005 we completed the private placement of 9,868,421 shares of our common stock at a price of $1.52 per share, for an aggregate offering price of approximately $15 million to certain institutional investors. We also offered these investors and placement agents warrants to purchase 2,960,527 and 450,000 shares, respectively, of our common stock at an exercise price of $2.21 per share. In connection with this transaction we paid placement agent fees and expenses of approximately $1 million. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. On March 2, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-130207) that was declared effective on March 7, 2006. These proceeds have been and will continue to be used for working capital purposes. In February 2007, we issued stock at a price that triggered the warrants' anti-dilution provisions, resulting in the exercise price of the warrants issued to the investors being adjusted from $2.21 to $1.99 and 327,294 additional warrants being issued to the investors.

        On May 24, 2005 and July 26, 2005 we issued 1,666,667 and 1,785,714 shares of common stock, respectively pursuant to an investment agreement dated April 22, 2005. In exchange, we received $3 million in the aggregate from Perseus 2000 Expansion, L.L.C. We also issued a warrant for the purchase of 800,000 shares of our common stock at an exercise price of $1.008 and an extension for two years of an existing warrant already owned by Perseus which expired on May 23, 2007. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. On March 2, 2006, we filed a registration statement on

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 6. Common Stock (Continued)

Form S-3 with the Securities and Exchange Commission (File No. 333-130208) that was declared effective on March 7, 2006. These proceeds have been and will be used for working capital purposes.

Initial Public Offering

        During the fourth quarter of 2000, we sold 9,200,000 shares of our common stock, inclusive of the underwriters' overallotment, at an initial public offering price of $6 per share. Net proceeds as a result of the stock offering totaled approximately $49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other estimated offering costs of approximately $2.0 million.

Shareholder Rights Agreement

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

Reserved Shares

        At December 31, 2007, 49,233,055 shares of our common stock were reserved for issuance under our stock option plan, employee stock purchase plan and outstanding warrants.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 7. Stock Warrants

        Warrants outstanding as of December 31, 2007:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/24/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	11/8/2010	$1.99	3,287,821
November 8, 2005 Financing (Placement Agents)	11/8/2005	11/8/2010	$2.21	450,000
February 15, 2007 Shelf Issue	2/15/2007	2/15/0012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/10/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/10/2013	$1.99	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97	11,316,260

Total warrants outstanding				28,891,377

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

November 2005 Financing Warrants

        As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten "accredited investors." In addition, 450,000 warrants were issued to the placement agents. Each warrant was exercisable for a period of five years and the per-share exercise price for the warrant shares was $2.21. The terms of the investor warrants included anti-dilution provisions which required us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

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

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 7. Stock Warrants (Continued)

February 2007 Shelf Warrants

        In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 5,907,345 warrants. In addition, we issued 354,441 warrants to the placement agents at the same price per share. These warrants became exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on September 1, 2006, which became effective on December 14, 2006. We filed a request with the Securities and Exchange Commission on August 1, 2007 that this registration statement on Form S-3 be withdrawn and the unsold securities deregistered, and filed a new shelf registration statement on Form S-3 for $50 million on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

July 2007 Warrants

        In July 2007 we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 500,000 shares of our common stock at an exercise price of $1.77 per share. This warrant became exercisable as of July 23, 2007, may be exercised at any time over the term of the lease and expires on July 22, 2014. The warrant and the shares issuable upon exercise of the warrant are restricted securities and may not be sold without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption therefrom.

September 2007 Shelf Warrants

        In September 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share. The warrants become exercisable as of March 11, 2008, and expire on March 10, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

October 2007 Shelf Warrants

        In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The warrants become exercisable six months and one day after their issuance, and expire five and one half years after their issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation

Description of Plans

Stock Option Plan

        Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock. Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options are to be granted at a price determined by our Board of Directors. In general, our Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years. Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. At December 31, 2007 we had 10,049,993 shares reserved for issuance under this plan, net of outstanding options and RSUs.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "ESPP") allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date. Employees may designate up to 15% of their base compensation for the purchase of common stock under this plan. The ESPP provides for the purchase of up to 2,000,000 shares of our common stock. Shares purchased under the Plan in 2007, 2006, and 2005 totaled 33,416, 17,958 and 7,273, respectively and the weighted average purchase price of the shares purchased was $0.765 in 2007, $1.13 in 2006 and $1.03, in 2005. At December 31, 2007, we had 1,830,738 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

        Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units ("RSUs") to (i) align our employees' interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash by paying bonuses in the form of RSUs rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash. With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over three-year periods in equal quarterly installments. There are also other performance-based RSU's granted to our officers that cliff-vest upon the achievement of certain Company-specific milestones including earnings levels and revenue goals such that our company is no longer treated as a development stage company for accounting purposes. Both such vesting events require the recipient officer to be employed by us during the period ending with the milestones. The unvested portion of any RSU grant is subject to forfeiture upon the holder's resignation or termination for cause. As of December 31, 2007, certain RSUs granted

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation (Continued)

under the officer employment agreements were vested but stock was not issued because the vesting date, December 31, fell during our holiday shut-down period.

        Activity related to the RSU agreements is as follows:

	Year ended December 31,
	2007	2006
	(number of shares)
Shares issued related to vested RSUs:
Current year grant based upon prior year bonus plan	—	587,374
Based on prior year grants	14,044	108,786
Based upon current year executive officer agreement	18,030	10,533
Vested RSUs not yet converted to stock	9,521	3,511
RSU's granted but not vested:
Related to 2006 executive officer agreement	14,053	28,097
Related to 2007 executive officer agreement	48,108	—
Related to performance-based executive plan*	1,265,823	1,265,823

*
Subject to achievement of performance requirements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation (Continued)

        Stock option activity since inception is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding at inception	—
Granted	11,248,860	$2.03	$1.03
Exercised	(1,427,987)	$0.95
Canceled, forfeited or expired	(7,044,944)	$2.42

Outstanding, December 31, 2003	2,775,929	$1.59
Granted	3,847,639	$0.74	$0.43
Exercised	(30,000)	$0.89
Canceled, forfeited or expired	(395,993)	$1.72

Outstanding, December 31, 2004	6,197,575	$1.06
Granted	429,168	$1.88	$1.33
Exercised	(965,856)	$0.74
Canceled, forfeited or expired	(79,084)	$1.74

Outstanding, December 31, 2005	5,581,803	$1.18
Granted	1,104,671	$1.48	$0.98
Exercised	(100,000)	$0.54
Canceled, forfeited or expired	(39,588)	$2.08

Outstanding, December 31, 2006	6,546,886	$1.23
Granted	2,434,343	$1.05
Exercised	(90,210)	$0.95	$0.61
Canceled, forfeited or expired	(178,531)	$1.46

Outstanding, December 31, 2007	8,712,488	$1.18

        The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Vested Number of Options	Vested Weighted-Average Exercise Price
$0.26—$0.74	3,194,138	6.53	$0.70	3,194,138	$0.70
$0.82—$1.26	3,552,630	7.19	$0.93	2,108,425	$0.93
$1.51—$2.19	1,508,470	7.73	$1.82	1,006,887	$1.89
$2.50—$3.10	130,000	2.35	$2.64	130,000	$2.64
$4.10—$5.27	222,250	3.16	$4.40	222,250	$4.40
$6.00—$9.31	105,000	2.81	$6.40	105,000	$6.40

Total	8,712,488			6,766,700

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation (Continued)

        Included in the schedules above are grants of options to purchase 60,000 and 25,000 shares made to non-employee consultants in 2007 and 2004, respectively. The non-employee consultant to whom the options were granted in 2007 was subsequently hired as an employee in January 2008. There were no grants made to non-employee consultants in 2006 or 2005.

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

        Since the adoption of SFAS 123R, the compensation cost of RSUs is based on the fair value of the stock as of the date of grant, net of expected forfeitures. This cost is expensed ratably over the performance period (for performance-based RSUs) or vesting period (for all other RSUs). The number of performance-based RSUs for which stock compensation expense is calculated is based upon management's assessment of the likelihood of achieving the performance targets.

        The assumptions used to value stock option grants for the year ended December 31, 2007, 2006 and 2005, respectively, are as follows:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	3.22%—5.05%	4.43%—5.13%	3.8%—4.39%
Expected life of option	3—3.5 years	3 years	1—3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%
Assumed volatility	90%—101%	93%—129%	103%—129%
Expected forfeitures	10%	10%	0%

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation (Continued)

        Stock-based compensation expense recognized on our consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively, is as follows:

	Year ended December 31,
	2007	2006	2005
Selling, general and administrative	$1,179,085	$1,609,178	$371,346
Research and development	659,465	724,091	274,372

Total stock compensation expense	$1,838,550	$2,333,269	$645,718

Components of stock compensation expense:
Amortization of deferred compensation from restricted stock units (RSUs)	$—	$1,104,261	$645,718
Compensation expense related to other RSUs	605,033	407,614	—
Compensation expense related to stock options	1,233,517	821,394	—

Total stock compensation expense	$1,838,550	$2,333,269	$645,718

        For comparison purposes, the following table sets forth the pro forma amounts of net income and net income per share for the year ended December 31, 2005 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123R for those years:

Year ended December 31, 2005
Net loss to common shareholders as reported	$(9,312,104)
Pro forma compensation expense	249,890

Net loss—pro forma	$(9,561,994)

Loss per share—as reported	$(0.20)

Loss per share—pro forma	$(0.20)

        As of December 31, 2007, there was approximately $1,477,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock grants.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 9. Income Taxes

        The components of the provision (benefit) for income taxes consisted of the following:

				Cumulative from May 8, 1997 (Date of Inception) to December 31, 2007
	Year ended December 31,
	2007	2006	2005
State—current	$3,506	$2,137	$750	$26,255
Federal—deferred	(3,972,977)	(2,759,406)	(3,901,616)	(45,456,400)
State—deferred	1,032,833	(1,074,671)	(35,387)	(5,886,261)
Increase in valuation allowance	2,940,144	3,834,077	3,937,003	51,342,660

Provision (benefit) for income taxes	$3,506	$2,137	$750	$26,254

        State minimum taxes are included with selling, general and administrative expenses.

        A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit	(34)%
State, net of federal effect	(6)
Valuation allowance provided	40

Effective rate	—%

        We adopted the provisions of FIN48 on January 1, 2007. The implementation of FIN 48 did not result in a change to the estimated liability for unrecognized tax benefits at January 1, 2007. At December 31, 2007, we had no unrecognized tax benefits that would have an impact on our effective tax rate.

        The significant components of our deferred tax assets and liabilities consisted of the following at December 31:

	2007	2006
Long-term assets:
Net operating loss carryforwards	$43,799,785	$40,006,078
Research and development credits	3,717,311	3,286,515
Restructuring reserves	426,499	1,611,491
Other	120,197	219,564

Net deferred tax assets before valuation allowance	48,063,792	45,123,648
Less valuation allowance	(48,063,792)	(45,123,648)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $2,940,144 in 2007, $3,834,077 in 2006 and $3,937,003 in 2005, primarily due to the generation of net operating loss carry forwards and credits for which realization is not reasonably assured.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 9. Income Taxes (Continued)

        The following approximates the net operating loss carry forwards and business credits we have available in the future for federal and state tax purposes:

	As of December 31,
	2007	2006
Net operating loss carry forwards available in the future:
Federal	$118,056,000	$104,031,000
State	61,014,000	77,259,000

Total net operating loss carry forwards available	$179,070,000	$181,290,000

Business credits available in the future:
Federal	$2,213,000	$1,917,000
State	1,504,000	1,370,000

Total business credits available	$3,717,000	$3,287,000

        The net operating loss carry forwards will begin to expire in 2017 for federal tax purposes and began to expire in 2002 for state tax purposes. The federal research and development credits begin to expire in 2017.

        We have excess tax deductions related to equity compensation of approximately $1.7 million and $1.5 million in 2007 and 2006, respectively, of which the benefit will be realized when it results in a reduction of taxable income in accordance with SFAS 123R.

        Since the Company's formation, we have raised capital through the issuance of capital stock on several occasions, as well as transfers of common stock, which resulted in changes of control as defined by Section 382 of the Internal Revenue Code. As a result of the ownership changes, portions of our net operating loss carryforward are subject to annual limitations under Section 382. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

        We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2007, tax years subject to examination by taxing authorities in the federal jurisdiction are 2004 and forward. The most significant state tax jurisdiction for the company is Massachusetts, and tax years subject to examination by taxing authorities in that jurisdiction are 2004 and forward.

Note 10. Related Party Transactions

        There were no related party transactions during 2006 or 2007.

Note 11. Quarterly Results (Unaudited)

        In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 11. Quarterly Results (Unaudited) (Continued)

presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$392,706	$449,328	$372,515	$174,285
Gross profit (loss)	$460	$29,784	$21,204	$89,338
Loss from operations	$(3,207,368)	$(3,205,731)	$(2,944,650)	$(4,261,868)
Net (loss) income	$(3,089,618)	$(3,066,126)	$(2,813,791)	$(3,948,370)
Loss per share—basic and diluted	$(0.05)	$(0.04)	$(0.04)	$(0.05)
Weighted-average common shares outstanding	65,432,694	71,360,328	72,661,975	84,759,765

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$288,595	$209,439	$277,343	$193,200
Gross profit (loss)	$43,670	$3,021	$39,357	$37,427
Loss from operations	$(2,968,536)	$(3,426,225)	$(3,294,067)	$(2,993,488)
Net (loss) income	$(2,821,650)	$(3,272,601)	$(3,165,005)	$(2,904,182)
Loss per share—basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.04)
Weighted-average common shares outstanding	58,700,036	58,950,147	59,218,443	59,442,592

Note 12. Subsequent Event

        None

Note 13. Schedule II Valuation and Qualifying Accounts

	2007
Description	Balance at 1/1/2007	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2007
Product warranty	$36,527	$4,263	$—	$(5,118)	$35,672
Accounts receivable reserve	18,868	(16,300)	—	—	2,568
Inventory reserve	1,808,801	—	(153,098)	(288,423)	1,367,280
Asset impairment reserve	3,699,656	16,254	—	(2,649,664)	1,066,246

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 13. Schedule II Valuation and Qualifying Accounts (Continued)

	2006
Description	Balance at 1/1/2006	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2006
Product warranty	$30,081	$8,250	$4,454	$(6,258)	$36,527
Accounts receivable reserve	13,230	5,638	—	—	18,868
Inventory reserve	2,345,037	664,311	(44,476)	(1,156,071)	1,808,801
Asset impairment reserve	3,721,707	18,338	—	(40,389)	3,699,656

        Product warranty—Deductions include amounts paid for consultants, travel and freight costs to repair/replace our inverter systems under our five-year warranty.

        Accounts receivable reserve—In 2006 we recorded a reserve for certain accounts which we deemed to be doubtful. In 2007, we received payments against previously reserved accounts.

        Inventory reserve—Our inventory is fully reserved. We disposed of inventory that no longer had value to us and we utilized components from our inventory in our research and development contracts during 2006 and 2007. Certain materials purchased during 2006 and 2007 to be used for our research and development works flowed through our inventory system and so are included in the column titled "Charged to costs and expenses".

        Asset impairment reserve—In 2002, we recorded an asset impairment reserve for underutilized plant and equipment. In 2007 and 2006, we sold or disposed of certain assets and reduced the associated reserve. We increased this reserve by approximately $18,000 included in casualty loss based upon damage to certain assets during the prototype malfunction that occurred in December 2006.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective on December 31, 2007.

Management's Report on Internal Control over Financial Reporting

        Our Management is responsible for establishing adequate internal control over financial reporting, as that term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in internal control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on that date.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)
Directors.

        The names, ages, current positions and committee memberships and principal occupations during the last five years of our current Directors are described below:

F. William Capp, age 59 (director since 2001)

        Mr. Capp has served as our President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Masters Degree in Mechanical Engineering from the University of Michigan.

Stephen P. Adik, age 65 (director since 2004)
        Audit Committee
        Compensation Committee
        Finance Committee
        Nominating and Governance Committee

        Mr. Adik served as Vice Chairman at NiSource Inc. (NYSE: NI), a Fortune 500 electric, natural gas and pipeline company, from December 2000 until his retirement in December 2003. He served on the Board of NiSource from December 2000 to May 2005. He is a member of the Board of Directors and Chairman of the Audit Committee of NorthWestern Corporation, an electric and natural gas company. He is also a member of the Board of Directors of the Chicago South Shore and South Bend Railroad, a regional railroad company and the Dearborn Mid-West Conveyor Company, a supplier of material handling equipment to the automotive and bulk materials industry. Mr. Adik received his Bachelor of Science degree in Mechanical Engineering from the Stevens Institute of Technology, and an MBA degree in Finance from Northwestern University.

Daniel E. Kletter, age 69 (director since October 2006)
        Audit Committee
        Finance Committee
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

Virgil G. Rose, age 62 (director since January 2007)
        Compensation Committee
        Nominating and Governance Committee

        Mr. Rose has been an independent consultant providing advisory services that include working with the United States Department of Energy, California Energy Commission, California ISO, Bonneville Power Authority, National Labs, and numerous west coast utilities since 2004. From 2001 to 2004, Mr. Rose was Senior Vice President and Director of Energy Delivery and Management at Nexant, an international energy industry consulting company. Mr. Rose has 38 years of experience in the electric utility industry in various consulting, engineering, system operation, and management capacities, including 27 years with Pacific Gas & Electric (PG&E), where he served as Senior Vice President of Electric Supply. Mr. Rose received a Bachelor of Science in Electrical Engineering from Fresno State University, a Master of Science in Electrical Engineering from Santa Clara University, and has completed the Advanced Management Program at Harvard University.

Jack P. Smith, age 59 (director since 2001)
        Compensation Committee
        Nominating and Governance Committee

        Mr. Smith is Chairman, Director and co-owner of Silversmith Inc., a producer of natural gas well metering and automated data reporting systems. Mr. Smith co-founded Silversmith Inc. in 2003. Prior to his current engagement with Silversmith, Mr. Smith was President and CEO of Holland Neway International, a leading producer of commercial vehicle suspensions and brake systems. Mr. Smith also serves on the Board of Directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago and Weasler Engineering in Wisconsin. He is a Trustee of Grand Valley State

University Foundation. Mr. Smith received his Bachelor of Science and Masters Degree in Mechanical Engineering and a Masters Degree in Business Administration from the University of Michigan.

Edward A. Weihman, age 59 (director since 2007)
        Audit Committee
        Finance Committee
        Nominating and Governance Committee

        Mr. Weihman is currently President of Kirkwood, Weihman & Co., LLC, a consulting firm serving the oil and gas industry. He was a Managing Director at Dresdner Kleinwort and a predecessor firm, Wasserstein Perella, from 1995 to 2006, where he was engaged in the mergers and acquisitions business for the firm's natural Resources and Utility clients. Mr. Weihman received his Bachelor of Arts degree from Williams College and a Masters Degree in Business Administration from Columbia University.

(b)
Executive Officers.

        The names, ages, current positions and principal occupations during the last five years of our current Executive Officers are described below.

Name	Age	Position
F. William Capp	59	President and Chief Executive Officer, Director
Matthew L. Lazarewicz	57	Vice President of Engineering and Chief Technical Officer
James M. Spiezio	60	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary

F. William Capp

        Mr. Capp has served as our President, Chief Executive Officer and member of the Board since December 1, 2001 when he joined the Company. Mr. Capp received his Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Master's Degree in Mechanical Engineering from the University of Michigan.

Matthew L. Lazarewicz

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

(c)
Board of Directors' Meetings and Committees

Meetings

        During the fiscal year ended December 31, 2007, our Board of Directors held 16 meetings. Each director attended more than 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during period.

Committees

        Our Board of Directors has established four standing committees: the Audit Committee, the Compensation Committee, Finance Committee and the Nominating and Governance Committee. No member of any of these committees is an employee of Beacon. The membership of each committee is listed below.

Audit	Compensation	Nominating and Governance	Finance Committee
Stephen P. Adik, Chair	Jack P. Smith, Chair	Virgil G. Rose, Chair	Daniel E. Kletter, Chair
Edward A. Weihman	Stephen P. Adik	Stephen P. Adik	Stephen P. Adik
Daniel E. Kletter	Virgil G. Rose	Daniel E. Kletter	Edward A. Weihman
Jack P. Smith
Edward A. Weihman

Audit Committee

        Under rules of the Nasdaq Stock Market, our Audit Committee must have at least three members, all of whom must be "independent." All members of our Audit Committee qualify as "independent" as defined in the Nasdaq Stock Market and SEC standards. Mr. Adik and Mr. Kletter are qualified as an Audit Committee Financial Expert, as defined by the SEC. The Audit Committee is appointed by and reports to our Board of Directors. Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of our independent auditors, review of the scope and results of our independent auditors' audit activities, evaluation of the independence of our independent auditors and review of our accounting controls and policies, financial reporting practices and internal audit control procedures and related reports. During the last fiscal year, the Audit Committee held 5 meetings. The Audit Committee's charter can be found on our website at www.beaconpower.com.

Compensation Committee

        Our Compensation Committee has the authority to set the compensation of our Chief Executive Officer and all other executive officers and has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation and establishing and reviewing general policies relating to compensation and benefits of employees. The Compensation Committee administers our Third Amended and Restated 1998 Stock Incentive Plan and Employee Stock Purchase Plan. Messrs. Adik, Smith and Rose are non-employee directors who have no interlocking relationships as defined by the SEC, and are all independent pursuant to the Nasdaq Stock Market Rules applicable to members of this committee. The Compensation Committee held 7 meetings during the last fiscal year. The Compensation Committee's charter can be found on our website at www.beaconpower.com.

Nominating and Governance Committee

        The Nominating and Governance Committee recommends to the Board corporate governance guidelines applicable to the Board and to the Company and oversees the effectiveness of our corporate governance in accordance with those guidelines. The committee also identifies individuals qualified to become Board members, reviews the qualifications of nominee directors and recommends to the Board the director nominees for annual meetings of stockholders and candidates to fill vacancies on the Board. Additionally, the committee recommends to the Board the directors to be appointed to Board committees. A stockholder may nominate a person for election as a director by complying with Section 2.2 of our By-Laws, which provides that advance notice of a nomination must be delivered to us and must contain the name and certain information concerning the nominee and the stockholders who support the nominee's election. A copy of this By-Law provision may be obtained by writing to Beacon Power Corporation, Attn: James M. Spiezio, Secretary, 65 Middlesex Road, Tyngsboro, Massachusetts 01879. Director nominees submitted by our stockholders will be considered on the same terms as other nominees. All members of our Nominating and Governance Committee qualify as "independent" pursuant to the Nasdaq Stock Market Rules. The Nominating and Governance Committee held 7 meetings during the last fiscal year. The charter for our Nominating and Governance Committee can be found on our web site at www.beaconpower.com.

(d)
During 2007, we revised and updated our code of conduct that applies to all of our employees, including our chief executive officer and our chief financial officer. A copy of our Corporate Code Of Conduct can be found on the Internet at our website www.beaconpower.com, or by request, free of charge by writing to our Investor Relations Department at our principal executive office 65 Middlesex Road, Tyngsboro, MA 01879. We intend to disclose on our website any amendments to the Code, or any waiver from a provision of the Code.

(e)
Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, during our fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our directors, officers and ten-percent stockholders were satisfied.

Item 11.    Director and Executive Officer Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

        Our executive compensation and benefit program has been designed to encourage our Executive Officers and Senior Management to pursue our strategic objectives while effectively managing the risks and challenges inherent in a development stage company transitioning into a commercial company. We have created a compensation package that combines short and long-term components through a mix of base salary, bonus and equity compensation, in the proportions we believe are most appropriate to incentivize and reward our Executive Officers and Senior Management for achieving our strategic objectives. Moreover, the program is designed to be competitive with comparable employers and to align management's incentives with the long-term interests of our stockholders. Our compensation-setting process consists of establishing targeted overall compensation for each Executive Officer and Senior Manager and then allocating that compensation among fixed and variable compensation. At the executive and senior levels, we design the incentive compensation to reward company-wide performance, shareholder value creation, and the achievement of specific financial, operational and strategic objectives.

        Our compensation program is a performance-oriented structure exemplified by the elements of compensation that is at risk for our Executive Officers. For example over 70% of our CEO's total compensation is variable and is based on performance relative to strategic objectives.

        In 2007 our Executive Officers performance to strategic objectives resulted in an 80% payout of the targeted bonus. The objectives for 2007 had been heavily weighted on the Executive Officers being successful in obtaining sufficient equity-based financing to complete development of our flywheel systems, build-out the new manufacturing facility and have sufficient operating cash to begin the procurement of key components for the construction of the first megawatt of frequency regulation power. The targeted raise for the year was $20 million which was exceeded as the equity raised for the year totaled over $45 million. In 2006 the payout of the targeted bonus for the Executive Officers was 30% as the targets for that year were only partially met.

Role of Our Compensation Committee

        Our Compensation Committee approves, administers and interprets our executive compensation policies. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code, "non-employee directors" for purposes of Rule 16b-3 under the Exchange Act and "independent directors" for purposes of the Nasdaq Stock Market rules. Our Compensation Committee has as members Mr. Stephen P. Adik, and Mr. Virgil G. Rose and is chaired by Mr. Jack P. Smith.

        Our Compensation Committee reviews and makes recommendations to our Board of Directors to ensure that our compensation program is consistent with our compensation philosophy and corporate governance guidelines and, subject to the approval of our Board (without the participation of the CEO), establishes the compensation paid or granted to our Executive Officers, which include our CEO, CFO and CTO. The Compensation Committee also establishes an overall pool of compensation for Senior Management and other employees.

        Compensation Committee Interlocks and Insider Participation. Messrs. Adik, Smith and Rose are non-employee directors who have no interlocking relationships as defined by the SEC, and are all independent pursuant to the Nasdaq Stock Market Rules applicable to members of this committee.

Role of Compensation Consultant

        The role of Watson Wyatt is to provide the Compensation Committee with an assessment of the compensation structure for the Executive Officers in terms of overall compensation as well as the components of that compensation, including base salary, bonus and long term incentives. This assessment includes a competitive reference of both total compensation and the components of that compensation to companies that the consultant and the Compensation Committee agree are an appropriate peer group. In addition, Watson Wyatt provides its forward view of the trends in compensation both in the aggregate as well as the components to insure that our program offers competitive compensation.

Role of our Executive Officers

        The role of the CEO and CFO is to allocate the compensation pool approved by the Compensation Committee among all our other employees, including the other Senior Managers, and to provide recommendations to the Compensation Committee in regards to any equity compensation to be granted for Senior Management and other employees.

        During the transition from development stage to commercial, we have aligned the compensation structure of all other employees to the same company-wide strategic objectives and performance as the Executive Officers' and Senior Managers' compensation. As we transition to commercialization, we expect to design the incentive compensation for the employees other than Senior Managers to reward the achievement of specific operational goals within areas under the control of the relevant employees as well as company-wide performance.

Evolution of our Compensation Strategy

        Our compensation strategy is necessarily tied to our stage of development. Accordingly, the specific direction, emphasis and components of our executive compensation program will continue to evolve in parallel with the evolution of our business strategy. For example, as we transition from development stage to commercial with more predictable financial resources, our compensation programs may also evolve, reflecting the changing needs of the business and available resources. Similarly, our goals will be modified to incorporate changing requirements expected of us, such as compliance with all the requirements of the Sarbanes-Oxley Act and the effectiveness of our stockholder communications. Our Compensation Discussion and Analysis will, in the future, describe these evolutionary changes, if any.

Program Participants

        We have a compensation program for our Executive Officers and a separate program for the remainder of the Senior Managers. Our Executive Officers are:

  •
  F. William Capp, Chief Executive Officer (CEO)

  •
  James M. Spiezio, Chief Financial Officer (CFO)

  •
  Matthew L. Lazarewicz, Chief Technical Officer (CTO)

        In addition, the two highly-compensated managers named below (who are included in our compensation tables) are compensated pursuant to a separate compensation program, and together with the Executive Officers, are referred to as "Senior Management" or our "Senior Managers."

  •
  Chester R. Lyons, Director of Marketing and Sales

  •
  James Arseneaux, Director of Engineering

Development of a Formal Compensation Program

        Our Compensation Committee has taken the following steps to ensure that our compensation and benefit programs for Executive Officers are consistent with our compensation philosophy and our corporate governance guidelines:

  •
  Beginning in 2005, engaged and directed Watson Wyatt, as our independent executive compensation and benefits consultant, to assess the competitiveness of our compensation program, and provide a high-level review of our long-term incentive plan

  •
  With the assistance of ongoing inputs from Watson Wyatt, we have developed appropriate compensation packages by targeting a competitive level of pay as measured against our peer group described below

  •
  Maintained a practice of reviewing the performance and determining the total compensation earned, paid or awarded to our Chief Executive Officer independent of input from him

  •
  Developed compensation guidelines for our Chief Financial Officer and Chief Technical Officer with assistance from our Chief Executive Officer, and determined what we believe to be appropriate total compensation based on competitive levels as measured against our peer group

  •
  Maintained the practice of holding executive sessions, without executive officers present, at every Compensation Committee meeting, and

  •
  For the remainder of the team, including other Senior Managers, the Compensation Committee and Executive Officers review the compensation program to insure consistency with our compensation philosophy and governance guidelines.

        Based on these efforts and examinations, the Compensation Committee developed a compensation program intended to be in place for the next several years and continues to monitor this program to insure its effectiveness.

Targeted Compensation Framework

        To test the competitiveness of our compensation program, Watson Wyatt compared our compensation practices and levels to a group of specific peer companies, both representative of companies of similar size and industry.

        Since our company has grown, Watson Wyatt updated the compensation benchmarking peer group, which was approved by the Compensation Committee in January 2008. In selecting the peer comparison group, the following criteria were used:

  •
  Publicly-traded companies subject to disclosure requirements governed by the SEC

  •
  Companies that operate in the capital goods sections or select companies in the Jeffries Clean Technology index

  •
  Companies that are similar in size to the company:

  •
  Market capitalization—generally within a range of .5X—2.5X of our own

  •
  Revenue—within a range of $0 to $50 million

  •
  Companies that are generally in a similar business stage

        Using the above screening criteria, the peer comparison group was determined to be Active Power Inc., Akeena Solar Inc., Ascent Solar Technologies, Capstone Turbine Corporation, Daystar Technologies Inc., Evergreen Energy Inc., Hoku Scientific Inc., Ocean Power Technologies Inc., Satcon Technology Corporation, Spire Corporation, and UQM Technologies, Inc. A majority of the above companies operate in the electrical equipment sub-sector (same as our company) and compete against each other for executive talent.

        With the assistance of Watson Wyatt, we compared the following aspects of our compensation program to those of our peer group members:

  1.
  Current Landscape

  •
  Current programs and trends in the marketplace were observed to provide an overview of the current compensation environment, competitive market practices and emerging trends

  2.
  Total Direct Compensation

  •
  All compensation including base salaries, annual incentives and the fair value of long-term incentives

  •
  These evaluations were utilized to determine whether compensation opportunities were competitive with market levels and are delivering an appropriate mix of pay, both fixed and variable

  3.
  Usage, Dilution & Plan Expense

  •
  Usage: Number of shares and options being granted as a percentage of shares outstanding

  •
  Dilution: Number of shares currently outstanding and available for grant in the current equity program

  •
  Both of these measurements were considered over a one and three year period. This assessment considered the relative competitiveness, from a share number perspective, that the equity program has offered historically and the resulting potential shareholder dilution

  •
  Cost of the current equity program as a percentage of market capitalization to assess the total expense of delivering long-term incentives relative to the group of Peer Companies.

        This analysis resulted in a decision implemented in 2006 to shift a portion of short-term incentive opportunity to long-term incentives to appropriately balance near term operational goals with longer term shareholder value creation. Specifically, we reduced each Executive Officer's short-term incentive targets and introduced a portfolio approach to delivering long-term incentives, comprised of stock options, restricted stock units (RSUs) and performance stock units (PSUs). The structure developed as a result of those analyses and subsequent discussions serves as the foundation for our executive compensation program going forward. Based on our most recent analysis we believe this structure was appropriate for the 2007 compensation structure.

        We intend to continue our strategy of compensating our Executive Officers at competitive levels, through programs that emphasize performance-based incentive compensation in the form of cash and equity. To that end, total executive compensation is structured to ensure that, due to the nature of our business, there is an equal focus on our financial performance and stockholder return. For 2007, the total compensation paid to our Executive Officers generally was between 50th and 75th percentile of total compensation paid to the executive officers of our peer group. Base salaries were competitive with the market median with the exception of the CEO, which was around the market 25th percentile. An adjustment has been made in the CEOs 2008 compensation. We believe that the positioning of our Executive Officer compensation was consistent with our financial performance, the individual performance of each of our executives and the interests of stockholder. We also believe that the total compensation was reasonable in the aggregate. Further, in light of our compensation philosophy, we believe that the total compensation package for our Executive Officers should continue to consist of base salary, annual cash incentive awards (bonus), long-term equity-based incentive compensation, and certain other benefits.

        The competitive posture of our total annual direct compensation will vary from year to year based on our results and individual performance versus the performance of the peer group companies and their respective level of annual performance bonus awards made to their executives. We believe our target total annual direct compensation is generally positioned at approximately the 50th to 60th percentile.

Components of Compensation Program

        Our performance-driven compensation program has both current and long term components. Our Executive Officers' compensation is defined in the Executive Agreements (which are further detailed in the section titled "Executive Officer Employment Agreements" below.) All of our other employees, including the other Senior Managers, are employees at will. However, they participate in the compensation programs as noted below.

Current Compensation Components

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

Base Salary

        Base salary will typically be used to reward the experience, skills, knowledge and responsibilities required of each of our Executive Officers, as well as competitive market conditions. In establishing the 2007 base salaries, our Compensation Committee considered the proposals made by the Executive Officers and the recommendations made by Watson Wyatt, who were retained to do an update of their findings from the prior year. The factors considered in determining salary and annual increases to salary, which are adjusted effective January 1 of each year, were:

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

  •
  Knowledge, skills, attitude and focus

  •
  Competitive market for corresponding positions within comparable geographic areas and industries

        Using the same criteria outlined above, our Compensation Committee works directly with its independent compensation consultant to determine the compensation recommendations that our Compensation Committee makes to our Board of Directors regarding specific compensation actions for the Executive Officers. The Executive Officers' base salaries increased from 2005 to 2006 by 4.0% to 4.3% and from 2006 to 2007 by 2.0% to 4.0%. For 2008 the Executive Officers' base salaries for the

CFO and CTO increased 4%. The base salary of the CEO increased by 15% as a result of the analysis of the peer group. The Compensation Committee evaluates each Executive Officer's base salary in terms of his individual performance and his relative percentile performance to the peer group. In the increases in 2006 and 2007 base salary, the range between Executive Officers was small, reflecting comparable performance to expectations for each Executive Officer, and base salaries being in line with its guideline relative to the peer group. The 2008 base salary increases for the CFO and CTO reflect comparable performance to expectations and base salaries bring in line with its guidelines relative to the peer group. In the case of the CEO, the base salary increase was higher than the other Executive Officers to bring base salary in line with its guidelines relative to the peer group.

Executive Officer	2005 Base Salary	2006 Base Salary	% Increase
F. William Capp	$240,000	$250,000	4.2%
James M. Spiezio	187,000	195,000	4.3%
Matthew L. Lazarewicz	171,600	178,500	4.0%

Executive Officer	2006 Base Salary	2007 Base Salary	% Increase
F. William Capp	$250,000	$257,500	3.0%
James M. Spiezio	195,000	202,705	4.0%
Matthew L. Lazarewicz	178,500	182,000	2.0%

Annual Incentives

Performance Bonus

Overview of Performance Bonus Program

        Awards under the program are based on a quantitative and qualitative review of all of the facts and circumstances related to the Company and each executive's or employee's performance. Senior Managers may receive awards from zero to 100% of his target bonus based on the review of results. Additional awards of up to 50% of the potential bonus may be awarded for performance at levels above targeted goals and objectives or improvement in the timing of achieving certain results. The criteria for these potential additions to the bonus are clearly defined as part of establishing the potential bonus structure each year.

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

Discretionary Bonus

        Additional discretionary awards of up to 25% of the potential bonus may be awarded for performance to targets that emerge subsequent to the establishment of the year's bonus program or other achievements not previously identified.

        The Compensation Committee evaluates each Executive Officer and Senior Manager as well as our other employees once each year based on the achievement of set goals. This review is typically done during the first quarter of the year. We review final results at the end of the year versus pre-determined objectives and begin discussions regarding performance objectives for the next fiscal year. Performance bonuses may be awarded in the form of cash or RSUs and equity-based awards.

        Total compensation for our Executive Officer and Senior Managers as well as the remainder of our employee team may vary significantly from year to year, based on the percentage of achievement of goals. In addition, the value of equity awards in either RSUs or stock options may vary significantly in value based on our stock's performance.

2007 Performance Bonus and Resulting Bonus Payout

        Our business strategy is to become a leader in providing frequency regulation services to the electrical grid. We intend to build our service business through our internal research efforts, our use of proprietary technologies, expansion of manufacturing capabilities and our deployment of facilities dedicated to providing economically viable frequency regulation services to the electrical grid. In order to accomplish these goals, we will need to expand manufacturing capabilities, acquire appropriate locations for installation of our flywheel systems and raise additional financing. We must also focus on continually strengthening our management and technical teams, in order to provide the human resources necessary to carry out our business objectives.

        In 2007, we made significant progress in executing our strategic plan. For 2007, the target goals and results were as follows:

Description of goal	Results
25kWh Flywheel Development: metrics relate to operation through speed range and power as of certain target dates, ordering long lead parts related to production units, safety testing, and assembling the first production flywheel for revenue service	Operation through speed range achieved, long lead commitments and safety testing complete. Did not complete assembly of first production unit.
Smart Energy Matrix Development: metrics relate to selecting a site for our first regulation power station, completing the SEM plant design, and finalizing a detailed project plan leading to revenue in April 2008	Goals partially achieved.
Fundraising: metrics relate to achievement of specific financing goals	Goals achieved.
Government Contracts: metrics relate to maintaining investor awareness and completion of certain existing contracts	Goals achieved.
New Revenue: metrics relate to achievement of new contracts from State or Federal agencies and product sales	Goals partially achieved.

        Stretch Goals.    Additional bonus amounts could be awarded for exceeding certain targets related to the timing of flywheel development, fundraising, and other revenue-related contracts. These stretch goals were designed to be extremely difficult to achieve; however, if met, could have resulted in bonus payouts up to 145% of the Targeted bonus amounts for the officers and 162.5% of the Targeted bonus amounts for the other Senior Managers.

        Based on these goals and the resulting attainment, each Executive Officer was judged to have achieved 80% of his goals, and each other Senior Manager was judged to have achieved 75% of his goals. Accordingly, for our Executive Officers and Senior Managers, the Target and actual bonuses paid in February 2008 for our 2007 Performance Plan were as follows:

Name	2007 Base Salary	Bonus Potential as a% Salary	2007 Target Bonus Potential	Bonus Percent Awarded (as a % of Target)	Bonus Amount Paid
F. William Capp	$257,500	50.0%	$128,750	80.0%	$103,000
James M. Spiezio	202,705	35.0%	70,947	80.0%	56,758
Matthew L. Lazarewicz	182,000	35.0%	63,700	80.0%	50,960
Chet Lyons	135,500	37.4%	50,667	75.0%	38,000
James Arseneaux	138,000	31.5%	43,470	75.0%	32,600

        The bonus potential as a percent of salary was defined in the Executive Officers' Employment Agreements with the Company. These agreements are further described below. For Mr. Lyons and Mr. Arseneaux, the Target is stated as a percentage of his salary, and is consistent with the bonus percentage for which he was eligible in prior years.

2006 Performance Bonus Program

        For 2006, the Target goals, scoring metrics and 2006 results used to calculate the bonuses were as follows:

Description of goal	Results
25kWh Flywheel Development: metrics relate to operation through speed range and power as of certain target dates and ordering of long lead parts related to prototypes	Operation through speed range achieved independent of prototype malfunction. Achieved 80% of power goal.
Smart Energy Matrix Development: metrics relate to management's activities in marketing the company, obtaining ISO certification and selecting a site for our first frequency regulation facility	Goals achieved, with the exception of site selection (which was still in process at year end).
Fundraising: metrics relate to achievement of specific financing goals and maintenance of investor awareness	Partial achievement.
Government Contracts: metrics relate to performance for existing contracts and obtaining new contracts	Goals achieved.
New Revenue: metrics relate to identification of potential new revenue sources and product sales	Goals partially achieved.

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

        The bonus potential as a percent of salary was defined in the Executive Officers' Employment Agreements with the Company. These agreements are further described below. For Mr. Hockney, the Target is stated as a percentage of his salary, and is consistent with the bonus percentage for which he was eligible in prior years. For Mr. Lyons, as with other new hires during 2006, the Target amount was defined in his employment offer letter.

Long-term Compensation

        At present, our long-term compensation for Executive Officers consists of a combination of common stock options and RSUs, all with a three year vesting period, and performance stock units (PSUs) tied to achieving specific longer term objectives. We believe this strategy of utilizing a combination of options, RSUs and PSUs is appropriate for aligning the interests of our Executive Officers with those of our stockholders over the long term, focuses on attaining key operational milestones, and provides an effective retention feature. All Options, RSUs and PSUs are granted under our Third Amended and Restated 1998 Stock Incentive Plan. Details as to the valuation of these grants is included in our Notes to Consolidated Financial Statements included herein, and are incorporated here by reference. Equity grant practices, including recent changes, are detailed in a subsequent section of this discussion. Our practice is to grant stock options and RSUs on an annual basis at the time of annual performance review. The typical target expected value of the annual long term incentive grant is 100% of base salary for the CEO and 55% of base salary for the CFO and CTO. PSUs were granted in 2006 as a special grant to motivate the executives to achieve specific long-term financial objectives.

Common Stock Option Grants

        Our common stock option grants are designed to align management's performance objectives with the interests of our stockholders. We believe that these options provide an important component of executive compensation which is fully aligned with our shareholder's interests whereby the impact of any business setbacks, whether Company-specific or industry based, achievement of objectives or other performance matters impacts the Executive Officers as well as shareholders directly. Our Compensation Committee also grants options to key employees based on this same rationale and in addition, enables these key employees to participate in the long term appreciation of our stockholder value. In addition, all new permanent, full-time employees are granted options when they join the Company. We further believe that our option grants provide a means to assist in the retention of key employees, inasmuch as they are in almost all cases subject to vesting over an extended period of time.

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

        In 2007, options vesting over three years granted to our Executive Officers pursuant to the Executive Agreements were as follows: Mr. Capp, 445,893 options; Mr. Spiezio, 192,772 options; and Mr. Lazarewicz, 173,743 options. A portion of the options granted were intended to have been granted with the 2006 Executive Agreements, but were omitted through administrative error. These options were granted in March 2007 at the exercise price in effect as of the date of the 2006 agreements, which was $1.58, and included accelerated vesting provisions as if the options had been granted in March 2006. The remainder of the options had exercise prices based on the stock closing price on the date of grant, which was $0.89.

Restricted Stock Unit Grants

        RSUs were granted to our Executive Officers pursuant to the Executive Agreements. Our issuance of RSUs is a further effort to align management's performance objectives with the interest of shareholders by having the same attributes as our vesting stock options with the additional alignment of each Executive Officer owning actual shares. These RSUs vest quarterly over a three year period, and are generally converted to common stock on the vesting dates. The numbers of RSUs issued to each of the Executive Officers based upon the 2006 Executive Agreements were as follows: Mr. Capp, 23,133 units; Mr. Spiezio, 9,924 units, and Mr. Lazarewicz, 9,084 units. The compensation value of these RSUs was calculated using the stock closing price on the date of grant, which was $1.55. The numbers of RSUs issued to each of the Executive Officers based upon the 2007 Executive Agreements were as follows: Mr. Capp, 39,597 units, Mr. Spiezio, 17,152 units; and Mr. Lazarewicz, 15,399 units. The compensation value of these RSUs was calculated using the stock closing price on the date of grant, which was $0.89.

        The charts below show long term incentive (LTI) grants as a percentage of base salary for 2006 and 2007:

Name	2007 Base Salary	Fair Value of Options Granted	Value of RSUs Granted	Total LTI	LTI as % Base Salary
F. William Capp	$257,500	$196,003	$35,241	$231,244	90%
James M. Spiezio	202,705	84,902	15,265	100,167	49%
Matthew L. Lazarewicz	182,000	76,223	13,705	89,928	49%

Executive Officer	2006 Base Salary	Fair Value of Options Granted	Value of RSUs Granted	Fair Value of "Catch-Up" Options Granted (1)	Total LTI	LTI as % Base Salary
F. William Capp	$250,000	$125,791	$35,856	$39,391	$201,038	80%
James M. Spiezio	195,000	53,965	15,382	16,898	86,245	44%
Matthew L. Lazarewicz	178,500	49,398	14,080	15,469	78,947	44%
(1)
These options were granted on March 2, 2007, as part of the 2007 Executive Agreements at an exercise price of $1.58, which represented the stock closing price as of the date of the 2006 Executive Agreements. The closing price of our stock on the date of grant was $0.89. These options were intended to have been included in the 2006 Agreements, and were omitted through administrative error. Although granted in 2007 (and included in the 2007 activity in the compensation tables that follow this Compensation Discussion and Analysis), they are shown here in comparison to the 2006 Base salary to demonstrate the Compensation Committee's intentions in terms of targeting long term incentive compensation as a percentage of base salary. The vesting dates of these options were adjusted as if they had been granted as part of the 2006 Executive Agreements.

Performance Stock Unit Grants

        Our Performance Stock Units (PSUs) are also designed to align management's performance objectives to shareholder interest by providing stock grants that cliff-vest upon achievement of specific longer term objectives of interest to our investors.

        The Executive Officers were granted PSUs as part of the Executive Agreements in 2006 to incentivize the Executive team to maintain a sustained drive and focus on moving the development-stage company successfully into production. The PSUs were structured to provide Mr. Capp with potential awards valued at $1,000,000 and Mr. Spiezio and Mr. Lazarewicz with awards valued at $500,000 each of RSUs, where the unit price used to calculate the number of units was based on the average of the high and the low stock price on the date of grant, $1.58. This equates to a potential award of 632,911 shares to Mr. Capp and 316,456 shares each to Mr. Spiezio and Mr. Lazarewicz. There were no additional PSUs granted in 2007.

        The PSUs cliff vest only upon achievement of certain conditions:

  a.
  Achievement of the following Adjusted EBITDA goals for the fiscal years ending in 2009 or 2010. (Adjusted EBITDA is defined as net earnings before Interest, Taxes, Depreciation, Amortization and Stock Compensation Expense.) We believe that a multiplier of EBITDA has a direct correlation with common stock valuations and that achieving the EBITDA goals will maximize shareholder value in the 2009 - 2010 timeframe.

    The scale for potential awards is as follows:

Size of Adjusted EBITDA:	Number of RSUs in the Actual Award
Under $2,000,000	No Award
$2,000,000	50% of the Potential Award
$2,000,000 to $4,000,000	(Potential Award X Adjusted EBITDA)/4,000,000
Over $4,000,000	100% of the Potential Award

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

        Based on our current business plan as of December 2007, executive management believes that it is likely that the full potential award will be earned. Accordingly, a pro-rata portion of the fair value of the award is being expensed ratably over the service period over which the PSUs are earned. It is also included in the Summary Compensation Table as a Stock Award.

Equity Grant Practices

        During 2007, our Board granted common stock options, RSUs and PSUs based upon the recommendations of our Compensation Committee and the Executive Agreements. These grants to Executive Officers were generally made during regularly scheduled meetings of the Board of Directors. Mr. Capp and Mr. Spiezio have been authorized by the Board of Directors to issue common stock option grants to individuals being hired, within certain limits which have been predetermined by the Board based upon job title/function.

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

Watson Wyatt Analysis of Pay Mix

        According to Watson Wyatt's analysis, we deliver a higher portion of pay to the CEO via long-term incentive compensation relative to annual compensation as compared to the peer group. This is common for development-stage companies, which typically focus more on LTI as opposed to cash compensation. The charts below compare Mr. Capp's compensation pay mix to that of CEO's in the peer group:

Chief Executive Officer Pay Mix

        The CFO and CTO have similarly-designed LTI packages, whereas the market typically differentiates pay for the two executives. Generally, CTOs of development stage companies have higher variances in their LTI packages than do CFO's, as is reflected in the peer market data. The charts below compare Mssrs. Spiezio and Lazarewicz's pay mix percentages to those of the respective peer groups.

Chief Financial Officer Pay Mix

Chief Technical Officer Pay Mix

        In total, we believe that our executives' pay mix reflect a significant percentage of pay at risk, well above those of their peers, which we believe is appropriate given our status as a development-stage company.

Executive Officer Employment Agreements

        On March 2, 2007, we entered into employment agreements with our Executive Officers, commencing on the date of the agreement and continuing until March 31, 2008, unless renewed or terminated. Additional agreements providing for long term incentive compensation consisting of Restricted Stock Units (RSUs) and stock options were also dated March 2, 2007. The terms of these agreements were similar to those of the Executive Officer agreements dated May 8, 2006. However, the 2006 agreements also included performance-based RSUs. The terms of the long term compensation are discussed further below. These agreements, in total, will be referred to as the "Executive Agreements." In addition to the Base Salary and Targeted Bonus amounts (discussed above under "Current Compensation" section), the Executive Agreements specified other benefits, such as vacation time and fringe benefits. The fringe benefits include those available to our other employees, such as group health and dental insurance, life insurance, group long and short-term disability insurance, 401(k) plan, and stock plan participation. In addition, each Executive Officer is entitled to reimbursement for an executive physical every other year (not to exceed $1,000 for each such physical), as well as an additional life insurance policy over and above the insurance plan provided to all employees. Further, in the event that the Executive Officer becomes disabled and receives disability insurance payments that are less than his monthly base salary, we will pay him the difference between his normal base salary and the insurance payment, for the duration of his employment. These agreements also contain certain provisions related to severance and change of control, which are discussed further in the section titled, "Potential Payments upon Termination or Change in Control." We believe these benefits are consistent with those offered by other companies.

        We do not have a supplemental retirement plan or any form of executive retirement plan.

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

  •
  The Executive Officer is required to pay us or make provision satisfactory to us for payment of any taxes required to be withheld in connection with the Agreement. No shares of common stock will be issued pursuant to the exercise of the option unless the Executive Officer pays us or makes satisfactory provision for payment of any federal, state, or local withholding takes required by law with respect to the option.

REPORT OF THE COMPENSATION COMMITTEE

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2007.

        The following report is provided by the following directors, who constitute the Compensation Committee:

Submitted by the Compensation Committee:
Jack P. Smith, Chairman Virgil Rose Stephen Adik

        Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

        Set forth below is information regarding compensation earned by or paid or awarded to our Senior Managers during the year ended December 31, 2007:

        Summary Compensation Table.    The following table(s) sets forth the total compensation paid in the year ended December 31, 2007 to F. William Capp, our Principal Executive Officer; James M. Spiezio, our Principal Financial Officer; and our next three most highly paid officers: Matthew Lazarewicz, our Chief Technology Officer; Chester Lyons, our Director of Marketing and Sales; and James Arseneaux, our Director of Engineering.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Comp. ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Principal Executive Officer F. William Capp	2006	$250,000	$—	$532,099	$84,694	$37,500	$—	$7,300	$911,593
Principal Executive Officer F. William Capp	2007	258,491	—	305,428	198,665	103,000	—	5,942	871,526
Principal Finance Officer James M. Spiezio	2006	195,002	—	253,980	36,334	20,475	—	21,726	527,517
Principal Finance Officer James M. Spiezio	2007	203,485	—	150,490	85,777	56,757	—	20,635	517,144
Chief Technology Officer Matthew L. Lazarewicz	2006	178,500	—	240,302	33,259	18,743	—	11,081	481,885
Chief Technology Officer Matthew L. Lazarewicz	2007	182,700	—	149,115	77,512	50,960	—	9,490	469,777
Director of Marketing & Sales Chester Lyons	2006	127,500	10,000	—	101,010	17,500	—	—	256,010
Director of Marketing & Sales Chester Lyons	2007	136,021	—	—	83,589	38,000	—	1,564	259,174
Chief Engineer Richard Hockney	2006	131,000	—	53,138	—	12,500	—	3,930	200,568
Director of Engineering James Arseneaux	2007	138,531	—	—	29,625	32,600	—	4,590	205,346
(1)
Salaries and cash bonuses are reported on the accrual basis. Mr. Lyons was hired by Beacon in January 2006, and the cash bonus was a hiring bonus paid to him at that time.

(2)
For 2006, stock includes the SFAS 123(R) "fair value" of the RSU's granted to employees in lieu of 2005 cash bonuses based upon the 2005 Incentive Compensation plan, since these were granted (approved by the Board of Directors) during 2006. Note that the amount related to the RSU's granted in lieu of 2005 bonuses had been accrued at the end of 2005, and had been reported as "Bonus" in the 2005 Summary Compensation Table that was included in our Annual Report on

  Form 10-K/A for 2005 which was filed with the SEC on May 1, 2006. For both 2006 and 2007, the stock awards also include the vested or earned portion of the fair value of the RSUs granted to the Executive Officers in 2006 and 2007 and the PSUs which will become payable in 2009 or 2010 if certain performance goals are met. These performance goals relate to the achievement of certain Adjusted EBITDA (defined as net earnings before Interest, Taxes, Depreciation, Amortization and Stock Compensation expense) targets for the fiscal years ending in 2009 or 2010, the receipt of an unqualified audit opinion without a going concern limitation for the specified year, and continuation of employment until the other conditions are satisfied. No award is available for Adjusted EBITDA less than $2 million. To receive the full award, Adjusted EBITDA in excess of $4 million is required. If Adjusted EBITDA is between $2 million and $4 million, the award will be prorated. See the Consolidated Financial Statements, in particular Note 8, as well as the Compensation Discussion and Analysis, for a discussion of these plans. The details of the amounts shown in the "Stock Awards" column is as follows:

Name and Principal Position	Year	RSUs in Lieu of 2005 Bonus	RSUs per Officer Comp Agreement	Performance- Based RSUs	Total Stock Awards
F. William Capp	2006	$326,141	$24,140	$181,818	$532,099
F. William Capp	2007	—	32,701	272,727	305,428
James M. Spiezio	2006	152,714	10,357	90,909	253,980
James M. Spiezio	2007	—	14,126	136,364	150,490
Matthew L. Lazarewicz	2006	139,913	9,480	90,909	240,302
Matthew L. Lazarewicz	2007	—	12,751	136,364	149,115
Chester Lyons	2006	—	—	—	—
Chester Lyons	2007	—	—	—	—
Richard Hockney	2006	53,138	—	—	53,138
James Arseneaux	2007	—	—	—	—
(3)
Options include the SFAS 123(R) "fair value" related to the vested portion of the options granted. See the Consolidated Financial Statements, in particular Note 8, for a discussion of the assumptions made in the valuation of these options, as well as Management's Discussion and Analysis, both of which are incorporated here by reference. Note, however, that although the stock compensation for options recorded in our financial statements is calculated, per the requirements of SFAS 123(R), using management's estimate of forfeitures of 10%, the amounts included in these Executive Compensation tables is a gross amount that does not take into consideration the expected forfeiture rate (as required by the SEC).

(4)
The amounts shown as "Non-Equity Incentive Plan Compensation" represent the actual bonuses earned per the 2006 and 2007 Incentive Bonus Plans. These bonuses were paid in March 2007 and February 2008, respectively. See details of the incentive bonus plan structure in the Compensation Discussion and Analysis.

(5)
All of our employees, including our Executive Officers, are eligible to participate in our qualified deferred-contribution plan (401(k)). There are no additional executive retirement plans.

(6)
The amounts shown in the "All Other Compensation" column consist of the following:

Name and Principal Position	Year	Officer Life Insurance Premium(a)	Company Contributions to 401(k) Plan (b)	Health Insurance Premiums for Plan Not Generally Available to Employees (c)	Total—All Other Compensation
F. William Capp	2006	$2,953	$—	$4,347	$7,300
F. William Capp	2007	—	5,942	—	5,942
James M. Spiezio	2006	15,876	5,850	—	21,726
James M. Spiezio	2007	13,940	6,695	—	20,635
Matthew L. Lazarewicz	2006	5,726	5,355	—	11,081
Matthew L. Lazarewicz	2007	3,861	5,629	—	9,490
Chester Lyons	2006	—	—	—	—
Chester Lyons	2007	—	1,564	—	1,564
Richard Hockney	2006	—	3,930	—	3,930
James Arseneaux	2007	—	4,590	—	4,590
(a)
Represents the cost of life insurance coverage which is provided to the Executive Officers for which we are not the beneficiary.

(b)
We match 50% of the amount our plan participants contribute to our qualified defined contribution (401(k)) plan. The maximum contribution is 3% of salary. The amounts shown represent the company matching contributions for the individuals choosing to participate in the plan.

(c)
All full-time employees are eligible to participate in our health insurance plans, for which we pay a substantial portion of the premium and the employees pay the remainder. In 2006, two plans were available for eligible employees living in the State of Massachusetts, and a third plan was available for out-of-state residents. This third plan provided expanded geographical coverage, but is more costly. Mr. Capp chose to participate in this plan, although he did not meet the geographical requirements imposed on the general workforce. Accordingly, the net incremental annual premium cost is included here as a perquisite. In 2007, other Massachusetts-based employees were allowed to participate in the third plan; therefore, it is no longer considered a perquisite.

        Grants of Plan-Based Awards.    The following table shows all grants made to Senior Managers during the year ended December 31, 2007:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Market Price on	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units (#)(2)	Options (#)(3)	Awards ($/Sh)	Grant Date	Option Awards
F. William Capp	3/2/2007				39,597				$35,241
F. William Capp	3/2/2007	$—	$128,750	$186,688
F. William Capp	3/2/2007					89,524	$1.58	$0.89	39,391
F. William Capp	3/2/2007					356,369	$0.89	$0.89	196,003
James M. Spiezio	3/2/2007	—	70,947	102,873
James M. Spiezio	3/2/2007				17,152				15,265
James M. Spiezio	3/2/2007					38,405	$1.58	$0.89	16,898
James M. Spiezio	3/2/2007					154,367	$0.89	$0.89	84,902
Matthew L. Lazarewicz	3/2/2007	—	63,700	92,365
Matthew L. Lazarewicz	3/2/2007				15,399				13,705
Matthew L. Lazarewicz	3/2/2007					35,156	$1.58	$0.89	15,469
Matthew L. Lazarewicz	3/2/2007					138,587	$0.89	$0.89	76,223
Chester Lyons	3/2/2007					75,000	$0.89	$0.89	41,250
Chester Lyons	3/2/2007	—	50,667	82,334
James Arseneaux	3/2/2007	—	43,470	70,639
James Arseneaux	3/2/2007					80,000	$0.89	$0.89	44,000

Note that the column titled "Estimated Future Payouts Under Equity Incentive Plan Awards" was not presented for 2007 because there were no new Equity Incentive Plan Awards made during 2007. However, in 2006, PSUs were awarded to the Executive Officers under their Executive Agreements. These performance-based awards will vest in 2009 or 2010 upon achievement of certain performance criteria, as discussed in the CD&A.

(1)
Non-Equity Incentive Plan Awards:    The amount shown in the Target column represents the amount which Senior Managers were eligible to receive if all goals for the 2007 Performance Bonus Plan were met. If none of the goals were achieved, no bonus would be paid, as reflected in the Threshold column. In addition, there were "stretch" goals, which if achieved, could have resulted in bonus payments of up to 145% of the Target amounts for the Executive Officers, and up to 162.5% of the Target amounts for the other Senior Managers. These stretch goal amounts are reflected in the "Maximum" column in the table above.

(2)
All Other Stock Awards:    These awards represent RSUs granted to the Executive Officers per the 2007 Executive Agreements. These RSUs vest quarterly over three years, and were valued at the stock closing price at the date of grant, which was, $0.89.

(3)
Option Awards:    These options represent options granted to the Executive Officers per the 2007 Executive Agreements, as well as annual performance grants issued by the Board in conjunction with the Non-Equity Incentive Plan Awards made to the other Senior Managers. Certain of the grants made to the Executive Officers were made at an exercise price of $1.58, which represented the stock closing price as of the date of the 2006 Executive Agreements. These options were intended to have been included in the 2006 Agreements, and were omitted through administrative error. The closing price of our stock on the date of grant for all of these options was $0.89.

        Outstanding Equity Awards at Fiscal Year-End.    The following table shows the unexercised options, unvested stock grants, and equity incentive plan awards outstanding relating to our Senior Management as of December 31, 2007:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)(3)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(3)
F. William Capp	300,000 600,000 600,000 79,112 59,666 118,744	39,559 29,858 237,625		$ $ $ $ $ $	0.89 0.89 0.74 1.58 1.58 0.89	12/1/2011 12/1/2011 10/13/2014 5/8/2016 3/2/2017 3/2/2017	7,717 26,405	$ $	11,730 40,136	316,456	$481,013
James M. Spiezio	93,333 10,000 50,000 47,618 32,382 450,000 33,936 25,596 51,436	16,974 12,809 102,931		$ $ $ $ $ $ $ $ $	2.10 2.10 2.50 0.70 0.70 0.74 1.58 1.58 0.89	5/10/2010 5/10/2010 6/5/2010 3/15/2012 3/15/2012 10/13/2014 5/8/2016 3/2/2017 3/2/2017	3,308 11,436	$ $	5,028 17,383	158,228	$240,507
Matthew L. Lazarewicz	166,666 30,000 20,000 25,477 54,523 350,000 31,064 23,433 46,176	15,538 11,723 92,411		$ $ $ $ $ $ $ $ $	0.89 2.50 2.50 0.70 0.70 0.74 1.58 1.58 0.89	10/19/2009 6/5/2010 6/5/2010 3/15/2012 3/15/2012 10/13/2014 5/8/2016 3/2/2017 3/2/2017	3,028 10,267	$ $	4,603 15,606	158,228	$240,507
Chester Lyons	58,333 29,166 11,893	41,667 20,834 50,001		$ $ $	1.88 1.54 0.89	2/14/2016 3/9/2016 3/2/2017
James Arseneaux	40,000 1,250 200,000 26,666	53,334		$ $ $ $	5.10 5.27 0.74 0.89	8/21/2010 8/2/2011 10/13/2014 3/2/2017
(1)
Vesting of options and RSUs is outlined in the table below. The PSUs, as reflected in the Equity Incentive Award column, contingently vest upon the completion of the annual audits for 2009 or 2010, assuming the performance and employment requirements are met. These requirements are detailed in the Compensation Discussion and Analysis.

	# Shares Vesting for Date Shown:
	Mr. Capp		Mr. Spiezio		Mr. Lazarewicz		Mr. Lyons	Mr. Arseneaux
Vesting Date	Options	Stock	Options	Stock	Options	Stock	Options	Options
January 9, 2008							12,500
March 31, 2008	47,032	5,225	20,300	2,256	18,356	2,040	6,250	6,667
April 9, 2008							12,499
June 30, 2008	47,032	5,225	20,300	2,256	18,356	2,040	6,250	6,666
July 9, 2008							12,501
September 30, 2008	47,032	5,225	20,300	2,256	18,356	2,040	6,250	6,667
October 9, 2008							12,500
December 31, 2008	47,065	5,234	20,319	2,256	18,369	2,040	6,250	6,667
January 9, 2009							12,501
March 31, 2009	29,686	3,298	12,859	1,429	11,544	1,283	6,250	6,666
June 30, 2009	29,686	3,298	12,859	1,429	11,544	1,283	6,250	6,667
September 30, 2009	29,686	3,298	12,859	1,429	11,544	1,283	6,250	6,667
December 31, 2009	29,823	3,319	12,918	1,433	11,603	1,286	6,251	6,667
(2)
Unvested RSUs and PSUs were valued at the closing price of our stock on the Nasdaq Stock Exchange as of December 31, 2007, which was $1.52.

(3)
On December 31, 2007, a portion of the RSUs granted to the Executive Officers based upon their Executive Agreements vested. However, these RSUs could not be converted to common stock because December 31, 2007 fell during our holiday shutdown. The numbers and shares that vested but were not converted were as follows: Mr. Capp, 5,225 shares; Mr. Spiezio, 2,256 shares; and Mr. Lazarewicz, 2,040 shares.

        Option Exercises and Stock Vested.    The following table sets forth the number of shares acquired and the value realized upon exercise of stock options during 2006 and the number of shares our common stock acquired on vesting of RSUs during 2007. The value realized is measured as the difference between the exercise price and the fair market value when the options were exercised or the RSU converted to common stock.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
F. William Capp	—	$—	20,900	$22,730
James M. Spiezio	—	—	9,024	9,810
Matthew L. Lazarewicz	—	—	8,160	8,878
Chester Lyons	13,106	10,926	—	—
James Arseneaux	—	—	—	—

        The number of shares vested includes shares that vested as of December 31, 2007, but which could not be issued during 2007 because the vesting date fell on a date during which we were closed for business. Accordingly, since the shares were not issued, there was no value realized upon the vesting of these options. The number of shares involved was 5,225 for Mr. Capp, 2,040 for Mr. Lazarewicz, and 2,256 for Mr. Spiezio. The stock price per share as of the vesting date was $1.52. However, there were also shares that vested as of December 31, 2006 which could not be issued until 2007, and the value of these shares is included in the amounts shown in the column titled, "Value Realized on Vesting" shown above. The number of shares involved was 1,927 for Mr. Capp, 757 for Mr. Lazarewicz, and 827 for Mr. Spiezio. The stock price per share as of the vesting date of December 31, 2006 was $0.99, but the value as of the date of issuance was $0.76.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance Compensation & Termination Protection

        The Executive Agreements provide for severance compensation to be paid if the executives are terminated under certain conditions, such as a change in control of the Company or a termination without cause by us, each as is defined in the agreements.

Definitions

        The "Termination Date" is the date on which the Executive Officer resigns or notifies us that he will resign, or the date on which we notified the Executive Officer that employment will be terminated.

        The following are the definitions for the various termination and change of control scenarios:

  •
  Termination for Cause.    We have the option to terminate any of the executives immediately upon written notice for "cause." "Cause" is defined as a finding by the Board of Directors that the executive has committed various egregious acts, such as fraud, embezzlement or other felony, or otherwise materially breached his obligations to the Company.

  •
  Resignation without "Good Reason."    The executive can terminate the agreement, for any reason, upon providing us at least 90 days written notice.

  •
  Termination without Cause.   We can elect to terminate the executive, without Cause, upon at least 90 days written notice.

  •
  Resignation with "Good Reason."    The executive can terminate the agreement with at least 30 days written notice in certain circumstances, known as "Good Reason." These reasons include material diminution of the duties, responsibilities, position or job title without the executive's written consent, a material breach by the Company of its obligations under this agreement, a change in the primary location to a location more than 50 miles away from Wilmington, MA, sale of the business, or in the case of Mr. Capp, CEO, his failure to be nominated for reelection to the Board or his removal from the Board without cause.

  •
  Death or Disability.    We can terminate the employment of the executive, at our discretion, upon the disability of the executive. In general, disability is defined as physical or mental incapacity to perform his normal duties for a period of 60 days.

  •
  Continuation / Non-renewal of Contract.    Unless the Agreement has been otherwise terminated before the end of the scheduled employment period (which is March 31, 2008), the Company and the executive agree to discuss in good faith the possible continuation of the executive's employment, commencing six months prior to such date. If we fail to offer the executive a new employment agreement, with at least equivalent material terms to this agreement March 31, 2008, and in fact the executive ceases to be our employee (except for cause), certain payments will become due as noted below.

Termination Payments for Each Type of Termination

  •
  Terminations for Cause or Resignations without Good Reason.    If the executive is terminated for "Cause" or resigns without "Good Reason," we would pay the executive his accrued base salary through the last date of his employment, and would continue to provide the remainder of the benefits (e.g., health insurance) through the Termination Date.

  •
  Terminations without Cause or Resignations with Good Reason.    If we elect to terminate the executive "without Cause" or if the executive resigns with 30 days notice for "Good Reason," we will pay to the executive a cash amount equal to his monthly base salary multiplied by twelve, and will continue to provide the remainder of the benefit package until the first anniversary of the Termination Date. Additionally, within five business days of the Termination Date, we will pay the executive an amount equal to the bonus paid (or which has been determined but not yet paid) for the prior fiscal year, prorated for the portion of the current fiscal year which was worked, up to a maximum of 80% of the executive's base salary for the prior year. We believe this is appropriate because the terminated Executive Officer is bound by confidentiality and non-compete provisions covering one year after termination and because we and the Executive Officer have a mutually agreed to the severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders' best interests.

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

Effect of Termination of Employment Relative to RSUs and Options

        If the executive terminates for any reason, including by resignation or termination (with or without Cause), the executive may retain all RSUs that have vested before the termination date. However, any RSUs vesting after the Termination Date will be forfeited. In relation to options, if employment is terminated by reason of death, disability, resignation or without Cause, the vested shares underlying the option will expire if not exercised within 365 days after the Termination Date, and any options that were not vested before the termination date are forfeited. In the case of termination for Cause, all vested shares underlying the option will expire immediately. In addition, we may, in our sole discretion, by written notice demand that any or all stock certificates for shares acquired pursuant to the exercise of the option, or any profit realized from the sale or transfer of such shares, be returned to us. The exercise price will be returned to the Executive Officer, without interest.

        If the Executive Officers terminated as of December 31, 2007, the following options and RSUs would have been forfeited or would expire by December 31, 2008 if not exercised:

		# Units Forfeited:		Vested Options That Would Expire 12/30/08 if Not Exercised
Officer	Type of Termination	Options	RSU	From 3/2/07 Agreement	From 5/8/06 Agreement	From Prior Option Grants	Total Vested Options
F. William Capp	Termination for Cause	307,042	34,122	178,410	79,112	1,500,000	1,757,522
F. William Capp	Resignation without "Good Reason"	307,042	34,122	178,410	79,112	1,500,000	1,757,522
F. William Capp	Termination without Cause	307,042	34,122	178,410	79,112	1,500,000	1,757,522
F. William Capp	Resignation with "Good Reason"	307,042	34,122	178,410	79,112	1,500,000	1,757,522
F. William Capp	Death or disability(2)	307,042	34,122	178,410	79,112	1,500,000	1,757,522
F. William Capp	Non-renewal of contract(3)	NA	NA	NA	NA	NA	NA
James M. Spiezio	Termination for Cause	132,714	14,744	77,032	33,936	683,333	794,301
James M. Spiezio	Resignation without "Good Reason"	132,714	14,744	77,032	33,936	683,333	794,301
James M. Spiezio	Termination without Cause	132,714	14,744	77,032	33,936	683,333	794,301
James M. Spiezio	Resignation with "Good Reason"	132,714	14,744	77,032	33,936	683,333	794,301
James M. Spiezio	Death or disability(2)	132,714	14,744	77,032	33,936	683,333	794,301
James M. Spiezio	Non-renewal of contract(3)	NA	NA	NA	NA	NA	NA
Matthew L. Lazarewicz	Termination for Cause	119,672	13,295	68,609	31,664	646,666	747,339
Matthew L. Lazarewicz	Resignation without "Good Reason"	119,672	13,295	69,609	31,064	646,666	747,339
Matthew L. Lazarewicz	Termination without Cause	119,672	13,295	69,609	31,064	646,666	747,339
Matthew L. Lazarewicz	Resignation with "Good Reason"	119,672	13,295	69,609	31,064	646,666	747,339
Matthew L. Lazarewicz	Death or disability(2)	119,672	13,295	69,609	31,064	646,666	747,339
Matthew L. Lazarewicz	Non-renewal of contract(3)	NA	NA	NA	NA	NA	NA

        Note that the Executive Officers had received options from grants made prior to the May 6, 2006 Executive Agreements. Options received from those prior grants were fully vested as of December 31, 2007. Certain of those options would expire within 90 days of termination, if not exercised.

Effect of Termination of Employment Relative to Performance Stock Units

        Executive Officers would retain any PSUs that would have vested if he terminates after year end for 2009 or 2010, but prior to the issuance of the audit opinion, as long as the audit opinion is actually received by us. Prior to year end for 2009 or 2010, if the Executive Officers' employment is terminated without Cause but not for resignation for Good Reason, the executive may receive a pro-rated actual award if the "Termination Stock Price" is higher than the "Target Stock Price." The "Termination Stock Price" is defined as the 30-day Volume-Weighted-Average price as of the date prior to the Termination Date. The "Target Stock Price" is defined as the average of the high and low prices of our common stock on the effective date of the PSU grant (which is May 8, 2006), multiplied by 15% and compounded annually and prorated for any partial year.

        Based on the criteria noted above, if any of the Executive Officers had resigned or been terminated on December 31, 2007, the calculation to determine any pro-rated award would have been as follows:

Termination Stock Price (30-day Volume-Weighted Average Prices as of 12/31/2007)					$1.62
Target Stock Price	Low stock price on May 8, 2006		$1.51
	High stock price on May 8, 2006		$1.64

	Average of high/low		$1.58
	Portion of year	5/8/2006
		12/31/2006	237.00	days
			64.9%	of year
	Target increase rate		15.0%
	Pro-rated target increase %		9.7%
	Target increase per share:		$0.15
	Target stock price as of 12/31/06		$1.73
	Targeted increase per share for 2007:		15%
	Targeted stock price as of 12/31/07:		$1.99

Since the Termination Stock Price of $1.62 was less than the Target Stock Price of $1.99, the executives would not have been entitled to a pro-rated award if they had been terminated as of the end of fiscal 2007.

        The following table shows the amounts that would have payable as of December 31, 2007, under various termination scenarios:

Officer	Type of Termination	Accrued Salary(1)	Accrued Vacation	Accrued Bonus for 2007	Health & Dental Benefits(4)	Total # Vested Options	Potential Gain if all Vested Options Were Exercised on 12/31/07(5)	Total Payout Value at 12/31/07
F. William Capp	Termination for Cause	$—	$46,182	$—	$—	—	$—	$46,182
F. William Capp	Resignation without "Good Reason"	990	46,182	—	—	1,757,522	1,109,809	1,156,981
F. William Capp	Termination without Cause	257,500	46,182	103,000	24,007	1,757,522	1,109,809	1,540,498
F. William Capp	Resignation with "Good Reason"	257,500	46,182	103,000	24,007	1,757,522	1,109,809	1,540,498
F. William Capp	Death or disability(2)	64,375	46,182	103,000	24,007	1,757,522	1,109,809	1,347,373
F. William Capp	Non-renewal of contract(3)	NA	NA	NA	NA	NA	NA	NA
James M. Spiezio	Termination for Cause	—	26,274	—	—	—	—	26,274
James M. Spiezio	Resignation without "Good Reason"	780	26,274	—	—	794,301	449,005	476,059
James M. Spiezio	Termination without Cause	202,705	26,274	56,758	20,889	794,301	449,005	755,631
James M. Spiezio	Resignation with "Good Reason"	202,705	26,274	56,758	20,889	794,301	449,005	755,631
James M. Spiezio	Death or disability(2)	50,676	26,274	56,758	20,889	794,301	449,005	603,602
James M. Spiezio	Non-renewal of contract(3)	NA	NA	NA	NA	NA	NA	NA
Matthew L. Lazarewicz	Termination for Cause	—	25,466	—	—	—	—	25,466
Matthew L. Lazarewicz	Resignation without "Good Reason"	700	25,466	—	—	747,339	472,690	498,856
Matthew L. Lazarewicz	Termination without Cause	182,000	25,466	50,960	24,007	747,339	472,690	755,123
Matthew L. Lazarewicz	Resignation with "Good Reason"	182,000	25,466	50,960	24,007	747,339	472,690	755,123
Matthew L. Lazarewicz	Death or disability(2)	45,500	25,466	50,960	24,007	747,339	472,690	618,623
Matthew L. Lazarewicz	Non-renewal of contract(3)	NA	NA	NA	NA	NA	NA	NA
(1)
Salaries are paid bi-weekly for that two week period and were paid through December 28, 2007; therefore, accrued salaries as of December 31, 2007 represent the accrual for one day,

  December 31, 2007. Excluding "resignation for good reason" and "accrued vacation", amounts shown represent termination payments under the terms of the Executive Agreements, rather than accruals for regular time worked.

(2)
One-third of this amount to be paid each month over a three month period.

(3)
Since the contracts expire subsequent to December 31, 2007, this scenario is not applicable as of that date. However, as of March 31, 2008, if the contracts were to expire without having been renewed, the officers would have been entitled to twelve monthly payments calculated as one-twelfth of their annual salary and prior year bonus. Insurance benefits would be discontinued as of the termination date.

(4)
Health and dental benefits are calculated based on the 2008 monthly cost for the insurance plans in which the officers are currently enrolled.

(5)
This total represents the potential gain that the officer would have earned on the sale of all vested stock options if these options had been sold at the stock closing price as of December 31, 2007, which was $1.52.

Change of Control

Objectives

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

Definition

        An "Acquisition Event" is defined as (a) any merger or consolidation which results in our voting securities outstanding immediately prior thereto representing immediately thereafter (either by remaining outstanding or by being converted into voting securities of the surviving or acquiring entity) less than 50% of the combined voting power of our voting securities or such surviving or acquiring entity outstanding immediately after such merger or consolidation; (b) any sale of all or substantially all of our assets; or (c) our complete liquidation.

Impact of Change of Control on Options and RSUs

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

        If an Acquisition Event had occurred on December 31, 2007, the following Options would have been forfeited if not exercised prior to the consummation of the acquisition event. In addition, the RSUs shown below were vested but un-issued as of December 31, 2007. Since the RSUs vested on December 31, 2007, which occurred during the Company's holiday shutdown period, these RSUs would have potentially been forfeited as well. However, if the Acquisition Event were consummated subsequent to December 31, 2007, the RSUs shown below would likely have been issued prior to consummation.

		Vested Options That Would Expire If Not Exercised by 12/31/07 (#)
Officer	RSU vested but unissued at 12/31/07 (#)	From 3/2/07 Agreement	From 5/8/06 Agreement	From Prior Option Grants	Total Vested Options	Potential Gain if all Vested Options Were Exercised on 12/31/07
F. William Capp	5,225	178,410	79,112	1,500,000	1,757,522	$1,109,809
James M. Spiezio	2,256	77,032	33,936	683,333	794,301	$449,005
Matthew L. Lazarewicz	2,040	69,609	31,064	646,666	747,339	$472,690
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

    If an Acquisition Event occurred on December 31, 2007 and this action was elected, the amount of cash received by the Executive Officers would vary based on the acquisition price. Assuming the acquisition price was equal to the closing price of our stock as of the end of the fiscal year ($1.52), the following payments would have been made:

Officer	Payment for Unvested RSUs	Payment for Outstanding Options*
F. William Capp	$51,865	$224,512
James M. Spiezio	22,411	97,251
Matthew L. Lazarewicz	20,208	87,310
        *
        Payment relates only to outstanding options granted in May 2006 and March 2007. Option agreements granted in prior years do not contain the same provision.

  •
  Provide that the unvested RSUs and/or the Option become exercisable, realizable or vested in full, or be free of all conditions or restrictions, prior to the consummation of the Acquisition Event, or if applicable, be replaced by equivalent options by the acquiring or succeeding corporation.

    The number of units that could potentially have become fully vested and the additional compensation cost that would have been recorded should an Acquisition Event have occurred at December 31, 2007 is as follows:

Officer	Options (#)	Option Compensation Cost	RSU (#)	RSU Compensation Cost
F. William Capp	307,042	$70,043	34,122	$14,256
James M. Spiezio	132,714	30,288	14,744	6,164
Matthew L. Lazarewicz	119,672	27,286	13,295	5,554

        Note that options granted prior to 2006 were fully vested prior as of December 31, 2007.

Impact of Change of Control on PSUs

        In the event of an Acquisition Event, if the average of the high and low prices of our Common Stock on the day prior to the date of the closing is higher than the "Target Stock Price" (as previously defined), we will be considered to have awarded fully-vested PSUs to the Executive Officers in accordance with the following formula:

        Prorated Actual Award = Potential Award X (Lapsed Months/56), where the "Lapsed Months" mean the number of calendar months that have lapsed from the Effective Date (May 8, 2006) to the Closing Date.

        If such an Acquisition Event had occurred as of December 29, 2007, the calculation would have been as follows:

Average stock price on the day prior to closing:
High stock price on December 31, 2007	$1.57
Low stock price on December 31, 2007	$1.45

Average of high/low	$1.51	$1.51
Target stock price at 12/31/07 (as calculated above)	$1.99	$1.99

        Since the average of the stock price on the day prior to closing was less than the Target Stock Price, no prorated actual award would have been granted at December 31, 2007 should there have been an Acquisition Event closing on that date.

DIRECTOR COMPENSATION

        The following table represents the compensation paid to our Board of Directors with respect to fiscal 2007.

Name	Year	Fees Earned or Paid in Cash ($)(1)	Option Awards ($) (2)(3)	Total ($)
Stephen P. Adik	2007	$60,500	$30,000	$90,500
Daniel E. Kletter	2007	48,625	53,398	102,023
Jack P. Smith	2007	51,750	30,000	81,750
William E. Stanton	2007	34,500	26,572	61,072
Virgil G. Rose	2007	35,375	47,616	82,991
Edward A. Weihman	2007	24,875	53,832	78,707
Lisa W. Zappala	2007	25,000	26,572	51,572

  Certain columns were omitted from this table because no such compensation was paid or earned by the Directors in 2007.

  In addition to the individuals noted above, F. William Capp, CEO of Beacon Power, serves as a member of the Board of Directors. Mr. Capp's compensation is shown in the Summary Compensation Table. Mr. Capp does not receive any additional compensation for his service on the Board of Directors.

(1)
The totals shown above include retainers and board meeting fees earned in fiscal 2007. Actual cash paid to the directors in 2007 is as follows:

Total compensation per Director Compensation Table (above):	$280,625
Plus: 2006 compensation paid in 2007	41,500
Less: 2007 compensation paid in January 2008	(30,500)

Total director compensation on cash basis for fiscal 2007	$291,625

(2)
Option Awards includes the stock compensation expense calculated in accordance with FAS123R, without regard to forfeitures for option grants made in 2006 and 2007.

(3)
Options granted to directors in 2007 and options outstanding as of December 31, 2007 include the following:

Name	Grant Date of Stock and Option Awards during 2007	Number of Options Granted during 2007	Grant Date Fair Value of Stock and Option Awards	Options Outstanding at December 31, 2007 (#)
Stephen P. Adik	12/13/07	13,387	$13,253	255,134
Daniel E. Kletter	12/13/07	13,387	13,253	113,387
Jack P. Smith	12/13/07	13,387	13,253	288,440
William E. Stanton		—	—	74,357
Virgil G. Rose	01/25/07	100,000	64,000
Virgil G. Rose	12/13/07	13,387	13,253	113,387
Edward A. Weihman	07/06/07	100,000	111,000
Edward A. Weihman	12/13/07	13,387	13,253	113,387
Lisa W. Zappala		—	—	150,000

Standard Director Compensation Arrangements

        Our non-employee directors are compensated with a package that consists of both stock options and cash. The following table illustrates our existing directors' compensation structure for fiscal 2007:

Cash Retainer:	$10,000
Equity Retainer (common stock options):	$25,000 (i) 1 year vest
Fees for Attending Board Meetings:	$2,000/meeting $1,000/call
Fees for Attending Meetings of Committees Of Which a Director Is a Member:	$1,500/meeting $500/call
Maximum Meeting Fees/Day:	Max. $3,500/day
Committee Chair Retainer:	$2,500
Audit Chair Retainer:	$10,000
Audit Member Premium:	$5,000
(i)
In December 2007, directors received stock options with a value of $25,000. The number of shares of common stock underlying the options was determined by dividing such dollar value by the average closing price of our common stock for a three-month period that ended three trading days before the date the options were granted. The exercise price of the options is the closing price on the date of grant. Annual retainer options vest monthly over a twelve-month period and have a term of ten years. This change from the prior 3-year vesting schedule for annual director retainer grants was approved by the Shareholders at the 2007 Annual Meeting.

        All director options are granted under our Third Amended and Restated 1998 Stock Incentive Plan. Historically, option grants are typically made when a new director joins the Board, and in late November or early December of each fiscal year to existing directors. Upon joining the board, directors receive a one-time grant of an option to purchase 100,000 shares of common stock with an exercise price equal to the closing price of our common stock on the date of grant. These options typically vest monthly over a three-year period, expire after ten years and continue to be exercisable once vested, regardless of whether the director continues to serve on our board. The annual director option grants for 2007 were granted at the regularly-scheduled December board meeting. At that meeting, the board voted to ensure that, going forward, annual director option grants be automatically granted to all non-employee directors of the Company on December 1 of each year (commencing in 2008), on the same basis as described in Note (i) above. If December 1 does not fall on a business day, then the grant shall be considered to occur on the next business day.

        Former directors Mr. Stanton and Ms. Zappala did not receive any option grants during 2007 because they resigned from the Board of Directors prior to December 2007 when such options were granted to existing directors. Mr. Weihman and Mr. Rose joined the Board during 2007, and each received an option to purchase 100,000 shares of common stock at such time, in addition to the annual retainer grant issued in December. In April 2007, Mr. Adik, Mr. Smith, Mr. Stanton and Ms. Zappala each entered into an agreement with the Company to amend their November 2006 Director Option Agreements to compress what was previously a three year vesting period for such grants into a one-year vesting period.

        The following table illustrates our existing directors' compensation structure for fiscal 2008:

Cash Retainer:	$10,000
Equity Retainer (common stock options):	$25,000 (i) 1 year vest
Fees for Attending Board Meetings:	$2,000/meeting $1,000/call
Fees for Attending Meetings of Committees Of Which a Director Is a Member:	$1,500/meeting $500/call
Maximum Meeting Fees/Day:	Max. $4,500/day
Compensation Chair Retainer:	$7,500
Audit Chair Retainer:	$10,000
Audit Member Premium:	$5,000
All other Chair Retainer:	$5,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of February 29, 2008, certain information concerning the ownership of shares of our Common Stock by:

  •
  Each person or group that we know beneficially owns more than five percent of the issued and outstanding shares of common stock

  •
  Each director

  •
  Our Senior Managers; and

  •
  All of our directors and executive officers as a group. Except as otherwise indicated, each person named has sole investment and voting power with respect to his, her or its shares of common stock shown.

Each beneficial owner other than The Quercus Trust has an address c/o Beacon Power Corporation, 65 Middlesex Road, Tyngsboro, Massachusetts 01879

	Shares beneficially owned
Name and Address of Beneficial Owner	Number(1)	Percent of Class
F. William Capp(2)	2,317,636	2.6%
Matthew L. Lazarewicz(2)	1,136,874	1.3%
James M. Spiezio(2)	1,063,105	1.2%
James Arseneaux(2)	312,033	*
Jack P. Smith(2)	282,515	*
Stephen P. Adik(2)	246,209	*
Chester R. Lyons(2)	131,841	*
Daniel E. Kletter(2)	53,111	*
Virgil G. Rose(2)	46,128	*
Edward Weihman(2)	29,461	*
5% Shareholders
Capital Ventures International(3) One Capitol Place Grand Cayman, Cayman Islands British West Indies	18,836,392	19.0%
The Quercus Trust(4) 2309 Santiago Drive Newport Beach, CA 92660	21,036,098	22.3%
All directors and executive officers as a group (8 persons)	5,175,039	5.6%

*
Less than 1%.

(1)
The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to those securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 29, 2008 through the exercise of any warrant, stock option or other right. The inclusion in this joint proxy statement of these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. The number of shares of Beacon common stock outstanding used in calculating the percentage for each listed person includes the shares of Beacon common stock underlying options or restricted stock units held by that person that are exercisable or convertible within 60 days of February 29, 2008, but excludes shares of Beacon common stock underlying options or restricted stock units held by any other person.

(2)
Includes the following shares of the Company's Common Stock which the indicated executive officer or director had the right to acquire within 60 days from February 29, 2008, through the exercise of stock options or restricted stock units: Mr. Adik, 246,209; Mr. Capp, 1,836,748; Mr. Arseneaux, 295,416; Mr. Kletter, 53,111; Mr. Lazarewicz, 777,218; Mr. Lyons, 130,641; Mr. Rose, 46,128; Mr. Smith, 279,515; Mr. Spiezio, 827,422; and Mr. Weihman, 29,641.

(3)
Includes 11,065,410 shares of common stock issuable upon the exercise of stock warrants, which the individual or entity has the right to acquire beneficial ownership within 60 days after February 29, 2008. Information regarding the number of shares of common stock held by Capital Ventures International is based solely on information contained in a Schedule 13G filed with the

  SEC jointly with Heights Capital Management, Inc. on February 4, 2008. Heights Capital Management, Inc., the investment advisor of Capital Ventures International, has discretionary authority to vote and dispose of the shares held by Capital Ventures International and may be deemed to be the beneficial owner of these shares. The address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, CA 94111.

(4)
Includes 5,884,455 shares of common stock issuable upon the exercise of stock warrants, which the individual or entity has the right to acquire beneficial ownership within 60 days after February 29, 2008. Information regarding the number of shares of common stock held by The Quercus Trust is based solely on information contained in a Schedule 13G filed with the SEC on November 13, 2007, by The Quercus Trust, David Gelbaum and Monica Chavez Gelbaum. David Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 15,151,643 shares and sharing voting and dispositive power with respect to such shares. Monica Chavez Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 15,151,643 shares and sharing voting and dispositive power with respect to such shares. The address of David Gelbaum, an individual, as co-trustee of the Quercus Trust and Monica Chavez Gelbaum, an individual, as co-trustee of the Quercus Trust is 2309 Santiago Drive, Newport Beach, California 92660.

        Equity Compensation Plan Information    The following table gives information about equity awards under our stock option plan and employee stock purchase plan, as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,612,488	$1.18	10,291,685
Equity compensation plans not approved by security holders	100,000	$1.23	—

Total	8,712,488	$1.18	10,291,685

        For additional information concerning our equity compensation plans, see discussion in footnotes 2 and 8 to our consolidated financial statements and under the caption "Compensation Discussion and Analysis" in our proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to April 30, 2008.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        There were no related party transactions in the year ended December 31, 2007.

        There are no family relationships among any of our directors or executive officers. Messrs. Adik, Smith, Kletter, Weihman and Rose, representing a majority of our directors, are determined to be independent under the rules of the NASDAQ Stock Market. Our board holds regularly scheduled meetings at which only these independent directors are present.

Related Party Transaction Policy and Procedures

        The following policy and procedure has been adopted in writing by us, as part of the Nominating and Governance Committee's charter:

Related Party Transaction Policy and Procedures

Policy

        It is the policy of the our Board of Directors that all Interested Transactions with Related Parties, as those terms are defined in this policy, shall be subject to approval or ratification in accordance with the procedures set forth below.

Procedures

        The Nominating and Corporate Governance Committee (the "Committee") shall review the material facts of all Interested Transactions and either approve or disapprove of the entry into the Interested Transaction, subject to the exceptions described below. If advance Committee approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Committee determines it to be appropriate, ratified at the Committee's next regularly scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Committee shall take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person's interest in the transaction.

        The Committee has reviewed the categories of Interested Transactions described below in "Standing Pre-Approval for Certain Interested Transactions" and determined that under the terms of this policy the Company is approved to enter into each of the Interested Transactions described therein. The Committee may add additional categories of Interested Transactions to the list of standing pre-approved Interested Transactions.

        No director shall participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that the director shall provide all material information concerning the Interested Transaction to the Committee.

        If an Interested Transaction will be ongoing, the Committee may establish guidelines for the Company's management to follow in its ongoing dealings with the Related Party.

        Thereafter, the Committee, on at least an annual basis, shall review and assess ongoing relationships with the Related Party to see that they are in compliance with the Committee's guidelines and that the Interested Transaction remains appropriate.

Definitions

        An "Interested Transaction" is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) the Company is a party or a participant, and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

        A "Related Party" is any (a) person who is or was (since the beginning of the last fiscal year, even if they do not presently serve in that role) an Executive Officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company's common stock, or (c) Immediate Family Member of any of the foregoing.

        "Immediate Family Member" includes a person's spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person's home (other than a tenant or employee).

Standing Pre-Approval for Certain Interested Transactions

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

  1.
  Employment of Executive Officers.    Any employment by the Company of an Executive Officer of the Company if:

  a.
  the related compensation is required to be reported in the Company's proxy statement under Item 402 of Regulation S-K as promulgated by the Securities and Exchange Commission ("Reg S-K") as generally applicable to "named executive officers"; or

  b.
  the Executive Officer is not an immediate family member of another Executive Officer or director of the Company, the related compensation would be reported in the Company's proxy statement under Item 402 of Reg S-K if the Executive Officer were a "named executive officer", and the Company's Compensation Committee approved (or recommended that the Board approve) such compensation;

  2.
  Director compensation.    Any compensation paid to a director if the compensation is required to be reported in the Company's proxy statement under Item 402 of Reg S-K;

  3.
  Certain transactions with other companies.    Any transaction with another company with which a Related Person's only relationship is as an employee (other than an Executive Officer), director or beneficial owner of less than 10% of that company's equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company's total annual revenues;

  4.
  Certain Company charitable contributions.    Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Person's only relationship is as an employee (other than an Executive Officer) or a director, if the aggregate amount involved does not exceed the lesser of $50,000, or 2 percent of the charitable organization's total annual receipts;

  5.
  Transactions where all shareholders receive proportional benefits.    Any transaction where the Related Person's interest arises solely from the ownership of the Company's common stock and all holders of the Company's common stock received the same benefit on a pro rata basis (e.g. dividends);

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

Item 14.    Principal Accountant Fees and Services

Principal Accounting Fees and Services

        We have engaged Miller Wachman, LLP ("Miller Wachman") as our independent registered public accounting firm since October 29, 2004, and had engaged Deloitte & Touche, LLP ("Deloitte") since before our initial public offering in November 2000 through the date of their resignation, August 27, 2004. Our most recent fiscal audit was performed by Miller Wachman.

        Principal accounting fees billed during 2007 and 2006 are as follows:

	2007	2006
Audit Fees	$65,361	$75,000
Audit-Related Fees	114,000	127,371
Tax Fees	17,708	10,000
All Other Fees	—	—

Total Fees	$197,069	$212,371

Audit Fees

        The aggregate audit fees billed by Miller Wachman for the fiscal year ended December 31, 2007 and 2006 were $65,361 and $75,000, respectively. These fees include amounts for the audit of our consolidated annual financial statements and the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, including related services such as attest services and consents.

Audit-Related Fees

        Audit-related fees billed during 2007 and 2006 were $114,000 and $127,371, respectively. These fees included work related to consent letters, review of registration filings and quarterly reviews of our financials.

Tax Fees

        The aggregate fees billed by Miller Wachman for tax services rendered during the fiscal years ended December 31, 2007 and 2006, respectively, were $17,708 and $10,000, respectively. These fees were for the preparation and filing of the 2006 income tax return and developing estimated payments for 2007 income taxes.

All Other Fees

        There were no other fees paid to our auditors during 2007 or 2006.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  1.    Financial Statements

        Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

    3.
    Exhibits

        The exhibits are listed below under Part IV, Item 15(c) of this report.

  (c)
  Exhibits

Exhibit Number	Ref	Description of Document
3.1	+	Sixth Amended and Restated Certificate of Incorporation,
3.2	+	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.
3.3	+	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.
3.4.	(18)	Amended and Restated Bylaws.
3.5	(16)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.
4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.
4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.
4.3	(20)	Amendment No. 2 to Rights Agreement dated as of August 8, 2007.
4.4	(21)	Amendment No. 3 to Rights Agreement dated as of October 24, 2007.
4.5	(4)	Form of specimen stock certificate.
10.1.1	(1)	Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.
10.1.3	(15)	Third Amended and Restated 1998 Stock Incentive Plan of the Company.
10.1.4	(16)	Form of Incentive Stock Option Agreement of the Company.
10.1.5	(16)	Form of Non-Qualified Stock Option Agreement of the Company.
10.1.6	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.
10.1.7	(15)	Employee Stock Purchase Plan of the Company.
10.1.8	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation
10.1.9	(22)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.
10.1.10	(5)	Form of Director and Officer Indemnification Agreement of the Company.
10.1.11	(16)	Form of Restricted Stock Unit Agreement of the Company.
10.1.12	(14)	Sandia Labs Purchase Order.
10.1.13	(6)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.

10.1.14	(7)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.
10.1.15	(8)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.
10.1.16	(9)	Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus 2000 Expansion, L.L.C.
10.1.17	(9)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus Capital, L.L.C.
10.1.18	(9)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.
10.1.19	(10)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.
10.1.20	(11)	Agreement dated October 7, 2005 between the Company and the Air Force Research Laboratory.
10.1.21	(12)	Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.
10.1.22	(12)	Form of Warrant of the Company issued pursuant to the November 2005 financing.
10.1.23	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.
10.1.24	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.
10.1.25	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.1.26	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and F. William Capp.
10.1.27	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and James M. Spiezio.
10.1.28	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.1.29	(17)	Employment agreement dated March 2, 2007 between the Company and F. William Capp
10.1.30	(17)	Employment agreement dated March 2, 2007 between the Company and James M. Spiezio
10.1.31	(17)	Employment agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz
10.1.32	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.1.33	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.1.34	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
14.1	(13)	Corporate Code of Conduct dated December 19, 2007.

21.1	+	Subsidiaries of the Company.
23.1	+	Consent of Miller Wachman LLP.
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(2)	Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(3)	Incorporated by reference from the Form 10-K filed on March 31, 2003 (File No. 001-16171).
(4)	Incorporated by reference from the Form S-3/A filed on January 23, 2006 (File No. 333-130207).
(5)	Incorporated by reference from the Form 8-K filed on May 10, 2005 (File No. 001-16171).
(6)	Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(7)	Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(8)	Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(9)	Incorporated by reference from the Form 8-K filed on May 26, 2005 (File No. 001-16171).
(10)	Incorporated by reference from the Form 8-K filed on July 29, 2005 (File No. 001-16171).
(11)	Incorporated by reference from the Form 8-K filed on October 13, 2005 (File No. 001-16171).
(12)	Incorporated by reference from the Form 8-K filed on November 7, 2005 (File No. 001-16171).
(13)	Incorporated by reference from the Form 8-K filed on December 19, 2007 (File No. 000-31973).
(14)	Incorporated by reference from the Form 8-K filed on September 7, 2006 (File No. 000-31973).
(15)	Incorporated by reference from the Form S-8 filed on March 22, 2006 (File No. 333-132638).
(16)	Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).
(17)	Incorporated by reference from the Form 8-K filed on March 7, 2007 (File No. 000-31973).
(18)	Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973)
(19)	Incorporated by reference from the Form 10-Q filed on May 9, 2006 (File No. 000-31973).
(20)	Incorporated by reference from the Form S-3 filed on August 17, 2007 (Fine No. 333-145165).
(21)	Incorporated by reference from the Form 8-K filed on October 26, 2007 (File No. 000-31973).
(22)	Incorporated by reference from the Form 8-K filed on July 23, 2007 (File No. 000-31973.)
+	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION
By:	/s/ F. WILLIAM CAPP F. William Capp President and Chief Executive Officer
Date:	March 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. WILLIAM CAPP F. William Capp	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2008
/s/ JAMES M. SPIEZIO James M. Spiezio	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2008
/s/ STEPHEN P. ADIK Stephen P. Adik	Director	March 11, 2008
/s/ DANIEL E. KLETTER Daniel E. Kletter	Director	March 11, 2008
/s/ VIRGIL G. ROSE Virgil G. Rose	Director	March 11, 2008
/s/ JACK P. SMITH Jack P. Smith	Director	March 11, 2008
/s/ EDWARD A. WEIHMAN Edward A. Weihman	Director	March 11, 2008