Form 10-Q
period 2008-03-31
BEACON POWER CORP
filed 2008-05-09
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from        to       ).

Commission File Number: 000-31973

Beacon Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3372365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Middlesex road
Tyngsboro, Massachusetts	01879
(Address of principal executive offices)	(Zip code)

(978) 694-9121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of May 1, 2008 was 88,682,707.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Table of Contents

		Page

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007 (audited).	1

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, and for the period from May 8, 1997 (date of inception) through March 31, 2008.	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from May 8, 1997 (date of inception) through March 31, 2008.	3

	Notes to Unaudited Consolidated Financial Statements.	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	31

Item 4.	Controls and Procedures.	32

PART II.	Other Information

Item 1.	Legal Proceedings.	33

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Submission of Matters to a Vote of Security Holders.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

Signatures		34

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$25,037,320	$30,417,095
Accounts receivable, trade, net	71,915	424,788
Unbilled costs on contracts in progress	82,139	82,195
Prepaid expenses and other current assets	1,610,454	1,475,084
Total current assets	26,801,828	32,399,162
Property and equipment, net	9,333,734	7,004,021
Restricted cash	200,000	374,346
Total assets	$36,335,562	$39,777,529
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$673,222	$296,463
Accrued compensation and benefits	804,022	1,024,874
Other accrued expenses	2,124,904	2,183,217
Advance billings on contracts	7,166	7,222
Accrued contract loss	66,921	67,419
Lease liability - current	7,370	—
Total current liabilities	3,683,605	3,579,195
Commitments and contingencies (Note 5)
Lease liability - long term	971,292	—
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 88,668,448 and 88,658,967 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	886,685	886,590
Additional paid-in-capital	200,120,999	199,351,427
Deficit accumulated during the development stage	(168,614,180)	(163,326,844)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	31,680,665	36,198,334
Total liabilities and stockholders’ equity	$36,335,562	$39,777,529

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2008	2007	2008
Revenue	$20,203	$392,706	$4,740,750
Cost of goods sold	57	392,246	5,126,316
Gross profit	20,146	460	(385,566)
Operating expenses:
Selling, general and administrative	2,175,661	1,414,359	53,150,056
Research and development	3,032,342	1,659,558	71,450,830
Loss on contract commitments	—	—	2,717,461
Depreciation and amortization	279,741	25,968	4,740,831
Casualty loss (recovery)	—	107,943	—
Restructuring charges	—	—	2,159,280
Loss on impairment of assets	—	—	4,663,916
Total operating expenses	5,487,744	3,207,828	138,882,374
Loss from operations	(5,467,598)	(3,207,368)	(139,267,940)
Other income (expense):
Interest income	180,394	113,885	5,414,402
Interest expense	—	—	(1,093,703)
Gain on sale of investment	—	—	3,562,582
Other income (expense)	(132)	3,865	(223,327)
Total other income, net	180,262	117,750	7,659,954
Net loss	(5,287,336)	(3,089,618)	(131,607,986)
Preferred stock dividends	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	(113,014)
Loss to common shareholders	$(5,287,336)	$(3,089,618)	$(168,546,680)
Loss per share, basic and diluted	$(0.06)	$(0.05)
Weighted-average common shares outstanding	88,668,383	65,432,694

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Three months ended March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,287,336)	$(3,089,618)	$(131,607,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,741	25,968	4,740,832
Loss (gain) on sale or disposal of fixed assets	132	(3,865)	193,078
Impairment of assets, net	—	7,263	4,551,147
(Expenses paid) restructuring charge	—	(91,515)	—
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	751,310	580,257	3,859,984
Deferred rent	65,972	—	(451,338)
Cash received from landlord for build-out credit	1,430,000	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	352,873	377,547	(71,915)
Unbilled costs on government contracts	56	(78,555)	(82,139)
Prepaid expenses and other current assets	(652,680)	89,004	(1,710,114)
Accounts payable	376,759	(247,497)	673,222
Accrued compensation and benefits	(220,852)	38,854	804,022
Advance billings on contracts	(56)	(225,333)	7,166
Accrued interest	—	—	275,560
Accrued loss on contract commitments	(498)	(254,117)	66,921
Other accrued expenses and current liabilities	(58,313)	80,859	2,133,574
Net cash used in operating activities	(2,962,892)	(2,790,748)	(111,272,173)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	174,346	—	(200,000)
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(2,609,586)	(45,606)	(18,155,782)
Sale of property and equipment	—	4,077	202,674
Net cash used in investing activities	(2,435,240)	(41,529)	(15,002,598)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	18,357	9,717,095	59,677,195

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Three months ended March 31,		March 31,
	2008	2007	2008
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	—	—	177,904
Exercise of employee stock options	—	—	2,288,909
Stock and warrants issued to landlord	—	—	716,614
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	18,357	9,717,095	151,312,091
(Decrease) increase in cash and cash equivalents	(5,379,775)	6,884,818	25,037,320
Cash and cash equivalents, beginning of period	30,417,095	5,251,337	—
Cash and cash equivalents, end of period	$25,037,320	$12,136,155	$25,037,320
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy.  During 2000 we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses. Since 2000, we have raised approximately $59.7 million through the sale of common stock and warrants. We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid.  We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. In addition, we believe as the commercialization of our technologies continues, we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of March 31, 2008, had an accumulated deficit of approximately $168.6 million.  We do not expect to become profitable or cash flow positive until at least 2010. We will need to raise additional capital to execute our business plan and continue as a going concern.  Based on our current cash usage rates and additional expenditures expected in support of our business plan, we have enough cash to fund operations into approximately the fourth quarter of 2008.  We will require substantial funds to construct and deploy flywheel-based frequency regulation facilities, continue research and development activities and further market our products and services.  We anticipate that such funds will be obtained from external sources and we intend to seek additional equity or debt to fund future operations. We estimate that we will need to raise an additional $20 million during 2008 through the issuance of equity securities in order to complete development of the Smart Energy Matrix™ flywheel system, and to build, operate and receive fees for frequency regulation services, and have sufficient working capital to continue to execute our business plan. Our short-term business plan includes manufacturing the flywheel systems and beginning construction of frequency regulation facilities in at least two of our initial target markets which are the New York ISO, New England ISO, Midwest ISO or PJM.  Beyond 2008 we will continue to have capital needs that will require additional equity or debt to fund the ongoing deployment of frequency regulation facilities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues and incurred losses of approximately $168.6 million since our inception, including losses during the three months ending March 31, 2008 of approximately $5.3 million.  We have approximately $25 million of cash and cash equivalents on hand at March 31, 2008.  Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent in the short-term on our ability to obtain additional equity and debt financing, and in the long-term, on our ability to successfully establish a share of the frequency regulation market based on deploying our Smart Energy Matrix™ flywheel systems that are now entering production and obtain debt financing to develop frequency regulation facilities.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the quarters ended March 31, 2008 and 2007 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

Lease Obligation and Deferred Rent

During July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 5: Commitments and Contingencies.)  Additionally, the landlord has reimbursed the Company for certain leasehold improvements. These reimbursements have been credited to our lease liability.  We have recorded rent expense on a straight line basis in accordance with SFAS No. 13, “Accounting for Leases.”  The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Lease payable – long term.”  Prior to the receipt of the landlord leasehold improvement reimbursements during the first quarter of 2008, Deferred Rent had a debit balance and was included in “Prepaid expenses and other current assets.”  The amount included in prepaid expenses as of December 31, 2007 was approximately $517,000.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The cost of the item is defined as the purchase price of the item as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. Repair and maintenance costs are expensed as incurred.  Capital assets are classified as “Construction in Progress” (CIP) when initially acquired, and reclassified to the appropriate asset account after being placed into service. Depreciation expense is not recorded on assets not yet placed into service. Materials purchased to build flywheels for use in our frequency regulation facilities are classified as CIP, along with related labor and overhead costs.  No overhead is generally applied for other internally-constructed projects not directly related to our core business (e.g., leasehold improvements.)

Stock-Based Compensation

We account for stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment”. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. We implemented this standard using the modified-prospective transition method, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123R pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations.

Restructuring and Asset Impairment Charges

We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and record impairment charges as appropriate.

Note 3.  Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	As of:
	March 31,	December 31,
	2008	2007
Accounts receivable, trade	$74,483	$427,356
Reserve	(2,568)	(2,568)
Accounts receivable, net	$71,915	$424,788

Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At March 31, 2008 and December 31, 2007 we had approximately $69,000 and $68,000 of holdbacks, respectively, in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	March 31,	December 31,
	Lives	2008	2007
Construction in Progress	Varied	$2,012,929	$5,782,127
Machinery and equipment	5 - 10 years	1,372,048	1,137,946
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	730,460	603,382
Office equipment	3 years	912,670	828,918
Leasehold improvements	Lease term	5,932,884	—
Equipment under capital lease obligations	Lease term	700,517	700,516
Total		$11,678,271	$9,069,652
Less accumulated depreciation and amortization		(2,344,537)	(2,065,631)
Property and equipment, net		$9,333,734	$7,004,021

The components of construction in progress, which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	March 31,	December 31,
	2008	2007
Materials to build production flywheels	$1,277,716	$453,192
Frequency regulation facilities	222,393	9,527
Deposits and other costs related to the acquisition of land for frequency regulation plant	95,754	17,123
Machinery and equipment	123,204	85,725
Office equipment	63,862	115,647
Leasehold improvements	230,000	5,100,913
Construction in progress	$2,012,929	$5,782,127

Note 5.  Commitments and Contingencies

The following table summarizes our commitments at March 31, 2008:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
March 31, 2008	$—	$7,132,240	$7,132,240
December 31, 2008	422,438		422,438
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
Thereafter	1,422,689		1,422,689
Total Commitments	$4,806,376	$7,132,240	$11,938,616

At March 31, 2008, we had firm purchase commitments with our suppliers to acquire components for needed to manufacture commercial flywheel units, complete the build-out of the Tyngsboro facility, begin development of our initial frequency regulation facilities and to satisfy contractual obligations for our research and development programs in the amount of approximately $7.1 million.

In July 2007, we signed a seven-year lease on a new corporate headquarters that significantly expands our manufacturing capacity and provides sufficient space to continue our research and development activities. Our new facility is located at 65 Middlesex Road, Tyngsboro, MA.  The 103,000 square foot facility, which has manufacturing capacity for the production of more than 1,000 flywheels per year, has been renovated and built-out to our specifications, and we relocated all operations to our new corporate headquarters in January 2008.

We have provided the Tyngsboro lessor with an irrevocable letter of credit securing our performance under the lease with a balance at March 31, 2008 of $200,000, which is reduced periodically during the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

Additional capital expenditures will be required in the future to optimize the plant for maximum manufacturing capacity.  The amount and timing of these expenditures are dependent on requirements for equipment needed to meet production schedules as well as having sufficient funding.

Legal Proceedings

We may from time to time be subject to legal proceedings, often likely to involve routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, may often be difficult to predict and may be resolved over a very long period of time.  Estimating probable losses associated with any legal proceedings or other loss contingency is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  A loss contingency is recorded as a liability in the consolidated financial statements when it is both (i) probable and known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable.  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

On October 9, 2007, Arete Power, Inc. filed a complaint against us claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled “Axially Free Flywheel System.”  On November 30, 2007, we filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the ‘489 patent is invalid.  At the same time, we filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts.  On February 22, 2008, the Court granted our motion to transfer the lawsuit to the District of Massachusetts.  We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Note 6.  Stock Warrants

The following schedule shows warrants outstanding as of March 31, 2008:

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

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.

May 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock at an exercise price of $1.008.

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten “accredited investors.” In addition, 450,000 warrants were issued to the placement agents.  Each warrant was exercisable for a period of five years and the per-share exercise price for the warrant shares was $2.21.  The terms of the investor warrants included anti-dilution provisions which required us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

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

July 2007 Warrants

In July 2007 we entered into a lease for a new facility in Tyngsboro, MA.  We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 500,000 shares of our common stock at an exercise price of $1.77 per share.  This warrant became exercisable as of July 23, 2007, may be exercised at any time over the term of the lease and expires on July 22, 2014.  The warrant and the shares issuable upon exercise of the warrant are restricted securities and may not be sold without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption there-from.

September 2007 Shelf Warrants

In September 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share. The warrants become exercisable as of March 10, 2008, and expire on March 11, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which we amended on August 14, 2007 and became effective on August 15, 2007.

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

Note 7.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At March 31, 2008, we had 12,151,275 shares reserved for issuance under this plan, net of outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At March 31, 2008, we had 1,830,738 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of December 31, 2007, certain RSUs granted under the officer employment agreements were vested but stock was not issued because the vesting date, December 31, fell during our holiday shut-down period.

Restricted stock activity as of December 31, 2007 and for the three months ended March 31, 2008 is as follows:

	Three months ended March 31,	Year ended December 31,
	2008	2007
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	9,521	14,044
Based upon current year executive officer agreement	—	18,030

Vested RSUs not yet converted to stock	14,219	9,521

RSU’s granted but not vested:
Related to 2006 executive officer agreement	10,542	14,053
Related to 2007 executive officer agreement	42,098	48,108
Related to 2008 executive officer agreement	51,696	—
Related to performance-based executive plan*	1,265,823	1,265,823

*Subject to achievement of performance requirements.

Stock Option Plan Schedules

Stock option activity for the first three months of 2008 was as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2007	8,712,488	$1.18
Granted	2,110,803	$1.27	$0.78
Exercised	—	$—
Canceled, forfeited or expired	—	$—
Outstanding, March 31, 2008	10,823,291	$1.20

The following table summarizes information about stock options outstanding at March 31, 2008:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Vested	Average
Exercise	of Options	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	of Options	Price
$0.26 - $0.74	3,194,138	6.28	$0.70	3,194,138	$0.70
$0.82 - $1.46	5,663,433	8.05	$1.06	2,440,824	$0.95
$1.51 - $2.19	1,508,470	7.48	$1.82	1,112,516	$1.87
$2.50 - $3.10	130,000	2.10	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	2.91	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	2.56	$6.40	105,000	$6.40
Total	10,823,291			7,204,728

Stock Compensation

We account for our stock compensation in accordance with SFAS 123R. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The valuations determined using this model are affected by our stock price as well as assumptions we make regarding a number of complex and subjective variables, including our stock price volatility, expected life of the option, risk-free interest rate and expected dividends, if any.

We estimate the volatility of our common stock by using historical volatility.  We estimate the expected term of the option grant, and determine a risk-free interest rate based on U.S. Treasury issues with remaining terms similar to the expected term of the stock or options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in our valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods. All stock-based payment awards are amortized as they are earned over the requisite service periods of the awards, which are generally the vesting periods.

Restricted stock units (RSUs) are valued at the stock price at date of grant, and expensed ratably over the performance period or vesting period, as appropriate.  The number of PSUs for which stock compensation expense is calculated is based upon management’s assessment of the likelihood of achieving the performance targets.

The assumptions used to value stock option grants for the three months ended March 31, 2008 and 2007, respectively, are as follows:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.15% - 2.89%	4.48% - 4.90%
Expected life of option	3.5 years	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%
Assumed volatility	87% - 98%	95% - 97%
Expected forfeitures	10%	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
Selling, general and administrative	$388,401	$363,208
Research and development	362,909	217,049
Total stock compensation expense	$751,310	$580,257

Components of stock compensation expense:
Compensation expense related to RSUs and PSUs	$162,147	$158,520
Compensation expense related to stock options	589,163	421,737
Total stock compensation expense	$751,310	$580,257

As of March 31, 2008, there was approximately $2,581,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 8.  Subsequent Event

In April 2008 we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development (R&D) project sponsored by the California Energy Commission.  We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $90,000 of engineering resources for the project, bringing the R&D total to approximately $340,000.  In addition to the California Energy Commission, which is funding the project, other leading stakeholders include Southern California Edison and the California ISO.  The flywheel system will be installed in Tehachapi, California, a high-potential wind resource area where, according to a report from the California ISO, up to 4,200 megawatts of wind power may be added in the coming years.  Our flywheel energy storage systems may also have the potential to address shortages in transmission line capacity, which this wind power integration project is intended to prove.  The primary goal of the project is to demonstrate that advanced control technology with energy storage can help expand the delivery of renewable wind energy by effectively increasing the capacity of constrained transmission facilities in the Tehachapi area.  This project supports California’s goal to upgrade and expand its electricity transmission and distribution infrastructure per the state’s Energy Action Plan of 2003.

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

Revenue Recognition

Although we have sold photovoltaic inverters and recorded revenues for flywheel development contracts, our operations have not yet reached a level that would qualify us to emerge from the development stage.  Therefore we continue to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Inverter Sales

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

Government Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenue using the percentage-of-completion method. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” in our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

Some of our research and development contracts are subject to cost review by government agencies. Our reported results from these contracts could change adversely as a result of these reviews.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our tax provision.  We classify interest and penalties relating to uncertain tax position in income tax expense.

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

Overview

We design, develop, configure and expect to begin operating flywheel-based frequency regulation facilities that will provide services to support more reliable and cost-effective electricity grid operation. The focus of our research and development has been to establish commercially viable flywheel-based energy storage technologies that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. Initially, we expect to generate revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America. We believe that as we expand our production capabilities we can become a provider of frequency regulation services to grid operators on a global basis. In addition we believe that as the commercialization of our technologies continues, we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities.

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

In North America, the frequency regulation market in areas that were accessible via open-bid auction mechanisms was valued at approximately $800 million in 2007.  Before the end of 2008 (by which time Midwest ISO’s regulation market is expected to be in operation) the addressable open-bid regulation market on an annualized basis is expected to exceed $1 billion per year.  Based on global electrical production, we believe that the worldwide frequency regulation market is several times this amount. Significant growth in the US open-bid market is expected due to a combination of factors, including:

•                  Greater use of renewable energy sources – especially wind generation and solar

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

A key qualification for our participation in these markets is the ability to demonstrate that our technology can deliver the regulation services required by each grid operator. To attain this qualification and accelerate market entry we installed two scale-power 100-kilowatt (kWh) demonstration models of our Smart Energy Matrix™ for evaluation by two large grid operators. Both of our scale-power systems were comprised of multiple flywheels.  In 2005, we were awarded contracts for these systems by the California Energy Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA), in cooperation with the U.S. Department of Energy (DOE), to test the viability of our flywheel technologies for frequency regulation by these grid operators.  The demonstration systems were scale-power prototypes of the Smart Energy Matrix ™ multi-flywheel system.  As a result of the success of the pilot programs, we have focused on the design of the full scale Smart Energy Matrix ™ systems.

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

On March 22, 2007, the New York State Energy Research and Development Authority (NYSERDA) and the U.S. DOE confirmed the successful outcome of technical field trial testing of our scale-power flywheel frequency regulation system in New York. At the same time, the New York ISO determined that our technology is a viable technology for frequency regulation on its grid and is acceptable for provision of commercial frequency regulation in the State of New York. Our New York-based flywheel system field trial reached this significant milestone after the U.S. DOE (through Sandia National Laboratories, which co-monitored the demonstration with NYSERDA) concluded that the unit’s performance had been successfully demonstrated and that additional testing of the technology was not required. However, current market rules of NYISO might expose us to unwarranted costs and potentially reduce our revenues. As explained below, we are seeking to have these market rules amended. During the first quarter of 2008, the New York demonstration unit was retrieved for potential future use in supporting other demonstration programs and/or R&D activities.

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

We have an option to purchase approximately seven acres of land at the Stephentown, New York site.  This site is served by two transmission companies: National Grid and New York State Electric and Gas (NYSEG). National Grid owns a 115 KVA transmission line that abuts the site, and NYSEG owns a substation that also abuts the site. Our interconnection request for a 20 MW plant includes National Grid as the transmission provider. We also recently submitted a separate interconnection application for a 1 MW facility with NYSEG that would connect directly to its substation.

Pending the approval of a land-use permit we have requested from the town of Stephentown, New York, approval of our active interconnection request to NYISO, and any other implementation requirements of the NYISO, the location of our first 20 megawatt frequency regulation plant will likely be in Stephentown.  With respect to land-use permit approval, there have been hearings in the local community regarding the necessary zoning and environmental permits, and that process is ongoing. We are aggressively pursuing completion of the required interconnection processes for the Stephentown plant. This includes completion by NYISO of a System Impact Study, currently underway, whose purpose is to insure that our plant can safely interface with the grid, and to identify any utility upgrades or other equipment that may be needed before operation of the plant can be approved.

Our application to the DOE for a loan guarantee identifies Stephentown, New York, as the planned location for our first 20 MW plant. The timing, success or failure of efforts to obtain the land-use permit, as well as the need for satisfactory completion of NYISO’s System Impact Study and clear resolution of market rule issues that impact our ability to enter and operate in the NYISO market could impact the timing or success of our DOE loan guarantee application. Lengthy delays or negative outcomes in any of the factors identified above could potentially require us to select another location for the first 20 MW plant. While we are working to bring matters related to the 20 MW plant in Stephentown to the earliest possible successful conclusion, we are also actively developing alternate plant sites in multiple ISOs as a contingency against these location-based risks.

We expect to have a minimum of five megawatts of capacity in place by the end of 2008.  Our revised schedule forecasts revenue from the Stephentown site in New York, as well as revenues from a second plant in New England or the PJM Interconnection, by the end of 2008.   To that end, we have initiated the process of establishing up to five megawatts of frequency regulation capacity on our Tyngsboro site, and potential locations are being actively pursued in the PJM Interconnection.

Our deployment schedule is conditional upon the following additional factors and activities:

•                  Component development and quality:

•                  Complete development of certain components to ensure highly durable operation at commercial operating speeds.

•                  Development of multiple sources for our key components. We are working to expand our supplier base to qualify their components to our designs and specifications so that we may complete the initial production run of Smart Energy 25 flywheel units.

•                  Continuing to work closely with our suppliers to refine their manufacturing processes and ensure quality results.

•                  Market rules and participation:

•                  To participate in and be paid for regulation services in our target markets, certain conditions must be met. The technology must be demonstrated and accepted by the Independent System Operators (ISOs). We accomplished this through our successful demonstration projects in California and New York.  Prior to plant construction, we must also file an interconnection application with the ISO.  Our interconnect application for the Stephentown NY site was filed at the end of 2007.  New York ISO is currently in the process of completing a System Impact Study for our 20MW plant.  The purpose of the impact study is to ensure the seamless integration of our plant to the grid.  Following the completion of this study we expect to be granted an interconnection agreement (although there can be no assurance that we will receive the agreement).

•                  We must become a member of each ISO and confirm that market rules specific to each ISO are compatible with our technology.  We have been a member of the PJM Interconnection since 2004 and we have found no restrictions to market participation there.  More recently, we have been accepted as a member of ISO New England and approved as a customer of New York ISO.

•                  The need to conform some market rules to be compatible with our technology within our target markets is requiring more time to complete than we had previously thought, and in some cases market rule changes are required which also require time to complete.  Some ISOs (other than PJM) have not yet updated their market rules to comply with the Federal Energy Regulatory Commission’s 2007 mandate that non-generation resources (such as ours) be allowed equal access to enter the market for regulation services.  It is believed that these ISOs will require a number of months to come into compliance, and we have added more resources to accelerate the process.

Regulatory and Market Affairs

Within each ISO there is a market tariff and set of market rules that determine who is allowed to bid into regulation markets, how much regulation providers are paid for their services, and what costs providers must pay to participate in markets. While three ISO’s have certified or otherwise approved our flywheel technology for commercial deployment, each ISO has its own market rules that will govern the pace at which markets are opened and the degree to which our technology is allowed to participate. Historically, the market rules for regulation were written to conform to traditional generators’ abilities to provide regulation. This is understandable, because until the advent of our technology, the capabilities and limitations of traditional generators defined how regulation could be technically implemented. In the markets in which we intend to compete, most of the ISO market rules still contain legacy terms, performance characteristics and other requirements that do not match our new technology. The impact of this mismatch varies from market to market, and our ability to foster beneficial changes to ISO market rules will determine our timing for entering these markets and building regulation facilities, as well as the revenues and costs associated with each market.

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

As a result of FERC Order 890, all ISO’s were required to submit a compliance filing with the FERC in October 2007 to define their degree of compliance with this mandate. Once the ISO compliance filings were published, we became an active participant in reviewing these ISO filings and providing input to FERC. We determined that most of the ISOs were deficient in some way with respect to full Order 890 compliance. In November 2007 we intervened with FERC and submitted comments on each of the ISOs’ Order 890 compliance filings in an effort to ensure that our technology is allowed to fairly participate in each of the markets, earn revenues in proportion to the true value of services provided and incur no more than a fair share of costs for market participation.

These FERC regulatory proceedings are ongoing. The current status of each ISO market is as follows:

•                  Midwest ISO has implemented a new Ancillary Services Market (ASM) to meet its compliance requirements with Order 890. We are actively engaged with MISO in the development of this market. This new ASM is in a testing phase and is expected to start on September 9th, 2008.  Our analysis of MISO’s ASM tariff disclosed features that would have increased our costs and/or decreased revenues in what we believe would be a discriminatory manner. In response to our FERC filing to draw attention to these issues, on February 25, 2008, the FERC issued its decision with respect to MISO’s ASM tariff.  FERC responded positively to the issues we raised in our Initial and Reply Comments.  Specifically, FERC commented: “We require the Midwest ISO to evaluate, through stakeholder discussions (we consider discussions between the Midwest ISO and Beacon Power to be the most appropriate venue for determining whether new technologies qualify as generation resources) adjustments to operating requirements and ASM procedures that will remove barriers to comparable treatment of DRRs and new technologies in the regulating reserve markets and to provide a report on its efforts to incorporate these resources into its markets within 60 days of the date of this order.  We also require the Midwest ISO to submit revised tariff sheets, if adjustments are proposed, in a compliance filing to be submitted concurrently with the 60-day informational filing.”   After working in good faith with Beacon for that period, on April 25, 2008 MISO fully complied with FERC’s 60-day directives by filing a request for an entirely new regulation resource category specifically designed for Stored Energy Resources (“SER”), including our flywheel technology. This is the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources and it contains features that are expected to maximize our revenues in the MISO market.  We expect that FERC will approve this tariff request. Given the landmark nature of this specific proposed tariff and its potential to facilitate our market entry and profitable operation, we intend to pursue the creation of similar stored energy tariffs applicable to the provision of frequency regulation services in all of our open-bid markets.

•                  PJM amended its tariff language to comply with Order 890 and stated that its current rules allow non-generation resources like ours to fully participate in its Regulation and Frequency Response market. We believe PJM’s market rules allow us to enter the market any time we choose to do so, subject to normal arrangements for interconnection, financing, zoning and so forth.  We are currently working with PJM to clarify certain aspects of PJM’s settlement methods in order to maximize our potential revenues in the PJM market.

•                  NYISO postponed submitting a new tariff and market rules to allow non-generation resources and instead stated that we can qualify under the existing tariff as a generator. While we can enter the market within the generator category, we believe this category might expose us to unwarranted costs and potentially reduce our revenues. In its November 19, 2007 response to our comments to NYISO’s Order 890 Compliance Filing, NYISO noted that: “The NYISO is currently working with Beacon to ensure that software and metering arrangements are in place to support its participation in the markets as a generator when its facility actually comes on line, which is expected to occur sometime this year 2008. There is, however, no tariff obstacle to Beacon’s provision of regulation service.” Our regulatory focus includes working with NYISO to remedy certain limitations we see within the generator category. NYISO has been very slow to engage in constructive interaction; consequently we must continue to seek recourse through FERC in an effort to accelerate NYISO’s delivery on its past commitment to work with us to remedy limitations to market participation with respect to qualifying under the generator category.

•                  ISONE modified its tariff language but stated that it needed to make changes to market rules in order to fully comply with Order 890. Since acknowledging the need for market changes ISONE has worked with us in good faith. On March 11,

2008, ISONE announced its plan to create a 13 MW Non-Generation Regulation Pilot program to comply with Order 890.  The pilot program is designed to begin in November 2008 and run for approximately 18 months. The purpose of the Non-Generation Regulation Pilot program will be to: evaluate the performance of new energy storage-based technologies like ours that are unable to participate in ISONE’s current regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISONE can use to formulate permanent market rules. We plan to participate in this pilot program and expect to generate revenues under this program as early as November, 2008. ISONE typically uses such pilot programs to launch major and permanent changes to its market rules, so we see this program as a direct and appropriate response to FERC’s Order 890 directives.

•                  CAISO originally did not submit changes to its tariff to comply with Order 890, but clearly acknowledged to FERC its need to do so. CAISO has been strongly supportive of the evolution and value of our technology with respect to its ability to integrate renewable energy sources, especially wind, and we believe that CASIO will ultimately make market rule changes that result in a performance-based tariff that rewards fast-response regulation resources, including our flywheel technology.  Most recently, on April 15th 2008, CAISO filed a revised tariff with FERC to comply with Order 890. We are currently evaluating CAISO’s filing to assess how responsive it is to FERC’s earlier directives. We will seek further relief if we find that CAISO’s most recent filing does not fully meet the intent of FERC’s Order 890 directive.

•                  ERCOT’s market prices for regulation currently do not support market entry. Since ERCOT is not regulated by the Federal Energy Regulatory Commission, our ability to seek beneficial market rule changes that hold the potential to support higher pricing in consideration of our technology’s superior performance is limited at this time. As the performance of our technology is fully demonstrated at a system-wide level in other ISOs, and as wind penetration in Texas increases and the demand for fast regulation resources rises, we will re-evaluate the feasibility of encouraging beneficial market rule changes and the potential of entering this market on a more profitable basis.

We completed the move to our new facility in January 2008, and we have completed the first phase build-out of our manufacturing facility. We now have a facility capable of producing up to 600 flywheels per year, which is being ramped up to commence all aspects of production.  We have a second phase manufacturing build-out planned which will increase annual manufacturing capacity to more than 1,000 flywheels.

Because our business model is based on being a service provider that owns and operates plants and equipment as opposed to selling equipment, we will need to obtain significant additional funding to further expand our manufacturing capacity, procure flywheel components for manufacture as well as ancillary equipment and construct frequency regulation facilities.  We expect to raise additional capital in 2008 through the sale of stock in the Company. In the future, we will need to raise additional capital either from project finance or additional equity transactions in order to build additional regulation facilities.

As our business develops, we may from time to time evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through March 31, 2008, we have incurred losses of approximately $168.6 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

Revenues

In the past, we were awarded fixed price research and development contracts from government agencies and are pursuing similar contracts from other government agencies.  We have recognized revenues on our existing contracts using the percentage of completion method.  We are continuing to evaluate markets for our flywheel systems but we have not recognized revenues from these products.

Cost of Goods Sold

Cost of goods sold on fixed price research and development contracts are predominantly being recorded on the percentage of completion method and consist of direct labor and material, subcontracting, and associated overhead costs.

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses.  During the first quarter of 2008, we added a Director of Regulatory Affairs to work directly with the ISOs to implement changes to their market rules to allow non-generation resources (such as ours) capable of providing frequency regulation the ability to bid and sell into these markets. We also added a Director of Human Resources to assist us in hiring and maintaining qualified staff as we transition from development into full production.  We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products, expand our marketing efforts for government sales and government-backed loans for new facilities, as well as increased efforts to modify market rules to insure our ability to compete in these markets. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. We expect our selling, general and administrative expenses to increase in 2008 over 2007 due primarily to additional staffing to support the move to production.

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

Loss on Contract Commitments

We establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred.  We recorded a $1.4 million charge during 2006 and $1.5 million in 2005 for anticipated losses on our research and development contracts.  In 2007, we completed all but one of our existing contracts.  These contracts were completed at costs that were lower than previously anticipated, and we recorded a reduction of approximately $0.6 million to the contract loss reserve. We evaluate our estimated costs to complete our government contracts on a quarterly basis and establish reserves when appropriate.

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities.  We have intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, DC output paralleling, metal hub, low-loss motor, co-mingled rims, crash management system and earthquake-tolerant bearings on our flywheel products, anti-islanding software, drawings, source code and production know-how on our Smart Power M5 inverter system, and expect to obtain other patents during 2008 and beyond.  Due to the uncertainty of realizing any future value and lack of substantial revenues to date, all costs related to the development of intellectual property have been expensed as incurred.

Interest and Other Income/Expense, net

Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand and funds received in settlement of a class action suit relating to unfair practices engaged in by certain insurance brokerage firms.

Results of Operations

Comparison of Three Months ended March 31, 2008 and 2007

	Three months ended March 31,
	2008	2007	$ Change	% Change
	(in thousands)
Revenue	$20	$393	$(373)	(95)%
Cost of goods sold	—	393	393	100%
Gross margin	20	—	20	0%
Selling, general and administrative	2,176	1,414	(762)	(54)%
Research and development	3,032	1,660	(1,372)	(83)%
Loss on sales and contract commitments	(1)	—	1	0%
Depreciation and amortization	280	26	(254)	(977)%
Casualty loss (recovery)	—	108	108	100%
Interest and other income, net	180	118	62	53%
Net loss	$(5,287)	$(3,090)	$(2,197)	(71)%

Revenue

The following table provides details of our revenues for the three months ended March 31, 2008 and 2007:

		Three months ended		Cumulative Contract Value	Total
	Percent	March 31,		Earned as of	Contract
	complete	2008	2007	2008	Value

CEC	100%	$—	$21	$1,233	$1,233
NYSERDA PON 846	100%	—	47	646	646
NYSERDA PON 800	82%	—	4	51	63
Air Force Research Laboratory	100%	—	191	750	750
Sandia DOE Earmark	100%	—	131	752	752
Total Contract Revenue		$—	$394	$3,432	$3,444
M5 and accessories		20	(1)
Total		$20	$393	$3,432	$3,444

In the three months ended March 31, 2008, we did not record any revenue from flywheel-related research and development contracts because all but one small contract was completed during 2007. In the same period for 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $394,000.

Cost of Goods Sold

No costs were incurred in the performance of our research and development contracts during the three months ending March 31, 2008. We incurred approximately $393,000 for cost of goods sold related to our research and development contracts during the first quarter of 2007.  The change in cost of goods sold is consistent with the change in revenue for the related periods.

Selling, General and Administrative Expense

Three months ended March 31,
(in thousands)
Period Ended March 31, 2007	$1,414
Increases (decreases):
Salaries and benefits	239
Subcontractors and consultants	212
Legal and professional	191
Materials and office expenses	25
Stock compensation expense	25
Other	24
Audit fees	18
Travel	17
Facility costs	14
Dues and subscriptions	14
Reduction of bad debt reserve	12
Public company expenses	(29)
Period Ended March 31, 2008	$2,176

Selling, general and administrative expenses totaled approximately $2,176,000 and $1,414,000 for the three months ended March 31, 2008 and 2007, respectively. The increase of approximately $762,000 or 54% was primarily the result of higher salaries and benefits due to additional staffing of approximately $239,000, increased use of subcontractors and consultants of approximately $212,000 related primarily to our efforts to work with the ISOs to modify their market rules and perform market studies, higher legal and professional fees of approximately $191,000, and increases in various other selling, general and administrative expense related to the maintenance of a larger facility and staff and our transition from research and development to production activities.  In the first quarter of 2007, we had a bad debt recovery of approximately $12,000; there were no bad debt write-offs or recoveries during the first quarter of 2008. We expect our selling, general and administrative expenses to be somewhat higher in 2008 than 2007 due primarily to increases in staffing needed to support our transition to a production facility, increased marketing and sales expenses associated with flywheel products and increased efforts to work with the ISOs to modify market rules and fund-raising efforts.

Research and Development Expense

Three months ended March 31,
(in thousands)
Period Ended March 31, 2007	$1,660
Increases (decreases):
Allocation of overhead to contracts	475
Legal	296
Salaries and benefits	268
Facility costs	217
Stock compensation expense	146
Software maintenance	18
Other	9
Consultants and subcontractors	6
Travel	6
Outside testing	(9)
Expense materials	(60)
Period Ended March 31, 2008	$3,032

For the three months ended March 31, 2008, research and development expense increased by approximately $1,372,000 or 83%, in comparison to the equivalent period in 2007.  This increase is primarily due to a reduction in the overhead allocated to our government contracts of approximately $475,000, as those contracts were mostly completed during 2007, increased legal costs of approximately $296,000 related to the Arete lawsuit, increased headcount-related expenses resulting from hiring of engineering and support staff to support our flywheel development and move to production of approximately $268,000, increased facility costs due to our larger facility of approximately $217,000, and increased stock compensation expense of approximately $146,000, and increases in various other costs of approximately $39,000.  These increases were partially offset by reductions in development materials and outside testing of approximately $60,000 and $9,000 each. We expect research and development costs during 2008 to be higher than in 2007.  Although critical testing of the Smart Energy 25 flywheel is complete, we continue to perform various operational tests and other development work aimed at achieving manufacturing cost reductions.  Additionally, we expect occupancy costs in our new, larger facility in Tyngsboro to be higher than those at our Wilmington facility.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  We recorded contract commitment losses on our research and development contracts in 2005 of $1,535,000 based on expected cost overruns related to material, labor and overhead required to complete the contracts.  During 2006, we recorded additional charges totaling approximately $1,385,000 to the contract loss reserve.  This amount consisted of net increases in estimated material, labor, overhead and travel costs expected to complete existing contracts along with our expected cost share portion of the Sandia contract. By the end of 2007, all but one smaller government contract was complete. We recorded a reduction to the losses on contract commitments of approximately $578,000, based on the actual cost to complete these contracts, which was less than previously estimated. This amount consisted of net decreases in material, labor, overhead and travel costs required to complete existing contracts of approximately $465,000.  In addition, since our actual overhead rate was lower than forecasted at the beginning of the fiscal year, we reduced the overhead applied to the contracts and our contract loss reserve by an additional $113,000.  Based on our assessments of the estimated costs to complete our contracts as of March 31, 2007, no additional charges to the contract loss reserve were required.

Depreciation and Amortization

The increase in depreciation expense for the first three months of 2008 as compared to the first three months of 2007 of approximately $254,000, or 977%, is primarily due to capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro as well as the purchase of machinery and equipment required to begin commercial production. We expect depreciation expense to continue to increase during 2008 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income/(Expense), net

The increase in interest income for the first three months of 2008 as compared to the same period during 2007 of approximately $62,000, or 53%, is attributable to higher cash balances available for investing, primarily as a result of the cash obtained through the sale of stock and warrants at various times during 2007.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended March 31, 2008 was approximately $5,287,000 which compares to a net loss during the same period in 2007 of approximately $3,090,000, an increase in net loss of approximately $2,197,000 or 71%.

Liquidity and Capital Resources

	Three months ended March 31,
	2008	2007
	(in thousands)
Cash and cash equivalents	$25,037	$12,136
Working capital	23,118	10,506
Cash provided by (used in)
Operating activities	(2,963)	(2,791)
Investing activities	(2,435)	(41)
Financing activities	18	9,717
Net decrease in cash and cash equivalents	$(5,380)	$6,885
Current ratio	7.3	5.0

Our cash requirements depend on many factors including, but not limited to, cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as general and administrative expenses.  Since we are still in the development stage and have not yet begun our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. In previous years, we took significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures.  However, as we enter production of the Smart Energy Matrix™ aimed at revenue generation in 2008, we have begun to increase our headcount, and have spent additional funds on production materials, capital equipment, market analyses and the pursuit of regulatory relief to modify market rules in a way that ensures our ability to enter markets on a timely basis and to profitably compete.  We expect to require significant cash resources during 2008 as we increase capacity to manufacture our Smart Energy 25 flywheels and begin commercial deployment of megawatts of frequency regulation in service at two ISOs during the fourth quarter of 2008.

We must raise additional equity and/or project financing to execute our business plan.  Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we have sufficient cash to fund operations into approximately the fourth quarter of 2008. We need to obtain additional cash during 2008 to fund:

•                  Our continuation as a going concern

•                  Ongoing research and development of the Smart Energy 25 flywheel and the Smart Energy Matrix™ multi-flywheel system

•                  The ramp up of our manufacturing and assembly capacity

•                  The build-out of facilities to provide frequency regulation services to the electricity grid

•                  Regulatory matters

•                  Working capital requirements; and

•                  The identification and development of new business opportunities.

As we enter into production of the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to complete development of the Smart Energy Matrix™ flywheel system, build, operate and receive fees for frequency regulation services and have sufficient working capital to continue to execute our business plan through 2008, we will need to raise approximately $20 million of funding during the remainder of 2008.  Also, to achieve our long-term deployment plan for additional frequency regulation facilities, we will need to raise additional capital either from a combination of project finance and equity transactions.

Operating Activities

Net cash used in operating activities was approximately $2,963,000 and $2,791,000 for the three months ended March 31, 2008 and 2007, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the three months ending March 31, 2008, we had a net loss of approximately $5,287,000.  Adjustments to reconcile net loss to cash flow in 2008 include non-cash stock compensation of approximately $751,000, depreciation and amortization of approximately $280,000, a net reduction in deferred rent of approximately $66,000 and cash received from the landlord to offset the cost of leasehold improvements of $1,430,000. Changes in operating assets and liabilities used approximately $203,000 of cash.   During the same period in 2007, we had a net loss of approximately $3,090,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $580,000, depreciation and amortization of approximately $26,000, and a net reduction in the asset impairment reserve of approximately $7,000, offset by a gain on the sale of fixed assets of approximately $4,000, facility-related cash payments charged against restructuring reserves of approximately $91,000 and changes in operating assets and liabilities of approximately $219,000.

Investing Activities

Net cash used in investing activities was approximately $2,435,000 and $42,000 for the three months ending March 31, 2008 and 2007, respectively.  The principal use of cash in 2008 and 2007, respectively, was the purchase of property and equipment in the amount of approximately $2,609,000 in 2008 and $46,000 in 2007, offset by the sale of property and equipment of approximately $4,000 in 2007.  A reduction in restricted cash related to the Wilmington lease that expired in 2007 provided approximately $174,000 in cash in 2008.

Financing Activities

Net cash provided by financing activities was approximately $18,000 and $9,717,000 for the first three months of 2008 and 2007, respectively.  In 2008, we raised approximately $18,000 related to the reduction of costs previously accrued related to the sale of stock in 2007.  For 2007, we raised approximately $9,717,000 from the sale of stock from our shelf registration.

We may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons or seek other strategic financing relationships that benefit our business.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At March 31, 2008, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts.  Also at March 31, 2008, we had approximately $466,000 of cash equivalents that were held in interest bearing checking accounts, and approximately $24,662,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be some risk of loss, which we deem to below.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e)
promulgated under the Securities Exchange Act of 1934, were effective on March 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal control over financial reporting, as that term is defined in Exchange Act rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on that date.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report on Form 10-K which was filed with the SEC on March 17, 2008.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

On October 9, 2007, Arete Power, Inc. filed a complaint against us claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled “Axially Free Flywheel System.”  On November 30, 2007, we filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the ‘489 patent is invalid.  At the same time, we filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts.  On February 22, 2008, the Court granted our motion to transfer the lawsuit to the District of Massachusetts.  We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Item 1A.  Risk Factors

There have not been any material changes during the quarter ended March 31, 2008 to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the SEC on March 17, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(5)	Amended and Restated Bylaws, as amended.

3.5	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Form of specimen stock certificate.

10.1	(4)	Amended and Restated Employment agreement dated February 14, 2008 between the Company and F. William Capp.

10.2	(4)	Amended and Restated Employment agreement dated February 14, 2008 between the Company and James M. Spiezio.

10.3	(4)	Amended and Restated Employment agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz.

10.4	(4)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and F. William Capp.

10.5	(4)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and James M. Spiezio.

10.6	(4)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from the Form 10-K filed on March 17, 2008 (File No. 000-31973).

(2)          Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(3)          Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).

(4)          Incorporated by reference from the Form 8-K filed on February 21, 2008 (File No. 000-31973).

(5)          Incorporated by reference from the Form 8-K filed on October 1, 1007 (File No. 000-31973).

+                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: May 8, 2008	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer

May 8, 2008	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer