Form 10-Q
period 2008-06-30
BEACON POWER CORP
filed 2008-08-11
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of August 4, 2008 was 88,754,642.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)

		Page
PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, and for the period from May 8, 1997 (date of inception) through June 30, 2008	2

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from May 8, 1997 (date of inception) through June 30, 2008	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II. Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$16,684,846	$30,417,095
Accounts receivable, trade, net	161,355	424,788
Unbilled costs on contracts in progress	13,795	82,195
Prepaid expenses and other current assets	2,522,679	1,475,084
Total current assets	19,382,675	32,399,162
Property and equipment, net	12,672,658	7,004,021
Restricted cash	200,000	374,346
Total assets	$32,255,333	$39,777,529
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$724,249	$296,463
Accrued compensation and benefits	1,033,822	1,024,874
Other accrued expenses	2,197,870	2,183,217
Advance billings on contracts	8,511	7,222
Accrued contract loss	145,996	67,419
Lease liability - current	99,933	—
Total current liabilities	4,210,381	3,579,195
Commitments and contingencies (Note 5)
Lease liability - long term	944,699	—
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 88,754,642 and 88,658,967 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	887,546	886,590
Additional paid-in-capital	200,971,563	199,351,427
Deficit accumulated during the development stage	(174,046,017)	(163,326,844)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	27,100,253	36,198,334
Total liabilities and stockholders’ equity	$32,255,333	$39,777,529

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY

(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through June 30,
	2008	2007	2008	2007	2008
Revenue	$28,188	$449,328	$48,392	$842,034	$4,768,939
Cost of goods sold	4,116	419,544	4,172	811,790	5,130,431
Gross profit	24,072	29,784	44,220	30,244	(361,492)
Operating expenses:
Selling, general and administrative	2,128,580	1,549,033	4,304,241	2,963,393	55,278,636
Research and development	3,003,236	1,823,812	6,035,579	3,483,370	74,454,067
Loss on contract commitments	86,601	—	86,601	—	2,804,062
Depreciation and amortization	313,477	30,673	593,218	56,641	5,054,308
Casualty loss (recovery)	—	(168,003)	—	(60,060)	—
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	5,531,894	3,235,515	11,019,639	6,443,344	144,414,269
Loss from operations	(5,507,822)	(3,205,731)	(10,975,419)	(6,413,100)	(144,775,761)
Other income (expense):
Interest income	75,985	139,605	256,378	253,491	5,490,386
Interest expense	—	—	—	—	(1,093,703)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	—	—	(132)	3,865	(223,327)
Total other income (expense), net	75,985	139,605	256,246	257,356	7,735,938
Net loss	(5,431,837)	(3,066,126)	(10,719,173)	(6,155,744)	(137,039,823)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(5,431,837)	$(3,066,126)	$(10,719,173)	$(6,155,744)	$(173,978,517)
Loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.12)	$(0.09)
Weighted-average common shares outstanding	88,712,016	71,360,328	88,690,200	68,412,886

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from May 8, 1997 (date of inception)
			through
	Six months ended June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(10,719,173)	$(6,155,744)	$(137,039,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593,218	56,641	5,054,309
Loss (gain) on sale of fixed assets	132	(3,865)	193,078
Impairment of assets, net	—	553	4,551,147
(Expenses paid) restructuring charge	—	(218,704)	—
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	1,319,563	1,036,564	4,428,237
Deferred rent	131,942	—	(385,368)
Cash received from landlord for build-out credit	1,430,000	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	263,433	421,802	(161,355)
Unbilled costs on government contracts	68,400	(250,614)	(13,795)
Prepaid expenses and other current assets	(1,336,959)	29,667	(2,394,393)
Accounts payable	427,786	236,326	724,249
Accrued compensation and benefits	8,948	174,937	1,033,822
Advance billings on contracts	1,289	(268,426)	8,511
Accrued interest	—	—	275,560
Accrued loss on contract commitments	78,577	(451,992)	145,996
Other accrued expenses and current liabilities	14,653	362,108	2,206,540
Net cash used in operating activities	(7,718,191)	(5,030,747)	(116,027,472)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	174,346	—	(200,000)
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(6,261,987)	(492,372)	(21,808,183)
Sale of property and equipment	—	4,077	202,674
Net cash used in investing activities	(6,087,641)	(488,295)	(18,654,999)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	17,204	9,652,095	59,676,042
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	41,197	10,557	219,101
Exercise of employee stock options	15,182	—	2,304,091
Warrants issued in relation to lease	—	—	716,614
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	73,583	9,662,652	151,367,317
(Decrease) increase in cash and cash equivalents	(13,732,249)	4,143,610	16,684,846
Cash and cash equivalents, beginning of period	30,417,095	5,251,337	—
Cash and cash equivalents, end of period	$16,684,846	$9,394,947	$16,684,846
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash item)	$227,946	$—	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting energy.  During 2000 we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses. Since 2000, we have raised approximately $59.7 million through the sale of common stock and warrants. We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid.  We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. In addition, we believe as the commercialization of our technologies continues, we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of June 30, 2008, had an accumulated deficit of approximately $174 million.  We do not expect to become profitable or cash flow positive until at least 2010. We will need to raise additional capital to execute our business plan and continue as a going concern.  Based on our current cash usage rates and additional expenditures expected in support of our business plan, we have enough cash to fund operations into approximately the fourth quarter of 2008.  We will require substantial funds to procure components, manufacture flywheels, construct and deploy flywheel-based frequency regulation facilities, continue research and development activities and further market our products and services.  We anticipate that such funds will be obtained from external sources and we intend to seek additional equity or debt to fund future operations. We estimate that we will need to raise an additional $20 million during 2008 through the issuance of equity securities in order to continue development of the Smart Energy Matrix™ flywheel system, and to build, operate and receive fees for frequency regulation services, and have sufficient working capital to continue to execute our business plan. Our short-term business plan includes manufacturing flywheel systems and beginning construction of megawatt-level frequency regulation facilities in at least two of our initial target markets which are the New York ISO, New England ISO, Midwest ISO and PJM.  Beyond 2008 we will continue to have capital needs that will require additional equity or debt to fund the ongoing deployment of frequency regulation facilities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues and incurred losses of approximately $174 million since our inception, including losses during the six months ending June 30, 2008 of approximately $10.7 million.  We have approximately $16.7 million of cash and cash equivalents on hand at June 30, 2008.  Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent in the short-term on our ability to obtain additional equity and debt financing, and in the long-term, on our ability to successfully obtain a share of the frequency regulation market by deploying our Smart Energy Matrix™ flywheel systems that are now entering production. To execute our business plan, we expect to obtain financing from a combination of debt and equity.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three and six month periods ended June 30, 2008 and 2007 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

Lease Obligation and Deferred Rent

During July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 5: Commitments and Contingencies.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with SFAS No. 13, “Accounting for Leases,” these reimbursements have been credited to our lease liability, and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Lease payable – long term.”  Prior to our receipt of the landlord leasehold improvement reimbursements during the first quarter of 2008, Deferred Rent had a debit balance and was included in “Prepaid expenses and other current assets.”  The amount included in prepaid expenses as of December 31, 2007 was approximately $517,000.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The cost of the item is defined as the purchase price of the item as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. Repair and maintenance costs are expensed as incurred.  Capital assets are classified as “Construction in Progress” (CIP) when initially acquired, and reclassified to the appropriate asset account after being placed into service. Depreciation expense is not recorded on assets not yet placed into service. Materials purchased to build flywheels for use in our frequency regulation facilities are classified as CIP, along with related labor and overhead costs.  No overhead is generally applied for other internally-constructed projects not directly related to our core business.

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

Note 3.  Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	June 30,	December 31,
	2008	2007
Accounts receivable, trade	$163,923	$427,356
Reserve	(2,568)	(2,568)
Accounts receivable, net	$161,355	$424,788

Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At June 30, 2008 and December 31, 2007 we had approximately $69,000 and $68,000 of holdbacks, respectively, in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	June 30,	December 31,
	Lives	2008	2007
Construction in Progress	Varied	$5,176,433	$5,782,127
Machinery and equipment	5 - 10 years	1,586,722	1,137,946
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	756,127	603,382
Office equipment	3 years	938,933	828,918
Leasehold improvements	Lease term	6,155,177	—
Equipment under capital lease obligations	Lease term	700,517	700,516
Total		$15,330,672	$9,069,652
Less accumulated depreciation and amortization		(2,658,014)	(2,065,631)
Property and equipment, net		$12,672,658	$7,004,021

The components of construction in progress, which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	June 30,	December 31,
	2008	2007
Materials to build production flywheels	$3,335,307	$453,192
Frequency regulation facilities	1,159,352	9,527
Deposits and other costs related to the acquisition of land for frequency regulation plant	165,032	17,123
Machinery and equipment	25,057	85,725
Office equipment	71,393	115,647
Leasehold improvements	420,292	5,100,913
Construction in progress	$5,176,433	$5,782,127

In July 2008, we exercised our option to purchase land in Stephentown, NY, a possible location for a frequency regulation facility.

Note 5.  Commitments and Contingencies

The following table summarizes our commitments at June 30, 2008:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
June 30, 2008	$—	$10,121,580	$10,121,580
December 31, 2008	341,188		341,188
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
Thereafter	1,422,689		1,422,689
Total Commitments	$4,725,126	$10,121,580	$14,846,706

At June 30, 2008, we had firm purchase commitments with our suppliers in the amount of approximately $10.1 million. These commitments are primarily to acquire components needed to manufacture commercial flywheel units, complete the build-out of the Tyngsboro facility, begin development of our initial frequency regulation facilities, and satisfy contractual obligations for research and development programs.

In July 2007, we signed a seven-year lease on our new corporate headquarters, and relocated all of our operations to the new facility in January 2008.  This facility significantly expands our manufacturing capacity and provides sufficient space to continue our research and development activities. Our new facility is located at 65 Middlesex Road, Tyngsboro, MA.  The 103,000-square-foot facility, which has manufacturing capacity that will allow production of more than 1,000 flywheels per year, has been renovated and is being built-out to our specifications.

We provided the Tyngsboro lessor with an irrevocable letter of credit securing our performance under the lease with a balance at June 30, 2008 of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency (“MassDev”) pursuant to which MassDev has agreed to lend to the Company up to $5 million. This loan derives from a funding collaboration between the Emerging Technology Fund of MassDev and the Massachusetts Technology Collaborative’s Business Expansion Initiative. We expect to use the proceeds from the loan to help fund the expansion of our production facility.

The MassDev loan is evidenced by a promissory note under which we may make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain tenant improvements at our Tyngsboro, Massachusetts facility. We have one year following the date of the initial advance to draw on the loan. The note bears a fixed annual interest rate of 6.5% and will mature 84 months after the initial advance. As of June 30, 2008, we had not made any requests for advances on the loan.  We expect to request the first draw for approximately $3.7 million during August 2008.

Loan repayments shall commence on the first day of the calendar month following the date the initial loan advance is made. The payments will be of interest only during the first twelve months and thereafter, the balance of the principal outstanding under the note shall be amortized in monthly payments of principal and interest in equal monthly installments over the remaining term of the note.

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements funded with the proceeds of the loan. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative’s Business Expansion Initiative.  As no funds had been drawn down on the loan as of June 30, 2008, the fair value of the warrants is included in “Prepaid expenses and other current assets.”  The amount included in Prepaids as of June 30, 2008, was approximately $228,000.

Additional capital expenditures will be required in the future to optimize the plant for maximum manufacturing capacity.  The amount and timing of these expenditures are dependent on requirements for equipment needed to meet production schedules as well as having sufficient funding.

Legal Proceedings

We may from time to time be subject to legal proceedings, often likely to involve routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, may often be difficult to predict and may be resolved over a very long period of time.  Estimating probable losses associated with any legal proceedings or other loss contingency is very complex and requires the analysis of many factors, including assumptions about potential actions by third parties.  A loss contingency is recorded as a liability in the consolidated financial statements when it is both (i) probable and known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable.  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

On October 9, 2007, Arete Power, Inc. filed a complaint against us claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled “Axially Free Flywheel System.”  On November 30, 2007, we filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the ‘489 patent is invalid.  At the same time, we filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts.  On February 22, 2008, the Court granted our motion to transfer the lawsuit to the District of Massachusetts.  The District Court of Massachusetts set an Initial Conference for August 5, 2008, but the parties filed an Assented to Motion to reschedule that Conference for August 25, 2008. We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

 Note 6.  Stock Warrants

The following schedule shows warrants outstanding as of June 30, 2008:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/25/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.99	3,287,821
November 8, 2005 Financing (Placement Agents)	11/8/2005	11/8/2008	$2.21	450,000
February 15, 2007 Shelf Issue	2/15/2007	2/15/0012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/10/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/10/2013	$1.99	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97	11,316,260
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.89	171,958
Total warrants outstanding				29,063,335

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.

May 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock at an exercise price of $1.008, exercisable at any time until May 25, 2010.

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten “accredited investors.” In addition, 450,000 warrants were issued to the placement agents.  The per-share exercise price for the warrant shares was $2.21. Each investor warrant is exercisable at any time until May 9, 2011, and each placement agent warrant is exercisable at any time until November 8, 2008.  The terms of the investor warrants included anti-dilution provisions which required us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

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

February 2007 Shelf Warrants

In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 5,907,345 warrants. In addition, we issued 354,441 warrants to the placement agents at the same price per share.  These warrants became exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on an effective registration statement.

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

September 2007 Shelf Warrants

In September 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share. The warrants become exercisable as of March 10, 2008, and expire on March 11, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on an effective registration statement.

October 2007 Shelf Warrants

In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The warrants become exercisable six months and one day after their issuance, and expire May 1, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on an effective registration statement.

June 2008 Loan Warrants

In June 2008, as part of a loan we received through a funding collaboration between the Emerging Technology Fund of Massachusetts Development Finance Agency and the Massachusetts Technology Collaborative’s Business Expansion Initiative, we issued two warrants to purchase an aggregate of 171,958 shares of our common stock at an exercise price of $1.89 per share.  Each warrant is exercisable immediately, and expires on June 30, 2015.

Note 7.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At June 30, 2008, we had 12,178,983 shares reserved for issuance under this plan, net of outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At June 30, 2008, we had 1,792,272 shares reserved for issuance under this plan.

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

Restricted stock activity as of December 31, 2007 and for the six months ended June 30, 2008 is as follows:

	Six months ended June 30, 2008	Year ended December 31, 2007
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	28,563	14,044
Based upon current year executive officer agreement	14,094	18,030

Vested RSUs not yet converted to stock	—	9,521

RSU’s granted but not vested:
Based upon prior year bonus plan	—	—
Related to 2006 executive officer agreement	7,031	14,053
Related to 2007 executive officer agreement	36,088	48,108
Related to 2008 executive officer agreement	46,998	—
Related to performance-based executive plan*	1,265,823	1,265,823

*Subject to achievement of performance requirements.

Stock Option Plan Schedules

Stock option activity for the first six months of 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2007	8,712,488	$1.18
Granted	2,184,803	$1.43	$0.79
Exercised	(19,250)	$0.79
Canceled, forfeited or expired	(8,000)	$1.37
Outstanding, June 30, 2008	10,870,041	$1.20

The following table summarizes information about stock options outstanding at June 30, 2008:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Vested Number of Options	Vested Weighted- Average Exercise Price
$0.26 - $0.74	3,181,138	6.03	$0.70	3,181,138	$0.70
$0.82 - $1.46	5,696,183	7.81	$1.06	2,774,074	$0.97
$1.51 - $2.19	1,535,470	7.27	$1.82	1,218,138	$1.85
$2.50 - $3.10	130,000	1.85	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	2.66	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	2.38	$6.40	105,000	$6.40
Total	10,870,041			7,630,600

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

The assumptions used to value stock option grants for the three months and six months ended June 30, 2008 and 2007, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.54% - 3.33%	4.52% - 5.05%	2.15% - 3.33%	4.48% - 5.05%
Expected life of option	3.5 years	3 years	3.5 years	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%	0%
Assumed volatility	89% - 95%	95% - 100%	87% - 98%	95% - 100%
Expected forfeitures	10%	10%	10%	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Selling, general and administrative	$299,598	$297,280	$687,999	$660,488
Research and development	268,655	159,028	631,564	376,076
Total stock compensation expense	$568,253	$456,308	$1,319,563	$1,036,564

Components of stock compensation expense:
Compensation expense related to RSU or PSUs	$154,599	$152,081	$316,745	$310,600
Compensation expense related to stock options	413,654	304,227	1,002,818	725,964
Total stock compensation expense	$568,253	$456,308	$1,319,563	$1,036,564

As of June 30, 2008, there was approximately $ 2,099,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 8.  Subsequent Event

None.

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

These regional ISOs/RTOs or grid operators purchase frequency regulation services from independent providers in open bid markets that they manage and maintain. We are seeking to become one such provider. We believe our technology will offer grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide (CO2), nitrogen oxide, sulfur dioxide and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services.  We believe that we will have lower operating costs and faster response time than the majority of other entities that provide frequency regulation services, which we believe will allow us to have sufficient margins to make our services economically viable.

In North America, the frequency regulation market in areas that were accessible via open-bid auction mechanisms was valued at approximately $800 million in 2007.  Before the end of 2008 (by which time Midwest ISO’s regulation market is expected to be in operation) the addressable open-bid regulation market on an annualized basis is expected to exceed $1 billion per year.  Based on global electrical production, we believe that the worldwide frequency regulation market is several times this amount. Significant growth in the US open-bid market is expected due to a combination of factors, including:

•                  Greater use of renewable energy sources – especially wind generation and solar

•                  Anticipated expansion of open-bid grid operating regions such as the Midwest ISO

•                  Increased demand for electricity

•                  Increased fossil fuel prices

•                  Government and market forces aimed at reducing carbon dioxide emissions.

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

A key qualification for our participation in these markets is the ability to demonstrate that our technology can deliver the regulation services required by each grid operator. To attain this qualification and accelerate market entry we installed two scale-power 100-kilowatt-hour (kWh) demonstration models of our Smart Energy Matrix™ for evaluation by two large grid operators. Both of our scale-power systems were comprised of multiple flywheels.  In 2005, we were awarded contracts for these systems by the California Energy Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA), in cooperation with the U.S. Department of Energy (DOE), to test the viability of our flywheel technologies for frequency regulation by these grid operators.  The demonstration systems were scale-power prototypes of the Smart Energy Matrix™ multi-flywheel system.  As a result of the success of the pilot programs, we have focused on the design of full scale Smart Energy Matrix™ systems.

Both the California and New York systems were installed and evaluated in formal field trials. The demonstration units contained fully functional control, communication and interconnection elements similar or identical to the elements of our design for 20 MW frequency regulation facilities. The purpose of these pilot systems was twofold: 1) to demonstrate the ability of our flywheel technology to provide frequency regulation services consistent with the technical requirements of the grid operators, including the California ISO and New York ISO, and 2) to obtain certification or other approval from these system operators that, from a technical perspective, our technology is approved to provide commercial frequency regulation services in their respective states and territories.

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

The location of our regulation plants and the sequence in which they will be constructed depend on a number of factors, including but not limited to the availability and cost of land, the cost of power plant construction, technical grid interconnection requirements, comparative market pricing available for frequency regulation in the various regional markets, approval of environmental and related permits required to build plants, and our ability to receive appropriate revenues and payments within the Market Rules of each regional market.

Subsequent to the end of the quarter, we exercised an option to purchase approximately seven acres of land at a site in Stephentown, New York. This site is served by two transmission companies: National Grid and New York State Electric and Gas (NYSEG). National Grid owns a 115 KVA transmission line that abuts the site, and NYSEG owns a substation that also abuts the site. Our interconnection request for a 20 MW plant includes National Grid as the transmission provider. We also recently submitted a separate interconnection application for a 1 MW facility with NYSEG that would connect directly to its substation.

On July 17, 2008, we received a land-use permit we had requested from the town of Stephentown, New York. Pending approval of our active interconnection request to NYISO and any other implementation requirements of the NYISO, a possible location for our first 20 megawatt frequency regulation plant will be in Stephentown.  We are aggressively pursuing completion of the required interconnection processes for the Stephentown plant. This includes completion by NYISO of a System Impact Study, currently underway, whose purpose is to ensure that our plant can safely interface with the grid, and to identify any utility upgrades or other equipment that may be needed before operation of the plant can be approved.

Our application to the DOE for a loan guarantee identifies Stephentown, New York, as the planned location for our first 20 MW plant. The satisfactory completion of NYISO’s System Impact Study and clear resolution of Market Rule issues (described below) that affect our ability to enter and operate in the NYISO market could impact the timing or success of our DOE loan guarantee application. Lengthy delays or negative outcomes in any of the factors identified above could potentially require us to select another location for the first 20 MW plant. While we are working to bring matters related to the 20 MW plant in Stephentown to the earliest possible successful conclusion, we are also actively developing alternate plant sites in multiple ISOs as a contingency against these location-based risks.

We expect to have frequency regulation facilities in two locations before the end of 2008 with a total of five megawatts of capacity. To that end, we have initiated the process of establishing up to five megawatts of frequency regulation capacity on our Tyngsboro site, and potential locations are being actively pursued in the PJM Interconnection in addition to the Stephentown site.

Our deployment schedule is conditional upon the following additional factors and activities:

•                  Component development and quality:

•                  Complete testing of certain components to ensure highly durable operation at commercial operating speeds.

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

•                  Market rules and participation:

•                  To participate in and be paid for regulation services in our target markets, certain conditions must be met. The technology must be demonstrated and accepted by the Independent System Operators (ISOs). We accomplished this through our successful demonstration projects in California and New York.  Prior to plant construction, we must also file an interconnection application with the ISO.  Our interconnect application for the Stephentown NY site was filed at the end of 2007.  New York ISO is currently in the process of completing a System Impact Study for our 20MW plant.  The purpose of the impact study is to ensure the seamless integration of our plant to the grid.  Following the completion of this study we expect to be granted an interconnection agreement.

•                  We must become a member of each ISO and confirm that market rules specific to each ISO are compatible with our technology.  We have been a member of the PJM Interconnection since 2004 and we have found no restrictions to market participation there.  More recently, we have been accepted as a member of ISO New England and approved as a member of New York ISO.

•                  The need to conform some market rules to be compatible with our technology within our target markets is requiring more time to complete than we had previously thought. In some cases market rule changes are needed which also require time to complete.  Some ISOs (other than PJM) have not yet fully updated their market rules to comply with the Federal Energy Regulatory Commission’s 2007 mandate that non-generation resources (such as ours) be allowed equal access to enter the market for regulation services.  It is believed that these ISOs will require a number of months to come into compliance, and we have added more resources to accelerate the process.

Regulatory and Market Affairs

Within each ISO there is a market tariff and set of market rules that determine who is allowed to bid into regulation markets, how much regulation providers are paid for their services, and what costs providers must pay to participate in markets. While three ISOs have certified or otherwise approved our flywheel technology for commercial deployment, each ISO has its own market rules that will govern the pace at which markets are opened and the degree to which our technology is allowed to participate. Historically, the market rules for regulation were written to conform to traditional generators’ abilities to provide regulation. This is understandable, because until the advent of our technology, the capabilities and limitations of traditional generators defined how regulation could be technically implemented. In the markets in which we intend to compete, most of the ISO market rules still contain legacy terms, performance characteristics and other requirements that do not align with our newer technology. The impact of this mismatch varies from market to market. Our ability to foster beneficial changes to ISO market rules will determine our timing for entering these markets and building regulation facilities, as well as the revenues and costs associated with each market.

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

We believe that FERC Order 890 will accelerate the pace of market rule changes and we have already made progress with several of the ISOs by working with them directly to implement changes to market rules.  We are already experiencing positive effects of Order 890 in the form of heightened commitments by ISOs to work collaboratively with us to integrate our technology to their grids. To ensure that we have the right resources to properly address the timely opportunity represented by FERC Order 890, we obtained expert regulatory and legal counsel and have put a vigorous regulatory affairs program in place.

As a result of FERC Order 890, all ISOs were required to submit a compliance filing with FERC in October 2007 to define their degree of compliance with this mandate. Once the ISO compliance filings were published, we became an active participant in reviewing these ISO filings and providing input to FERC. We determined that most of the ISOs were deficient in some way with respect to full Order 890 compliance. In November 2007 we intervened with FERC and submitted comments on each of the ISOs’ Order 890 compliance filings in an effort to ensure that our technology is allowed to fairly participate in each of the markets, earn revenues in proportion to the true value of services provided and incur no more than a fair share of costs for market participation.

These FERC regulatory proceedings are ongoing. The current status of each ISO market is as follows:

•                  Midwest ISO is in the process of implementing a new Ancillary Services Market (ASM) to meet its compliance requirements with Order 890. We are actively engaged with MISO in the development of this market. This new ASM is in a testing phase and is expected to start on September 9, 2008.  Our analysis of MISO’s ASM tariff disclosed features that would have increased our costs and/or decreased revenues in what we believe would be a discriminatory manner. In response to our FERC filing to draw attention to these issues, on February 25, 2008, FERC issued its decision with respect to MISO’s ASM tariff.  FERC responded positively to the issues we raised in our Initial and Reply Comments.

Specifically, FERC mandated that the Midwest ISP remove barriers preventing new technologies from participating in the regulation market. FERC commented: “We require the Midwest ISO to evaluate, through stakeholder discussions (we consider discussions between the Midwest ISO and Beacon Power to be the most appropriate venue for determining whether new technologies qualify as generation resources) adjustments to operating requirements and ASM procedures that will remove barriers to comparable treatment of DRRs (Demand Response Resources) and new technologies in the regulating reserve markets and to provide a report on its efforts to incorporate these resources into its markets within 60 days of the date of this order.  We also require the Midwest ISO to submit revised tariff sheets, if adjustments are proposed, in a compliance filing to be submitted concurrently with the 60-day informational filing.”   After working in good faith with Beacon for that period, on April 25, 2008, MISO fully complied with FERC’s 60-day directives by filing a request for an entirely new regulation resource category specifically designed for Stored Energy Resources (“SER”), including our flywheel technology, to take effect on June 1, 2009. This is the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources and it contains features that are expected to maximize our revenues in the MISO market.  This tariff request is currently under review at FERC.  Given the landmark nature of this specific proposed tariff and its potential to facilitate our market entry and profitable operation, we intend to pursue the creation of similar stored energy tariffs applicable to the provision of frequency regulation services in all of our open-bid markets.

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

•                  NYISO postponed submitting a new tariff and market rules to allow non-generation resources and instead stated that we can qualify under the existing tariff as a generator. While we can enter the market within the generator category, we believe this category might expose us to unwarranted costs and potentially reduce our revenues.  In its November 19, 2007, response to our comments to NYISO’s Order 890 Compliance Filing, NYISO noted that: “The NYISO is currently working with Beacon to ensure that software and metering arrangements are in place to support its participation in the markets as a generator when its facility actually comes on line, which is expected to occur sometime in 2008. There is, however, no tariff obstacle to Beacon’s provision of regulation service.” Our regulatory focus includes working with NYISO to remedy certain limitations we see within the generator category.  NYISO has been slow to engage in constructive interaction; consequently we continued to seek recourse through FERC in an effort to accelerate NYISO’s delivery on its past commitment to work with us to remedy limitations to market participation with respect to qualifying under the generator category. On May 23, 2008 FERC mandated that NYISO work with us to integrate energy storage technologies into its regulation market and required NYISO to file quarterly reports on its progress in this regard.  On July 1, 2008, the NYISO presented to its market stakeholders new Regulation market rules for limited energy resources.  The new rules recognize the unique operating characteristics of our technology and remedy the limitations in the current generator market.  These rules are currently under review by the market stakeholders.  In addition, we are working with both the NYISO and market stakeholders to have a line item in NYISO’s 2009 budget for the necessary software changes to implement these new Regulation rules.

•                  ISONE modified its tariff language, but stated that it needed to make changes to market rules in order to fully comply with Order 890. Since acknowledging the need for market changes, ISONE has worked with us in good faith. On March 11, 2008, ISONE announced its plan to create a 13 MW Alternative Technologies Regulation Pilot program to comply with Order 890.  The pilot program is designed to begin in November 2008 and run for approximately 18 months. The purpose of the Non-Generation Regulation Pilot program will be to evaluate the performance of new energy storage-based technologies like ours that are unable to participate in ISONE’s current regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISONE can use to formulate permanent market rules.  On July 15, 2008 the NEPOOL Markets Committee unanimously voted to support the creation of the pilot program.  On August 1, 2008, the program was unanimously approved by the NEPOOL Participants Committee.  On August 5, 2008, ISO New England and the Northeast Power Pool (NEPOOL), its member companies, jointly submitted to FERC new market rules for establishing an alternative technologies pilot program that would include flywheel energy storage. Pending FERC approval, which is expected within sixty days, we intend to participate in this pilot program and expect to generate revenues under this program as early as November 2008. ISONE typically uses such pilot programs to launch major and permanent changes to its market rules, so we see this program as a direct and appropriate response to FERC’s Order 890 directives.

•                  CAISO submitted an Order 890 compliance filing on June 16, 2008 which modified its tariff to allow bids for regulation by non-generation resources that are capable of providing the service and that meet applicable Ancillary Service standards and technical requirements.  In addition, in May 2008 the CAISO initiated a project and stakeholder process to develop the technical and operational requirements for integrating storage technologies into the system and consider the extent to which additional tariff revisions may be appropriate to enhance their participation in the CAISO’s markets.

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

Because our business model is based on being a service provider that owns and operates plants and equipment as opposed to selling equipment, we will need to obtain significant additional funding to further expand our manufacturing capacity, procure the components and ancillary equipment needed to manufacture our flywheel systems and construct our frequency regulation facilities.  We expect to raise additional capital in 2008 through the sale of our stock.  In the future, we will need to raise additional capital either from project financing or additional equity transactions in order to build additional regulation facilities.

As our business develops, we may from time to time evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through June 30, 2008, we have incurred losses of approximately $174 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

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

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses.  During the first quarter of 2008, we added a Director of Regulatory Affairs to work directly with the ISOs to implement changes to their market rules to allow non-generation resources (such as ours) capable of providing frequency regulation the ability to bid and sell into these markets. We also added a Director of Human Resources to assist us in hiring and maintaining qualified staff as we transition from development into full production.  We expect sales and marketing expenses to continue to increase as we expand efforts to define new markets for our products, expand our marketing efforts for government sales and government-backed loans for new facilities, as well as increased regulatory efforts to modify market rules to insure our ability to compete in these markets. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. We expect our selling, general and administrative expenses to increase in 2008 over 2007 primarily due to additional staffing to support the move to production.

Research and Development

Our cost of research and development consists primarily of the cost of compensation and benefits for research and development and support staff, as well as materials and supplies used in the engineering design and development process. We expect research and development expenses to increase during 2008.

Loss on Contract Commitments

We establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred.  In addition, we evaluate our estimated costs to complete our government contracts on a quarterly basis and adjust the reserves when appropriate.

In 2007, we completed all but one of our existing contracts.   In April 2008 we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development (R&D) project sponsored by the California Energy Commission.  We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $340,000. In addition to the California Energy Commission, which is funding the project, other leading stakeholders include Southern California Edison and the California ISO.  The flywheel system will be installed in Tehachapi, California, a high-potential wind resource area where, according to a report from the California ISO, up to 4,200 megawatts of wind power may be added in the coming years.  Our flywheel energy storage systems may also have the potential to address shortages in transmission line capacity, which this wind power integration project is intended to prove.  The primary goal of the project is to demonstrate that advanced control technology with energy storage can help expand the delivery of renewable wind energy by effectively increasing the capacity of constrained transmission facilities in the Tehachapi area.  This project supports California’s goal to upgrade and expand its electricity transmission and distribution infrastructure per the state’s Energy Action Plan of 2003.We recorded a charge of approximately $87,000 during the period ended June 30, 2008, which reflects the expected “cost share” portion of the Tehachapi contract.

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

Results of Operations

Comparison of Three Months ended June 30, 2008 and 2007

	Three months ended June 30,
	2008	2007	$ Change	% Change
	(in thousands)
Revenue	$28	$449	$(421)	94%
Cost of goods sold	4	419	415	99%
Gross margin	24	30	(6)	20%
Selling, general and administrative	2,129	1,549	(580)	37%
Research and development	3,003	1,824	(1,179)	65%
Loss on sales and contract commitments	87	—	(87)	0%
Depreciation and amortization	313	31	(282)	910%
Casualty loss (recovery)	—	(168)	(168)	100%
Interest and other income, net	76	140	(64)	46%
Net loss	$(5,432)	$(3,066)	$(2,366)	77%

Comparison of Six Months ended June 30, 2008 and 2007

	Six months ended June 30,
	2008	2007	$ Change	% Change
	(in thousands)
Revenue	$48	$842	$(794)	94%
Cost of goods sold	4	812	808	100%
Gross margin	44	30	14	47%
Selling, general and administrative	4,304	2,963	(1,341)	45%
Research and development	6,035	3,483	(2,552)	73%
Loss on contract commitments	87	—	(87)	0%
Depreciation and amortization	593	57	(536)	940%
Casualty loss (recovery)	—	(60)	(60)	100%
Interest and other income (expense), net	256	257	(1)	0%
Net loss	$(10,719)	$(6,156)	$(4,563)	74%

Revenue

The following table provides details of our revenues for the three and six months ended June 30, 2008 and 2007:

	Percent	Three months ended June 30,		Six months ended June 30,		Cumulative Contract Value Earned as	Total Contract
	complete	2008	2007	2008	2007	of 2008	Value
	(dollars in thousands)
CEC	100%	$—	$43	$—	$64	$1,233	$1,233
NYSERDA PON 846	100%	—	19	—	67	646	646
NYSERDA PON 800	83%	1	(5)	1	(1)	51	63
Air Force Research Laboratory	100%	—	246	—	437	750	750
Sandia DOE Earmark	100%	—	117	—	247	752	752
Tehachapi	1%	3	—	3	—	3	250
Total Contract Revenue		$4	$420	$4	$814	$3,435	$3,694
M5 and accessories		24	29	44	28
Total		$28	$449	$48	$842	$3,435	$3,694

In the three months ended June 30, 2008, we focused on preparations to begin commercial production of our flywheel energy storage systems, and only recorded minimal revenue from flywheel-related research and development contracts.  In the same period for 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $420,000. Revenue recorded from the sale of inverters and related products was approximately $24,000 during the first quarter of 2008, as compared to approximately $29,000 during the same period of 2007.  During the six months ended June 30, 2008, we recorded approximately $4,000 of revenue from contract activities, compared to approximately $814,000 during the same period of 2007.  The reduction in contract revenue was due to the completion of our larger contracts as of the end of fiscal 2007.  Inverter revenue was approximately $44,000 during the first half of 2008, versus approximately $28,000 during the first half of 2007.

Cost of Goods Sold

Cost of goods sold was approximately $4,000 during the second quarter of 2008, compared to approximately $420,000 during the second quarter of 2007, and approximately $4,000 compared to approximately $812,000 for the six months ended June 30, 2008 and 2007, respectively.  The changes in cost of goods sold are consistent with and for the same reasons as the fluctuations in revenue.

Selling, General and Administrative Expense

	Three months ended June 30,	Six months ended June 30,
	(in thousands)
Period Ended June 30, 2007	$1,549	$2,963
Increases (decreases):
Legal and professional	316	507
Salaries and benefits	206	445
Subcontractors and consultants	125	337
Materials and office expenses	30	55
Taxes	13	16
Facility costs	11	25
Audit fees	8	26
Dues and subscriptions	3	17
Stock compensation expense	2	28
Reduction of bad debt reserve	—	12
Other	(1)	24
Travel	(9)	7
Hiring costs	(21)	(26)
Public company expenses	(103)	(132)
Period Ended June 30, 2008	$2,129	$4,304

Selling, general and administrative expenses totaled approximately $2,129,000 and $1,549,000 for the three months ended June 30, 2008 and 2007, respectively. The increase of approximately $580,000 or 37% was primarily the result of higher salaries and benefits due to additional staffing of approximately $206,000, increased use of subcontractors and consultants of approximately $125,000 related primarily to our efforts to work with the ISO to modify their market rules and perform market studies, higher legal and professional fees of approximately $316,000 (also related primarily to regulatory efforts noted above as well as costs related to raising funds), and increases in various other selling, general and administrative expense related to the maintenance of a larger facility and staff and our transition from research and development to production activities.  In the first quarter of 2007, we had a bad debt recovery of approximately $12,000; there were no bad debt write-offs or recoveries during the first two quarters of 2008. We expect our selling, general and administrative expenses to be somewhat higher in 2008 than 2007 due primarily to increases in staffing needed to support our transition to a production facility, increased marketing and sales expenses associated with flywheel products and increased efforts to work with the ISOs to modify market rules and fund-raising efforts.

For the six months ended June 30, 2008 and 2007, selling, general and administrative expenses increased from approximately $2,963,000 to $4,304,000, an increase of approximately $1,341,000, or 45%.  The largest increases were in legal and professional fees of approximately $507,000, salaries and benefits of approximately $445,000 and subcontractors and consultants of approximately $337,000, for the same reasons as noted during the second quarter.  These increases were offset by a reduction in public company expenses of approximately $132,000 during the six month period.

Research and Development Expense

	Three months ended June 30,	Six months ended June 30,
	(in thousands)
Period Ended June 30, 2007	$1,824	$3,483
Increases (decreases):
Allocation of overhead to contracts	595	1,071
Salaries and benefits	318	576
Legal	198	494
Facility costs	156	373
Stock compensation expense	110	255
Other	39	59
Outside testing	20	11
Expense materials	17	(42)
Software maintenance	4	23
Travel	2	9
Hiring costs	(57)	(59)
Consultants and subcontractors	(223)	(217)
Period Ended June 30, 2008	$3,003	$6,036

For the three months ended June 30, 2008, research and development expense increased by approximately $1,179,000 or 65%, in comparison to the equivalent period in 2007.  This increase is primarily due to a reduction in the overhead allocated to our government contracts of approximately $595,000, as those contracts were mostly completed during 2007; increased legal costs of approximately $198,000 related to the Arete lawsuit; increased headcount-related expenses resulting from hiring of engineering and support staff to support our flywheel development and move to production of approximately $318,000; increased facility costs due to our larger facility of approximately $156,000; increased stock compensation expense of approximately $110,000 and increases in various other costs of approximately $82,000.  These increases were partially offset by a reduction in hiring costs of approximately $57,000, resulting from lower usage of outside agencies because we hired a Director of Human Resources during the first quarter of 2008.  In addition, as internal staffing has increased, we have reduced our use of consultants and contractors by approximately $223,000. Although critical testing of the Smart Energy 25 flywheel is complete, we continue to perform various operational tests and other development work aimed at achieving manufacturing cost reductions.  Additionally, we expect occupancy costs in our new, larger facility in Tyngsboro to be higher than those at our Wilmington facility.

Research and development expenses for the first six months of 2008 increased from approximately $3,483,000 in 2007 to approximately $6,036,000 in 2008, an increase of $2,553,000 or 73%.  Approximately 42% of the increase, $1,071,000, is due to a reduction in the overhead allocated to our government contracts, as those contracts were mostly completed during 2007.  Other large increases were as follows:  approximately $576,000 due to increased headcount-related expenses as we ramp up to begin commercial production activities, approximately $494,000 legal expenses related to the Arete lawsuit, approximately $373,000 increase in facility costs related to our larger facility, approximately $255,000 stock compensation expense primarily related to new hire option grants and other miscellaneous increases of approximately $102,000.  Increases were offset by reductions in expense materials of approximately $42,000, a drop in hiring costs of approximately $59,000 due to a reduction in the use of outside agencies and a reduction in the use of consultants by approximately $217,000.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  We recorded contract commitment losses on our research and development contracts in 2005 and 2006, which we reduced in 2007 as we completed all but one contract for amounts which were less than previously estimated.  During the second quarter of 2008, we recorded an additional contract loss for the required cost-share portion of the Tehachapi contract which was awarded in April 2008.

Depreciation and Amortization

Depreciation expense increased from approximately $31,000 during the quarter ended June 30, 2007 to approximately $313,000 for the same period in 2008, an increase of approximately $282,000, or 910%.  Similarly, for the six month periods ended June 30, 2008 and 2007, depreciation increased by approximately $536,000, or 940%.  For both the three and six month periods, the increases are primarily due to capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro as well as the purchase of machinery and equipment required to begin commercial production.  As of June 30, 2008, we had approximately $5.2 million in “construction in progress”, of which approximately $3.3 million are materials to build flywheels and approximately $1.3 million are costs related to the construction of frequency regulation facilities.  We expect depreciation expense to continue to increase during 2008 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income/(Expense), net

Although average cash balances during the second quarter of 2008 were higher than during the same periods in 2007, interest income dropped by approximately $64,000, or 46%, due to lower interest rates. For the six months period ended June 30, 2008, interest and other income (expense) was approximately $256,000, which was only slightly lower than for the same period in 2007 of approximately $257,000.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended June 30, 2008 was approximately $5,432,000 which compares to a net loss during the same period in 2007 of approximately $3,066,000, an increase in net loss of approximately $2,366,000 or 77%.  For the six month period ended June 30, 2008 and 2007, the net losses were approximately $10,719,000 and $6,156,000 respectively, which represents an increase in net loss of approximately $4,563,000 or 74%.

Liquidity and Capital Resources

	Six months ended June 30,
	2008	2007
	(in thousands)
Cash and cash equivalents	$16,685	$9,395
Working capital	15,172	7,419
Cash provided by (used in)
Operating activities	(7,718)	(5,031)
Investing activities	(6,088)	(488)
Financing activities	74	9,663
Net decrease in cash and cash equivalents	$(13,732)	$4,144
Current ratio	4.6	3.3

Our cash requirements depend on many factors including, but not limited to, cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as general and administrative expenses.  Since we are still in the development stage and have not yet begun our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. In previous years, we took significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures.  However, as we complete the development of the Smart Energy Matrix™ and begin commercial activity aimed at revenue generation in 2008, we have begun to increase our headcount, and have spent additional funds on production materials, capital equipment, market analyses and the pursuit of regulatory relief to modify market rules in a way that ensures our ability to enter markets on a timely basis and profitably compete.  We expect to require significant cash resources during 2008 as we increase capacity to manufacture our Smart Energy 25 flywheels and begin to have revenue from frequency regulation services late in the fourth quarter of 2008.

We must raise additional equity and/or project financing to execute our business plan.  Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we have sufficient cash to fund operations into the fourth quarter of 2008. We need to obtain additional cash during 2008 to fund:

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

We are completing the development the Smart Energy 25 flywheel, which is the core component of the Smart Energy Matrix™ flywheel system.  In order to do so and to build, operate and receive fees for frequency regulation services and have sufficient working capital to continue to execute our business plan through 2008, we will need to raise approximately $20 million of funding during the remainder of 2008.  Also, to achieve our long-term deployment plan for additional frequency regulation facilities, we will need to raise additional capital from a combination of project finance and equity transactions.

Operating Activities

Net cash used in operating activities was approximately $7,718,000 and $5,031,000 for the six months ended June 30, 2008 and 2007, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the six months ending June 30, 2008, we had a net loss of approximately $10,719,000.  Adjustments to reconcile net loss to cash flow in 2008 include non-cash stock compensation of approximately $1,320,000, depreciation and amortization of approximately $593,000, a net reduction in deferred rent of approximately $132,000, cash received from the landlord to offset the cost of leasehold improvements of $1,430,000. Changes in operating assets and liabilities used approximately $474,000 of cash.

During the same period in 2007, we had a net loss of approximately $6,156,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $1,037,000, depreciation and amortization of approximately $56,000, a net reduction in the asset impairment reserve of approximately $1,000 and cash provided by changes in operating assets and liabilities of approximately $254,000.  These were offset by a gain on the sale of fixed assets of approximately $4,000 and facility-related cash payments charged against restructuring reserves of approximately $219,000.

Investing Activities

Net cash used in investing activities was approximately $6,088,000 and $488,000 for the six months ending June 30, 2008 and 2007, respectively.  The principal use of cash in 2008 and 2007, respectively, was the purchase of property and equipment in the amount of approximately $6,262,000 in 2008 and $492,000 in 2007, offset by the sale of property and equipment of approximately $4,000 in 2007.  A reduction in restricted cash related to the Wilmington lease that expired in 2007 provided approximately $174,000 in cash in 2008.

Financing Activities

Net cash provided by financing activities was approximately $74,000 and $9,663,000 for the first six months of 2008 and 2007, respectively.  In 2008, funds were provided by issuance of stock under our employee stock purchase plan of approximately $41,000, the exercise of employee stock options of approximately $15,000 and approximately $18,000 related to the reduction of costs previously accrued related to the sale of stock in 2007.  For 2007, we raised approximately $9,652,000 from the sale of stock from our shelf registration, and approximately $11,000 from the issuance of stock under our employee stock purchase plan.

We may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons or seek other strategic financing relationships that benefit our business.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At June 30, 2008, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts.  Also at June 30, 2008, we had approximately $1,541,000 of cash equivalents that were held in interest bearing checking accounts, and approximately $15,035,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be some risk of loss, which we deem to be low.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934, were effective on June 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal control over financial reporting, as that term is defined in Exchange Act rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on that date.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report on Form 10-K which was filed with the SEC on March 17, 2008.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

On October 9, 2007, Arete Power, Inc. filed a complaint against us claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled “Axially Free Flywheel System.”  On November 30, 2007, we filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the ‘489 patent is invalid.  At the same time, we filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts.  On February 22, 2008, the Court granted our motion to transfer the lawsuit to the District of Massachusetts.  The District Court of Massachusetts set an Initial Conference for August 5, 2008, but the parties filed an Assented to Motion to reschedule that Conference for August 25, 2008. We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Item 1A.  Risk Factors

There have not been any material changes during the quarter ended June 30, 2008 to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the SEC on March 17, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency (“MassDev”) pursuant to which MassDev agreed to lend us up to $5 million. The loan is evidenced by a promissory note under which we may make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain tenant improvements at our Tyngsboro, Massachusetts facility. We have one year following the date of the initial advance to draw on the loan. The note bears a fixed annual interest rate of 6.5% and will mature 84 months after the initial advance. As of June 30, 2008, we had not made any requests for advances on the loan.  We expect to request the first draw for approximately $3.7 million during August 2008.

Loan repayments shall commence on the first day of the calendar month following the date the initial advance is made. The payments will be of interest only during the first twelve months. Thereafter, the balance of the principal outstanding under the note shall be amortized in monthly payments of principal and interest in equal monthly installments over the remaining term of the note.

We also entered into a security agreement and a collateral assignment of lease agreement with MassDev on June 30, 2008. The security agreement grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements paid for with the proceeds of the loan. The collateral assignment grants to MassDev all of our rights, title and interest in and to the lease for our Tyngsboro facility.

As partial consideration for the loan, on June 30, 2008, we issued to MassDev two warrants, each warrant to purchase 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable at any time before July 1, 2015 and provide for registration rights for the resale of the shares issued upon exercise of the warrants.

The note and warrants were issued to MassDev in reliance on the exemption from registration provided under the provisions of Section 4(2) of the Securities Act of 1933 (and the regulations promulgated thereunder, including Regulation D) relating to sales by an issuer not involving a public offering.  MassDev has assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation in the loan under the Massachusetts Technology Collaborative’s Business Expansion Initiative.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(5)	Amended and Restated Bylaws, as amended.

3.5	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Form of specimen stock certificate.

10.1	(4)	Promissory Note dated June 30, 2008 issued by Beacon Power Corporation to Massachusetts Development Finance Agency.

10.2	(4)	Security Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusettts Development Finance Agency.

10.3	(4)	Collateral Assignment of Lease Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.

10.4	(4)	Form of Warrants issued on June 30, 2008 to Massachusetts Development Finance Agency.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                       Incorporated by reference from the Form 10-K filed on March 17, 2008 (File No. 000-31973).

(2)                       Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(3)                       Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).

(4)                       Incorporated by reference from the Form 8-K filed on July 7, 2008 (File No. 000-31973).

(5)                       Incorporated by reference from the Form 8-K filed on October 1, 1007 (File No. 000-31973).

     +                          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: August 11, 2008	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

August 11, 2008	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer