Form 10-Q
period 2008-09-30
BEACON POWER CORP
filed 2008-11-10
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of November 4, 2008 was 97,542,190.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

		Page
PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and for the period from May 8, 1997 (date of inception) through September 30, 2008	2

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from May 8, 1997 (date of inception) through September 30, 2008	3

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II. Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,577,753	$30,417,095
Accounts receivable, trade, net	90,304	424,788
Unbilled costs on contracts in progress	18,193	82,195
Prepaid expenses and other current assets	2,076,654	1,475,084
Total current assets	12,762,904	32,399,162
Property and equipment, net	16,214,339	7,004,021
Restricted cash	200,000	374,346
Total assets	$29,177,243	$39,777,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,192,285	$296,463
Accrued compensation and benefits	1,466,519	1,024,874
Other accrued expenses	2,378,886	2,183,217
Advance billings on contracts	12,081	7,222
Accrued contract loss	143,385	67,419
Lease liability - current	106,371	—
Total current liabilities	6,299,527	3,579,195
Commitments and contingencies (Note 5)
Lease liability - long term	918,106	—
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 88,754,642 and 88,658,967 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	887,546	886,590
Additional paid-in-capital	201,451,652	199,351,427
Deficit accumulated during the development stage	(179,666,749)	(163,326,844)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	21,959,610	36,198,334
Total liabilities and stockholders’ equity	$29,177,243	$39,777,529

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from May 8, 1997 (date of inception) through September 30,
	2008	2007	2008	2007	2008
Revenue	$4,390	$372,515	$52,782	$1,214,550	$4,773,329
Cost of goods sold	5,763	351,311	9,935	1,163,102	5,136,194
Gross profit	(1,373)	21,204	42,847	51,448	(362,865)
Operating expenses:
Selling, general and administrative	1,804,595	1,388,185	6,108,836	4,351,578	57,083,231
Research and development	3,535,096	1,978,318	9,570,674	5,461,688	77,989,162
Loss on contract commitments	—	(434,348)	86,601	(434,348)	2,804,062
Depreciation and amortization	334,236	42,723	927,455	99,364	5,388,545
Casualty loss (recovery)	—	(9,024)	—	(69,084)	—
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	5,673,927	2,965,854	16,693,566	9,409,198	150,088,196
Loss from operations	(5,675,300)	(2,944,650)	(16,650,719)	(9,357,750)	(150,451,061)
Other income (expense):
Interest income	54,234	124,300	310,612	377,791	5,544,620
Interest expense	—	—	—	—	(1,093,703)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	334	6,559	202	10,424	(222,993)
Total other income (expense), net	54,568	130,859	310,814	388,215	7,790,506
Net loss	(5,620,732)	(2,813,791)	(16,339,905)	(8,969,535)	(142,660,555)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(5,620,732)	$(2,813,791)	$(16,339,905)	$(8,969,535)	$(179,599,249)
Loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.18)	$(0.13)
Weighted-average common shares outstanding	88,754,642	72,661,975	88,711,837	69,844,813

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,		Cumulative from May 8, 1997 (date of inception) through September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(16,339,905)	$(8,969,535)	$(142,660,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	927,455	99,364	5,388,546
Loss (gain) on sale of fixed assets	132	(1,317)	193,078
Impairment of assets, net	—	553	4,551,147
Expenses paid restructuring charge	—	(310,219)	—
Interest expense relating to issuance of warrants	—	—	371,000
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	303,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	1,799,652	1,450,635	4,908,326
Deferred rent	111,786	(610,363)	(405,524)
Cash received from landlord for build-out credit	1,430,000	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	334,484	(12,007)	(90,304)
Unbilled costs on government contracts	64,002	(178,168)	(18,193)
Prepaid expenses and other current assets	(890,933)	185,350	(1,948,367)
Accounts payable	1,895,822	150,339	2,192,285
Accrued compensation and benefits	441,645	499,223	1,466,519
Advance billings on contracts	4,859	(412,563)	12,081
Accrued interest	—	—	275,560
Accrued loss on contract commitments	75,966	(664,298)	143,385
Other accrued expenses and current liabilities	195,669	856,954	2,387,556
Net cash used in operating activities	(9,949,366)	(7,916,052)	(118,258,647)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	174,346	(200,000)	(200,000)
Increase in other assets	—	—	(412,072)
Purchases of property and equipment	(10,137,905)	(2,564,259)	(25,684,101)
Sale of property and equipment	—	4,077	202,674
Net cash used in investing activities	(9,963,559)	(2,760,182)	(22,530,917)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	17,204	18,848,653	59,676,042
Payment of dividends	—	—	(1,159,373)

	Nine months ended September 30,		Cumulative from May 8, 1997 (date of inception) through September 30,
	2008	2007	2008
Shares issued under employee stock purchase plan	41,197	10,557	219,101
Exercise of employee stock options	15,182	43,282	2,304,091
Warrants issued in relation to lease	—	716,614	716,614
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	73,583	19,619,106	151,367,317
Increase (decrease) in cash and cash equivalents	(19,839,342)	8,942,872	10,577,753
Cash and cash equivalents, beginning of period	30,417,095	5,251,337	—
Cash and cash equivalents, end of period	$10,577,753	$14,194,209	$10,577,753
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$488,126
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$227,946	$—	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting energy.  During 2000 we completed an initial public offering of our common stock and raised approximately $49.3 million net of offering expenses. Since 2000, we have raised approximately $66.9 million through the sale of common stock and warrants, including the sale of stock and warrants in October 2008. We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid.  We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. In addition, we believe as the commercialization of our technologies continues, we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7.

Operations

We have experienced net losses since our inception and, as of September 30, 2008, had an accumulated deficit of approximately $179.7 million.  We do not expect to become profitable or cash flow positive until at least 2010. We will need to raise additional capital to execute our business plan and continue as a going concern.  Based on our current cash usage rates and additional expenditures expected in support of our business plan, we have sufficient cash to fund operations into approximately the first quarter of 2009.  We will require substantial funds to procure components, manufacture flywheels, construct and deploy flywheel-based frequency regulation facilities, continue research and development activities and further market our products and services.  We anticipate that such funds will be obtained from external sources and we intend to seek additional equity or debt to fund future operations. We raised approximately $8 million in October 2008; however our business plan anticipated that in the fourth quarter of 2008 we would raise $20 million.  Due to uncertainty and volatility in the equity markets, we are modifying our business plan to ensure sufficient cash reserves into the first quarter of 2009.  This will result in a reduction in the number of megawatts we will deploy in New England ISO by the end of 2008 to three megawatts (MW).  We now expect a delay in deploying the additional two megawatts from the fourth quarter of 2008 to the first quarter of 2009.  In volume production, we expect a 20 MW facility to cost approximately $25 million, while the first 20 MW plant will cost approximately twice that amount. In 2009 our business plan is to deploy our first 20MW plant; however the number of megawatts we will be able to deploy is dependent on obtaining sufficient funding for these capital outlays. We expect to fund the construction of our first 20 MW plant from a combination of debt and equity. Our ability to obtain sufficient funding will pace our ability to produce flywheel systems and deploy them. In 2009, 2010 and 2011, we will continue to have capital needs that will require additional equity and debt to fund the ongoing deployment of frequency regulation facilities.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues and incurred losses of approximately $179.7 million since our inception, including losses during the nine months ending September 30, 2008 of approximately $16.3 million.  We have approximately $10.6 million of cash and cash equivalents on hand at September 30, 2008, and have raised an additional $10.7 million in cash subsequent to the end of the quarter from our Mass Development Finance Agency loan and through the sale of stock and warrants. There is an additional $1.5 million which can be drawn on the Mass Development loan, to offset qualified expenditures for equipment for our manufacturing facility. Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC.  As of September 30, 2008, both entities were inactive.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three and nine month periods ended September 30, 2008 and 2007 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

Lease Obligation and Deferred Rent

In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 5: Commitments and Contingencies.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with SFAS No. 13, “Accounting for Leases,” these reimbursements have been credited to our lease liability, and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Lease payable – long term.”  Prior to our receipt of the landlord leasehold improvement reimbursements during the first quarter of 2008, Deferred rent had a debit balance and was included in “Prepaid expenses and other current assets.”  The amount included in Prepaid expenses as of December 31, 2007 was approximately $517,000.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment”. Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. We implemented this standard using the modified-prospective transition method, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period using the compensation cost estimated for the SFAS 123R pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations.

Restructuring and Asset Impairment Charges

We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” and record impairment charges as appropriate.

Note 3.  Accounts Receivable

Our trade accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	September 30,	December 31,
	2008	2007
Accounts receivable, trade	$92,872	$427,356
Reserve	(2,568)	(2,568)
Accounts receivable, net	$90,304	$424,788

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At September 30, 2008 and December 31, 2007, we had approximately $6,000 and $68,000 respectively of holdbacks in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	September 30,	December 31,
	Lives	2008	2007
Construction in progress	Varied	$8,462,192	$5,782,127
Land		192,487	—
Machinery and equipment	5 - 10 years	1,661,852	1,137,946
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	780,901	603,382
Office equipment	3 years	976,734	828,918
Leasehold improvements	Lease term	6,415,143	—
Equipment under capital lease obligations	Lease term	700,517	700,516
Total		$19,206,589	$9,069,652
Less accumulated depreciation and amortization		(2,992,250)	(2,065,631)
Property and equipment, net		$16,214,339	$7,004,021

In July 2008, we exercised our option to purchase land in Stephentown, NY, for the construction of a frequency regulation facility, the cost of which is reflected as “Land” in the schedule shown above.

The components of Construction in progress, which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	September 30,	December 31,
	2008	2007
Materials to build production flywheels	$3,013,824	$453,192
Frequency regulation facilities	5,006,341	9,527
Deposits and other costs related to the acquisition of land for frequency regulation plant	—	17,123
Machinery and equipment	113,184	85,725
Office equipment	93,293	115,647
Leasehold improvements	235,550	5,100,913
Construction in progress	$8,462,192	$5,782,127

                Approximately $8 million of the total shown as “Construction in progress” represents completed flywheels, materials to build flywheels and other costs related to the frequency regulation facility being built at our Tyngsboro site, which we expect to have in service producing 3 MW of commercial frequency regulation service through the ISO-NE pilot program by the end of this fiscal year.  We expect to expand that facility to 5 MW by the end of the first quarter of 2009.

Note 5.  Commitments and Contingencies

The following table summarizes our commitments at September 30, 2008:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
September 30, 2008	$—	$11,148,235	$11,148,235
December 31, 2008	173,813		173,813
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
Thereafter	1,422,689		1,422,689
Total Commitments	$4,557,751	$11,148,235	$15,705,986

At September 30, 2008, we had purchase commitments with our suppliers in the amount of approximately $11.1 million, against which the Company has paid cash deposits of approximately $1.4 million. These commitments are primarily to acquire components needed to manufacture commercial flywheel units, complete the build-out of the Tyngsboro facility, begin development of our initial frequency regulation facilities, and satisfy contractual obligations for research and development programs.

In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008.  This facility significantly expands our manufacturing capacity and provides sufficient space to continue our research and development activities. Our facility is located at 65 Middlesex Road, Tyngsboro, MA.  The 103,000-square-foot facility, which has manufacturing capacity that will allow production of more than 1,000 flywheels per year, has been renovated and built-out to our specifications.  We expect to have three MW of frequency regulation services being provided to ISO-NE by the end of 2008. One megawatt of this capacity is within our current facility and the additional two MW will be outside and adjacent to our facility. We are in the process of modifying our existing lease to include consent to operate a total of five MW of frequency regulation outside the building.  We anticipate having the landlord’s consent to the units outside the building by the end of 2008.

We provided our lessor with an irrevocable letter of credit securing our performance under the lease with a balance at September 30, 2008 of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility. Total rent expense for the nine months ended September 30, 2008 was approximately $442,000.

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

On October 9, 2007, Arete Power, Inc. filed a complaint against us claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled “Axially Free Flywheel System.”  On November 30, 2007, we filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the ‘489 patent is invalid.  (Beacon’s counterclaim has since been amended to assert claims that the ‘489 patent should be declared unenforceable and not infringed by Beacon’s products).  At the same time, we filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts.  On February 22, 2008, the Court granted our motion to transfer the lawsuit to the District of Massachusetts.  The Initial Scheduling

Conference was held in the District Court of Massachusetts on September 15, 2008.  Following this Scheduling Conference, the Court issued a Scheduling Order requiring non-expert discovery to be completed by May 15, 2009 and scheduling a Final Pretrial Conference for September 8, 2009.  We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Note 6.  Notes Payable

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

The MassDev loan is evidenced by a promissory note under which we may make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain tenant improvements at our Tyngsboro, Massachusetts facility. We have one year following the date of the initial advance to draw on the loan. The initial advance on the loan was made on October 1, 2008 for approximately $3.5 million. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%.

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

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative’s Business Expansion Initiative.  As no proceeds had been received from the loan as of September 30, 2008, the fair value of the warrants is included in “Prepaid expenses and other current assets.”  The amount included in Prepaids as of September 30, 2008, was approximately $228,000.

Additional capital expenditures will be required in the future to optimize the plant for maximum manufacturing capacity.  The amount and timing of these expenditures are dependent on requirements for equipment needed to meet production schedules as well as having sufficient funding.

 Note 7.  Stock Warrants

The following schedule shows warrants outstanding as of September 30, 2008:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/25/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.99	3,287,821
November 8, 2005 Financing (Placement Agents)	11/8/2005	11/8/2008	$2.21	450,000
February 15, 2007 Shelf Issue	2/15/2007	2/15/0012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/10/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/10/2013	$1.99	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97	11,316,260
June 30, 2008 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.89	171,958
Total warrants outstanding				29,063,335

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

February 2007 Shelf Warrants

In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 5,907,345 warrants. In addition, we issued 354,441 warrants to the placement agents at the same price per share.  These warrants became exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with an effective registration statement.

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

September 2007 Shelf Warrants

In September 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share. The warrants become exercisable as of March 10, 2008, and expire on March 11, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with an effective registration statement.

October 2007 Shelf Warrants

In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The warrants became exercisable six months and one day after their issuance, and expire May 1, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with an effective registration statement.

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

October 2008 Shelf Warrants

                In October 2008, we sold 8,700,000 units of the Company at a purchase price of $0.91 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $1.20 per share, for a total of 8,700,000 warrants.  The warrants become exercisable six months and one day after their issuance, and expire April 16, 2014.   The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection effective registration statement on Form S-3 previously filed with the Securities and Exchange Commission.

Note 8.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At September 30, 2008, we had 12,228,317 shares reserved for issuance under this plan, net of outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At September 30, 2008, we had 1,792,272 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of December 31, 2007, certain RSUs granted under the officer employment agreements were vested but stock was not issued because the vesting date, December 31, fell during our holiday shut-down period. Also, the RSUs that vested as of September 30, 2008 were not issued because the trading window was closed to insiders.

Restricted stock activity as of December 31, 2007 and for the nine months ended September 30, 2008 is as follows:

	Nine months ended September 30, 2008	Year ended December 31, 2007
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	28,563	14,044
Based upon current year executive officer agreement	9,396	18,030

Vested RSUs not yet converted to stock	14,219	9,521

RSU’s granted but not vested:
Based upon prior year bonus plan	—	—
Related to 2006 executive officer agreement	3,520	14,053
Related to 2007 executive officer agreement	30,078	48,108
Related to 2008 executive officer agreement	42,300	—
Related to performance-based executive plan*	1,265,823	1,265,823

*Subject to achievement of performance requirements.

Stock Option Plan Schedules

Stock option activity for the first nine months of 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2007	8,712,488	$1.18
Granted	2,240,803	$1.27	$0.78
Exercised	(19,250)	$0.79
Canceled, forfeited or expired	(14,666)	$1.19
Outstanding, September 30, 2008	10,919,375	$1.20

The following table summarizes information about stock options outstanding at September 30, 2008:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Vested Number of Options	Vested Weighted- Average Exercise Price
$0.26 - $0.74	3,181,138	5.78	$0.70	3,181,138	$0.70
$0.82 - $1.46	5,745,517	7.59	$1.06	3,110,833	$0.98
$1.51 - $2.19	1,535,470	7.02	$1.82	1,320,800	$1.83
$2.50 - $3.10	130,000	1.60	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	2.41	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	2.06	$6.40	105,000	$6.40
Total	10,919,375			8,070,021

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

The assumptions used to value stock option grants for the three months and six months ended September 30, 2008 and 2007, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.01% - 2.90%	4.14% - 5.02%	2.01% - 3.33%	4.14% - 5.05%
Expected life of option	3.5 years	3 years	3.5 years	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%	0%
Assumed volatility	88% - 91%	90% - 101%	87% - 98%	90% - 101%
Expected forfeitures	10%	10%	10%	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Selling, general and administrative	$247,740	$270,715	$935,739	$931,204
Research and development	232,349	143,355	863,913	519,432
Total stock compensation expense	$480,089	$414,070	$1,799,652	$1,450,636

Components of stock compensation expense:
Compensation expense related to RSUs	$150,225	$148,496	$466,970	$459,097
Compensation expense related to stock options	329,864	265,574	1,332,682	991,539
Total stock compensation expense	$480,089	$414,070	$1,799,652	$1,450,636

As of September 30, 2008, there was approximately $1,657,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 9.  Subsequent Event

On October 1, 2008, we received our initial draw-down on the MassDev loan of approximately $3.5 million.

On October 15, 2008, we sold 8,700,000 units of the Company at a purchase price of $0.91 per unit for a total of approximately $7.2 million, net of expenses.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $1.20 per share, for a total of 8,700,000 warrants.  The warrants become exercisable six months and one day after their issuance, and expire five and one half years after their issuance.  The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with an effective registration statement on Form S-3 previously filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

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

•                  Inverter Sales

We recognize revenue in accordance with accounting principles generally accepted in the United States of America.  Generally, revenue is recognized on transfer of title, typically when products are shipped and all related costs are estimable.  For sales to distributors, we make an adjustment to defer revenue until our products are subsequently sold by distributors to their customers.

•                  Government Contract Revenue Recognized on the Percentage-of-Completion Method

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

Fixed Assets

Fixed assets are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. Repair and maintenance costs are expensed as incurred.  Capital assets are classified as “Construction in Progress” (CIP) when initially acquired, and reclassified to the appropriate asset account when placed into service. Depreciation expense is not recorded on assets not yet placed into service. Materials purchased to build flywheels for use in company-owned frequency regulation facilities are classified as CIP, along with the related labor and overhead costs.  No overhead is generally applied for other internally-constructed projects not directly related to our core business (e.g., leasehold improvements.)

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

Our market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Organization (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnect) and Texas (ERCOT). In addition, per its updated schedule, Midwest Independent Transmission System Operator, Inc. (Midwest ISO or MISO) is expected to begin operating its open-bid ancillary services market for frequency regulation before the end of January 2009. We have been proactive in this emerging market and have added it to our initial target markets.  Because ERCOT is not regulated by FERC, we are not able to encourage beneficial market rule changes in ERCOT by leveraging FERC Order 890.  This limitation will likely slow our entry into the ERCOT market.

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

In North America, the frequency regulation market in areas that were accessible via open-bid auction mechanisms was valued at approximately $800 million in 2007.  Before the end of January, 2009 (by which time Midwest ISO’s regulation market is expected to be in operation) the addressable annualized open-bid regulation market is expected to exceed $1 billion per year.  Based on global electricity production, we believe that the worldwide frequency regulation market is several times this amount. Significant growth in the US open-bid market is expected due to a combination of factors, including:

•                  Greater use of renewable energy sources – especially wind generation and solar

•                  Anticipated expansion of the open-bid market method to additional regions, such as the Midwest ISO

•                  Increased demand for electricity

•                  Increased fossil fuel prices

•                  Government and market forces aimed at reducing carbon dioxide emissions.

Under the open-bid market, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been scheduled to provide service.

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

During the third quarter of 2008, we exercised an option to purchase approximately seven acres of land at a site in Stephentown, New York. This site is served by two transmission companies: National Grid and New York State Electric and Gas (NYSEG). National Grid owns a 115 KVA transmission line that abuts the site, and NYSEG owns a substation that also abuts the site. Our interconnection request for a 20 MW plant includes National Grid as the transmission provider. We also submitted a separate interconnection application for a 1 MW facility with NYSEG that would connect directly to its substation. On October 10, 2008, we executed with NESEG a standardized contract for interconnection of new distributed generation units with a capacity of 2 MW or less connected in parallel with utility distributions systems.  Pending finalization of certain engineering details with NYSEG and application and receipt of a building permit for a 1 MW resource from the town of Stephentown, we will have the right to build and operate a 1 MW resource connected to the NYSEG substation.

On July 17, 2008, we received a land-use permit we had requested from the town of Stephentown, New York. Pending approval of our active interconnection request to NYISO and any other implementation requirements of the NYISO, a possible location for our first 20 megawatt frequency regulation plant will be in Stephentown.  We are aggressively pursuing completion of the required interconnection processes for the Stephentown plant. This includes completion by NYISO of a System Impact Study, currently underway, the purpose of which is to ensure that our plant can safely interface with the grid, and to identify any utility upgrades or other equipment that may be needed before operation of the plant can be approved.

Our application to the DOE for a loan guarantee identifies Stephentown, New York, as the planned location for our first 20 MW plant. The satisfactory completion of NYISO’s System Impact Study and clear resolution of Market Rule issues (described below) that affect our ability to enter and operate in the NYISO market could impact the timing or success of our DOE loan guarantee application. Lengthy delays or negative outcomes in any of the factors identified above could potentially require us to select another location for our first 20 MW plant. While we are working to bring matters related to the 20 MW plant in Stephentown to the earliest possible successful conclusion, we also are actively developing alternate plant sites in multiple ISOs as a hedge against these location-based risks.

Due to uncertainty and volatility in the equity markets, we are modifying our business plan to ensure sufficient cash reserves into the first quarter of 2009.  This will result in a reduction in the number of megawatts we will deploy in New England ISO by the end of 2008 to three megawatts (MW).  We now expect a delay in deploying the additional two megawatts from the fourth quarter of 2008 to the first quarter of 2009.  In volume production, we expect a 20 MW facility to cost approximately $25 million, while the first 20 MW plant will cost approximately twice that amount.  In 2009 our business plan is to deploy our first 20MW plant; however the number of megawatts we will be able to deploy is dependent on obtaining sufficient funding for these capital outlays. We expect to fund the construction of our first 20 MW plant from a combination of debt and equity. Our ability to obtain sufficient funding will pace our ability to produce flywheel systems and deploy them. In 2010 and 2011, we will continue to have capital needs that will require additional equity and debt to fund the ongoing deployment of frequency regulation facilities.

In addition to obtaining sufficient funding, our deployment schedule is conditional upon the following additional factors and activities:

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

•                  Market rules and participation:

•                  To participate in and be paid for regulation services in our target markets, certain conditions must be met. The technology must be demonstrated and accepted by the Independent System Operators (ISOs). We accomplished this through our successful demonstration projects in California and New York.  Prior to plant construction, we must also file an interconnection application with the ISO.  Our interconnect application for the Stephentown NY site was filed at the end of 2007.  New York ISO is currently in the process of completing a System Impact Study for our 20 MW plant.  The purpose of the impact study is to ensure the seamless integration of our plant to the grid.  Following the completion of this study we expect to be granted an interconnection agreement. In ISO New England we have received approval to interconnect one MW in Tyngsboro to the grid and to start receiving revenue on November 18, 2008.  We are in the process of obtaining interconnection approval for up to an additional four MWs in New England.

•                  We must become a member of each ISO and confirm that market rules specific to each ISO are compatible with our technology.  We have been a member of the PJM Interconnection since 2004 and we have found no restrictions to market participation there.  More recently, we have been accepted as a member of ISO New England and approved as a member of New York ISO.

•                  The need to conform some market rules to be compatible with our technology within our target markets is requiring more time to complete than we had previously thought. In some cases market rule changes are needed which also require time to complete.  Some ISOs (other than PJM) have not yet fully updated their market rules to comply with the Federal Energy Regulatory Commission’s 2007 mandate that non-generation resources (such as ours) be allowed equal access to enter the market for regulation services.  It is believed that these ISOs will require a number of months to come into compliance, and we have committed adequate resources to accelerate the process.

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

These FERC regulatory proceedings are ongoing. The current status of each ISO market is as follows:

•                  Midwest ISO is in the process of implementing a new Ancillary Services Market (ASM) to meet its compliance requirements with Order 890. We are actively engaged with MISO in the development of this market. This new ASM is in a testing phase of implementation. Testing has identified areas that need further work before implementation can be achieved, which has changed the target implementation date from September 9, 2008 to January 6, 2009.  Our analysis of MISO’s ASM tariff disclosed features that would have increased our costs and/or decreased revenues in what we believe would be a discriminatory manner. In response to our FERC filing to draw attention to these issues, on February 25, 2008, FERC issued its decision with respect to MISO’s ASM tariff.  FERC responded positively to the issues we raised in our Initial and Reply Comments.  Specifically, FERC mandated that the Midwest ISO remove barriers preventing new technologies from participating in the regulation market. FERC commented: “We require the Midwest ISO to evaluate, through stakeholder discussions (we consider discussions between the Midwest ISO and Beacon Power to be the most appropriate venue for determining whether new technologies qualify as generation resources) adjustments to operating requirements and ASM procedures that will remove barriers to comparable treatment of DRRs (Demand Response Resources) and new technologies in the regulating reserve markets and to provide a report on its efforts to incorporate these resources into its markets within 60 days of the date of this order.  We also require the Midwest ISO to submit revised tariff sheets, if adjustments are proposed, in a compliance filing to be submitted concurrently with the 60-day informational filing.”   After working in good faith with Beacon for that period, on April 25, 2008, MISO fully complied with FERC’s 60-day directives by filing a request for an entirely new regulation resource category specifically designed for Stored Energy Resources (“SER”), including our flywheel technology, to take effect on June 1, 2009. This is the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources and it contains features that are expected to maximize our revenues in the MISO market.  This tariff request is currently under review at FERC.  Given the landmark nature of this specific proposed tariff and its potential to facilitate our market entry and profitable operation, we intend to pursue the creation of similar stored energy tariffs applicable to the provision of frequency regulation services in all of our open-bid markets.

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

•                  NYISO postponed submitting a new tariff and market rules to allow non-generation resources and instead stated that we can qualify under the existing tariff as a generator. While we can enter the market within the generator category, we believe this category might expose us to unwarranted costs and potentially reduce our revenues.  In its November 19, 2007, response to our comments to NYISO’s Order 890 Compliance Filing, NYISO noted that: “The NYISO is currently working with Beacon to ensure that software and metering arrangements are in place to support its participation in the markets as a generator when its facility actually comes on line, which is expected to occur sometime in 2008. There is, however, no tariff obstacle to Beacon’s provision of regulation service.” Our regulatory focus includes working with NYISO to remedy certain limitations we see within the generator category. We continued to seek recourse through FERC in an effort to accelerate NYISO to remedy its limitations to market participation with respect to qualifying under the generator category. On May 23, 2008 FERC mandated that NYISO work with us to integrate energy storage technologies into its regulation market and required NYISO to file quarterly reports on its progress in this regard.  In July, the NYISO presented to its market stakeholders new regulation market rules for energy storage resources.  These new rules recognize the unique operating characteristics of our technology and remedy the limitations in the current generator market.  These rules are currently under review and development by the market stakeholders.  In addition, software changes to NYISO operations and settlement system are required to implement these new market rules.  A line item was included in NYISO’s proposed 2009 budget to cover the implementation of the required software changes in the second quarter of 2009.  The budget was approved by NYISO’s Management Committee on October 29, 2008 and is expected to be approved by NYISO’s Board of Directors in November 2009.  In addition to market rules, participating in NYISO’s Regulation market requires a change in the Northeast Power Coordinating Council’s (NPCC) reliability rules.  Currently NPCC requires Regulating Reserves to be able to produce one hour of continuous energy.  On September 29th NPCC’s Task Force on Coordination of Operations proposed to remove this requirement from resources providing Regulation.  This change is now being vetted by the entire NPCC body and if approved will remove the last remaining barrier to our participation in NYISO.  We are actively participating in the NPCC rule change process.  We continue to work closely with the NYISO and its market stakeholders to fuller open the regulation market to energy storage technologies on a non-discriminatory basis and we anticipate that new market rules will be in place by the end of the 2nd quarter of 2009.

•                  ISO-NE modified its tariff language, but stated that it needed to make changes to market rules in order to fully comply with Order 890. Since acknowledging the need for market changes, ISO-NE has worked with us to ensure that these modifications recognize the unique operating characteristics of our technology and remedy the limitations in the current market. On March 11, 2008, ISO-NE announced its plan to create a 13 MW Alternative Technologies Regulation Pilot program to comply with Order 890.  The pilot program is designed to begin in November 2008 and run for approximately 18 months until new permanent market rules for energy storage technologies are implemented. The purpose of the Alternative Technologies Regulation Pilot program will be to evaluate the performance of new technologies like ours that are unable to participate in ISO-NE’s current regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules.  On July 15, 2008 the NEPOOL Markets Committee unanimously voted to support the creation of the pilot program.  On August 1, 2008, the pilot program was unanimously approved by the Northeast Power Pool (NEPOOL) Participants Committee.  On August 5, 2008, ISO-NE and NEPOOL jointly submitted to FERC new market rules for establishing an alternative technologies pilot program that would include flywheel energy storage.  On September

15, 2008 FERC approved the pilot program.  Furthermore, on October 27, 2008 FERC mandated that in order to comply with Order 890 ISO-NE must implement permanent market rule revisions that result from the pilot program and file quarterly reports on its progress. We intend to participate in this pilot program and expect to generate revenues under this program as early as November 2008.

•                  CAISO submitted an Order 890 compliance filing on June 16, 2008 which modified its tariff to allow bids for regulation by non-generation resources that are capable of providing the service and that meet applicable Ancillary Service standards and technical requirements.  In addition, in May 2008 the CAISO initiated a project and stakeholder process to develop the technical and operational requirements for integrating storage technologies into its system and consider the extent to which additional tariff revisions may be appropriate to enhance their participation in the CAISO’s markets.  It is our understanding that CAISO is planning to issue a draft policy proposal by the end of 2008 on the market-rule changes that would be needed to fully accommodate energy storage in its ancillary service markets.  In addition CAISO has formed a working group that is studying the creation of a new Fast Regulation service which would pay a premium for fast responding technologies such as ours.

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

We completed the move to the Tyngsboro facility in January 2008, and we have completed the first phase build-out of our manufacturing facility. We now have a facility capable of producing up to 600 flywheels per year, which will be ramped up to commence all aspects of production once the development of all components is complete.  We have a second phase manufacturing build-out planned which will increase annual manufacturing capacity to more than 1,000 flywheels.  We expect to have three MW of frequency regulation services being provided to ISO-NE by the end of 2008. One megawatt of this capacity is within our current facility and the additional two MW will be outside and adjacent to our facility. We are in the process of modifying our existing lease to include consent to operate a total of five MW of frequency regulation outside the building.  We anticipate having the landlord’s consent to the units outside the building by the end of 2008.

Because our business model is based on being a service provider that owns and operates plants and equipment as opposed to selling equipment, we will need to obtain significant additional funding to further expand our manufacturing capacity, procure the components and ancillary equipment needed to manufacture our flywheel systems and construct our frequency regulation facilities.  We expect to raise additional capital in 2009 through the sale of our stock.  In the future, we will need to raise additional capital either from project financing or additional equity transactions in order to build additional regulation facilities.

As our business develops, we may from time to time evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

From inception through September 30, 2008, we have incurred losses of approximately $179.7 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing and assembly capacity.

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

In 2007, we completed all but one of our existing contracts.  In April 2008 we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development (R&D) project sponsored by the California Energy Commission.  We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. In addition to the California Energy Commission, which is funding the project, other leading stakeholders include Southern California Edison and the California ISO.  The flywheel system will be installed in Tehachapi, California, a high-potential wind resource area where, according to a report from the California ISO, up to 4,200 megawatts of wind power may be added in the coming years.  Our flywheel energy storage systems may also have the potential to address shortages in transmission line capacity, which this wind power integration project is intended to prove.  The primary goal of the project is to demonstrate that advanced control technology with energy storage can help expand the delivery of renewable wind energy by effectively increasing the capacity of constrained transmission facilities in the Tehachapi area.  This project supports California’s goal to upgrade and expand its electricity transmission and distribution infrastructure per the state’s Energy Action Plan of 2003.  We recorded a charge of approximately $87,000 during the second quarter of 2008 to reflect the expected “cost share” portion of the Tehachapi contract.

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

Results of Operations

Comparison of Three Months ended September 30, 2008 and 2007

	Three months ended September 30,
	2008	2007	$ Change	% Change
	(in thousands)
Revenue	$4	$373	$(369)	99%
Cost of goods sold	6	352	346	98%
Gross margin	(2)	21	(23)	110%
Selling, general and administrative	1,805	1,388	(417)	30%
Research and development	3,535	1,978	(1,557)	79%
Loss on sales and contract commitments	—	(434)	(434)	100%
Depreciation and amortization	334	43	(291)	677%
Casualty loss (recovery)	—	(9)	(9)	100%
Interest and other income, net	55	131	(76)	58%
Net loss	$(5,621)	$(2,814)	$(2,807)	100%

Comparison of Nine Months ended September 30, 2008 and 2007

	Nine months ended September 30,
	2008	2007	$ Change	% Change
	(in thousands)
Revenue	$53	$1,215	$(1,162)	96%
Cost of goods sold	10	1,163	1,153	99%
Gross margin	43	52	(9)	17%
Selling, general and administrative	6,109	4,352	(1,757)	40%
Research and development	9,571	5,462	(4,109)	75%
Loss on contract commitments	87	(434)	(521)	120%
Depreciation and amortization	927	99	(828)	836%
Casualty loss (recovery)	—	(69)	(69)	100%
Interest and other income, net	311	388	(77)	20%
Net loss	$(16,340)	$(8,970)	$(7,370)	82%

Revenue

The following table provides details of our revenues for the three and nine months ended September 30, 2008 and 2007:

	Percent	Three months ended September 30,		Nine months ended September 30,		Cumulative Contract Value Earned as	Total Contract
	Complete	2008	2007	2008	2007	of 2008	Value
		(dollars in thousands)
CEC	100%	$—	$1	$—	$65	$1,233	$1,233
NYSERDA PON 846	100%	—	—	—	67	646	646
NYSERDA PON 800	83%	—	—	1	(1)	52	63
Air Force Research Laboratory	100%	—	41	—	477	750	750
Sandia DOE Earmark	100%	—	310	—	557	752	752
Tehachapi	4%	5	—	9	—	9	250
Total Contract Revenue		$5	$352	$10	$1,165	$3,442	$3,694
M5 and accessories		(1)	21	43	50	—	—
Total		$4	$373	$53	$1,215	$3,442	$3,694

In the three months ended September 30, 2008, we focused on preparations to begin commercial production of our flywheel energy storage systems, and only recorded minimal revenue from flywheel-related research and development contracts.  In the same period for 2007, we recorded revenue from flywheel-related research and development contracts calculated using the percentage of completion method of approximately $352,000, most of which related to the Sandia contract. Revenue recorded from the sale of inverters and related products was approximately ($1,000) during the third quarter of 2008, as compared to approximately $21,000 during the same period of 2007.  During the nine months ended September 30, 2008, we recorded approximately $10,000 of revenue from contract activities, compared to approximately $1,165,000 during the same period of 2007.  The reduction in contract revenue was due to the completion of our larger contracts as of the end of fiscal 2007.  Inverter revenue was approximately $43,000 during the first nine months of 2008, versus approximately $50,000 during the same period in 2007.

Cost of Goods Sold

Cost of goods sold was approximately $6,000 during the third quarter of 2008, compared to approximately $352,000 during the third quarter of 2007, and approximately $10,000 compared to approximately $1,163,000 for the nine months ended September 30, 2008 and 2007, respectively.  Cost of goods sold includes primarily costs incurred in performance of our research and development contracts calculated using the percentage of completion method.  The reductions in cost of goods sold are consistent with and for the same reasons as the fluctuations in revenue.

Selling, General and Administrative Expense

	Three months ended September 30,	Nine months ended September 30,
	(in thousands)
Period Ended September 30, 2007	$1,388	$4,352
Increases (decreases):
Salaries and benefits	175	619
Legal and professional	80	587
Subcontractors and consultants	(46)	292
Allocation of overhead to contracts	176	176
Materials and office expenses	1	56
Audit fees	(5)	21
Taxes	4	20
Facility costs and utilities	(12)	20
Travel	12	19
Dues and subscriptions	1	18
Other	3	18
Reduction of bad debt reserve	4	16
Advertising and Trade shows	7	8
Stock compensation expense	(23)	5
Hiring costs	12	(14)
Public company expenses	28	(104)
Period Ended September 30, 2008	$1,805	$6,109

 Selling, general and administrative expenses totaled approximately $1,805,000 and $1,388,000 for the three months ended September 30, 2008 and 2007, respectively. The increase of approximately $417,000 or 30% was primarily the result of higher salaries and benefits due to additional staffing of approximately $175,000, higher legal and professional fees of approximately $80,000 related primarily to regulatory efforts our efforts to work with the ISOs to modify their market rules as well as costs related to raising funds, and lower overhead costs allocated to contracts of approximately $176,000 (the Sandia contract completed in late 2007 allowed us to charge a portion of our Sales, General and Administrative overhead costs to the contract).  These and other smaller cost increases were slightly offset by a lower use of subcontractors and consultants of approximately $46,000  We expect our selling, general and administrative expenses for the remainder of 2008 to be somewhat higher than for 2007 due primarily to increases in staffing needed to support our transition to a production facility, increased marketing and sales expenses associated with flywheel products and increased efforts to work with the ISOs to modify market rules and fund-raising efforts.

For the nine months ended September 30, 2008 and 2007, selling, general and administrative expenses increased from approximately $4,352,000 to $6,109,000, an increase of approximately $1,757,000, or 40%.  The largest increases were in salaries and benefits of approximately $619,000, legal and professional fees of approximately $587,000, and subcontractors and consultants of approximately $292,000, and a reduction in overhead allocated to contracts of approximately $176,000.  These increases for the nine months were for the same reasons as noted for the third quarter.  These increases were offset by a reduction in public company expenses of approximately $104,000 during the nine month period.

Research and Development Expense

	Three months ended September 30,	Nine months ended September 30,
	(in thousands)
Period Ended September 30, 2007	$1,978	$5,462
Increases (decreases):
Legal	889	1,383
Allocation of overhead to contracts	(220)	851
Salaries and benefits	242	828
Facility costs	31	403
Expense materials	445	403
Stock compensation expense	89	344
Other	9	62
Repairs and Maintenance	21	19
Outside testing	6	17
Software maintenance	(6)	16
Travel	(7)	2
Hiring costs	29	(31)
Consultants and subcontractors	29	(188)
Period Ended September 30, 2008	$3,535	$9,571

For the three months ended September 30, 2008, research and development expense increased by approximately $1,557,000 or 79%, in comparison to the third quarter of 2007.  This increase is primarily due to increased legal costs of approximately $889,000 most of which relates to the Arete lawsuit and development of new patents; increased headcount-related expenses resulting from hiring of engineering and support staff to support our flywheel development and move to production of approximately $242,000; increased expense material costs of approximately $445,000 related to tooling and other costs related to supplier development, increased facility costs due to our larger facility of approximately $31,000; increased stock compensation expense of approximately $89,000, and various other costs net to an increase of approximately $81,000. These increases were offset by higher allocation of overheads to contracts of approximately $220,000.  Although critical testing of the Smart Energy 25 flywheel is complete, we continue to perform various operational tests and other development work aimed at achieving manufacturing cost reductions.

Research and development expenses for the first nine months of 2008 increased from approximately $5,462,000 in 2007 to approximately $9,571,000 in 2008, an increase of $4,109,000 or 75%.  Approximately 34% of the increase, $1,383,000, is due increased legal costs primarily related to the Arete lawsuit.  Approximately 21% of the increase, $851,000, relates to a reduction in the overhead allocated to our government contracts, as those contracts were mostly completed during 2007.  Other large increases were as follows:  approximately $828,000 due to increased headcount-related expenses as we ramp up to begin commercial production activities, approximately $403,000 increase in facility costs related to our larger facility, approximately $403,000 in higher expense material costs related to tooling and other costs of developing new suppliers, approximately $344,000 stock compensation expense primarily related to new hire option grants and other miscellaneous increases of approximately $116,000.  Increases were offset by reductions in hiring costs of approximately $31,000 due to a reduction in the use of outside agencies and a reduction in the use of consultants by approximately $188,000.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  We recorded contract commitment losses on our research and development contracts in 2005 and 2006, which we reduced in 2007 as we completed all but one contract for amounts which were less than previously estimated.  During the second quarter of 2008, we recorded an additional contract loss for the required cost-share portion of the Tehachapi contract which was awarded in April 2008. No other loss reserve adjustments were considered necessary during the quarter ended September 30, 2008.

Depreciation and Amortization

Depreciation expense increased from approximately $43,000 during the quarter ended September 30, 2007 to approximately $334,000 for the same period in 2008, an increase of approximately $291,000, or 677%.  Similarly, for the nine month periods ended September 30, 2008 and 2007, depreciation increased by approximately $828,000, or 836%.  For both the three and nine month periods, the increases are primarily due to capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro as well as the purchase of machinery and equipment required to begin commercial production.  As of September 30, 2008, we had approximately $8.5 million in “construction in progress”, of which approximately $3.0 million are materials to build flywheels and approximately $5.0 million are costs related to the construction of frequency regulation facilities.  We expect depreciation expense to continue to increase during 2008 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income/(Expense), net

Average cash balances during the third quarter of 2008 were lower than during the same periods in 2007, as were interest rates, resulting in a reduction of interest income of approximately $76,000, or 58%, due to lower interest rates, over the equivalent period last year. For the nine months period ended September 30, 2008, interest and other income (expense) was approximately $311,000, as compared to approximately $388,000 for the same period in 2007.  This represents a reduction of approximately $77,000 or 20% over the prior year.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended September 30, 2008 was approximately $5,621,000 which compares to a net loss during the same period in 2007 of approximately $2,814,000, an increase in net loss of approximately $2,807,000 or 100%.  For the nine month period ended September 30, 2008 and 2007, the net losses were approximately $16,340,000 and $8,970,000 respectively, which represents an increase in net loss of approximately $7,370,000 or 82%.

Liquidity and Capital Resources

	Nine months ended September 30,
	2008	2007
	(in thousands)
Cash and cash equivalents	$10,578	$14,194
Working capital	6,463	12,749
Cash provided by (used in)
Operating activities	(9,949)	(7,916)
Investing activities	(9,964)	(2,760)
Financing activities	74	19,619
Net decrease in cash and cash equivalents	$(19,839)	$8,943
Current ratio	2.0	4.7

 Our cash requirements depend on many factors including, but not limited to, cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as general and administrative expenses.  Since we are still in the development stage and have not yet begun our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. In previous years, we took significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by significantly reducing headcount, development spending and capital expenditures.  However, as we begin commercial activity aimed at revenue generation late in the fourth quarter of 2008, we have begun to increase our headcount, and have spent additional funds on production materials, capital equipment, market analyses and the pursuit of regulatory relief to modify market rules in a way that ensures our ability to enter markets on a timely basis and profitably compete.  We expect to require significant cash resources during 2009 through 2011 and as we increase capacity to manufacture our Smart Energy 25 flywheels and build frequency regulation facilities.

Due to uncertainty and volatility in the equity markets, we are modifying our business plan to ensure sufficient cash reserves into the first quarter of 2009.  This will result in a reduction in the number of megawatts we will deploy in New England ISO by the end of 2008 to three megawatts (MW).  We now expect a delay in deploying the additional two megawatts from the fourth quarter of 2008 to the first quarter of 2009.  In volume production, we expect a 20 MW facility to cost approximately $25 million, while the first 20 MW plant will cost approximately twice that amount. In 2009 our business plan is to deploy our first 20MW plant; however the number of megawatts we will be able to deploy is dependent on obtaining sufficient funding for these capital outlays. We expect to fund the construction of our first 20 MW plant from a combination of debt and equity. Our ability to obtain sufficient funding will pace our ability to produce flywheel systems and deploy them. In 2010 and 2011, we will continue to have capital needs that will require additional equity and debt to fund the ongoing deployment of frequency regulation facilities.

We must raise additional equity and/or project financing to execute our business plan.  Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we have sufficient cash to fund operations into the first quarter of 2009. We need to obtain additional cash during 2009 to 2011 to fund:

•                  Our continuation as a going concern

•                  The ramp up of our manufacturing and assembly capacity

•                  The build-out of facilities to provide frequency regulation services to the electricity grid

•                  Regulatory matters

•                  Working capital requirements; and

•                  The identification and development of new business opportunities.

In order to implement our business plan to build, operate and receive fees for frequency regulation services and have sufficient working capital to continue to execute our business plan through 2009, we will need to raise funds through a combination of equity and debt during 2009.  Also, to achieve our long-term deployment plan for additional frequency regulation facilities, we will need additional sources of project finance and equity.

Operating Activities

Net cash used in operating activities was approximately $9,949,000 and $7,916,000 for the nine months ended September 30, 2008 and 2007, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the nine months ending September 30, 2008, we had a net loss of approximately $16,340,000.  Adjustments to reconcile net loss to cash flow in 2008 include non-cash stock compensation of approximately $1,800,000, depreciation and amortization of approximately $927,000, a net reduction in deferred rent of approximately $112,000 and cash received from the landlord to offset the cost of leasehold improvements of $1,430,000. Changes in operating assets and liabilities provided approximately $2,122,000 of cash.

During the same period in 2007, we had a net loss of approximately $8,970,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $1,451,000, depreciation and amortization of approximately $99,000, a net reduction in the asset impairment reserve of approximately $1,000 and changes in operating assets and liabilities of approximately $425,000 offset by deferred rent of approximately $611,000, a gain on the sale of fixed assets of approximately $1,000 and facility-related cash payments charged against restructuring reserves of approximately $310,000.

Investing Activities

Net cash used in investing activities was approximately $9,964,000 and $2,760,000 for the nine months ending September 30, 2008 and 2007, respectively.  The principal use of cash in 2008 was the purchase of property and equipment in the amount of approximately $10,138,000, primarily for the renovation of the Tyngsboro property, materials, labor and overhead to build flywheels to be used in our frequency regulation facilities, and costs to begin construction of such facilities.  These charges were partially offset by a reduction in restricted cash of approximately $174,000, related to the Wilmington lease that expired in 2007.  In 2007, the principal use of cash was the purchase of property and equipment in the amount of approximately $2,564,000, much of which related to the renovation of the Tyngsboro facility and an increase in restricted cash of approximately $200,000 related to the Tyngsboro property lease.  These were partially offset by the sale of property and equipment of approximately $4,000 in 2007.

Financing Activities

Net cash provided by financing activities was approximately $73,000 and $19,619,000 for the first nine months of 2008 and 2007, respectively.  In 2008, funds were provided by issuance of stock under our employee stock purchase plan of approximately $41,000, the exercise of employee stock options of approximately $15,000 and approximately $17,000 related to the reduction of costs previously accrued related to the sale of stock in 2007.  During the first nine months of 2007, we raised approximately $18,849,000 from the sale of stock from our shelf registration, approximately $717,000 from the reduction in lease payments in exchange for stock and warrants issued to the landlord, approximately $43,000 for the exercise of employee stock options and approximately $10,000 from the issuance of stock under our employee stock purchase plan.

We may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons or seek other strategic financing relationships that benefit our business.

Our commitments and contingencies at September 30, 2008 are as follows:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
September 30, 2008	$—	$11,148,235	$11,148,235
December 31, 2008	173,813		173,813
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
Thereafter	1,422,689		1,422,689
Total Commitments	$4,557,751	$11,148,235	$15,705,986

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At September 30, 2008, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts.  Also at September 30, 2008, we had approximately $1,383,000 of cash equivalents that were held in interest-bearing checking accounts, and approximately $9,285,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be some risk of loss, which we deem to be low.  The money market funds are invested primarily in government funds, such as Treasury Bills.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) promulgated under the Securities Exchange Act of 1934, were effective on September 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal control over financial reporting, as that term is defined in Exchange Act rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework in internal control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on that date.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report on Form 10-K which was filed with the SEC on March 17, 2008.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

On October 9, 2007, Arete Power, Inc. filed a complaint against us claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled “Axially Free Flywheel System.”  On November 30, 2007, we filed an Answer denying infringement and a Counterclaim seeking a declaratory judgment that the ‘489 patent is invalid.  (Beacon’s counterclaim has since been amended to assert claims that the ‘489 patent should be declared unenforceable and not infringed by Beacon’s products).  At the same time, we filed a motion to transfer the lawsuit from the Northern District of California to the District of Massachusetts.  On February 22, 2008, the Court granted our motion to transfer the lawsuit to the District of Massachusetts.  The Initial Scheduling Conference was held in the District Court of Massachusetts on September 15, 2008.  Following this Scheduling Conference, the Court issued a Scheduling Order requiring non-expert discovery to be completed by May 15, 2009 and scheduling a Final Pretrial Conference for September 8, 2009.  We believe that this lawsuit is without merit and we plan to vigorously defend the Company against the lawsuit.

Item 1A.  Risk Factors

Except as noted below, there have not been any material changes during the quarter ended September 30, 2008 to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the SEC on March 17, 2008.

Reductions in energy prices may have a material impact on the pricing of frequency regulation services and therefore the profitability of our flywheel systems.

The market pricing for frequency regulation services tends to follow the pricing for energy, hence if the price of energy drops, frequency regulation prices could be adversely affected. Recent adverse developments in the U.S. and global financial markets and the resulting impact of those developments on the U.S. economy could result in a general reduction in economic activity and energy use in the United States for an indeterminate period of time. Prolonged reduction in energy use could lead to corresponding decreases in prices paid for frequency regulation. Such reductions in prices paid for regulation could have a materially adverse impact on our profitability.

Our ability to build plants on schedule and within budgeted cost estimates is dependent on our ability to identify, purchase and develop appropriate sites on which to build our plants. Failure to develop such sites in a timely and cost-effective manner could materially impact our profitability and business.

The activities required to identify, purchase and develop sites are complex and include, but are not limited to, completing engineering studies and ISO System Impact Studies, and applying for and obtaining environmental permits, building permits, occupancy permits, landlord approvals and other local, state and federal regulatory approvals. We have limited experience in these tasks. Should we fail to execute any of the tasks needed to develop appropriate plant sites in a timely and cost-effective manner, it could materially impact the pace of revenue creation and profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On August 7, 2008, we held our annual meeting of shareholders.  At this meeting, stockholders voted on two matters:  (1) to elect directors for a term of one year and (2) to ratify the selection of Miller Wachman LLP as the Corporation’s independent auditors for 2008.  The result of the votes was as follows:

Matter voted upon:

	Votes For	Votes Withheld
1. Election of Directors for a one-year term:

F. William Capp	69,395,222	1,426,069
Stephen P. Adik	69,524,768	1,296,523
Daniel E. Kletter	69,439,273	1,382,018
Virgil G. Rose	69,428,675	1,392,616
Jack P. Smith	69,533,666	1,287,625
Edward A. Weihman	69,458,713	1,362,578

	Votes For:	Votes Against	Votes Withheld
2. Ratification of the selection of Miller Wachman LLP as the Corporation’s independent auditors for 2008.	70,121,956	261,640	437,695

The total shares outstanding and eligible to vote as of the record date of June 16, 2008, were 88,305,731 shares.  Proxies representing 70,821,291 shares or 80.2 percent of the eligible voting shares were received and tabulated.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(5)	Amended and Restated Bylaws, as amended.

3.5	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Form of specimen stock certificate.

10.1	(4)	Promissory Note dated June 30, 2008 issued by Beacon Power Corporation to Massachusetts Development Finance Agency.

10.2	(4)	Security Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Form 10-K filed on March 17, 2008 (File No. 000-31973).

(2)	Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(3)	Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).

(4)	Incorporated by reference from the Form 8-K filed on July 7, 2008 (File No. 000-31973).

(5)	Incorporated by reference from the Form 8-K filed on October 1, 1007 (File No. 000-31973).

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date:	November 10, 2008	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	November 10, 2008	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer