Form 10-K
period 2008-12-31
BEACON POWER CORP
filed 2009-03-16
CIK 1103345

Use these links to rapidly review the document
Table of Contents
Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2008 the market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $181,375,661. In determining the market value of non-affiliated voting stock, shares of the registrant's common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant's voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 10, 2009 was 109,571,910.

DOCUMENTS INCORPORATED BY REFERENCE

          The Exhibit Index (Item No. 15) located on pages 110 through 113 incorporates several documents by reference as indicated therein. Portions of the definitive Proxy Statement for Beacon Power Corporation's Annual Meeting of Stockholders, to be filed no later than April 30, 2009 for the year ended December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

i

Note Regarding Forward Looking Statements:

        This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Beacon Power Corporation's current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Beacon Power Corporation's expectation. These factors include: a short operating history; a history of losses and anticipated continued losses from operations; a need to raise additional capital combined with a questionable ability to do so, especially in view of the current situation in the financial markets and the evolving global economic crisis; the complexity and other challenges of arranging project financing and resources for one or more frequency regulation power plants, including uncertainty about whether we will be successful in obtaining DOE loan guarantee support for our New York facility; conditions in target markets, including the fact that some ISOs have been slow to comply with the FERC's requirement to update market rules to include new technology such as ours; our ability to obtain site interconnection approval, landlord approvals, or other zoning and construction approvals in a timely manner; limited experience manufacturing commercial products or supplying frequency regulation services on a commercial basis; limited commercial contracts for sales to date; the dependence of revenues on the achievement of product optimization, manufacturing and commercialization milestones; the uncertainty of the political and economic climate, and the different electrical grid characteristics and requirements of any foreign countries into which we hope to sell or operate, including the uncertainty of enforcing contracts, the different market structures, and the potential substantial fluctuation in currency exchange rates in those countries; dependence on third-party suppliers; intense competition from companies with greater financial resources, especially from companies that are already in the frequency regulation market; possible government regulation that would impede the ability to market products or services or affect market size; possible product liability claims and the negative publicity which could result; any failure to protect intellectual property, or any possible infringement of third party patents; retaining key executives and the possible need in the future to hire and retain key executives; the historical volatility of our stock price, as well as the volatility of the stock price of other companies in the energy sector, especially in view of the current situation in the equity and debt financial markets. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to a number of factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. Beacon Power Corporation expressly does not undertake any duty to update forward-looking statements.

 PART I

Item 1.    Business

Overview

        Beacon Power Corporation and its subsidiaries (collectively "Beacon," "the Company," "we," "our" or "us") designs, develops and is taking steps to commercialize advanced products and services to support more stable, reliable and efficient electricity grid operation. For more than five years, our primary business strategy has been to commercialize our patented flywheel energy storage technology to perform frequency regulation services on the grid. Our Smart Energy Matrix™, which is now being produced and which is now operational with the Independent System Operator for New England (ISO-NE) as part of its Alternative Technologies Regulation Pilot Program, is a non-polluting, megawatt-level, utility-grade flywheel-based energy storage system that provides sustainable frequency regulation services. We believe that our sustainable energy storage and power conversion solutions can help provide reliable electric power for the utility, renewable energy, and distributed generation markets. We were incorporated in Delaware on May 8, 1997. Because we have not yet generated substantial commercial revenue from our expected principal operations which will be to provide frequency regulation services, we are accounted for as a development stage company under Statement of Financial Accounting Standards No. 7. We maintain our principal offices, research and development laboratory and manufacturing facility at 65 Middlesex Road, Tyngsboro, MA 01879. Our telephone number is 978-694-9121.

        The focus of our research and development has been to establish commercially-viable flywheel-based energy storage technologies that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. Initially, we expect to generate revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America. We believe that as we expand our production capabilities we can become a provider of frequency regulation services to grid operators on a global basis. In addition we believe that as the commercialization of our technologies continues, we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities.

        Our market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); Midwest ISO (MISO) and Texas (ERCOT). Because ERCOT is not regulated by FERC, we are not able to encourage beneficial market rule changes there by leveraging Federal Energy Regulatory Commission (FERC) Order 890, which was intended to promote greater competition in electricity markets, in part by allowing non-generative resources such as ours the ability to bid and sell into frequency regulation markets. As a result, we are focusing on the other open bid markets first and will begin to work on entry into ERCOT once we are operating in the other markets.

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

The Frequency Regulation Market

        Levels of power supply and demand on the power grid change from second to second and minute to minute. The need to balance electricity supply and demand on the grid requires a special service to maintain stable power frequency. This service is called frequency regulation. Deviations from nominal grid frequency can have a negative impact on the operability of devices that obtain power from the grid. In North America, grid frequency is maintained at 60 cycles per second (Hertz, or Hz). In Europe and other parts of the world, the same requirement exists for balancing power supply and demand on the grid, but at a frequency of 50 Hz. In North America, the effectiveness of maintaining grid frequency is measured by performance standards provided by the North American Energy Reliability Council (NERC). Financial penalties can be imposed on grid operators when performance standards fall below levels deemed acceptable. Similar standard-setting entities for frequency regulation exist in most other parts of the world.

        In North America, the frequency regulation market in areas that are accessible via open-bid auction mechanisms was valued at approximately $745 million in 2008 (and is estimated at the same level for 2009), exclusive of Midwest ISO whose open bid regulation market began in January 2009 and exclusive of ERCOT whose market is mostly structured via bilateral contracts rather than via open-bid auction. Adding MISO to the 2009 estimate of North American open-bid markets yields an estimated open-bid total of about $923 million, and adding ERCOT would increase the aggregate estimate of both open-bid and bilaterial markets to more than $1 billion for 2009.

        Continued growth in the US open-bid and international markets is expected due to a combination of factors, including:

  •
  Greater use of renewable energy sources—especially wind generation and solar

  •
  Increased demand for electricity

  •
  Increased operating costs for conventional generation

  •
  Government regulations and market forces aimed at reducing carbon dioxide emissions.

        Under an open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been scheduled to provide service, although each ISO may calculate payments based on formulas that yield different revenue results even with equivalent frequency regulation clearing prices.

        To participate in this regulatory-driven open-bid market, we expect to build, own and operate a number of frequency regulation installations known as Smart Energy Matrix™ systems designed to provide reliable and sustainable frequency regulation services for utility grids. Our primary business model is a sale-of-services model, similar to that of independent power producers who also build, own and operate their own power plants. Under this model, we will be bidding our services into multiple open-bid markets for regulation on a daily basis. Additionally, we may:

  •
  Participate in pilot programs to demonstrate our technology, such as the ISO-NE Alternative Energy Storage Pilot Program, under rules that may provide alternative bidding and payment plans than those provided by the permanent market rules

  •
  Sell Smart Energy Matrix™ systems on an equipment-sale basis in both the US and overseas markets

  •
  Become fractional owners of some plants as a means of accelerating cash flow during the early years of our commercial deployment

  •
  Enter into bi-lateral contracts with utilities that currently self-provide or purchase regulation services to satisfy their obligations to pay for or self-provide regulation services in their respective ISOs.

        Our Smart Energy 25 flywheels consist of the flywheels and the associated power electronics. A Smart Energy Matrix™ is an array of ten Smart Energy 25 flywheels that can provide 1 MW of energy storage. A frequency regulation installation includes one or more Smart Energy Matrices™, along with ancillary equipment and site work. The components of a frequency regulation installation are divided into three categories:

  •
  Non-fungible location-based costs which would not be economically viable for redeployment

  •
  Fungible location-based costs which would be economically viable for redeployment

  •
  Fungible flywheel and power electronics costs which would be economically viable for redeployment.

        A typical full-scale installation would have a capacity of 20 MW. With our sale of services model, installations that are 20 MW in size offer the advantage of being eligible to use fast-track interconnection regulations that allow this capacity (or smaller) to be potentially approved more quickly in accordance with streamlined regulatory rules than would apply with a capacity larger than 20 MW.

        To test the viability of our flywheel technologies for frequency regulation, we installed scale-power demonstration systems under contract by the California Energy Commission (CEC) and the New York State Energy Research and Development Authority (NYSERDA), in cooperation with the U.S. Department of Energy (DOE). The demonstration systems were scale-power prototypes of the Smart Energy Matrix™ system. The California and New York field trials were completed during 2007, earning positive evaluations from CEC, CAISO, NYSERDA and NYISO. As a result of the success of the pilot programs, we designed and are now building multi-megawatt Smart Energy Matrix™ systems.

        On November 18, 2008, we connected our first 1 MW Smart Energy Matrix™ to the electric grid in Tyngsboro, Massachusetts. The 1 MW system was installed under the ISO New England Alternative Technologies Pilot Program, which allows us to generate revenue for regulation services while ISO-NE and Beacon explore ways to optimize the beneficial impact of the technology and while ISO-NE develops permanent market rules that will govern the application of the technology. The pilot program and its revenue component will continue until such rules are in place. This process is expected to take approximately 18 months from the November 2008 start. The pilot program was approved by FERC as part of ISO New England's compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called "non-generation" resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis.

        As part of the process of modifying its market rules, ISO New England is working with us to optimize performance by adjusting the control signal sent from the ISO to our Smart Energy Matrix™. This "fine-tuning" by the ISO is intended to help maximize regulation effectiveness for the grid while providing fair and equitable regulation service payments to us and other energy storage-based providers of frequency regulation service. In contrast to, say, NYISO's single part payment model for regulation, ISO New England has a three-part payment model:

  1.
  Payment for the resource's MWs of capacity that are scheduled to perform regulation called "Time-On-Regulation".

  2.
  Payment based on the amount a resource is signaled to change its output called "Regulation Service" or "Mileage". Faster response resources receive higher mileage payments.

  3.
  Opportunity cost payments to compensate generators for lost revenue as a consequence of providing frequency regulation rather than conventional power generation.

        Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules for two reasons. First, under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost. Second, the current signal we are receiving from ISO-NE does not take full advantage of our speed of response and therefore our mileage payments are not as high as we expect them to be in the future. As discussed above, we are working with ISO-NE to convince them to adopt a regulation signal that will better utilize our technology's fast response capability in order to maximize benefits to the grid and payments for our regulation.

        Electricity costs for operating the 1 MW pilot Smart Energy Matrix™ in Tyngsboro have been higher than what we expect our electricity costs to be in the future. Because the 1 MW pilot project is connected to a distribution level power line, currently we are paying the retail price for all the electricity that we withdraw from the grid instead of paying the wholesale price of electricity for the net electricity we withdraw from the grid (withdrawals minus injections). For resources such as our 1 MW pilot resource connected at distribution level, the price of electricity is determined by the retail tariff of the local distribution company versus the ISO wholesale tariff. The retail price of electricity includes charges for both the delivery of the electricity and the electricity commodity itself, and it is about twice the price of wholesale. Furthermore, the retail tariff does not have a provision for netting the electricity withdrawn and injected back to the grid.

        We have been working with ISO-NE and our local distribution company to change how we are being charged for electricity for the pilot project. The parties have agreed to allow the 1 MW pilot resource to net its electricity commodity costs at the wholesale rate, a change that we expect will be implemented during the latter portion of the first quarter of 2009. We are working to reduce the electricity delivery charges as well. In the future, our 20 MW facilities will be connected to transmission level power lines and therefore our cost for electricity will be the wholesale commodity price for electricity for our net withdrawals, and we will not incur delivery charges.

        Due to the lower returns in the ISO-NE pilot program, we are electing to modify our deployment schedule. Until such time as the New England market has undergone modifications that increase returns for megawatts deployed there, we plan to limit the number of megawatts deployed in New England to the 1 MW currently operating in our facility. We expect to deploy additional systems so that by the end of 2009 we have a minimum of seven megawatts operating in a total of three markets, with New York having five megawatts and Ohio and New England each having 1 MW.

        Our Smart Energy Matrix™ recycles excess energy when generated power exceeds load and delivers it when load increases, and responds up to 100 times faster than fossil fuel generators providing this service. Certain ISOs have or are considering payment mechanisms to compensate resources for this faster regulation response. If such performance-based tariffs are approved, the potential exists to receive comparatively more revenue for providing regulation services with our fast-response technology versus that received by most conventional regulating generators.

        We believe that our operating cost structure will be significantly lower than most incumbent frequency regulation service providers. Our Smart Energy 25 flywheel is being designed to operate with low energy losses, minimal mechanical maintenance for 20 or more years and without significant degradation in energy conversion efficiency. In particular, our technology is different from most frequency regulation providers in that it does not use fossil fuel, which is the largest variable cost for most competing frequency regulation providers. Because our Smart Energy Matrix™ does not burn fossil fuel, our business plan is partly insulated from the direct impact of the volatile pricing of coal, oil and natural gas. The change in price of these fuels will be indirectly felt through their impact on the cost of electricity, the market prices for frequency regulation and the cost of certain components we use to manufacture our flywheels. Historically, wholesale electricity prices have a strong correlation with market prices for frequency regulation. Consequently, as the price of electricity rises, the price paid for frequency regulation also generally tends to rise. Conversely, however, as fossil fuel prices drop, the price paid for frequency regulation services may be negatively impacted, which may by partially offset by a reduction in the cost of certain flywheel components.

        Since our Smart Energy Matrix™ does not burn fuel, the environmental benefits of our technology are significant. Our technology's ability to reduce carbon dioxide (CO2) emissions was studied by KEMA, Inc., an international energy industry consulting firm commissioned to evaluate the potential of our technology to reduce greenhouse gas and other emissions. The KEMA study found that, compared to conventional fossil-fuel based frequency regulation providers, our technology may produce up to 89% less CO2. The study further indicates that the dramatically cleaner performance of our flywheel systems (as contrasted to frequency regulation services supplied by fossil fuel resources) can be expected to offer significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions. If, as expected, the Federal government implements a carbon-reduction program in the form of a cap-and-trade program or carbon tax, we believe that the resulting cost to carbon-intensive regulation providers will increase faster than our carbon-related costs, which are associated with the purchase of a small amount of electrical make-up energy to compensate for energy conversion losses in our systems. Further, in some states, additional environmentally-related revenues may be available in the form of renewable energy credits or other credits. For example, Massachusetts recently passed legislation that may provide alternative compliance payments for qualifying flywheel storage units when they inject energy into the ISO-NE grid.

        The location of our regulation installations and the sequence in which they will be constructed depend on a number of factors, including but not limited to:

  •
  Comparative market pricing available for frequency regulation in different markets

  •
  Our ability to receive appropriate revenues and payments within the Market Rules of each regional market

  •
  Availability of the transmission lines to connect directly to an ISO

  •
  Availability and cost of land

  •
  Receipt of all necessary environmental and related permits

  •
  Grid interconnection approvals.

        On July 17, 2008, we received a land-use permit we had requested from the town of Stephentown, New York. During the third quarter of 2008, we purchased approximately seven acres of land at a site in the town where we plan to build our first 20 MW installation. The site is served by two transmission companies: National Grid and NYSEG. National Grid owns a 115 KVA transmission line that abuts the site, and NYSEG owns a substation that also abuts the site.

        Our interconnection request for the 20 MW plant includes National Grid as the transmission provider. Before we can enter into an interconnection agreement with NYISO, a System Impact Study, which is currently underway, must be completed. The purpose of the study is to ensure that our installation can safely interface with the grid, and to identify any utility upgrades or other equipment that may be needed before construction can begin.

        We may elect to install 1 MW installations in ISOs to provide early insight to operating within each market. The economics of these 1 MW systems may not be representative of expected revenues and costs for a 20 MW plant and therefore the non-fungible costs may be expensed. For example, in the New York market, we are planning to deploy a 1 MW resource on the Stephentown site, but interconnected to NYSEG. On October 10, 2008, we entered into a 1 MW interconnection agreement with NYSEG that would connect directly to its substation. Pending application for and receipt of a building permit from the town of Stephentown for a 1 MW installation, we have the right to build and operate a 1 MW resource connected to the NYSEG substation. We believe that the value of gaining early insight into the best way to operate and bid our planned 20 MW resource into the NYISO market more than compensates for the costs associated with deploying a 1 MW resource. In addition, the 1 MW resource can later be electrically connected to National Grid's 115 KVA transmission line should we choose to do so. Similarly, in Ohio we expect to deploy 1 MW at the AEP facility as described below. The non-fungible costs associated with deploying small installations which are not intended to remain in service for terms exceeding two years will be expensed.

        On February 23, 2009, we announced that we had signed a contract with American Electric Power (AEP), one of the largest generators of electricity in the U.S., and one of its operating subsidiaries, Columbus Southern Power Company. The contract will entail building a 1 MW Smart Energy Matrix™ regulation facility at an AEP site in Groveport, Ohio. The system, which will be connected to the grid within the operating region of the PJM Interconnection (PJM), will provide flywheel-based frequency regulation services. Installation of this Smart Energy Matrix™ is scheduled to begin in mid-year 2009. The 1 MW system will provide valuable insight into the operation of our technology on PJM's grid and make us better prepared to deploy and profitably operate full scale 20 MW plants in PJM's area of coverage. We also expect that the facility will provide us with additional market credibility.

        By the end of 2009, we expect to have deployed a minimum of 7 MW of frequency regulation among three locations: Stephentown, Groveport and Tyngsboro. Additionally, we are currently identifying and developing sites in other target markets.

        We have applied to the US Department of Energy (DOE) for a loan guarantee that would enable to us to fund a large majority of the planned 20 MW installation in Stephentown. The satisfactory completion of NYISO's System Impact Study and clear resolution of market rule issues that affect our ability to enter and operate in the NYISO market (described elsewhere), could affect the timing or success of our DOE loan guarantee application. Lengthy delays or negative outcomes in any of the factors identified above could potentially require us to select a location other than Stephentown for our first 20 MW installation. Additional megawatts could potentially be deployed in Stephentown by the end of 2009, depending on our ability to obtain sufficient funding, which in turn may largely depend on the outcome and timing of our DOE loan guarantee application.

        In volume production, our goal is to complete 20 MW facilities at a cost of approximately $25 to $30 million each, though the first 20 MW plant will cost approximately $60 million. In 2010 and 2011, we will continue to have capital needs that will require additional funding through equity and debt to fund the ongoing deployment of frequency regulation installations. In addition to obtaining sufficient funding, our deployment plans are affected by other factors and activities, including but not limited to the following:

    •
    Component development and quality:

    •
    Completing the engineering and testing of certain components to improve highly durable operation at commercial operating speeds.

    •
    Developing multiple sources for our key components. We are working to expand our supplier base to qualify their components to our designs and specifications.

      •
      Continue working closely with our suppliers to refine their manufacturing processes and ensure quality results.

    •
    Market rules and participation:

    •
    We must become a member of each ISO in order to participate in its market. We have been a member of the PJM Interconnection since 2004. We are also members of ISO New England, New York ISO and Midwest ISO.

    •
    The need to change some ISO market rules to be compatible with our technology is requiring more time to complete than we had previously anticipated, although in 2008 we made good progress. See "Regulatory and Market Affairs" for details on market rule changes within each of our target markets.

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

        Of considerable importance and benefit to us, on February 16, 2007, FERC issued a landmark ruling, Order 890, Preventing Undue Discrimination and Preference in Transmission Service. This FERC ruling seeks to promote greater competition in electricity markets and strengthen the reliability of the grid. Included in Order 890 was a mandate by FERC that all ISOs must change their market tariffs to allow non-generation resources (such as ours) capable of providing frequency regulation the ability to bid and sell into these markets. The ruling also stated that market rule changes must be implemented in a completely non-discriminatory manner.

        To insure that we have the right resources to properly address the timely opportunity afforded by FERC Order 890, we have secured expert regulatory and legal counsel and have put a vigorous regulatory affairs program in place.

        We have encountered wide variations from one ISO to another in the suitability of its framework and market rules for commercial deployment of our systems. We have found that we must engage in significant interaction with each ISO before the regulation market in that ISO region is ready for energy storage. FERC Order 890 has accelerated the pace of market rule changes and in 2008 we made progress with several of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in the regulation market. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology to their grids. In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signal in order to ensure our Smart Energy Systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheel's fast response capability, while recognizing our resource has limited energy storage capacity. The proposed market rule changes, coupled with effective regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each ISO market is as follows:

  •
  We believe the NYISO presents the most favorable site for the first full-scale commercial deployment of our systems. As a result of FERC Order 890, new management at the NYISO and extensive work by us, last year the NYISO developed new tariff and market rules for Limited Energy Storage Resources (LESRs) to provide frequency regulation. These new rules recognize the unique operating characteristics of our technology and remedy key aspects of the current regulation tariff for generators that would otherwise limit our technology. In addition the NYISO has developed a regulation dispatch method for LESRs that will take advantage of the LESRs fast response rates and maximize their deployment. The energy level in our flywheels will be actively managed by the NYISO to maintain regulation capability to the extent possible by charging/discharging as necessary. Furthermore, the new tariff will allow us to net our electricity costs at wholesale rates. We believe the new tariff and dispatch mechanisms will provide an effective and efficient method for integrating flywheels into the NYSIO Regulation market. In addition to market rules, in December 2008 the Northeast Power Coordinating Council's (NPCC) changed its reliability rules to allow LESRs to provide frequency regulation by removing the requirement that resources be able to generate one hour of continuous energy. The proposed market, reliability and dispatch changes, coupled with the high price of frequency regulation in New York, make this a very attractive market for our Smart Energy Matrix™ Systems. The market changes were passed by the market stakeholders in January 2009 and approved by the NYISO Board of Directors in February 2009. We expect this new tariff to be submitted to FERC for approval in March 2009 for implementation in the second quarter of 2009.

  •
  On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation Pilot program to comply with Order 890. The pilot program is designed to run for approximately 18 months until new permanent market rules for energy storage technologies are implemented. The purpose of the Alternative Technologies Regulation Pilot program is to evaluate the performance of new technologies like ours that are unable to participate in ISO-NE's current regulation market, determine how these technologies can best be used to meet New England's regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules. We are participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro. To date, this resource has demonstrated that it is an effective provider of regulation service, but the current regulation dispatch signal being sent to the facility from ISO-NE is not taking advantage of the facility's full regulation capability. The current signal is similar to how one for a traditional generator is dispatched and therefore does not recognize that our technology provides regulation in a different manner (most importantly, faster) than a traditional generator. As discussed above, we are working with ISO-NE to convince them to adopt a regulation dispatch signal that better recognizes our energy storage's unique capabilities. In addition, as also discussed above, we are working to have opportunity cost payments included in the permanent market rules so that the payments made to our resource are comparable to other parties that provide a comparable service.

  •
  CAISO is in the process of opening its frequency regulation market to energy storage technologies and we are actively participating in this endeavor. In June 2008, CAISO took the first step to open its market by modifying its tariff to allow bids for regulation by non-generation resources that are capable of providing the service and that meet applicable ancillary service standards and technical requirements. In February 2008, FERC ordered CAISO to make additional modifications to its tariff to ensure that non-generation resources are treated comparably to other resources in the CAISO regulation market.

    In 2008 the CAISO initiated a project and stakeholder process to develop the technical and operational requirements for integrating storage technologies into its system and to consider the extent to which additional tariff revisions may be needed to encourage their participation in the CAISO's markets. As a result of this stakeholder process, in January 2009 the CAISO proposed an energy storage pilot program to be launched in the third quarter of 2009 for energy storage resources to provide regulation. We would most likely begin to participate in the CAISO market through this pilot program. The specific design of the pilot program is currently under development. Consideration is being given to creating an optimal dispatch method for storage resources and a "pay-for-performance" component in the regulation settlement to compensate fast response capability.

  •
  On January 6, 2009 MISO implemented a new ancillary services market (ASM). However, current prices for frequency regulation are lower than desired. Given that the market just opened, and that there are certain aspects of its initial deployment that will change over time, we do not believe the current prices are necessarily indicative of what pricing will be in the future. As part of its approval of the ASM, FERC required MISO to make further changes to its ASM to remove barriers to new technologies to provide regulation service. On April 25, 2008, MISO fully complied with FERC's directives by filing a request for an entirely new regulation resource category specifically designed for stored energy resources ("SER"), including our flywheel technology, to take effect on June 1, 2009. FERC approved this tariff on December 18, 2008. This was the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources and it contains features that we expect to maximize our revenues in the MISO market. We are currently working with MISO and its stakeholders on certain details related to the implementation of this tariff, such as pricing and dispatch. While the tariff is currently scheduled to take effect on June 1, 2009, due to delays in opening the overall ASM market, MISO is proposing to implement the tariff on January 1, 2010, at which point we would be able to participate in this market.

  •
  PJM amended its tariff language to comply with Order 890 and stated that its current rules allow non-generation resources like ours to fully participate in its Regulation and Frequency Response market. We believe PJM's market rules allow us to enter the market. However, we intend to work with PJM in 2009 to encourage the adoption of a regulation dispatch signal for energy storage resources that takes full advantage of our system's fast response capability and maximizes benefits to PJM's grid, and pays us for the full benefits of our resource. We also are currently working with PJM to clarify certain aspects of PJM's settlement methods in order to maximize our potential revenues in the PJM market.

  •
  ERCOT's market prices for regulation currently do not support market entry. Since ERCOT is not regulated by the Federal Energy Regulatory Commission, our ability to seek beneficial market rule changes that might support higher pricing in consideration of our technology's superior performance is limited at this time. As the performance of our technology is fully demonstrated at a system-wide level in other ISOs, and as wind generation in Texas increases and the demand for fast frequency regulation resources rises, we will re-evaluate the feasibility of encouraging beneficial market rule changes and the potential of entering this market on a more profitable basis.

Defense applications

        We have completed the design phase for a flywheel energy storage system for satellites capable of achieving maximum theoretical specific energy density. The program was jointly funded by the Air Force Research Lab (AFRL) and the Defense Advanced Research Projects Agency (DARPA). We believe that our high-energy flywheel technology is increasingly attractive as an energy storage device for space platforms, navy vessels and other military hardware and/or systems. We are pursuing defense and military-related projects that, in addition to generating revenue to help cover operating costs, effectively provide non-dilutive R&D funding for key technology innovations and advancements that may be transferred to commercial markets.

        On February 3, 2009, we announced that we entered into a contract with the U.S. Naval Sea Systems Command (NAVSEA) to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a final conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships. NAVSEA's objective is to advance and improve its shipboard Integrated Power Systems (IPS) at both the major component and system level. The final flywheel design is expected to be based on many aspects of our Smart Energy 25 flywheel. Integrated Power Systems are an essential part of the Navy's all-electric ship program. Based on the anticipated power requirements to support advanced launch systems, weapons and sensor systems, and other shipboard functions, electrical energy storage is now recognized as a fundamental element of an all-electric IPS.

        Under terms of this multiyear contract, we will perform an analysis of future shipboard energy storage needs; identify several flywheel applications that could offer the greatest benefit to future naval combatants; assist the Navy's power plant upgrade development team by characterizing the flywheel applications under consideration and assisting in system-level studies; and validate results of those studies. Based on the results, we will develop a conceptual flywheel design and simulation model for one or more applications. The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated. Subsequent phases involve work estimated at up to an additional $2.1 million.

Other Flywheel-based Market Opportunities

        Other applications for which we believe our technologies may be well suited include:

  •
  Ramp mitigation

  •
  Reactive power support (VAR support)

  •
  Angular stability control

  •
  Voltage support for rail systems

  •
  Peak power support (load balancing)

  •
  Stabilization of distributed generation systems

  •
  Uninterruptible power supply (UPS).

        We are evaluating these additional applications to determine whether they represent commercially attractive market opportunities; however, our focus in the near term will be to deploy company-owned flywheel installations for the frequency regulation market.

Competition

        Our competition consists primarily of fossil fuel generators. However, in some locations, hydro generators are an effective source of competition and some battery companies have recently started offering competitive products. We believe that our Smart Energy Matrix™ flywheel regulation systems offer significantly superior performance and cost benefits compared to fossil fueled regulating generators. Although we believe hydro variable costs to be low, we regard the competitive threat from hydro generators to be limited in part because their capital costs are extremely high, and opportunities to build new hydro generation facilities are limited by environmental concerns as well as location-based geography. And, although specialized battery companies do constitute competition, they are new to the market and we do not yet have reliable information regarding their cost, performance and other attributes of their products or services.

Fossil Fueled Regulating Generators

        We believe our Smart Energy Matrix™ flywheel regulation technology offers significantly superior performance and cost benefits compared to conventional fossil fueled regulating generators. Flywheel-based regulation is predicted to be much more effective than most fossil fueled generators in providing regulation. A recent study suggested that 1 MW of fast-response regulation can be expected to deliver about twice the system regulation value of the average conventional regulation resource in California. The study also found that fast-response regulation may be as much as 17 times more effective than some types of conventional ramp-limited regulation resources in California, and if California's regulation fleet included about one-third fast-response resources, California's system-wide regulation capacity requirement could be reduced by as much as 40%.

        Not all fossil fueled generators can provide frequency regulation services. Some, such as nuclear power plants, are unable to or are prohibited by regulators from varying their output in the manner needed to participate in the frequency regulation market. Others may be capable of providing such services, but choose not to do so due to higher operating and maintenance costs that their type of generating equipment incurs when performing regulation, since constant up and down throttling required to deliver fossil fuel-based frequency regulation reduces the economic life of conventional generating equipment.

        A large percentage of regulation in the U.S. is performed by coal-fired units. Any type of carbon tax that could be put into place in the future can be expected to increase the cost of regulation from such carbon intensive coal-fired units. In contrast, our flywheel energy storage systems do not burn fuel and therefore emit zero direct CO2. Even accounting for the carbon footprint of make-up energy that we must buy to account for conversion inefficiency, storage-based regulation produces far less direct CO2 than fossil fuel regulating generators. We believe that flywheel-based frequency regulation can be expected to cut direct plus indirect CO2 emissions by about 50 percent versus base load gas-fired regulation generators. Compared to base load coal-fired regulation generators, the reduction in CO2 emissions using flywheel-based regulation systems would be up to 85%. CO2 savings for battery-based regulation resources would be about the same.

        Another benefit of energy storage-based regulation versus fossil fueled regulation is that ours is a single-purpose solution that deploys just the amount of regulation needed. In contrast, conventional regulating generators must also produce base load energy in order to provide regulation, and a customer (or customers) must be found to buy the base load energy. This can be problematic in smaller balancing areas with limited load growth. Sparsely populated areas may not need more base load generation, and transmission limitations can further complicate the problem by limiting the ability to export new base load energy to distant buyers. Another challenge for conventional regulation technologies is the long lead time required for siting and constructing fossil-based regulating generators. Because it requires no fuel supply and has zero direct emissions of any type, an energy storage-based regulation resource can be sited, permitted and built in about 18 months, versus two to five years for a fossil-based regulating generator. The ability to site, permit and build a regulation plant quickly can be a decided advantage.

Pumped Hydro Regulating Generators

        Although some hydro-powered generators are excellent regulating generators, they are geographically limited. Due to long lead times required to site and build hydro facilities, as well as the trend toward tougher environmental review of proposed new hydro plants, we do not expect to see significantly greater competition from hydro facilities in the near future. Recently imposed operating restrictions designed to reduce fish kills may actually constrain some hydro units' supply of regulation.

Battery-based Regulating Generators

        In recent years significant progress has been made in certain battery technologies with respect to their cycling capability and power degradation characteristics. Two lithium ion battery manufacturers in particular are pursuing the frequency regulation market, and either or both could become meaningful competitors. A123, a private company based in Massachusetts, is a developer of nanophosphate lithium ion batteries. In 2008 A123 built and deployed a 2 MW energy storage system that was purchased by the AES Corporation, a global utility. The 2 MW system is in California, co-located near an AES-owned generator. No information on the performance of the 2 MW system is publicly available, but the purpose of the 2 MW system is believed to include the performance of frequency regulation in combination with the AES generator. The system may become part of a future CAISO pilot program for energy storage-based regulation resources that could begin in 2009. We believe that A123 has an agreement with the AES Corporation that includes certain technology development objectives related to the performance of frequency regulation, and could involve purchases by AES of nanophosphate lithium ion battery systems for frequency regulation systems. Although we do not know for sure, we speculate that the focus of the AES Corporation may be to provide additional capability for its existing generators as opposed to acting as a broad sales channel that would involve the resale of such systems to third parties who would then compete in open regulation markets.

        In the fourth quarter of 2008 the AES Corporation deployed a second lithium ion battery system from Altair Nanotechnologies. The 1 MW Lithium-Titanate system is connected to a 34 kV circuit in PJM's service territory and has been termed a "demonstration project" by PJM for frequency regulation. Altair Nanotechnologies is a leading provider of advanced materials and products for power and energy systems. The company has a joint development agreement with AES Energy Storage LLC, a subsidiary of the AES Corporation, to develop grid-scale energy storage applications. Altair Nanotechnologies is a publicly traded Canadian company with significant financial and other resources.

        Cost and performance data for the A123 and Altair Nanotechnologies systems are not yet available, but we are monitoring both developments to the extent possible. In establishing supplier relationships with two lithium ion battery manufacturers, the AES Corporation has signaled its intent to bring battery-based regulation to market, even if (as we speculate) the market AES has in mind is restricted to its own generation fleet. The AES Corporation is a Fortune 1000 company operating in 29 countries and has significant financial and other resources.

Discussion of Operations

        We have experienced net losses since our inception and, as of December 31, 2008, had an accumulated deficit of approximately $186.9 million. We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until at least 2011 and must raise additional equity and debt to execute our business plan and continue as a going concern. To achieve our objectives on EBITDA and cash flow we will need to obtain sufficient funding through a combination of equity and debt to commercially install the number of frequency regulation plants included in our business plan. In the event that we are not able to deploy plants as planned due to capital constraints, positive EBITDA and cash flow would be delayed.

        In 2009 and beyond we will need additional funding to expand our manufacturing capabilities and to build and install frequency regulation facilities in accordance with our business plan. We expect to raise the required funds in 2009 through the DOE loan program guarantee and the sale of stock in the Company. In the future, as the number of our regulation facilities increases and we develop sustainable cash flows from operations, we expect to fund additional plants from a combination of non-recourse project finance, debt, project equity and available cash flow from existing regulation facilities.

        In October 2007, we were notified by the U.S. Department of Energy (DOE) that we were selected to submit a full application for a DOE program that would provide loan guarantees for a large majority of the project debt needed to finance the construction of our first 20-megawatt flywheel frequency regulation installation. We have completed the application process. On March 11, 2009, we announced that the U.S. Department of Energy (DOE) completed its formal environmental review of our proposed 20 MW installation in Stephentown, New York, and issued a "Finding of No Significant Impact" (FONSI). In its determination, the DOE said that the plant "will not have a significant effect on the human environment." This completes the environmental analysis of the project site that began in July 2008, when the Stephentown Planning Board approved the environmental aspects of the project, by issuing its own Negative Clearance and Determination of Non-Significance for the project. Under terms of the National Environmental Policy Act (NEPA), all federal agencies must consider the potential environmental impacts of their proposed actions. The NEPA evaluation comprises reviews of 18 potential environmental impacts, including public health and safety, air quality, wetlands, threatened or endangered species, natural resources, and geology and soil. The DOE is in the process of completing its due diligence regarding our loan application; this FONSI determination means that our application need not be delayed by the type of time-consuming Environmental Impact Statement that is sometimes mandated for projects being reviewed. We are the first loan guarantee finalist to complete the NEPA assessment. We anticipate moving the process of obtaining this loan guarantee forward.

        There is no assurance that we will be successful in obtaining a loan guarantee under the DOE program, or if awarded, that the loan will be offered with terms and conditions that are acceptable to us or that the timing of any such guarantee-backed loans will be in a timeframe that allows us to execute our business plan. If we are not successful in obtaining such DOE support on a timely basis for the 20 MW installation at Stephentown, it will affect the timing for completing the project.

        Since our inception in 1997 we have funded our development through the sale of common stock. In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. In 2005, we raised approximately $17.1 million via private placements of common stock. During 2007, we raised approximately $42.6 million, net of offering expenses, as a result of three financings. In the fourth quarter of 2008, we raised approximately $11.3 million through the sale of common stock and warrants pursuant to a shelf registration statement. We believe that the capital raised in 2008 will provide sufficient funding for us to continue to implement our business plan through the second quarter of 2009. We expect to raise a minimum of $30 million in 2009 to execute our business plan.

        Our profit and losses as well as uses of cash may fluctuate significantly from quarter to quarter due to fluctuations in revenues (if any), costs of development, costs of materials to build flywheels and other components of our Smart Energy Matrix™ and the market price for regulation services. In addition, cash may fluctuate by period due to the timing of capital expenditures for expanding manufacturing capabilities or construction of frequency regulation facilities and the related timing of project financing or equity raises. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources" for more information concerning our access to and uses for capital.

Our Technology

        We believe our patented composite flywheels offer superior reliability and performance compared to other energy storage devices. Our composite flywheel is a rotating composite rim levitated on hybrid magnetic bearings and operates in a near-frictionless vacuum-sealed environment. The flywheel is powered to its operational speed using a permanent magnet motor and electricity from an external power source (for frequency regulation application, the grid). When the composite rim spins faster, it stores energy kinetically. The flywheel is able to spin for extended periods with great efficiency because friction and drag are reduced by the use of magnetic bearings and a vacuum-sealed environment. Because it incurs low friction, little power is required to maintain the flywheel's operating speed. When an ISO sends a signal that requests electrical power to be provided, the momentum of the spinning flywheel then drives a generator and a bi-directional inverter converts the kinetic energy into electrical energy for release to the grid or other energy sink. When the ISO sends a signal that requests the system to absorb power, the Smart Energy Matrix™ uses power from the grid to drive the motor/generator which in turn spins up the flywheel.

        Our composite flywheels employ high-strength carbon fiber, efficient electric drives, and low-loss, long-life bearings. Our flywheels are fabricated from a proprietary mixture of high-strength, lightweight fiber composites, including graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds and store large amounts of energy relative to flywheels made from metals.

        Our flywheels and their bearing systems have been designed and developed to require limited maintenance. In contrast, some competing flywheel products rely on bearings and vacuum systems that require significantly greater periodic maintenance and/or component replacement. Our Smart Energy flywheel systems have dramatically longer discharge times than any other flywheel energy storage systems known to us.

Research and Development

        Our research and development efforts are essential to our ability to successfully design and deliver our systems, as well as to modify and improve existing products to reflect the evolution of markets and customer needs while reducing our costs. Our engineers work closely with the ISOs to define system feature and performance requirements to address specific ISO needs. Research and development expenses, including engineering expenses, were approximately $15,398,000 in 2008, $8,387,000 in 2007 and $4,748,000 in 2006. We expect research and development expenses in 2009 to be lower than in 2008 due primarily to the following factors:

  •
  Patent-related legal costs should be significantly lower since the Arete litigation was settled in 2008

  •
  Development materials cost should be lower because 2008 expenses included one-time tooling and supplier development costs.

        Our headcount on December 31, 2008 was 61, which included 29 engineers and technicians and 17 manufacturing and materials handling employees. In addition, we utilized the services of a number of independent contractors primarily engaged in research and development and design work on manufacturing and frequency regulation facilities, as well as market rules and evaluation of competitive features of each ISO.

ISO-NE Alternative Technology Regulation Pilot Program

        To support our efforts to open ISO markets and help foster market rules that optimize pricing and costs, in November 2008, we began participating in an Alternative Technology Regulation Pilot Program in ISO-NE (the "Pilot Program"). Under this program we are now operating a 1 MW flywheel system at our Tyngsboro facility. The Pilot Program was put in place by ISO-NE to provide information that ISO-NE will use to evaluate technical and market design changes needed in its regulation market structure to allow non-generation technologies to participate in the ISO-NE market in compliance with FERC Order 890.

        Although we are earning revenue for operating our 1 MW resource, the control signal currently being provided by ISO-NE for this Pilot Program, called a Trinary signal, does not currently optimize our revenues and costs, nor optimize the benefits for ISO-NE. We are encouraging ISO-NE to adopt what we believe would be a better signal that improves our economics while producing greater cost-benefits to the grid.

        Under the Pilot Program, our 1 MW resource does not receive any of the third element of total regulation payments, termed "Opportunity Cost," that is customarily paid to conventional generators. The Opportunity Cost price component makes up about one-third of the total value of regulation payments received by conventional generators that provide regulation in ISO-NE. ISO-NE is aware that we consider this feature of their payment methodology discriminatory with respect to our technology. Also, by using characteristics more typically attuned to a fossil fuel power supplier (principally, by not requiring frequent changes in signal), the Trinary signal which ISO-NE now provides also does not result in compensation to us for the high "mileage" that our system is capable of handling (as described earlier). NYISO and MISO have already satisfactorily addressed these issues in their current or expected market rules for non-generation regulation resources, and we believe that ISO-NE intends to adopt changes to address these issues. However, we cannot be sure when ISO-NE will do so, or if it does, that it will do so in a way that resolves the issues in a way that is sufficiently equitable and beneficial to us.

        Given the impact of the Trinary signal on our revenues and costs, as well as the uncertainty that ISO-NE will act in a timely and effective manner to address the opportunity cost issue, we have decided to redeploy four of the five MWs of resource that we originally intended to build and operate under the ISO-NE Pilot Program. The four MWs in question will instead be redeployed to New York. We believe the NYISO control signal and NYISO market rules that we expect to be in place by mid-2009 will allow us to earn attractive revenues with these assets with associated costs that are reasonable. Costs related to the non-movable and/or non-recoverable components of the four MW installation that had been under construction at our Tyngsboro facility have been charged to R&D expense during 2008. (See Management Discussion and Analysis.)

Renewable Generation Integration Project

        During the second quarter of 2008, we began providing contract services for a wind-related R&D project co-funded by the California Energy Commission, identified as CEC-PIER Contract 500-07-020, Agents for Renewables Project. Project partners include Southern California Edison and the California ISO. The objective of the project is to find better ways to coordinate and maximize energy production and delivery from wind generation resources located in the Tehachapi area of California. The technical approach will include the application of "intelligent agent" controls and our flywheel energy storage in an effort to find ways to deliver as much wind-generated electricity as possible without exceeding the dynamic ratings limits of the locally-constrained transmission system. "Intelligent agent" control technology has been identified as a key element of the DOE SmartGrid initiative and is often defined as an advanced control technology that executes autonomously, operates in real-time, communicates with other agents or users, exploits domain knowledge, and exhibits goal-oriented behavior.

        We are supporting the project's prime contractor, Alternative Energy Systems Consulting, Inc., with the design, development and demonstration of an agent-based system that:

  •
  Controls flywheel storage technology to improve the dynamic control of wind generation resources, and

  •
  Coordinates energy production and delivery from wind generation in the Tehachapi region of California.

        The project will re-use portions of the existing flywheel scale-power demonstration system owned by the CEC and tested for regulation on PG&E's grid in 2006 and 2007. One 100 kW Smart Energy 25 flywheel will replace the seven smaller flywheels. Our share of the scope of work is valued at $312,676, of which we will receive $250,000 from the CEC and we will provide matching funding of $62,676.

        Another goal of the project is to identify ways to commercialize any new application that may be developed. This project is exploratory and there can be no assurance that a commercially-feasible application will be developed. However, this project is consistent with our interest in potential applications that have a high cyclic requirement, move a large amount of energy through the flywheel matrix, potentially address a large global market and facilitate renewable energy.

Wide-Area Energy Storage and Management System to Balance Intermittent Resources in the Bonneville Power Administration and California ISO Control Areas

        In 2008 we completed R&D work under Phase I of a planned multi-phase R&D project with the Pacific Northwest National Laboratory, Bonneville Power Administration (BPA), the California ISO and the California Energy Commission. Under Phase I, we provided $30,000 of in-kind project support to the consortium of project partners. The goals of the project include developing principles, algorithms, market integration rules, and a functional design and specification for an energy storage and control system with the ability to help the Bonneville Power Administration and the California ISO better cope with wind generation intermittency and unexpected fast ramps from the deployment of new wind resources in their balancing areas. The system resulting from this project, if ultimately deployed, would be expected to accomplish these goals by recycling excess energy, controlling dispatchable load and distributed generation and managing inter-area exchanges of excess energy between the BPA and California ISO Control Areas. A final goal for the project is to complete a cost-benefit analysis and develop a business model that can justify large-scale investment in the practical deployment of such a system.

        Phase I was successfully completed in 2008. Because the flywheel storage is capable of compensating for the inaccuracies caused by the response delay, dead zone, and deviation characteristics of the hydro power plant, simulation showed that the aggregated hydro power plant and flywheel storage plant could provide a faster and more accurate regulation service than that of the hydro plant alone. Simulation results demonstrated the feasibility and efficiency of the proposed Wide Area Energy Management and Energy Storage system, and it was concluded that a total system consisting of hydro resources and flywheels could be highly effective in mitigating the effects of intermittent wind resources in BPA's and CAISO's service territories.

        We believe Phase II of this project will be approved this year under contract terms discussed with Pacific Northwest National Laboratories, the prime contractor. Under Phase II, we would expect to provide approximately $80,000 of in-kind project support and to receive approximately $130,000 in payments against a total budget of $210,000 for our portion of Phase II of the project. Phase II goals would likely include providing numerical factors needed for the possible future design of the system architecture and completion of a technical design specification for the system. Deployment of such a system could involve many megawatts of flywheel energy storage capacity. However, there is no assurance that Phase II of the project will be approved or, if approved and successfully completed, that subsequent phases of this project will also be approved and successfully completed in such a way as to lead to commercial deployment of our flywheel systems specifically to help balance intermittent wind resources.

Manufacturing

        We completed the move from our Wilmington, Massachusetts facility to a new corporate headquarters in Tyngsboro, Massachusetts in January 2008, significantly expanding our manufacturing capacity and providing sufficient space to continue our research and development activities. We signed a seven-year lease in July 2007 for the new facility, located at 65 Middlesex Road, Tyngsboro, MA. The

103,000 square-foot Tyngsboro facility was fully renovated and built-out to our specifications and has a manufacturing capacity of more than 600 flywheels per year. The manufacturing capacity of the facility can be further expanded to over 1,000 flywheels per year when necessary.

        We expect to continue to expand staffing for the assembly and testing of our flywheel systems during 2009 and beyond. In addition to assembly work at our Tyngsboro facility, we rely on outside suppliers to provide components for our systems. For our mechanical flywheel systems and the related electronics, we are working to establish a minimum of two suppliers for each component to reduce any adverse impact of a loss or interruption by a supplier.

Sales and Marketing

        Sales and marketing activities expanded in 2008 and will continue to expand in 2009 as we make preparations to enter open-bid markets that we consider attractive. The pricing we expect to receive and costs we expect to incur in providing regulation services are specific to each ISO. Prices and costs are driven by market supply and demand as well as market rules that define how regulation services must be delivered in a given ISO. In 2008 we pursued a broad program of regulatory reform in a number of ISOs with the goal of improving the pricing we can expect to receive and costs we can expect to incur. We focused more attention on accelerating the pace of market rule changes in NYISO since we plan to build our first 20 MW plant in Stephentown, New York. Given our regulatory progress in the New York market, we believe our pricing and costs in New York will support attractive margins. (See "Regulatory and Market Affairs" for further details on regulatory reform activities.)

Information Sharing and Performance Evaluation Agreement with National Grid

        In December 2008, we entered into an information sharing and performance evaluation agreement with National Grid plc, which is an international electricity and gas company and one of the largest investor-owned energy companies in the world. Under the two-year agreement we will share technical, performance and economic data on our flywheel energy storage systems. We will also assess the potential operational value of our flywheel energy storage to National Grid's electricity transmission networks in both the United States and the United Kingdom. Other objectives of the agreement include the evaluation by National Grid of our flywheel systems for wind-related ramp mitigation—another potential large-scale grid stability application that could be provided by our technology, as well as for our fast-response frequency regulation.

        Ramp mitigation refers to the ability of regulation and reserve generation units to quickly compensate for a rapid system-wide change in aggregate power output caused by sudden changes in power production. As an intermittent resource, wind power generation often experiences rapid fluctuations in power output. As the amount of wind generation on the grid increases, many grid operators foresee the need to increase total regional ramping capacity to maintain proper energy balance.

        Under the terms of the agreement, we will work with National Grid to forecast future increases in the demand for regulation and ramping capacity resulting from greater deployment of wind power. National Grid will also work with us to define an optimal control algorithm for our fast-response energy storage technology that would maximize benefits on the grid.

        Given the powerful trend towards deployment of wind generation, in 2008 we performed market research to better understand the role our technology can play in supporting large-scale integration of new wind generation. We joined the American Wind Energy Association (AWEA) and the Utility Wind Integration Group (UWIG) to increase our understanding of technical, market and financial issues, and we committed to exhibit our technology at the May 2009 AWEA Conference in Chicago. We believe that our flywheel-based regulation technology can help supply new fast-response regulation and ramping capacity that will be needed as more wind and solar generation assets are deployed. The California ISO, for example, estimates that to accommodate the 20% of its electricity that is being supplied by intermittent renewable resources, regulation requirements will increase by 170 MW to 250 MW for "up regulation" and 100 MW to 500 MW for "down regulation," depending on the season and hour of the day.

        During 2008 we expanded resources dedicated to identifying and developing potential 20 MW sites in multiple ISOs to provide the option to install systems in those ISOs as market pricing, capital formation and other factors present the right opportunities. We will also look for opportunities to sell our equipment in the U.S. and overseas and to enter into bi-lateral contracts for the provision of regulation services in the United States.

        We plan to further refine our assessment of the European market for regulation, and we will look for opportunities to demonstrate our frequency regulation technology on a live grid in Europe. We will also be evaluating the market potential for our systems on islands around the world, because islands generally require a higher percentage of regulation resources and their cost of regulation is typically higher than mainland grids due to the cost of imported fuel.

Backlog

        At December 31, 2008, we did not have any firm commercial sales commitments for our products and services. As of the end of 2008, we had two ongoing research and development contracts from which we expect to derive final revenue in 2009 of approximately $250,000. In addition, in February 2009 we were awarded a multi-year contract with the U.S. Naval Sea Systems Command with a potential value of up to $3 million, of which $500,000 has currently been funded.

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

        The intellectual property rights of our flywheel-based products are primarily embodied in patents that we hold or are pending, but in addition include flywheel technologies and patents that we are licensed to use. We hold one or more U.S. patents on our flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims, earthquake-tolerant bearings, bearing cooling device, and bearing damper. We also hold one or more foreign patents on our vacuum system, co-mingled rims, and metal hub. Our patents expire on various dates between 2020 and 2026. We also have 30 pending U.S. and foreign patent applications, and several other applications being prepared for filing. We hold a perpetual, exclusive, royalty-free, worldwide license from SatCon Technology Corporation to use its flywheel technologies and patents for stationary terrestrial flywheel applications. Our plans for exploring the development of systems for use in space or naval applications do not use the patents licensed from SatCon. See description above, "Defense Applications". This license includes 15 issued U.S. patents and 12 foreign patents and applications that expire on various dates between 2012 and 2021, and covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of our initial public offering. We are not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. We expect to develop additional intellectual properties and trade secrets as we continue developing additional Smart Energy and Smart Power systems. We own all technology improvements that we have developed that are based on the technology licensed from SatCon.

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

Employees

        At December 31, 2008, our headcount was 61 full-time employees, three part-time employees and a number of independent contractors. Our staff included 29 technical employees made up of engineers and technicians involved in research and development activities and 17 manufacturing and materials handling workers involved in production and research and development activities. We also had five employees in sales, marketing, business development, compliance and customer service. The remaining ten people were involved in administrative tasks. None of our employees is represented by a union and we consider our relations with employees to be satisfactory.

Other Information

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

Item 1A.    Risk Factors

We face significant technical challenges in completing the development of the Smart Energy Matrix™. We may fail to develop our 25kWh generation flywheel system to a commercial production design, which is a critical requirement for the development of the Smart Energy Matrix™ and, even if we are able to develop the 25kWh system, we may fail to develop the Smart Energy Matrix™ into a commercial production design.

        Although we have successfully developed three high-energy flywheel systems (the 2kWh and 6kWh for telecom and the 6kWh for the grid) that had similar technical challenges, and we currently have a 1 MW Smart Energy Matrix™ installation with 25kWh flywheels operating under ISO-NE's pilot program, there can be no assurance that we will be able to successfully complete development of the 25kWh system and manufacture it on a large scale commercial basis. The successful development of our Smart Energy 25 flywheel system, which will be used in the Smart Energy Matrix™, involves significant technological and cost challenges, including:

  •
  Making timely improvements to the cost-effectiveness of key components of the Smart Energy Matrix™, such as the flywheel hub

  •
  The possibility that test malfunctions could damage our other equipment and test facility, and entail re-engineering costs and production delays

  •
  The possibility of development and production delays and/or cost increases that may occur if we are unable to establish multiple source suppliers for key components that meet our engineering requirements, cost objectives and development and production schedules

  •
  Making timely and cost-effective improvements to the system's design to meet system performance and manufacturing requirements such as:

  •
  Cooling systems that result in component temperatures that will meet 20 year life

  •
  A balancing scheme that allows fast and efficient balancing of the rotor and shaft

  •
  A touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake

  •
  Improving our ability to ramp up and maintain manufacturing rates.

        There can be no assurance that we will be successful in meeting these challenges. In addition, even if we are able to complete development of and manufacture commercial quantities of the new Smart Energy 25 flywheel system, we will have the challenge of integrating multiple Smart Energy 25 flywheels into a common facility, constituting a 20 MW Smart Energy Matrix™. This effort will pose significant technological and cost challenges such as:

  •
  Designing the control system and interface of the separate flywheels so that they act as an integrated matrix

  •
  Meeting the technical requirements for interconnection to the utility grid, including software that is adapted to each particular ISO with which it must communicate

  •
  Managing large-scale construction projects, both in terms of schedule and cost

  •
  Managing large-scale construction projects simultaneously in multiple locations

  •
  Developing a communication system adequate to meet the performance standards of grid managers.

Although the market for frequency regulation services is large and growing, we have not demonstrated an ability to sell into that market at a commercial level. Further, although the Federal Energy Regulatory Commission has mandated that ISOs allow non-generator resources (such as ours) to provide regulation services, each of several ISOs must modify their separate market rules for us to be able to sell our frequency regulation services in each such market for us to be able to sell such services on an optimal basis.

        We intend to provide frequency regulation services using our Smart Energy Matrix™ in the open-bid markets of regional grid operators, such as NYISO. There are significant market rule changes that need to be put in place in some of these markets, and there is no assurance that favorable rule changes will be implemented or if implemented, that it will be done in a time frame that will allow us to achieve our business plan, or that the revised tariff structure for a particular ISO will result in a market for that ISO in which we can participate on a profitable basis.

        We are actively engaged both with FERC and several ISOs on the development of new market rules that would allow our participation. However, the timing of when market rules for each ISO/RTO will be amended to allow our participation is uncertain. There can be no assurance that the amendments to the various tariff structures will occur in a timeframe that will allow us to achieve our business plan or that the revised tariff structure for a particular ISO will result in a market for that ISO in which we can participate on a profitable basis.

Reductions in energy prices may have a material adverse impact on the pricing of frequency regulation services and therefore our profitability.

        The market pricing for frequency regulation services tends to follow the pricing for energy. Hence, when the price of energy drops, frequency regulation prices may be adversely affected, which could materially affect our profitability.

        We expect the size of the frequency regulation market to grow, in part due to the increased need for regulation resulting from the higher use of intermittent energy sources, such as wind and solar. A sustained drop in the price of energy may adversely affect the growth of these industries, and consequently, the rate of growth for the frequency regulation market. A lower demand for frequency regulation could result in lower pricing, which would have a material adverse effect on our business.

The commercialization of our Smart Energy Matrix™ will require substantial funds. Our stockholders may be adversely affected if we issue debt securities or additional equity securities to obtain financing.

        We will require substantial funds to complete research and development activities, manufacture and deploy our systems, market our services and increase our revenues. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt to fund future operations. We will need to raise additional funds through the issuance of equity securities in order to build and operate frequency regulation installations and have sufficient working capital to continue to execute our business plan. The extent of the funds needed is dependent, in part, on the volume of flywheels that we produce and deploy.

        A large portion of our expenses are fixed, including those related to facilities, equipment and key personnel. To execute our business plan, we will incur substantial costs to manufacture and deploy our Smart Energy Matrix™ systems. If we do not succeed in raising additional funds, we will be unable to execute our business plan. If this occurs, it will have a material adverse impact on our business, including our ability to continue as a going concern.

        A fundamental component of our business plan is the use of project financing to fund, at least in part, our Smart Energy Matrix™ installations. The fact that we are only in the early stages of deploying commercial systems makes it hard to obtain project finance. Additionally, the adverse conditions of the overall credit markets further complicate our ability to arrange financing, at least in the near term. We have little or no experience in obtaining financing for capital projects. We have applied and are in the due diligence phase of possible project financing of a large majority of the cost of our first regulation installation. This financing would be part of the Department of Energy (DOE) loan guarantee program. There is no assurance that we will be successful in obtaining this loan or that the timing will be in the period required for us to achieve our near-term business plan. In the event that we are not successful in obtaining the loan on a timely basis, it could have a material adverse effect on our financial position.

        The funding we require may not be available on favorable terms, in particular in view of the current situation in the financial markets, if at all. Such funding may only be available on terms that cause substantial dilution to common stockholders, and/or have liquidation preferences and/or pre-emptive rights. If we raise funds by issuing debt securities or equity securities, existing stockholders may be adversely affected because new investors may have rights that are superior to current stockholders or through the dilutive effect of new equity securities on current stockholders.

Our stock price, as well as the stock price of other companies in the energy sector, is likely to be volatile, and purchasers of our common stock could incur substantial losses.

        The market price of our common stock has historically been volatile, and may fluctuate significantly in response to multiple factors, some of which are beyond our control. The stock market, in general, has recently experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in significant movement in the price of our common stock, which may cause investors in our common stock to be adversely affected and potentially incur substantial losses. The market price for our stock may be influenced by many factors, including:

  •
  Market conditions in the conventional or renewable energy industries

  •
  Securities analysts' reports or recommendations

  •
  Our ability or inability to execute our business plan

  •
  Investor perception of our Company and of the industry

  •
  The success of competitive products or technologies

  •
  Regulatory developments in the United States and/or foreign countries

  •
  Developments or disputes concerning patents or other proprietary rights

  •
  The recruitment or departure of key personnel

  •
  General economic, political and market conditions.

Historically, the amount of frequency regulation required in the United States typically has been one percent of all power produced. If a reduction in this percentage occurs, our business plan could be adversely affected.

        Various regulatory organizations, such as FERC and the North American Electric Reliability Council (NERC), as well as the ISOs, oversee the markets and can implement rules and regulations that may alter the percentage of frequency regulation required. Each ISO decides what amount of regulation it needs procure in order to meet NERCs requirements. This can vary based on each ISOs evaluation of its region. We cannot predict how these organizations may act in the future, and if any given ISO decides to reduce its amount of regulation procurement, it could have a material adverse effect on our business.

Our business plan includes the design, development, construction and operation of frequency regulation installations in a variety of locations. Should we fail to execute any of these tasks, it will have a material adverse effect on the Company.

        We have designed, built and are currently operating a 1 MW installation in Tyngsboro under the ISO-NE pilot program, and have previously built and successfully deployed both 2 kWh and 6 kWh flywheel systems in limited volumes. However, we are now transitioning from low rate initial production to commercial-scale production of our Smart Energy Matrix™ Systems, and to be profitable, we will need to expand our manufacturing capabilities; expand our staff and management team; achieve cost-reduction and engineering goals; obtain site interconnection approvals, landlord approval, or other zoning and construction approvals in a timely manner; obtain equity and project finance; organize, develop, finance, build and operate in a number of geographically-dispersed locations; and participate within the market rules of the open-bid markets. However, we have limited experience with such a transition, or with deploying and operating large, multiple geographically-dispersed frequency regulation installations. If we are unable to execute these tasks, it will have a material adverse effect on our profitability and could adversely affect our ability to continue as a going concern.

We have a history of losses, anticipate future losses and will have limited revenues in the near term. Unless we raise substantial additional capital to operate our business, we may not be able to continue as a going concern. Even with the funds raised in 2008, our December 2008 cash balances are sufficient to fund operations only through approximately the second quarter of 2009. And, although we entered into an equity financing arrangement with Seaside 88, LP in February 2009, that based on the current commitments will involve up to six monthly investments in the Company of $1,000,000 each, only the first of these investments has occurred as of the date hereof.

        We have incurred significant losses from operations since our inception. As shown in our consolidated financial statements, we incurred significant losses from operations of approximately $23,839,000, $13,620,000 and $12,682,000 and operating cash decreases of approximately $13,859,000, $11,282,000 and $8,441,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Our business model is based on owning a number of 20 MW frequency regulation installations. Once we are in full-scale production, our goal is to complete these installations at a cost of approximately $25 to $30 million each. However, the initial installations are expected to cost substantially more. To fund these, we will need to raise substantial capital in 2009, 2010 and 2011. In the event that we are unable to raise capital or the timing is delayed, it will have a material adverse effect on our ability to execute our business plan and could impact our ability to continue as a going concern.

        Only the first $1,000,000 of the funds covered by our February 2009 equity financing arrangement with Seaside 88, LP has actually been invested in the Company, with up to $5,000,000 (in up to five $1,000,000 monthly closings) contemplated by the remaining current commitment not yet having been invested in the Company. Each such closing is subject to certain customary conditions, as well as to the requirements that the formula price per share (based on a five day VWAP) yields at least $0.25 per share (pre-discount to Seaside) and that the Company must disclose publicly any material inside information that has not been disclosed as of that time. Also, although the Company has the right to extend the agreement for up to two additional six month tranches (each for up to $6,000,000) involving similar monthly closings, the Company has not yet exercised those two tranches.

        We had approximately $14,400,000 in cash and cash equivalents on hand at December 31, 2008. Based on our current cash usage rates and additional expenditures expected in support of our business plan, we estimate that the December balance is adequate to fund operations only through the second quarter of 2009. In order to continue as a going concern and follow our business plan, we will need to raise a significant amount of capital in 2009 in addition to the funds covered by the Seaside commitments.

        Miller Wachman LLP, our independent auditors, have included an explanatory paragraph expressing uncertainty in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2008, which identifies our recurring losses and negative cash flows and raises substantial doubt about our ability to continue as a going concern.

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

We are dependent on third-party suppliers for materials and components used to manufacture our flywheels and build our Smart Energy Matrix™ installations. Increases in purchase prices or decreases in availability of materials and commodities may affect our ability to achieve profitability. In particular, our systems require carbon fiber, steel and aluminum, the cost of which may be impacted by the price and availability of oil and other factors.

        We purchase components and commodities from third-party suppliers. Delays in availability or receipt of these items, or cost increases, could negatively impact our ability to manufacture our flywheels, deploy our Smart Energy Matrix™ installations or become profitable. Certain commodities, such as carbon fiber, aluminum and steel are basic elements of our flywheel systems. Some of these commodities have, in the past, been subject to shortages and price changes. Future shortages or price changes could impact our ability to manufacture our flywheel systems in a timely manner and at a reasonable cost. Additionally, certain components which we purchase are technically difficult to manufacture, and suppliers may have difficulty manufacturing products that meet our specifications and requirements. Although we have taken steps to establish at least two suppliers for our critical components, failure of a key supplier to produce acceptable components on a timely basis could have a significantly adverse effect on our ability to execute our business plan. Further, there are no guarantees that, should we receive additional funding that would allow us to accelerate our deployment schedule, our suppliers would be able to meet our accelerated production requirements, which would limit our ability to accelerate our deployment. Certain components we use in our manufacturing process have lengthy lead times from order date to delivery at our facility.

Our competitive position could be impaired if we either fail to protect our intellectual property or infringe third-party patent rights.

        We cannot provide assurance that we have or will be able to maintain a significant proprietary position on the basic technologies used in our flywheel systems. Our ability to compete effectively against alternative technologies will be affected by our ability to protect proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending or future patent applications under which we have rights will issue, or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes from competitors. Even if all of our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We have incurred substantial costs in prosecuting or defending patent infringement suits, and such suits have diverted funds and resources that could have been used in our business. Although the Arete claim has been settled, we do not know if we will be completely successful in safeguarding and maintaining our proprietary rights in the future.

        Further, our competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property, and/or we may be required to pay license fees, royalties and/or other amounts. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems, and lead to materially adverse effects on the Company, including ceasing some aspects of our business.

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

        Government regulation of our services, whether at the federal, state or local level, including any change in regulations, tariffs or zoning, may increase the cost of our services or decrease our revenue, and may have a negative impact on our profitability. We cannot provide assurance that our services will not be subject to existing or future federal, state and local regulations governing traditional electric utilities and other regulated entities. We expect that our Smart Energy Matrix™ installations will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, environmental, safety and related matters. We do not know the full extent to which current or future regulations may affect our ability to build and operate our systems.

        In addition, if regulatory modifications change the structure of the markets, such modifications could adversely affect our business plan. If the market rules change in the future or current modifications being developed as a result of FERC Rule 890 are not implemented, we may be required to change our business plan and there can be no assurance that we will be successful in doing so.

The exercise of options and warrants and other issuances of shares will likely have a dilutive effect on our stock price.

        As of December 31, 2008, there were outstanding options to purchase an aggregate of 11,338,470 shares of our common stock at prices ranging from $0.26 per share to $9.31 per share, of which options to purchase 8,395,766 shares were exercisable as of such date. As of December 31, 2008, there were outstanding warrants to purchase 46,932,939 shares of our common stock, of which 29,096,143 were exercisable as of December 31, 2008.

        The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with financing efforts.

Our financial performance could be adversely affected if we are unable to retain key executive officers.

        Our future success and our ability to effectively implement our business plan depends to a large degree on the management provided by the executive officers and thus on our ability to retain members of our executive team, which are: Mr. Capp, CEO and President; Mr. Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Mr. Lazarewicz, Vice President and Chief Technical Officer. There can be no assurance that we will be successful in retaining our executive officers. On February 12, 2008, we entered into employment agreements with our executive officers which continue until March 31, 2009, unless renewed or terminated. Additional agreements providing for long-term incentive compensation consisting of vesting-based Restricted Stock Units (RSUs) and stock options were also dated February 12, 2008. Our Compensation Committee is currently working towards the completion of new executive agreements for these individuals to take effect April 1, 2009, although there is no certainty that such agreements will be completed by that date or at all. Under the terms of the expiring executive contracts, the executives will have the right to terminate employment at any time and receive the compensation and benefits defined in the employment agreements for non-renewal.

Our financial performance could be adversely affected if we are unable to retain or attract key technical personnel.

        Our future success also depends to a large degree on the technical skills of our engineering staff and our ability to attract key technical personnel. Competition for hiring skilled technical professionals can be intense. We may not be successful in attracting and retaining the talent necessary to design, develop and manufacture our systems and deploy and operate our frequency regulation installations.

We currently purchase certain components for our flywheels from companies outside of the United States. Further, although our initial target market is within the United States, we expect to expand our business to other countries in the future. Engaging in business outside of the United States exposes us to a variety of risks related to the specific countries in which we may operate.

        Engaging in business outside of the United States may expose us to a variety of risks, which include:

  •
  Different political and economic climates which we may not fully understand or be prepared to address

  •
  Potential political and economic instability, including armed conflicts

  •
  Potential imposition of government controls, trade restrictions, or changes in tariffs that may have a negative impact on our ability to operate, our cost structure or our revenue

  •
  Some electrical grids in other countries have different standards than in the United States. We may be unable to successfully meet these standards, resulting in loss of revenue or increase in costs

  •
  Some countries have different market structures, within which we may be unable to successfully operate or which may require regulatory changes in order for us to be paid for our services

  •
  Exchange rates in other countries may fluctuate significantly, which would expose us to the risk of currency exchange losses

  •
  Some countries have different legal structures, within which we may be unable to successfully enforce contracts or adequately protect our intellectual property

  •
  We may face difficulty in managing and operating installations located in another country, including cultural and language differences

  •
  We may face difficulty in repatriating funds from foreign operations due to limitations on the amounts that can be transferred to the United States, or taxes and penalties on such transfers.

        Due to the risks shown above, there is no guarantee that we would succeed in expanding and operating our business in countries outside of the United States. Failure to adequately address these risks could potentially have a material adverse effect on our Company.

If our Smart Energy Matrix™ systems were to malfunction and/or cause damage, we could be subject to possible product liability claims for both damages and fines that exceed our liability insurance coverage. Additionally, our stock price could drop as a result of negative publicity from such claims.

        We have incorporated technical features in our flywheel systems that are designed to ensure that a failure will not result in any significant damage, including secondary damage to the electrical grid. However, our Smart Energy Matrix™ is a complex system, and errors may occur during the manufacturing or installation process. Should a failure take place, we may incur substantial costs to repair or replace the defective equipment. In addition, failures may result in product liability claims against us. Liability claims may also be filed against us which have no merit, but which may require us to expend significant resources defending ourselves. Such claims, valid or not, could result in negative publicity. This could have a materially adverse effect on our business and shareholder value.

Economic conditions could negatively impact our business.

        Our operations are affected by local, national and worldwide economic conditions. A reduction in economic activity and uncertainty in energy prices and the capital and commodities markets could result in a decline in energy consumption, which could adversely affect our revenue and future growth. Instability in the financial markets, exacerbated by insufficient financial sector liquidity or other economic factors, could also affect our stock price, the cost of capital and/or our ability to raise capital.

Competitors in the frequency regulation market include established utilities, independent service providers and alternative energy storage technology companies with far greater resources than we have.

        The frequency regulation services market is being served by well-known utilities and independent service providers that use conventional generators. In addition, there are emerging energy storage technologies that have also begun providing this service. Most of these competitors have far greater financial and technical resources than we do.

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

        Our certificate of incorporation permits the Company to issue preferred stock without stockholder approval upon such terms as the board of directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. Although we have no present intention of issuing preferred stock, issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

        In addition, our certificate of incorporation and our by-laws provide that:

  •
  Our directors may only be removed for cause by a majority of the outstanding capital stock entitled to vote in the election of directors

  •
  Our stockholders do not have the power to call special meetings of stockholders

  •
  The provisions relating to the removal of directors and calling of special stockholder meetings may only be amended by a 66 2/3% vote of the outstanding shares of common stock, voting together as a single class.

        These provisions make it more difficult for our stockholders to change the composition of the board of directors, as well as approve transactions they may deem to be in their best interests but that are not approved by the board of directors.

        Pursuant to a Rights Agreement, dated as of September 25, 2002, between the Company and Computershare Trust Company, N.A. (fka Equiserve Trust Company, N.A.), as Rights Agent, as subsequently amended, we issued rights as a dividend on common stock on October 7, 2002, each of which entitles the holder to purchase 1/100th of a share of newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% of our outstanding common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company at half its market value (in each case the rights held by the acquiring person are not exercisable and become void). The Rights Agreement, as amended, may have the effect of discouraging a third party from making an offer to acquire us without the support of our Board of Directors, even if such an offer would be at a premium to the market price of our common stock at the time.

Our stock may be removed from The Nasdaq Stock Market.

        On March 10, 2009, our stock closed at $0.42 per share and has closed below $1.00 per share on a daily basis since November 4, 2008. Due to the current conditions in the capital markets, Nasdaq has temporarily suspended their minimum bid price requirement for continued listing on the Nasdaq Stock Market. However, once the minimum bid price requirements are reinstated, if our stock price does not meet the minimum price required, we may be subject to delisting from the Nasdaq Stock Market, pursuant to Nasdaq Marketplace Rule 4310(c)(4). Once notified that we are not in compliance, we will be provided 180 calendar days to regain compliance or face delisting. To attain compliance, our common stock must close at $1.00 per share or more for a minimum of ten consecutive days before the specified date. In the event that our stock does not meet this requirement, but meets the requirements for initial inclusion on the Nasdaq Stock Market as set forth in Marketplace Rule 4310(c), we may be granted an additional 180 calendar day period to regain compliance. There can be no assurance that we will continue to meet the Nasdaq Stock Market's listing requirements and therefore may lose our eligibility for quotation on the Nasdaq Stock Market. Should our stock lose its eligibility to be quoted on the Nasdaq Stock Market, we will seek to have our stock quoted on the OTCBB. While we know of no reason that our stock will not be accepted for quotation on OTCBB, we cannot guarantee that acceptance.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In January 2008, we relocated our principal executive offices, research and development, and manufacturing facilities from Wilmington, Massachusetts to a new corporate headquarters located at 65 Middlesex Road, Tyngsboro, Massachusetts. This 103,000 square foot facility, which has been renovated to meet our needs, is operated under a lease that expires in September 2014, with options to renew for two additional seven-year periods. The facility has a potential capacity for the production of more than 1,000 flywheels per year, although based on the manufacturing build-out thus far, that capacity is currently 600 flywheels per year. We have purchased land in Stephentown, New York, in anticipation of building our first 20 megawatt frequency regulation facility on that site. In addition, we are evaluating several other possible locations for future Smart Energy Matrix™ installations.

Item 3.    Legal Proceedings

        On October 9, 2007, Arete Power, Inc. filed a complaint against the Company, claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." On November 21, 2008, Beacon and Arete reached a settlement that ends the litigation and includes an assignment of the '489 Patent to Beacon with a limited license back to Arete. The settlement also includes a covenant not to sue, whereby Arete Power has agreed not to bring any new complaint against Beacon alleging infringement of Arete's other flywheel patents. There are no legal proceedings pending.

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

	High	Low
Twelve months ended December 31, 2008
Fourth Quarter	$1.37	$0.51
Third Quarter	$1.95	$1.11
Second Quarter	$2.15	$0.98
First Quarter	$1.61	$0.84
Twelve months ended December 31, 2007
Fourth Quarter	$2.32	$1.42
Third Quarter	$2.29	$1.35
Second Quarter	$1.26	$0.77
First Quarter	$1.21	$0.76

        On March 10, 2009 the last reported sale price of our common stock on the NASDAQ Capital Market was $0.42 per share, and there were 290 holders of record of common stock. The number of record holders does not include holders of shares in "street name" through brokers.

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

        There was no stock repurchase activity in 2008.

Item 6.    Selected Consolidated Financial Data

        The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and for the period from May 8, 1997, the date of Beacon's inception, through December 31, 2008.

						Period from May 8, 1997 (date of inception) through December 31, 2008
	Twelve months ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$68	$1,389	$969	$1,487	$325	$4,789
Cost of goods sold	53	1,248	845	1,575	1,458	5,179

Gross profit	15	141	124	(88)	(1,133)	(390)
Operating expenses:
Selling, general and administrative	7,074	5,876	6,508	6,334	4,197	58,049
Research and development	15,398	8,387	4,748	1,408	3,532	83,816
Loss on contract commitments	86	(578)	1,385	1,535	—	2,803
Depreciation and amortization	1,295	145	96	83	187	5,757
Casualty loss (recovery)	—	(69)	69	—	—	—
Restructuring charges	—	—	—	—	—	2,159
Loss on impairment of assets	—	—	—	—	—	4,664

Total operating expenses	23,853	13,761	12,806	9,360	7,916	157,248

Loss from operations	(23,838)	(13,620)	(12,682)	(9,448)	(9,049)	(157,638)
Interest and other income (expense), net	270	702	519	136	3,719	7,750

Net loss	(23,568)	(12,918)	(12,163)	(9,312)	(5,330)	(149,888)
Preferred stock dividends	—	—	—	—	—	(36,826)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(113)

Loss to common shareholders	$(23,568)	$(12,918)	$(12,163)	$(9,312)	$(5,330)	$(186,827)

Loss per share, basic and diluted	$(0.26)	$(0.18)	$(0.21)	$(0.20)	$(0.12)

Shares used in computing net loss per share, basic and diluted	90,866	73,604	59,080	47,666	43,453

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,357	$30,417	$5,251	$13,890	$5,097
Working capital	6,501	28,820	3,310	13,223	4,213
Total assets	38,596	39,778	7,258	16,126	7,086
Long term debt	4,122	—	—	—	—
Total stockholders' equity	25,612	36,198	3,900	13,655	5,110

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

Overview

        We completed the move to the Tyngsboro facility in January 2008, and we have completed the first phase build-out of our manufacturing facility. We now have a facility capable of producing up to 600 flywheels per year. We have a second phase manufacturing build-out planned which will increase the annual manufacturing capacity to more than 1,000 flywheels.

        On November 18, 2008, we began to provide 1MW of frequency regulation service through the ISO-NE Pilot Program. Our 1MW system has been performing with more than 90% average availability since January 1, 2009, and is earning revenue from frequency regulation services. The revenue we have earned so far is lower than originally anticipated due to the type of signal being transmitted to us by the ISO, which does not optimize our fast response capability and so results in lower "mileage" payments than expected. We are working with ISO-NE to send a regulation signal that would utilize our technology's fast response capability, which would not only maximize benefits to the grid, but would also increase our mileage revenue.

        The control signaling employed by the New York and California ISOs to operate our flywheels in our 2006/2007 technology demonstration programs operated the systems at multiple levels over their entire performance range. This control method required the flywheels to respond proportionally to variable imbalances between electricity supply and demand. In contrast, ISO New England has been operating Beacon's system using a non-proportional, trinary signal. The trinary control method requires the system to be in one of three states—either fully charging, neutral, or fully discharging. We have found that the trinary method of operation does not fully utilize the performance capabilities of the flywheel system, and it causes the flywheels to operate at a higher temperature than the proportional control method. To compensate for ISO New England's current control method, the 1 MW system has occasionally been operated at a slightly lower overall output, pending a refinement of the motor-generator design. During the first quarter of 2009, initial testing on the redesigned motor-rotor was favorable, and is now being implemented.

        Additionally, under the current market rules, we are not eligible for "opportunity cost" payments. Such payments comprise approximately one-third of the revenue received by conventional regulating generators. Opportunity cost payments are provided to conventional regulating generators to compensate them for lost revenue as a consequence of providing regulation rather than conventional power generation. We are working with ISO-NE to develop permanent market rules that would provide an additional payment component that will be approximately equal to opportunity cost. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate energy storage providers for opportunity cost.

        Additionally, our operational costs for the Pilot Program are higher than expected for future implementations. Our connection to the grid was made through National Grid distribution lines, rather than directly to the ISO through transmission lines, due to cost and time factors. Consequently, we have had to pay retail rates for the energy we take off the grid and store on our flywheel system, but we are paid at wholesale rates when that same energy is returned to the grid. National Grid and ISO-NE have agreed to change the metering to "net metering" which should significantly reduce our costs going forward. We have also incurred higher labor costs related to monitoring the system, especially during the initial weeks. Those costs are also expected to decrease as we and the ISO gain experience with the system and make minor changes that allow it to respond better to the ISO's control signal. However, although our cost of energy and other operating costs are expected to decrease, we still do not expect to be able to operate profitably in the ISO-NE region until the revenue factors discussed earlier are addressed.

        Our 2008 business plan was to deploy up to 5 MW in ISO-NE under its Alternative Technologies Pilot program. Due to uncertainty and volatility in the equity markets, we modified our business plan during the fourth quarter of 2008 to ensure sufficient cash reserves into the first quarter of 2009. This combined with delays in utility interconnection work as a result of severe winter weather and the analysis and refinement of the motor-generator, resulted in a reduction in the number of megawatts we deployed in ISO-NE by the end of 2008 to one MW.

        Due to the economics of the northeastern market, several megawatts of capacity originally planned for the ISO New England Pilot Program will instead be deployed to our site in Stephentown, New York, and to a second site in the PJM Interconnection. This will allow us to gain bidding and operations experience in two additional regulation markets and broader visibility as a regulation service provider. The New York system will be interconnected to NYSEG, a major state utility with which we have already entered into an interconnection agreement. The New York ISO is expected to open the market for energy storage-based regulation services by mid-2009.

        On February 23, 2009, we announced that we had signed a contract with American Electric Power (AEP) and one of its operating subsidiaries, Columbus Southern Power Company, to build a 1 MW Smart Energy Matrix™ installation at an AEP site in Groveport, Ohio. The system, which will be connected to the grid within the operating region of the PJM Interconnection (PJM), will provide commercial revenue from the provision of frequency regulation services. AEP will provide the site and certain integration services in support of the project, and have an opportunity to gain in-depth knowledge about the performance of our system and its impact on frequency regulation and grid stability. The agreement calls for us to deliver, install, test and operate, at our expense, a 1 MW Smart Energy Matrix™. AEP will provide and /or install materials and services needed to interconnect our system to PJM, including the foundation, electrical transformer, associated wiring and connection to power lines. AEP has already completed the necessary system impact study and executed an interconnection agreement. Installation of the Smart Energy Matrix™ is scheduled to begin in mid-year 2009.

        We need to obtain additional cash during 2009 to 2011 to fund:

  •
  Our continuation as a going concern

  •
  Ongoing refinements of the Smart Energy 25 flywheel and the Smart Energy Matrix™ system

  •
  The ramp-up of our manufacturing and assembly capacity

  •
  The manufacture of flywheels and build-out of installations to provide frequency regulation services to the electricity grid

  •
  Working capital requirements

  •
  The identification and development of new business opportunities.

        By the end of 2009, we expect to have a total of 7 MW of capacity in service, between the Tyngsboro, Stephentown and Ohio sites. Although we have sufficient cash to fund operations through the second quarter, we estimate that we will need to raise approximately $30 million during 2009 to fund our business plan and have sufficient working capital to continue to order long-lead items needed for our 2010 production plan. We could deploy frequency regulations systems faster than contemplated by our current plan should additional funding become available, e.g., through the DOE loan guarantee program or otherwise.

        As part of our new business development, we may evaluate possible acquisitions of enterprises or technologies that we would consider synergistic from a market, technology or product perspective.

        From inception through December 31, 2008, we have incurred losses of approximately $186.9 million. We expect to continue to incur losses as we expand our product development and begin to increase our manufacturing capacity.

Revenue

Our revenue during 2008 came from three sources:

  •
  Fixed price research and development contracts from government agencies, for which revenue has been recognized using the percentage-of-completion method

  •
  Sales of inverters and accessories

  •
  Frequency regulation service revenue from the ISO-NE pilot program which began on November 18, 2008.

        Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and potentially from the sale of our Smart Energy Flywheel systems. However, in the past, we have earned revenue from research and development contracts with government agencies, and we continue to pursue similar contracts. In 2007 we derived approximately 95% of our revenue from our research and development contracts; two of those contracts accounted for 84% of our total revenue. In 2008, since most of our development contracts were completed in 2007, our revenue was substantially less than in 2007, and less than 18% of our revenue was derived from our research and development contracts. In addition, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

Cost of Goods Sold

        Cost of goods sold on fixed price research and development contracts are predominantly being recorded on the percentage-of-completion method and consist primarily of direct labor and material, subcontracting and associated overhead costs. Cost of goods sold for frequency regulation services consists of the cost of energy. Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

Selling, General and Administrative Expenses

        Our sales and marketing expenses consist primarily of compensation and benefits for sales and marketing personnel and related business development expenses. Sales and marketing expenses have increased as we have expanded our regulatory activity aimed towards the modification of market rules to facilitate our participation in the regulation services market. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. In 2008, our selling, general and administrative expenses increased by approximately 20% over the same period in 2007, primarily due to increased legal and professional fees associated with regulatory activity and continued work on the DOE loan program; higher compensation costs due in part to the hiring of a Director of Regulatory and Market Affairs and a Director of Human Resources and higher equity-based compensation costs; and increased use of subcontractors and consultants. Our selling, general and administrative expenses for 2007 were approximately 10% lower than during the same period during 2006, due primarily to a reduction in public company expenses, reduced use of subcontractors and consultants, lower stock compensation expense as a result of fewer new hire option grants and a lower Black Scholes fair value for options issued during the early portions of the fiscal year and allocation of a portion of our general and administrative expenses to our Government contracts. These reductions in cost were partially offset by slight increases in salaries and benefits resulting from new hires. Overall, we expect our selling, general and administrative expenses fo fiscal 2009 to be lower than in 2008 primarily due to lower legal costs and other planned cost reductions.

Research and Development

        Our cost of research and development includes the cost of unabsorbed manufacturing overhead since our flywheel production department is not yet running at full capacity, the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process. In 2005, we began development efforts on our Smart Energy 25 flywheel system. In 2008, we substantially completed development of the Smart Energy Matrix™ and began limited production of commercial units and building our first frequency regulation installations. Research and development costs have increased considerably from 2005 through 2008. Our research and development costs during 2008 were approximately 84% higher than during the same period in 2007, due to legal and professional fees associated with the Arete litigation, higher material costs, higher salary and benefit costs related to headcount increases to support engineering development and testing as well as manufacturing, higher facility costs and moving expenses and increased use of consultants and contractors. In 2008, we worked to develop at least two suppliers capable of producing each component of the Smart Energy Matrix™ and, consequently, we incurred substantial tooling and material costs, some of which was paid on a "best efforts" basis to suppliers who have not yet been able to meet our specifications. These costs were expensed. We also expensed approximately $1,385,000 for material, outside contractors, labor, overhead and interest related to the construction of the non-fungible portions of the system outside our Tyngsboro location for the ISO-NE pilot program.

        We expect research and development expenses in 2009 to be lower than in 2008 due to lower legal costs, along with lower expense material and subcontractor costs.

Loss on Contract Commitments

        In 2007, we completed all but one of our existing contracts at a lower cost than had been previously expected, and recorded a credit against previously recognized contract losses of approximately $578,000. In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission. We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected "cost share" portion of the Tehachapi contract.

Depreciation and Amortization

        Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities. Depreciation expense will increase substantially in future periods as we build and deploy our frequency regulation installations.

Interest and Other Income/Expense, net

        In 2008, 2007 and 2006, non-operating income consisted primarily of interest income resulting from cash on hand. Approximately $300, $10,000 and $18,000 were received in 2008, 2007 and 2006, respectively, in settlement of a class action suit relating to unfair practices engaged in by certain insurance brokerage firms. A loss of approximately $100 and a gain of approximately $3,000 related to the sales of fixed assets were recognized in 2008 and 2007, respectively. Interest expense in 2008 related to the MassDev loan.

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

Revenue Recognition

        Although we have shipped products and recorded contract and frequency regulation service revenues, our operations have not yet reached a level that would qualify us to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

  – Product Sales

    We recognize revenues in accordance with accounting principles generally accepted in the United States of America. Generally, revenue is recognized on transfer of title, typically when products are shipped, and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until products are subsequently sold by distributors to their customers.

  – Frequency Regulation Service Revenue

    Revenue from service transactions is recognized when it has been earned and is realized or realizable. Revenue from services is earned either as the services are performed or when they are complete, and is considered realizable once the customer has committed to pay for the services and the customer's ability to pay is not in doubt. Frequency regulation service revenue is calculated on an hourly basis, as services are provided, based on formulas specific to the tariffs in effect at the applicable ISO at bid award rates that are published by the ISO. Frequency regulation service revenue is calculated using the applicable rates and formulas as services are provided, and reconciled to amounts calculated and reported by the applicable ISO. If there are substantial variances between the revenue amounts we calculate and those reported by the ISO, recognition of the discrepant amounts may be deferred until the variances have been investigated and agreement reached between us and the ISO as to the correct revenue amount. If the variances are not significant, we recognize the amounts reported by the ISO.

  – Government Contract Revenue Recognized on the Percentage-of-Completion Method

    We recognize contract revenues using the percentage-of-completion method. We use labor hours as the basis for the percentage-of-completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Revenues recognized in excess of amounts billed are classified as current assets, and included in "Unbilled costs on contracts in process" in our balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under "Advance billings on contracts." Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

    All of our research and development contracts are subject to cost review by the respective contracting agencies. Our reported results from these contracts could change adversely as a result of these reviews.

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products or the design of a frequency regulation facility. As such, the work has supported our core research and development efforts. We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue. Most of our contracts have been granted on a cost-share basis, for which the expected cost-share is recorded as a contract loss. Additionally, each quarter we perform an evaluation of expected costs to complete our in-progress contracts and adjust the contract loss reserve accordingly.

Inverter Inventory Valuation

        We value our inventory at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory.

        We have a limited amount of inventory related to our inverter product line, for which reserves were recorded in prior years. These impairment charges were made due to the uncertainty of realizing any future value from the inventory due to the lack of substantial revenues to date from our inverter product line. Accordingly, for the years ended December 31, 2008, 2007 and 2006, the value of our inverter product line inventory was fully-offset by these reserves.

Patent Costs

        We capitalize external legal costs incurred in the defense of our patents where we believe it is likely that the patent has a future economic value to us. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents. We own intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, direct current output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our inverter products, and expect to obtain other patents during 2009 and beyond. In December 2004, we recorded impairment charges to write down our capitalized patent costs to zero, due to the lack of substantial revenues to date and the uncertainty of realizing any future value from these patents. Accordingly, all costs incurred since 2004 related to the development of intellectual property were expensed as incurred. However, as we have now begun to commercialize our technology, going forward legal costs associated with obtaining patents which we expect to have future commercial value will be capitalized and amortized over the life of the patent. We review our intangible assets periodically for impairment, and record impairment reserves as appropriate.

Warranty Reserves

        The solar inverters we have sold carry warranties that require us to repair or replace defective products returned to us during the applicable warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates and repair costs at the time of sale.

        Should we sell our Smart Energy Matrix™ systems in the future, it is likely that the terms of sale will include a warranty. In that event, we will estimate the repair costs under the terms of the warranty, and record an initial provision for warranty costs that we will adjust periodically based on actual results and anticipated future costs at that time.

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

Property and Equipment

        Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. These costs include labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements.) Repair and maintenance costs are expensed as incurred. Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs."

        Capital assets are classified as "Construction in Progress" (CIP) when initially acquired, and reclassified to the appropriate asset account when placed into service, with the exception of land, which is capitalized upon purchase. Depreciation expense is not recorded on assets not yet placed into service.

        Materials purchased to build flywheels, power electronics and other components used in our frequency regulation installations are classified as CIP, along with the related labor and overhead costs. Some components of the Smart Energy Matrix™, such as the flywheels and power electronics, are considered "fungible" in that they can be moved and redeployed at a different location. Other costs are sunk costs which would not be recovered if we redeployed the matrix or portions thereof. In some cases, we may elect to deploy a Smart Energy Matrix™ system at a location for the purpose of demonstrating our technology or gaining experience operating in that particular market. In these instances, the costs of the fungible components are capitalized, and the remaining costs, which may include such costs as site preparation, interconnection costs, capitalized interest and estimated exit costs, are expensed.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate, we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount, or the cost to repair the asset. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

        In certain instances, we may determine that it is in the best interest of the Company to re-deploy all or part of a Smart Energy Matrix™ system installed at a given location. When such a determination has been made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value not associated with the fungible components.

        Based on our annual analysis, no asset impairment charges were considered necessary for 2007 or 2008. Certain long-lived assets were damaged in December 2006 and we recognized an asset impairment charge of approximately $18,600 in 2006.

Other assets and deferred financing costs

        We will defer our direct costs incurred to raise capital or to acquire an entity in a business combination. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred.

Advance billings on contracts

        We may receive performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances are classified as current liabilities.

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

        We adopted Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," which we adopted effective January 1, 2008, and the following related accounting guidance:

  •
  Financial Accounting Standards Board (FASB) Staff Position No. 157-2, "Effective Date of FASB Statement No. 157 "

  •
  FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active"

  •
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (effective for us on January 1, 2008.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. The determination of fair value sometimes requires subjective and complex judgment. We did not elect the fair value option for any of our financial assets or liabilities. Therefore, SFAS No. 157 did not have an impact on our financial statements.

Recently Issued Accounting Pronouncements and Regulations

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity's financial position, financial performance and cash flows. This new standards is effective for our Company as of January 1, 2009. We do not expect any significant impact on financial accounting or reporting as a result of adoption of this new accounting standard.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS contains disclosure requirements which are intended to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 1414R is effective for our Company as of January 1, 2009. We currently do not expect any significant impact on our results of operations, financial position or cash flows as a result of the adoption of this new accounting standard. However, the adoption of SFAS No. 141R will impact the accounting for any business combinations occurring subsequent to December 31, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for our company as of January 1, 2009. We do not expect any significant impact on financial accounting or reporting as a result of adoption of this new accounting standard.

        In December 2007, the FASB issued EITF 07-01, "Accounting for Collaborative Agreements." EITF 07-01 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, which includes arrangements entered into regarding development and commercialization of products. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaborative relationship. EITF is effective for our Company as of January 1, 2009. The adoption of EITF 07-01 will not have an effect on our financial condition or our net loss. However, the adoption of EITF 07-01 may have an effect our accounting for any collaborative arrangements we may enter into in the future.

Results of operations

Comparison of Year ended December 31, 2008 and 2007

	Twelve months ended December 31,
	2008	2007	$ Change	% Change
	(in thousands)
Revenue	$68	$1,389	$(1,321)	95%
Cost of goods sold	53	1,248	1,195	96%

Gross margin	15	141	(126)	89%
Selling, general and administrative	7,074	5,876	(1,198)	20%
Research and development	15,398	8,387	(7,011)	84%
Loss on contract commitments	86	(578)	(664)	115%
Depreciation and amortization	1,295	145	(1,150)	793%
Casualty loss (recovery)	—	(69)	(69)	100%
Interest and other income (expense), net	270	702	(432)	62%

Net loss	$(23,568)	$(12,918)	$(10,650)	82%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2008 and 2007.

		Twelve months ended December 31,		Cumulative Contract Value Earned as of 2008
	Percent complete				Total Contract Value	Remaining Value (Backlog)
		2008	2007
	(dollars in thousands)
CEC	100%	$—	$78	$1,233	$1,233	$—
NYSERDA PON 846	100%	—	81	646	646	—
NYSERDA PON 800	83%	3	(1)	54	63	9
Air Force Research Laboratory	100%	—	488	750	750	—
Sandia DOE Earmark	100%	—	677	752	752	—
Tehachapi	4%	9	—	9	250	241

Total Contract Revenue		$12	$1,323	$3,444	$3,694	$250
Frequency regulation revenue		10	—
M5 and accessories		46	66

Total		$68	$1,389	$3,444	$3,694

        In 2008, we focused on completing development of the Smart Energy Matrix™, manufacturing our initial commercial flywheels, and building our first frequency regulation facility in Tyngsboro aimed at entering the ISO-NE pilot program in November 2008. We earned approximately $10,000 in revenue from the pilot program during 2008. This amount is not representative of the amounts we expect to earn going forward, due to a number of factors. Most of our research and development contacts were completed in 2007. Consequently, contract revenue dropped from approximately $1,323,000 in 2007 to $12,000 in 2008. In addition, we recorded revenue of approximately $46,000 from the sale of Smart Power M5™ inverter systems and related products, compared to approximately $66,000 in 2007. In 2009, we expect both frequency regulation and contract revenue to increase, due to the deployment of additional capacity of frequency regulation and the Navy contract awarded early in 2009.

Cost of Goods Sold

        Cost of goods sold decreased from approximately $1,248,000 in 2007 to approximately $53,000 in 2008. Cost of goods sold represents approximately $12,000 for research and development contracts calculated on the percentage of completion method. Year over year, the reduction in cost of sales associated with contracts was proportional to our reduction in contract revenue. Cost of goods sold also includes approximately $41,000 for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE Pilot program. Cost of energy exceeded revenue from frequency regulation because of the manner in which we were connected to the grid for the pilot program, which resulted in our being paid for energy we provided to the grid at wholesale rates, but we were billed for the energy we used at retail rates. We have reached an agreement with ISO-NE and our service provider to change the metering to a "net meter" through ISO-NE during 2009, which we expect will reduce our energy costs in 2009. However, total energy costs for 2009 will be higher than in 2008 since the energy costs for 2008 represent the cost related to 1 MW of capacity for a only six-week period. In 2009, we expect to be providing more frequency regulation service capacity over a longer period of time than occurred in 2008.

Selling, general and administrative expenses

	Twelve months ended December 31,	Comment
	(in thousands)
Period Ended December 31, 2007	$5,876
Increases (decreases):
Legal and professional	966	Increase due primarily to regulatory efforts and costs associated with the DOE loan and MassDev loan programs.
Salaries and benefits	792	Increase due to increased headcount, specifically in the regulatory and human resource areas, and increased cost of benefits such as health insurance.
Subcontractors and consultants	285	Increased use of consultants for regulatory efforts associated with market rule changes and site selection for frequency regulation facilities.

	Twelve months ended December 31,	Comment
	(in thousands)
Allocation of overhead to contracts	158	Only one contract has allowed us to charge General and Administrative overhead, and that contract was completed in 2007. Since overhead allocated to contracts appears as a credit to the Selling, General and Administrative expense (SG&A), the loss of this credit results in an increase in SG&A expense.
Stock compensation expense	(1,055)	Decrease due to reversal of stock compensation related to officer performance-based RSU grant for which management no longer believes it is probable that the performance requirements will be met.
Other	52	Other includes general business expenses that were generally higher due to increased activity.

Period Ended December 31, 2008	$7,074

        Selling, general and administrative expenses totaled approximately $7,074,000 and $5,876,000 for the years ended December 31, 2008, and 2007, respectively, which represents an increase of approximately $1,198,000, or 20%, year over year. Significant changes in spending are explained in the table shown above. Overall, we expect our selling, general and administrative expenses for fiscal 2009 to be lower than in 2008 primarily due to lower legal costs and other planned cost reductions.

Research and development expenses:

	Twelve months ended December 31,	Comment
	(in thousands)
Period Ended December 31, 2007	$8,387
Increases (decreases):
Expense materials	2,352
		Includes tooling and other non-recurring expenses associated with qualifying suppliers for production, including write-offs for "best effort" attempts and the cost of some non-conforming product we received from suppliers. Also includes cost of certain materials used to build portions of the Smart Energy Matrix™ outside our facility in Tyngsboro, Massachusetts which are not "movable" (fungible) to another site.
Legal	2,078	Increase due primarily to costs associated with the Arete lawsuit.

	Twelve months ended December 31,	Comment
	(in thousands)
Salaries and benefits	1,339	Primarily due to increase in headcount in engineering, manufacturing, and materials management associated with move from development to production activities.
Consultants and subcontractors	599	Increase due primarily to amounts paid to contractor to build portions of the Smart Energy Matrix™ outside our facility in Tyngsboro, Massachusetts that are not "movable" (fungible) to another site.
Allocation of overhead to contracts	727
		All but one contract was complete at end of 2007; shift of effort from contract work to completing development, manufacturing, testing and installing first frequency regulation facility in Tyngsboro resulted in decrease in overhead charged to contracts in 2008 from 2007.
Facility costs	97	Higher cost of new, larger facility.
Stock compensation expense	75
		Increase in compensation cost for options granted to new hires and as part of the 2007 incentive plan payout, partially offset by the reversal of previously-recorded stock compensation expense associated with a grant of performance-based RSUs for which management no longer believes achievement is probable.
Other	31	Includes higher costs of repair and maintenance, software and outside testing.
Moving-related costs	(287)	Primarily costs associated with moving our facility from Wilmington to Tyngsboro, Massachusetts, which were incurred in late 2007, and to a lesser extent, in early 2008.

Period Ended December 31, 2008	$15,398

        For the year ended December 31, 2008, research and development expenses increased by approximately $7 million or 84%, in comparison to the equivalent period in 2007. See the table above for explanations of the factors which were responsible for the most significant changes to research and development spending. We expect research and development costs during 2009 to be lower than in 2008 due to lower legal costs, along with lower expense material and subcontractor costs.

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts. Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.

        We recorded contract commitment losses on our research and development contracts in 2005 and 2006, which we reduced in 2007 by approximately $578,000 as we completed all but one contract for amounts which were less than previously estimated. In April 2008 we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development (R&D) project sponsored by the California Energy Commission. We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. In addition to the California Energy Commission, which is funding the project, other leading stakeholders include Southern California Edison and the California ISO. The flywheel system will be installed in Tehachapi, California, a high-potential wind resource area where, according to a report from the California ISO, up to 4,200 megawatts of wind power may be added in the coming years. Our flywheel energy storage systems may also have the potential to address shortages in transmission line capacity, which this wind power integration project is intended to prove. The primary goal of the project is to demonstrate that advanced control technology with energy storage can help expand the delivery of renewable wind energy by effectively increasing the capacity of constrained transmission facilities in the Tehachapi area. This project supports California's goal to upgrade and expand its electricity transmission and distribution infrastructure per the state's Energy Action Plan of 2003. We recorded a charge of approximately $87,000 during the second quarter of 2008 to reflect the expected "cost share" portion of the Tehachapi contract.

Depreciation and Amortization

        Depreciation and amortization expense increased from approximately $145,000 during the year ended December 31, 2007 to approximately $1,295,000 for the same period in 2008, an increase of approximately $1,150,000, or 793%. The increase is primarily due to capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro, as well as the purchase of machinery and equipment required to begin commercial production. As of December 31, 2008, we had approximately $11.6 million in "Construction in progress", of which approximately $6.6 million are materials to build flywheels and approximately $4.5 million are costs related to the construction of Smart Energy Matrix™ systems. We expect depreciation expense to continue to increase during 2009 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income / (Expense), net

        Average cash balances during 2008 were lower than during the same periods in 2007, as were interest rates. In addition, in 2008, we obtained a loan from Mass Development, for which we began paying interest in October 2008. These factors contribute to a reduction of net interest and other income of approximately $432,000, or 62%, over the equivalent period last year.

Net Loss

        As a result of the changes discussed above, the net loss for the year ended December 31, 2008, was approximately $23,568,000, as compared to a net loss during the same period in 2007 of approximately $12,918,000. This represents an increase in net loss of approximately $10,650,000, or 82%. The increase in the loss for the year is due primarily to the factors discussed above.

Comparison of Year ended December 31, 2007 and 2006

	Twelve months ended December 31,
	2007	2006	$ Change	% Change
	(in thousands)
Revenue	$1,389	$969	$420	43%
Cost of goods sold	1,248	845	(403)	48%

Gross margin	141	124	17	14%
Selling, general and administrative	5,876	6,508	632	10%
Research and development	8,387	4,748	(3,639)	77%
Loss on contract commitments	(578)	1,385	1,963	142%
Depreciation and amortization	145	96	(49)	51%
Casualty loss (recovery)	(69)	69	138	200%
Interest and other income (expense), net	702	519	183	35%

Net loss	$(12,918)	$(12,163)	$(755)	6%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2007 and 2006.

		Year ended December 31,		Cumulative Contract Value Earned as of 2007
	Percent complete				Total Contract Value
		2007	2006
		(dollars in thousands)
CEC	100%	$78	$226	$1,233	$1,233
NYSERDA PON 846	100%	81	235	646	646
NYSERDA PON 800	82%	(1)	32	51	63
Air Force Research Laboratory	100%	488	263	750	750
Sandia DOE Earmark	100%	677	75	752	752

Total Contract Revenue		1,323	831	3,432	3,444
Inverters and accessories		66	138	—	—

Total		$1,389	$969	$3,432	$3,444

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

Selling, general and administrative expenses

	Year ended December 31,	Comment
	(in thousands)
Period Ended December 31, 2006	$6,508
Increases (decreases):
Salaries and benefits	216	Increased headcount
Facility costs	90
Hiring expenses	23
Travel	20
Telephone	16
Reduction of bad debt reserve	(22)
Audit fees	(26)
Trade shows	(27)
Other	(23)
Office upgrades and equipment repairs	(45)
Subcontractors and consultants	(122)	Less use of consultants
Public company expenses	(142)
Allocation of overhead to contracts	(160)	Represents allocation of G&A overhead to the Sandia contract; our other contracts did not allow us to allocate G&A overhead.
Stock compensation expense	(430)	Mainly due to a decrease in the Black Scholes value of options issued in 2007 compared to the valuation for options issued during the prior year.

Period Ended December 31, 2007	$5,876

        Selling, general and administrative expenses totaled approximately $5,876,000 and $6,508,000 for the years ended December 31, 2007, and 2006, respectively. The most significant factors associated with the increase in costs is shown in the table above.

Research and Development Expenses

	Year ended December 31,	Comment
	(in thousands)
Period Ended December 31, 2006	$4,748
Increases (decreases):
Salaries and benefits	1,214	Increased expenses resulting from the hiring of engineering personnel during the latter half of 2006 to support our flywheel development and testing
Facility costs	681	Increase primarily due to the cost of operating facilities in both Tyngsboro and Wilmington as we prepared the Tyngsboro facility for occupancy
Consultants and subcontractors	414	Increased use of consultants
Allocation of overhead to contracts	326	Lower allocation of overhead to contracts
Costs related to facility move	299	Costs associated with relocating our facility from Wilmington to Tyngsboro, Massachusetts
Expense materials	419	Increased use of materials in the development of our Smart Energy 25 flywheel
Legal	239	Legal expenses charged to manufacturing represents primarily cost of developing and protecting our patents and in defending against Arete patent infringement claim.
Hiring expenses	41
Outside testing	41
Travel	20
Other	10
Stock compensation expense	(65)	Lower Black Scholes valuation for options issued during the early portion of 2007

Period Ended December 31, 2007	$8,387

        For the year ended December 31, 2007, research and development expenses increased by approximately $3.6 million or 77%, in comparison to the equivalent period in 2006. In addition to the comments shown above explaining the fluctuation in costs, in December 2006, we experienced a flywheel malfunction during testing in one of our test cells which resulted in damage to some research and development materials, test equipment, facility and the prototype flywheel being tested. During 2007 we recovered essentially all of the costs associated with the malfunction from our insurance carriers. The insurance proceeds were used to offset previously recorded casualty losses and to offset the costs of expensed materials used to build the prototype flywheel. In addition to costs associated with the malfunction, we spent approximately $61,000 to investigate the cause of the malfunction and to insure that the necessary modifications were implemented to prevent similar malfunctions in the future. These costs are included in the increased cost shown for consultants and subcontractors, above.

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation installation. As such, the work has supported our core research and development efforts. Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss. We recorded contract commitment losses on our research and development contracts in 2005 of $1,535,000 based on expected cost overruns related to material, labor and overhead required to complete the contracts. During 2006, we recorded additional charges totaling approximately $1,385,000 to the contract loss reserve. This amount consisted of net increases in estimated material, labor, overhead and travel costs expected to complete existing contracts along with our expected cost share portion of the Sandia contract. By the end of 2007, all but one smaller government contract was complete. We recorded a reduction to the losses on contract commitments of approximately $578,000, based on the actual cost to complete these contracts, which was less than previously estimated. This amount consisted of net decreases in material, labor, overhead and travel costs required to complete existing contracts of approximately $465,000. In addition, since our actual overhead rate was lower than forecasted at the beginning of the fiscal year, we reduced the overhead applied to the contracts and our contract loss reserve by an additional $113,000.

Depreciation and Amortization

        The increase in depreciation expense for the year ended December 31, 2007 as compared to the same period in 2006 of approximately $49,000, or 51%, was primarily attributable to depreciation on new assets acquired during 2007 and the latter half of 2006.

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

Liquidity and Capital Resources

	Twelve months ended December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents	$14,357	$30,417
Working capital	6,501	28,820
Cash provided by (used in)
Operating activities	(13,859)	(11,282)
Investing activities	(17,146)	(6,930)
Financing activities	14,946	43,378

Net increase (decrease) in cash and cash equivalents	$(16,059)	$25,166

Current ratio	1.7	9.1

        Our cash requirements depend on many factors including, but not limited to, cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as general and administrative expenses. Since we are still in the development stage and have not yet generated significant revenue from our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements. We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. In previous years, we took significant actions to reduce our cash expenditures for product development, infrastructure and production readiness by reducing headcount, development spending and capital expenditures. However, as we completed development of the Smart Energy Matrix™ and began commercial activity aimed at revenue generation in 2009, we increased our headcount and spent additional funds on production materials, capital equipment, market analyses and the pursuit of regulatory relief to modify market rules in a way that ensures our ability to enter markets on a timely and profitable basis. We expect to require significant cash resources during 2009 through 2011 as we increase capacity to manufacture our Smart Energy 25 flywheels and build frequency regulation facilities.

        Due to uncertainty and volatility in the equity markets, we only deployed one MW capacity through the ISO-NE Pilot Program in 2008. We plan to re-deploy the additional megawatts originally planned for the Pilot Program to our site in Stephentown. In volume production, our goal is to complete a 20 MW facility at an approximate cost of $25 to $30 million, while the first 20 MW plant will cost approximately $60 million. In 2009 our business plan is to deploy 5 MW of capacity at our first 20MW site and an additional megawatt in Ohio through AEP; however the number of megawatts we will be able to deploy is dependent on obtaining sufficient funding for these capital outlays. We expect to fund the construction of our first 20 MW plant from a combination of debt and equity. Our ability to obtain sufficient funding will pace our ability to produce flywheel systems and deploy them. In 2010 and 2011, we will continue to have capital needs that will require additional equity and debt to fund the ongoing deployment of frequency regulation facilities.

        We must raise additional equity and/or project financing to execute our business plan. Based on our rate of expenditure of cash and the additional expenditures expected to support our business plan, we have sufficient cash to fund operations through the second quarter of 2009. We need to obtain additional cash during 2009 to 2011 to fund:

  •
  Our continuation as a going concern

  •
  Ongoing refinements of the Smart Energy 25 flywheel and the Smart Energy Matrix™ system

  •
  The ramp up of our manufacturing and assembly capacity

  •
  The manufacture of flywheels and the build-out of installations to provide frequency regulation services to the electricity grid

  •
  Working capital requirements; and

  •
  The identification and development of new business opportunities.

        On February 20, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million. The agreement requires Seaside to buy $1 million of common stock from us once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day.) The agreement is structured in three six-month tranches, or segments, each covering monthly closings of $1 million each, for up to $6 million total. We are committed to only the first six-month tranche, but we have the option, exercisable at our sole discretion, to extend the agreement for up to two additional six-month periods (each for up to $6 million), for a total of up to $18 million over the three tranches. Under the terms of this agreement, on February 20, 2009, we issued 2,656,184 shares to Seaside at a price per share of $0.37648 for an aggregate value of $1,000,000.

        In order to implement our business plan to build, operate and receive fees for frequency regulation services and have sufficient working capital to continue to execute our business plan through 2009, in addition to the funds expected from the sale of stock to Seaside, we will need to raise funds though a combination of debt and equity during 2009. Also, to achieve our out-year deployment plan for additional frequency regulation facilities, we will need to raise additional capital beyond 2009 either from project finance or additional equity transactions.

Operating activities

        Net cash used in operating activities was approximately $13,859,000, $11,282,000 and $8,441,000 for the twelve months ended December 31, 2008, 2007 and 2006, respectively. The primary component to the negative cash flow from operations is from net losses. Net loss for 2008 was approximately $23,568,000. The net operating loss was partially offset by non-cash charges of approximately $859,000 for stock compensation expense, $1,295,000 for depreciation, approximately $518,000 related to the issuance of stock to settle a lawsuit, deferred rent of approximately $85,000 and approximately $10,000 interest expense related to the issuance of warrants issued in conjunction with the MassDev loan. Changes in operating assets and liabilities generated approximately $5,512,000. In addition, we received $1,430,000 from our landlord as a credit for certain building improvements.

        Net loss for 2007 was approximately $12,918,000. Cash used by operations was partially reduced by an insurance recovery of approximately $336,000 relating to a malfunction that occurred in December 2006 during testing of a prototype flywheel. In addition, the net operating loss was partially offset by non-cash charges of approximately $1,838,000 and $144,000 for stock compensation expense and depreciation, respectively. Changes in operating assets and liabilities generated approximately $521,000 in cash which were more than offset by deferred rent of approximately $517,000, expenses paid against a previously-recorded restructuring reserve of approximately $347,000 and a gain on sale of fixed assets of approximately $3,000.

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

Investing Activities

        Net cash used in investing activities was approximately $17,146,000, $6,930,000 and $272,000 for 2008, 2007 and 2006, respectively. The primary use of cash for 2008 was the purchase and construction of property and equipment of approximately $17,315,000. The 2008 capital additions include approximately $11,630,000 which is classified as "Construction in Progress" as of the end of December 2008, most of which consisted of completed flywheels, trailers housing electronic components, along with material, labor and overhead. In 2008, we reduced restricted cash by $174,000 due to the completion of the Wilmington lease. This amount was partially offset by a requirement from ISO-NE to implement a restricted cash account for financial assurance purposes in the amount of approximately $5,000.

        The primary use of cash from investing activities for 2007 was the purchase and construction of property and equipment of approximately $6,734,000. The 2007 capital additions include approximately $5,782,000 which is classified as "Construction in Progress" as of the end of December 2007, most of which relates to the build-out of our Tyngsboro headquarters. Approximately $453,000 of the additions relate to production material was purchased to build flywheels for commercial use in our Smart Energy Matrices. In 2007, we increased restricted cash by $200,000 as a requirement under our Tyngsboro lease. Proceeds from the sale of equipment provided approximately $4,000 in cash in 2007.

        The primary use of cash for 2006 was the purchase of property and equipments of approximately $317,000. The capital additions were partially offset by reductions of restricted cash of approximately $45,000.

Financing Activities

        Net cash generated by financing activities was approximately $14,946,000, $43,378,000 and $75,000 for 2008, 2007 and 2006, respectively. During 2008, we raised approximately $11,264,000 from the sale of our stock and warrants, net of expenses, approximately $3,572,000 from a loan from MassDev, approximately $15,000 for the exercise of employee stock options and approximately $98,000 for the issuance of stock to our employees under the employee stock purchase plan, offset by approximately $3,000 paid for financing costs.

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

        The following table summarizes our commitments at December 31, 2008:

	Description of Commitment
	Operating lease	Purchase Obligations	Total
Period ending:
December 31, 2008	$—	$6,846,297	$6,846,297
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
Thereafter	618,000		618,000

Total Commitments	$4,383,938	$6,846,297	$11,230,235

        At December 31, 2008, we had firm purchase commitments with our suppliers of approximately $6.8 million. These commitments are for components for our commercial flywheel systems, completion of the build-out of the Tyngsboro facility, and to satisfy contractual obligations for our research and development programs, among other things. In addition, we have a commitment of approximately $2.2 million to purchase a key component from a supplier who has not yet been able to meet our technical specifications. We do have another supplier for this component. However, since our objective is to have at least two suppliers for all key components, we are working closely with the supplier to resolve this from a technical perspective. If not, however, the contract will be cancelled due to the supplier's inability to perform.

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

        As part of the Tyngsboro lease agreement, we issued to the landlord 150,000 shares of our common stock pursuant to our registration statement on Form S-3 filed on August 17, 2007, which became effective on August 28, 2007, and a warrant exercisable for 500,000 shares of our common stock pursuant to an exemption from registration under the Securities Act of 1933, as amended, in return for lower cash payments payable by us under the lease. We have provided the Wilmington and Tyngsboro lessors with irrevocable letters of credit securing our performance under these leases with a balance at December 31, 2008 and 2007 of $200,000 and $374,346, respectively, which are reduced periodically during the lease terms. These letters of credit are secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. In addition, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

        In the future, additional capital expenditures may be required for a phase two build-out of manufacturing capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

Financing

        On December 24, 2008, we sold 8,966,000 units of the Company at a purchase price of $0.50 per unit for a total of approximately $4.1 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $0.74 per share, for a total of 8,966,000 warrants. The warrants become exercisable six months and one day after their issuance, and expire five and one half years after their issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on July 29, 2008.

        On October 15, 2008, we sold 8,700,000 units of the Company at a purchase price of $0.91 per unit for a total of approximately $7.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $1.20 per share, for a total of 8,700,000 warrants. The warrants become exercisable six months and one day after their issuance, and expire five and one half years after their issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on July 29, 2008.

        On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency ("MassDev") pursuant to which MassDev agreed to lend us up to $5 million. This loan derives from a funding collaboration between the Emerging Technology Fund of MassDev and the Massachusetts Technology Collaborative's Business Expansion Initiative. The MassDev loan is evidenced by a promissory note under which we may make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain tenant improvements at our Tyngsboro, Massachusetts facility. We have one year following the date of the initial advance to draw on the loan. The initial advance on the loan was made on October 1, 2008 for approximately $3.5 million. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%. As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation ("MTPC"), as part of MTPC's participation under the Massachusetts Technology Collaborative's Business Expansion Initiative. The fair value of the warrants is being amortized over the term of the loan.

        In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit, for a total of approximately $23.8 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which became effective on August 15, 2007.

        In September 2007, we sold 5,102,041 units of the Company at a purchase price of $1.96 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $1.99 per share, for a total of 6,122,449 warrants. In addition, 153,061 warrants were issued to the placement agents at the same price per share. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 for $50 million filed on August 6, 2007, which became effective on August 15, 2007.

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

        Inasmuch as we are not expecting to become cash flow positive until at least 2011, our ability to continue as a going concern will depend on our ability to raise additional capital. We may not be able to raise this capital at all, or if we are able to do so, it may be on terms that are adverse to shareholders. We believe that project debt financing may be available to us to meet some portion of our cash requirements for 2009.

Inflation

        Our operations have not been materially affected by inflation.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk. At December 31, 2008, we had approximately $109,000 of cash equivalents that were held in a non-interest bearing checking account. Also at December 31, 2008 we had approximately $14.2 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $10,000, which we do not believe is material. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. Approximately $6 million of our cash on hand at December 31, 2008 was invested in a mutual fund that was enrolled in the U.S. Treasury Department's Temporary Guarantee Program for money market funds. Under the Guarantee Program, the U.S. Treasury guarantees the $1.00 per share value of funds outstanding as of September 19, 2008, subject to certain terms and limitations. The program has been extended by the Treasury Department until April 30, 2009, but may be further extended by the Treasury Department to terminate no later than September 18, 2009. The guarantee will be triggered if the market-based net asset value of the fund is less than $0.995, unless promptly cured.

Item 8.    Consolidated Financial Statements and Supplementary Data

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets at December 31, 2008 and 2007	58
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the period from May 8, 1997 (date of inception) to December 31, 2008	59
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006 and for the period from May 8, 1997 (date of inception) to December 31, 2008	60
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and for the period from May 8, 1997 (date of inception) to December 31, 2008	68
Notes to Consolidated Financial Statements	70

 Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Beacon Power Corporation:

        We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and Subsidiaries (the "Company") (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from May 8, 1997 (date of inception) through December 31, 2008. We have also audited the Company's internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our integrated audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 and the period from May 8, 1997 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Beacon Power Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ MILLER WACHMAN LLP

Boston, Massachusetts
March 12, 2009

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,357,475	$30,417,095
Accounts receivable, trade, net	11,840	424,788
Unbilled costs on contracts in progress	16,804	82,195
Prepaid expenses and other current assets	976,762	1,475,084

Total current assets	15,362,881	32,399,162

Property and equipment, net	23,027,909	7,004,021
Restricted cash	205,020	374,346

Total assets	$38,595,810	$39,777,529

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,825,520	$296,463
Accrued compensation and benefits	1,410,038	1,024,874
Other accrued expenses	3,253,407	2,183,217
Advance billings on contracts	10,811	7,222
Accrued contract loss	132,526	67,419
Deferred rent—current	112,808	—
Current portion of long term debt	117,023	—

Total current liabilities	8,862,133	3,579,195

Long term liabilities:
Deferred rent—long term	885,076	—
Long term debt, net of unamortized discount of $217,909	3,237,061	—

Total long term liabilities	4,122,137	—

Commitments and contingencies (Note 4)
Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 107,433,190 and 88,658,967 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,074,332	886,590
Additional paid-in-capital	212,145,254	199,351,427
Deficit accumulated during the development stage	(186,895,207)	(163,326,844)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)

Total stockholders' equity	25,611,540	36,198,334

Total liabilities and stockholders' equity	$38,595,810	$39,777,529

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	2008	2007	2006	Cumulative from May 8, 1997 (date of inception) through December 31, 2008
Revenue	$68,131	$1,388,834	$968,577	$4,788,678
Cost of goods sold	53,005	1,248,048	845,102	5,179,264

Gross profit (loss)	15,126	140,786	123,475	(390,586)
Operating expenses:
Selling, general and administrative	7,074,211	5,875,827	6,508,375	58,048,606
Research and development	15,398,374	8,387,025	4,747,685	83,816,862
Loss on contract commitments	86,601	(577,789)	1,384,978	2,804,062
Depreciation and amortization	1,294,532	144,424	95,669	5,755,622
Casualty loss (recovery)	—	(69,084)	69,084	—
Restructuring charges	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	4,663,916

Total operating expenses	23,853,718	13,760,403	12,805,791	157,248,348

Loss from operations	(23,838,592)	(13,619,617)	(12,682,316)	(157,638,934)
Other income (expense):
Interest income	341,479	688,621	500,468	5,575,487
Interest expense	(71,452)	—	—	(1,165,155)
Gain on sale of investment	—	—	—	3,562,582
Other income (expense)	202	13,091	18,410	(222,993)

Total other income (expense), net	270,229	701,712	518,878	7,749,921

Net loss	(23,568,363)	(12,917,905)	(12,163,438)	(149,889,013)
Preferred stock dividends	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	(113,014)

Loss to common shareholders	$(23,568,363)	$(12,917,905)	$(12,163,438)	$(186,827,707)

Loss per share, basic and diluted	$(0.26)	$(0.18)	$(0.21)

Weighted-average common shares outstanding	90,866,039	73,604,198	59,080,224

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense	Deferred Stock Compensation
Description	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	—	$—	—	$—	—	$—	$—	$—
Issuance of Founder's Shares	—	—	—	—	6,750,000	67,500	—	—
Issuance of Class A preferred stock	1,390,000	5,662,500	—	—	—	—	(275,000)	—
Recapitalization	3,373,313	67,466	—	—	(6,746,626)	(67,466)	—	—
Rounding for fractional shares	—	—	—	—	(2)	—	—	—
Issuance of Class C preferred and common stock	—	—	6	29,866	13,476	134	—	—
Deferred Consulting	—	—	—	—	—	—	773,284	—
Series A Issuance for Consulting	—	—	—	—	134,464	1,345	(498,284)	—
Repayment of subscription receivable	—	—	—	—	—	—	—	—
Issuance of Series A preferred stock for services and interest on loans	4,594	11,485	—	—	—	—	—	—
Dividend on preferred stock	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	—	—
Deferred Stock Compensation	—	—	—	—	—	—	—	(1,269,445)
Issuance of stock options for consulting services	—	—	—	—	—	—	—	(47,892)
Issuance of Stock Options to settle lawsuit	—	—	—	—	—	—	—	—
Issuance of non-employee stock options	—	—	—	—	—	—	—	—

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense	Deferred Stock Compensation
Description	Shares	Amount	Shares	Amount	Shares	Amount
Amortize Deferred Stock Compensation and issue RSUs	—	$—	—	$—	1,236,240	$12,362	$—	$2,705,927
Issuance of warrants	—	—	—	—	—	—	—	—
Proceeds from stock offering, net of related expenses	—	—	—	—	22,520,802	225,208	—	—
Conversion of Series A preferred stock	(4,767,907)	(5,741,451)	—	—	9,535,814	95,358	—	—
Conversion of Series C preferred stock	—	—	(6)	(29,866)	12	—	—	—
Conversion of convertible preferred stock	—	—	—	—	19,823,704	198,237	—	—
Payment of accrued dividend	—	—	—	—	859,330	8,593	—	—
Cashless Warrant exercise	—	—	—	—	2,007,091	20,071	—	—
Exercise of Stock Options	—	—	—	—	2,447,843	24,478	—	—
Shares issued through ESPP	—	—	—	—	117,888	1,180	—	—
Option extension for CEO	—	—	—	—	—	—	—	—
Option extension for severed employees	—	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—
Deferred Stock Compensation revaluation	—	—	—	—	—	—	—	18,412
Issuance of restricted stock units for bonus	—	—	—	—	—	—	—	(2,470,147)

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense	Deferred Stock Compensation
Description	Shares	Amount	Shares	Amount	Shares	Amount
Stock buyback to pay officer loan	—	$—	—	$—	—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2005	—	—	—	—	58,700,036	587,000	—	(1,063,145)

Issuance of restricted stock units for bonus	—	—	—	—	696,160	6,961	—	—
Issuance of officer restricted stock units	—	—	—	—	10,533	106	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—	—	1,063,145
Shares issued through ESPP	—	—	—	—	17,958	180	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	100,000	1,000	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2006	—	—	—	—	59,524,687	595,247	—	—

Issuance of restricted stock units for bonus	—	—	—	—	—	—	—	—
Issuance of officer restricted stock units	—	—	—	—	32,074	320	—	—
Shares issued through ESPP	—	—	—	—	33,416	334	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	90,210	901	—	—
Stock and warrants issued for lease	—	—	—	—	150,000	1,500	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	28,828,580	288,288	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2007	—	—	—	—	88,658,967	886,590	—	—

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense	Deferred Stock Compensation
Description	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of officer restricted stock units	—	$—	—	$—	52,178	$521	$—	$—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—	—	—
Shares issued through ESPP	—	—	—	—	111,795	1,118	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	19,250	192	—	—
Warrants issued in conjunction with MassDev loan	—	—	—	—	—	—	—	—
Stock issued to settle lawsuit	—				925,000	9,250	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	17,666,000	176,661	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2008	—	$—	—	$—	107,433,190	$1,074,332	$—	$—

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	$—	$—	$—	—	$—	$—
Issuance of Founder's Shares	—	—	(67,500)	—	—	—
Issuance of Class A preferred stock	—	(5,000,000)	—	—	—	387,500
Recapitalization	—	—	—	—	—	—
Rounding for fractional shares	—	—	—	—	—	—
Issuance of Class C preferred and common stock	—	—	—	—	—	30,000
Deferred Consulting	—	—	—	—	—	773,284
Series A Issuance for Consulting	496,939	—	—	—	—	—
Repayment of subscription receivable	—	5,000,000	—	—	—	5,000,000
Issuance of Series A preferred stock for services and interest on loans	—	—	—	—	—	11,485
Dividend on preferred stock	—	—	(2,245,680)	—	—	(2,245,680)
Accretion of redeemable preferred stock to redemption value	—	—	(113,014)	—	—	(113,014)
Deferred Stock Compensation	1,269,445	—	—	—	—	—
Issuance of stock options for consulting services	47,892	—	—	—	—	—
Issuance of Stock Options to settle lawsuit	303,160	—	—	—	—	303,160
Issuance of non-employee stock options	16,288	—	—	—	—	16,288

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
Amortize Deferred Stock Compensation and issue RSUs	$(73,042)	$—	$—	—	$—	$2,645,247
Issuance of warrants	36,520,366	—	(34,580,000)	—	—	1,940,366
Proceeds from stock offering, net of related expenses	66,224,806	—	—	—	—	66,450,014
Conversion of Series A preferred stock	5,646,093	—	—	—	—	—
Conversion of Series C preferred stock	29,866	—	—	—	—	—
Conversion of convertible preferred stock	36,496,431	—	—	—	—	36,694,668
Payment of accrued dividend	1,077,714	—	—	—	—	1,086,307
Cashless Warrant exercise	(20,071)	—	—	—	—	—
Exercise of Stock Options	2,124,743	—	—	—	—	2,149,221
Shares issued through ESPP	130,886	—	—	—	—	132,066
Option extension for CEO	315,394	—	—	—	—	315,394
Option extension for severed employees	31,197	—	—	—	—	31,197
Purchase of Treasury Stock	—	—	—	132,000	(99,660)	(99,660)
Deferred Stock Compensation revaluation	(18,412)	—	—	—	—	—
Issuance of restricted stock units for bonus	2,470,147	—	—	212,940	(455,838)	(455,838)

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
Stock buyback to pay officer loan	$—	$—	$—	76,752	$(157,341)	$(157,341)
Net loss	—	—	(101,239,307)	—	—	(101,239,307)

Balance, December 31, 2005	153,089,842	—	(138,245,501)	421,692	(712,839)	13,655,357

Issuance of restricted stock units for bonus	(6,961)	—	—	—	—	—
Issuance of officer restricted stock units	(106)	—	—	—	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	1,063,145
Shares issued through ESPP	20,096	—	—	—	—	20,276
Stock-based compensation	906,488	—	—	—	—	906,488
Executive performance-based RSU compensation expense	363,636	—	—	—	—	363,636
Exercise of stock options	53,400	—	—	—	—	54,400
Net loss	—	—	(12,163,438)	—	—	(12,163,438)

Balance, December 31, 2006	154,426,395	—	(150,408,939)	421,692	(712,839)	3,899,864

Issuance of restricted stock units for bonus	—	—	—	—	—	—
Issuance of officer restricted stock units	(320)	—	—	—	—	—
Shares issued through ESPP	25,229	—	—	—	—	25,563
Stock-based compensation	1,293,094	—	—	—	—	1,293,094
Executive performance-based RSU compensation expense	545,456	—	—	—	—	545,456
Exercise of stock options	84,386	—	—	—	—	85,287
Stock and warrants issued for lease	715,114	—	—	—	—	716,614
Issuance of stock for cash, net of issuance costs	42,262,073	—	—	—	—	42,550,361
Net loss	—	—	(12,917,905)	—	—	(12,917,905)

Balance, December 31, 2007	199,351,427	—	(163,326,844)	421,692	(712,839)	36,198,334

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
Issuance of officer restricted stock units	$(521)	$—	$—	—	$—	$—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—
Shares issued through ESPP	96,799	—	—	—	—	97,917
Stock-based compensation	1,767,784	—	—	—	—	1,767,784
Executive performance-based RSU compensation expense	(909,090)	—	—	—	—	(909,090)
Exercise of stock options	14,990	—	—	—	—	15,182
Warrants issued in conjunction with MassDev loan	227,946	—	—	—	—	227,946
Stock issued to settle lawsuit	508,750	—	—	—	—	518,000
Issuance of stock for cash, net of issuance costs	11,087,169	—	—	—	—	11,263,830
Net loss	—	—	(23,568,363)	—	—	(23,568,363)

Balance, December 31, 2008	$212,145,254	$—	$(186,895,207)	421,692	$(712,839)	$25,611,540

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows

				Cumulative from May 8, 1997 (date of inception) through December 31, 2008
	Twelve months ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(23,568,363)	$(12,917,905)	$(12,163,438)	$(149,889,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,294,533	144,424	95,669	5,755,624
Loss (gain) on sale of fixed assets	132	(3,223)	—	193,078
Impairment of assets, net	—	553	18,567	4,551,147
(Expenses paid) restructuring charge	—	(347,408)	(366,061)	—
Interest expense relating to issuance of warrants	10,039	—	—	381,039
Non-cash charge for change in option terms	—	—	—	346,591
Non-cash charge for settlement of lawsuit	518,000	—	—	821,160
Amortization of deferred consulting expense, net	—	—	—	1,160,784
Amortization of deferred stock compensation	—	—	1,063,145	3,699,721
Options and warrants issued for consulting services	—	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	—	11,485
Gain on sale of investments	—	—	—	(3,562,582)
Stock-based compensation	858,694	1,838,550	1,270,124	3,967,368
Deferred rent	85,193	(517,310)	—	(432,117)
Deferred rent—cash received from landlord	1,430,000	—	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	412,948	81,614	82,038	(11,840)
Unbilled costs on government contracts	65,391	51,045	304,519	(16,804)
Prepaid expenses and other current assets	(18,989)	(180,498)	109	(1,076,423)
Accounts payable	3,529,057	(156,614)	315,787	3,825,520
Accrued compensation and benefits	385,164	568,799	304,757	1,410,038
Advance billings on contracts	3,589	(438,497)	370,899	10,811
Accrued interest	—	—	—	275,560
Accrued loss on contract commitments	65,107	(753,613)	272,418	132,526
Other accrued expenses and current liabilities	1,070,190	1,348,385	(9,910)	3,262,077

Net cash used in operating activities	(13,859,315)	(11,281,698)	(8,441,377)	(122,168,596)

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows (Continued)

				Cumulative from May 8, 1997 (date of inception) through December 31, 2008
	Twelve months ended December 31,
	2008	2007	2006
Cash flows from investing activities:
Purchase of investments	—	—	—	(1,190,352)
Sale of investments	—	—	—	4,752,934
Restricted cash	169,326	(200,000)	45,222	(205,020)
Increase in other assets	—	—	—	(412,072)
Purchases and construction of property and equipment	(17,315,405)	(6,734,446)	(317,346)	(32,861,601)
Sale of property and equipment	—	4,077	—	202,674

Net cash used in investing activities	(17,146,079)	(6,930,369)	(272,124)	(29,713,437)

Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	—	49,341,537
Stock offerings, net of expenses	11,263,830	42,550,361	—	70,922,668
Payment of dividends	—	—	—	(1,159,373)
Shares issued under employee stock purchase plan	97,917	25,563	20,276	275,821
Exercise of employee stock options	15,182	85,287	54,400	2,304,091
Issuance of debt	3,571,993	—	—	3,571,993
Warrants issued in relation to lease	—	716,614	—	716,614
Cash paid for financing costs	(3,148)	—	—	(3,148)
Issuance of preferred stock	—	—	—	32,868,028
Repayment of subscription receivable	—	—	—	5,000,000
Proceeds from capital leases	—	—	—	495,851
Repayment of capital leases	—	—	—	(1,031,395)
Repurchase company stock	—	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	—	3,550,000

Net cash provided by (used in) financing activities	14,945,774	43,377,825	74,676	166,239,508

(Decrease) increase in cash and cash equivalents	(16,059,620)	25,165,758	(8,638,825)	14,357,475
Cash and cash equivalents, beginning of period	30,417,095	5,251,337	13,890,162	—

Cash and cash equivalents, end of period	$14,357,475	$30,417,095	$5,251,337	$14,357,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,294	$—	$—	$547,420

Cash paid for taxes	$—	$—	$—	$32,750

Assets acquired through capital lease	$—	$—	$—	$535,445

Warrants issued in relation to loan (non-cash)	$227,946	$—	$—	$227,946

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business

        Beacon Power Corporation (collectively the "Company", "Beacon", "we", "our", or "us") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy. As discussed in Note 7, during the fourth quarter of 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since 2000, we have raised additional funds through the sale of our stock and warrants, as follows:

  •
  On December 24, 2008, we sold 8,966,000 units of the Company at a purchase price of $0.50 per unit, for a total of approximately $4.1 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $0.74 per share, for a total of 8,866,000 warrants.

  •
  On October 15, 2008, we sold 8,700,000 units of the Company at a purchase price of $0.91 per unit, for a total of approximately $7.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $1.20 per share, for a total of 8,700,000 warrants.

  •
  On October 31, 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit, for a total of approximately $23.8 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. In February 2009, one of the investors sold his 5,844,455 warrants back to us for $100.

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

        We have a single operating segment. Our organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. In 2007 we derived approximately 95% of our revenue from our research and development contracts; two of those contracts accounted for 84% of our total revenue. In 2008, our revenue, in total, was substantially less than in 2007 because most of our research and development contracts were completed in 2007. Although the loss of any single contract may have a material impact on our financial statements, it would not have a material impact on our business since we derive most of our working capital from equity offerings in order to develop our flywheel systems.

        We do not expect to become profitable or cash flow positive until at least 2011 and must raise additional equity to execute our business plan and continue as a going concern.

        Based on our current cash usage rates and additional expenditures expected in support of our business plan, and including the approximately $11.3 million equity we raised in 2008, net of expenses, we have enough cash to fund operations through approximately the second quarter of 2009. In February 2009, we executed a Stock Purchase Agreement with an investor who has agreed to purchase $1 million of our stock each month for up to eighteen months. However, we will require additional funds to complete research and development, build and deploy our systems and increase our revenues. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt to fund future operations. We estimate that we will need to raise an additional $30 million during 2009 through the issuance of equity securities in order to build and operate seven MW of frequency regulation capacity and have sufficient working capital to continue to execute our business plans through the end of 2009, including ordering long-lead items required by our production plan for 2010.

Operations

        We have experienced losses since our inception and, as of December 31, 2008, had an accumulated deficit of approximately $186.9 million. We are focused on the commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our government research and development contracts. This commercialization will require substantial additional outlays of capital. We have also continued, at a reduced level, to sell our inverter product for solar energy applications. Although we are continuing to support the product, we do not believe that inverters will be a significant portion of our business going forward.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we had minimal revenues, and incurred

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

significant losses of approximately $23,568,000, $12,918,000 and $12,163,000 and cash decreases from operations of approximately $13,859,000, $11,282,000 and $8,441,000 during the years ended December 31, 2008, 2007 and 2006, respectively. We have approximately $14,357,000 of cash and cash equivalents on hand at December 31, 2008, which is adequate to finance our business plan through approximately the second quarter of 2009. Since our cash requirements for operation and construction of frequency regulation facilities far exceeds the cash generated from operations, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

        We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on our ability to obtain adequate equity and/or debt financing, and in the long term, on the successful commercialization of our Smart Energy Matrix™ and our ability to provide frequency regulation services to the electricity grid. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements. In addition we are also considering a number of other strategic financing alternatives and have incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

Accounting Principles

        The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

Consolidation

        The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC. As of December 31, 2008, both entities were inactive. Our other subsidiary, Beacon Acquisition Co. was inactive in 2005 and was dissolved in 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

        We evaluate the collectability of our open receivables on an ongoing basis. Specific reserves for bad debt are recorded based on the age of receivables, and when we are notified of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts due from our customers. Our estimate is based on limited historical collection experience and a review of the current status of trade accounts receivable. Accounts receivable are presented in our balance sheets net of an allowance for doubtful accounts of $0 and $2,568 at December 31, 2008 and 2007, respectively.

        Two of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. As of December 31, 2008 and 2007, approximately $6,000 and $68,000, respectively, of our accounts receivable balance represented holdbacks. These holdbacks are payable once the final reports have been received and approved. We believe the remaining holdback will be collected upon completion of the contract, and therefore have not recorded any reserve against this amount.

Inverter Inventory

        We have a limited amount of inventory related to our inverter product line, which we value at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. Since we have not had substantial revenues from our inverter product line and we were uncertain of future revenues, we recorded a full reserve for the total value of the inventory in a prior year. Accordingly, for the years ended December 31, 2008, 2007 and 2006, the value of our inverter product line inventory was fully-offset by these reserves.

Unbilled costs on contracts in process

        Contract costs that we incur in advance of billings to customers, such as material purchases, direct labor and overhead are reflected as a current asset on our balance sheet as "Unbilled costs on contracts in process."

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

        Prepaid expenses at December 31, 2008 consist primarily of prepaid insurance premiums (primarily related to directors' and officers' liability insurance) of approximately $381,000, and other prepaid expenses of approximately $489,000, which consist primarily of advances to vendors for long-lead orders and prepaid maintenance agreements. Prepaid expenses at December 31, 2007 consist primarily of deferred lease payments of approximately $517,000, prepaid insurance premiums (primarily related to directors' and officers' liability insurance) of approximately $368,000, and other prepaid expenses of approximately $590,000, which consist primarily of advances to vendors for long-lead orders and prepaid maintenance agreements.

Lease Obligation and Deferred Rent

        During July 2007, we signed a seven-year operating lease with escalating payments on a new facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 4: Commitments and Contingencies.) Additionally, the landlord reimbursed the Company for certain leasehold improvements in the amount of $1,430,000 during 2008. We have recorded rent expense on a straight line basis in accordance with SFAS No. 13, "Accounting for Leases." Lease liability as of December 31, 2008 was approximately $998,000, of which approximately $113,000 was included in "Deferred rent—current". Prior to our receipt of the landlord leasehold improvement reimbursements in the first quarter of 2008, deferred rent had a debit balance and was included in "Prepaid expenses and other current assets." The amount in Prepaid expenses as of December 31, 2007 was approximately $517,000.

Property and Equipment

        Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. These costs include labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements.) Repair and maintenance costs are expensed as incurred. Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs."

        Capital assets are classified as "Construction in Progress" (CIP) when initially acquired, and reclassified to the appropriate asset account when placed into service, with the exception of land, which is capitalized upon purchase. Depreciation expense is not recorded on assets not yet placed into service.

        Materials purchased to build flywheels, power electronics and other components used in our frequency regulation installations are classified as CIP, along with the related labor and overhead costs. Some components of the Smart Energy Matrix™, such as the flywheels and power electronics, are

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

considered "fungible" in that they can be moved and redeployed at a different location. Other costs are sunk costs which would not be recovered if we redeployed the matrix or portions thereof. In some cases, we may elect to deploy a Smart Energy Matrix™ system at a location for the purpose of demonstrating our technology or gaining experience operating in that particular market. In these instances, the costs of the fungible components are capitalized, and the remaining costs, which may include such costs as site preparation, interconnection costs, capitalized interest and estimated exit costs, are expensed.

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

        We recorded charges of approximately $1,385,000 during 2006 for anticipated losses on our research and development contracts. Approximately $240,000 of this charge in 2006 relates to the cost share portion of a contract awarded to us during the third quarter of 2006 from the U.S. Department of Energy (DOE) (to be administered by Sandia National Laboratories) to design a 20-megawatt Smart Energy Matrix™ frequency regulation power plant. The remainder of the 2006 charge relates to a revision of our labor and overhead rates and other estimated costs to complete our remaining contracts based upon current forecasts. During 2007, we completed all but one contract at an actual cost that was less than previously estimated. Accordingly, we reduced our contract loss reserve by approximately $578,000.

        In April 2008 we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development (R&D) project sponsored by the California Energy Commission. We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. We recorded a charge of approximately $87,000 during the second quarter of 2008 to reflect the expected "cost share" portion of this contract.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount or the cost to repair the asset. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In certain instances, we may determine that it is in the best interest of the Company to move and re-deploy all or part of a Smart Energy Matrix™ System installed at a given location. When such a determination has been made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value not associated with the fungible components.

        Based on our annual analysis, no asset impairment charges were considered necessary for 2007 or 2008. Certain long-lived assets were damaged in December 2006 and we recognized an asset impairment charge of approximately $18,600 in 2006.

Other assets and deferred financing costs

        We will defer our direct costs incurred to raise capital or to acquire an entity in a business combination. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred.

Advance billings on contracts

        We may receive performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances are classified as current liabilities.

Restructuring and asset impairment charges

        We periodically evaluate all of our property and equipment as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and record an impairment loss when appropriate. We have reviewed our property and equipment as of December 31, 2008 and determined that no impairment exists.

Revenue Recognition

        Although we have sold photovoltaic inverters, and recorded revenues for flywheel development and frequency regulation service from the ISO-NE Pilot program, our operations have not yet reached a level that would qualify us to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

  – Frequency Regulation Revenue

    Revenue from frequency regulation is recognized when it has been earned and is realized or realizable. Revenue from services is earned either as the services are performed or when they are complete and is considered realizable once the customer has committed to pay for the services and the customer's ability to pay is not in doubt. Frequency regulation revenue is calculated on an hourly basis, as services are provided, based on formulas specific to the tariffs in effect at the applicable ISO at bid award rates that are published by the ISO. Frequency

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

    regulation service revenue is calculated using the applicable rates and formulas as services are provided, and reconciled to amounts calculated and reported by the applicable ISO. If there are substantial variances between the revenue amounts we calculate and those reported by the ISO, recognition of the discrepant amounts may be deferred until the variances have been investigated and agreement reached between us and the ISO as to the correct revenue amount. If the variances are not significant, we recognize the amounts reported by the ISO.

  – Inverter Sales

    We recognize revenue on inverter and related product sales in accordance with accounting principles generally accepted in the United States of America. Generally, revenue on inverter sales is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until the products are subsequently sold by distributors to their customers.

  – Government Contract Revenue Recognized on the Percentage-of-Completion Method

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

    Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined. During 2006 we recorded contract losses of approximately $1,385,000. In 2007, we reversed approximately $578,000 of these losses, as we completed the contracts at a lower cost than previously estimated. In 2008, we recorded a contract loss of approximately $86,600, which represents our

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

    expected "cost share" portion of the Tehachapi contract. Our contract loss reserves are as follows:

	Twelve months ended December 31,
	2008	2007
Beginning balance	$67,419	$821,032
Charges for the period	86,601	(577,789)
Reductions	(21,494)	(175,824)

Ending balance	$132,526	$67,419

Cost of Goods Sold

        We value our products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred.

        We provide a five-year limited product warranty for our Smart Power M-series inverter product line and accrue for estimated future warranty costs in the period in which the revenue is recognized. In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes. During 2008, 2007 and 2006 we continue to have very limited sales of our inverter products. The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year. Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

        For government contracts, cost of sales is calculated on the same percentage of contract costs (up to the total contract revenue amount) as is used to calculate revenue. Costs in excess of the total contract revenue amount are charged to contract loss.

        For frequency regulation revenue, cost of goods sold represents the cost of energy. We pay for energy we take off the grid and store on our flywheels, and are paid for this energy when we discharge the stored energy from our flywheels back onto the grid. Because the 1 MW pilot resource is connected to a distribution level power line, we are paying the retail price for all the electricity that we withdraw from the grid instead of paying the wholesale price of electricity for the net electricity that we withdraw from the grid (withdrawals minus injections). The price of electricity at the distribution level is determined by the retail tariff of the local distribution company versus the ISO wholesale tariff. The retail price of electricity includes charges for both the delivery of electricity and the electricity commodity itself, and is about twice the price of wholesale electricity. Furthermore, the retail tariff does not have a provision for netting the electricity withdrawn and injected to the grid by our flywheels. We have been working with ISO-NE and our local distribution company to change how we are being charged for electricity for the Pilot Program. The parties have agreed to allow the 1 MW pilot resource to net its electricity commodity costs at the wholesale rate, a change that we expect will be implemented late in the first quarter of 2009. We are working to reduce the electricity delivery charges as well.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        However, even though this change will reduce our operating expenses for the 1 MW, we do not expect to be profitable under the Pilot Program because revenues earned are less than those that we would expect to earn under permanent market rules for two reasons. First, under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators; and second, the frequency regulation signal we are receiving from ISO-NE does not take full advantage of our speed of response, and thus our mileage revenue is lower than we would otherwise expect.

	Twelve months ended December 31, 2008			Twelve months ended December 31, 2007
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
Frequency regulation	$10	$41	$(31)	$—	$—	$—
Contract	12	12	—	1,323	1,247	76
Inverters and related	46	—	46	66	1	65

Total	$68	$53	$15	$1,389	$1,248	$141

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

        The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations. See Note 9 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense during such periods.

        We granted Restricted Stock Units to employees for services performed in 2005 that vested quarterly during 2006. In addition, our officers were granted restricted stock units as part of their compensation agreements in 2008, 2007 and 2006. Our Restricted Stock Unit Deferred Compensation Plan is described in more detail in Note 9.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes

        Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance has been provided because realization of deferred tax assets is uncertain (see Note 10).

Advertising

        Advertising expense was approximately $8,000, $1,000 and $10,000 in 2008, 2007 and 2006 respectively, and is expensed as incurred.

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

Casualty loss

        On December 28, 2006, a malfunction occurred during the testing of a Smart Energy 25 flywheel which resulted in the loss of the flywheel and other inventory (which had previously been expensed), as well as minor damage to the building improvements and other equipment. A casualty loss of approximately $69,000 was recorded in 2006 for the estimated cost of repairs to the building improvements, repairs to fixed assets, replacement of damaged supplier equipment and to perform necessary clean up. Additional costs to complete the building clean up, assess the cause of the failure, repair damaged equipment and replace previously-expensed inventory and materials that were damaged or destroyed was approximately $345,000. During 2007, we recovered approximately $336,000 of these costs from insurance. There were no casualty losses or recoveries in 2008.

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses, and other current assets and liabilities approximate their fair values.

Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. We keep our cash investments with high-credit-quality financial institutions or Treasury funds. At December 31, 2008 substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 0.13% to 1.84%. At December 31, 2008 and 2007, we had cash balances at a financial institution in excess of federally insured limits. However, we do not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Approximately

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

$6 million of our cash on hand at December 31, 2008 was invested in a mutual fund that was enrolled in the U.S. Treasury Department's Temporary Guarantee Program for money market funds. Under the Guarantee Program, the U.S. Treasury guarantees the $1.00 per share value of funds outstanding as of September 19, 2008, subject to certain terms and limitations. The program has been extended by the Treasury Department until April 30, 2009, but may be further extended by the Treasury Department to terminate no later than September 18, 2009. The guarantee will be triggered if the market-based net asset value of the fund is less than $0.995, unless promptly cured.

Comprehensive Loss

        Comprehensive loss is the same as net loss for all periods presented.

Loss per Share—Basic and Diluted

        Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations. Since the years ended December 31, 2008, 2007 and 2006 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Thus, they are considered anti-dilutive and are not included in the calculation of earnings per share.

Note 3. Property and Equipment

        Property and equipment consisted of the following:

		As of:
	Estimated Useful Lives	December 31, 2008	December 31, 2007
Construction in Progress	Varied	$11,629,918	$5,782,127
Land		192,487	—
Smart Energy Matrix™ flywheels	20 years	2,009,419	—
Machinery and equipment	5 - 10 years	2,600,410	1,137,946
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	634,294	603,382
Office equipment	3 years	1,028,037	828,918
Leasehold improvements	Lease term	7,572,244	—
Equipment under capital lease obligations	Lease term	700,517	700,516

Total		$26,384,089	$9,069,652
Less accumulated depreciation and amortization		(3,356,180)	(2,065,631)

Property and equipment, net		$23,027,909	$7,004,021

        In 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Energy Storage Technology Pilot Program (Pilot Program) with a system installed inside our Tyngsboro facility. The Smart Energy

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment (Continued)

25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program.

        In July 2008, we exercised our option to purchase land in Stephentown, NY, for the construction of a frequency regulation system, the cost of which is reflected as "Land" in the schedule shown above.

        The components of "Construction in progress", which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	December 31, 2008	December 31, 2007
Materials to build production flywheels	$6,553,828	$453,192
Smart Energy 25 flywheels	2,199,164	9,527
Smart Energy Matrix™ in progress	2,296,608
Deposits and other costs related to the acquisition of land for frequency regulation systems	—	17,123
Machinery and equipment	302,267	85,725
Office equipment	—	115,647
Leasehold improvements	278,051	5,100,913

Construction in progress	$11,629,918	$5,782,127

        Approximately $11,000,000 of the total shown as "Construction in Progress" (CIP) represents completed flywheels, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction outside our Tyngsboro and Stephentown sites. The Smart Energy Matrix™ installation costs included in CIP include approximately $1,900,000 for fungible components we expect to deploy at either our site in Stephentown, New York or in Ohio, and approximately $385,000 in site costs related to Stephentown.

        As of December 31, 2007, CIP included approximately $5,101,000 in leasehold improvements related to the build-out of the Tyngsboro facility (most of which was placed into service during January, 2008), approximately $453,000 in materials purchased to build production flywheels to be used in our frequency regulation facility, and approximately $17,000 for an option to purchase land in New York to be used as a site for our frequency regulation facility. The remaining costs in CIP, approximately $211,000 relate to various machinery, equipment, tooling, software and computer equipment which were not in service as of December 31, 2007.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 4. Commitments and Contingencies

        The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations for the five years following December 31, 2008:

	Description of Commitment
	Operating lease	Purchase Obligations	Total
Period ending:
December 31, 2008	$—	$6,846,297	$6,846,297
December 31, 2009	701,687		701,687
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
Thereafter	618,000		618,000

Total Commitments	$4,383,938	$6,846,297	$11,230,235

        At December 31, 2008, we had firm purchase commitments with our suppliers to acquire components for these commercial flywheel units, complete the build-out of the Smart Energy Matrix™ outside the Tyngsboro facility, and to satisfy contractual obligations for our research and development programs in the amount of approximately $6.8 million. In addition, we have a commitment of approximately $2.2 million to purchase a key component from a supplier who has not yet been able to meet our technical specifications. We do have another supplier for this component. However, since our objective is to have at least two suppliers for all key components, we are working closely with the supplier to resolve this from a technical perspective. If not, however, the contract will be cancelled due to the supplier's inability to perform.

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

        We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at September 30, 2008 of $200,000, which is reduced periodically over the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

        Additional capital expenditures will be required in the future to optimize the plant for maximum capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

        Rent expense was $585,451, $732,534 and $237,695 during 2008, 2007 and 2006, respectively net of restructuring reserves applied of $0, $253,491 and $337,988, respectively. Rent expense in 2007 included rent on both the Tyngsboro and Wilmington facilities between July and November.

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

        On October 9, 2007, Arete Power, Inc. filed a complaint against the Company, claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." On November 21, 2008, Beacon and Arete reached a settlement that ends the litigation and includes an assignment of the '489 Patent to Beacon with a limited license back to Arete. The settlement also includes a covenant not to sue, whereby Arete Power has agreed not to bring any new complaint against Beacon alleging infringement of Arete's other flywheel patents. There are no legal proceedings pending.

Note 5. Long-Term Debt

        Long-term debt was as follows:

	As of December 31,
	2008	2007
6.5% Note Payable to MassDev, due November 2015	$3,571,993	$—
Less unamortized discount (warrants)	(217,909)	—

Total	3,354,084	—
Less current portion of long-term debt	(117,023)	—

Net long-term debt	$3,237,061	$—

        On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency ("MassDev") pursuant to which MassDev has agreed to lend to the Company up to $5 million. This loan derives from a funding collaboration between the Emerging Technology Fund of MassDev and the Massachusetts Technology Collaborative Business Expansion Initiative. The loan proceeds were used to help fund the expansion of our production facility.

        The MassDev loan is evidenced by a promissory note under which we may make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain building improvements at our Tyngsboro, Massachusetts facility. We have one year following the date of the initial advance to draw on the loan, should we choose to do so. The initial advance on the loan was made on October 1, 2008 for approximately $3.5 million. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 5. Long-Term Debt (Continued)

        Loan repayments began in November 2008. The payments will be of interest only during the first twelve months and thereafter, the balance of the principal outstanding under the note shall be amortized in monthly payments of principal and interest in equal monthly installments over the remaining term of the note.

        Based on the amount currently outstanding, principal payments required under the loan over the next five years, excluding discount due to warrants, are as follows:

Amount
Period ending:
December 31, 2009	$118,749
December 31, 2010	494,718
December 31, 2011	527,851
December 31, 2012	563,202
December 31, 2013	600,920
Thereafter	1,266,553

Total Payments	$3,571,993

        Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements funded with the proceeds of the loan with an approximate carrying value of $2,800,500 at December 31, 2008. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings. This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

        As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation ("MTPC"), as part of MTPC's participation under the Massachusetts Technology Collaborative Business Expansion Initiative. The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.124%. The amortization of this discount resulted in approximately $10,000 charged to interest expense during 2008. The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.4%.

        Additional capital expenditures will be required in the future to optimize the plant for maximum manufacturing capacity. The amount and timing of these expenditures are dependent on requirements for equipment needed to meet production schedules as well as having sufficient funding.

Note 6. Preferred Stock

        As a result of the initial public offering of our common stock and the conversion of all outstanding shares of all classes of the preferred stock, we amended our charter and cancelled all our classes of preferred stock. We then added a new class of preferred stock that can be issued in the future by filing

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 6. Preferred Stock (Continued)

a Certificate of Designations with the specific terms as set by our Board of Directors. At December 31, 2008 and 2007, there are 10 million shares of $.01 par value preferred stock authorized with none outstanding.

Note 7. Common Stock

        On December 24, 2008, we sold 8,966,000 units of the Company at a purchase price of $0.50 per unit, for a total of approximately $4.1 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $0.74 per share, for a total of 8,966,000 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

        On October 15, 2008, we sold 8,700,000 units of the Company at a purchase price of $0.91 per unit, for a total of approximately $7.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $1.20 per share, for a total of 8,700,000 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

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

        On February 15, 2007, we issued 11,814,687 units for $0.90 per unit, each of which consists of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of our common stock at an exercise price of $1.33 per share for a total of 5,907,345 warrants. In addition, 354,441 warrants were issued to the placement agents at the same price per share. We received net

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 7. Common Stock (Continued)

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

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 7. Common Stock (Continued)

        On February 18, 2009, the Company entered into Amendment No. 4 (the "Amendment") to the Rights Agreement between the Company and Computershare Trust Company, N.A. (fka Equiserve Trust Company, N.A.), as Rights Agent, as previously amended by Amendment No. 1 dated as of December 27, 2002, Amendment No. 2 dated as of August 8, 2007 and Amendment No. 3 dated as of October 24, 2007 (as amended, the "Rights Agreement"). Amendment No. 4 excludes Seaside 88, LP from the beneficial ownership computations used to determine whether a person has become an Acquiring Person (as defined in the Rights Agreement) of securities solely because the person has a right to acquire the securities but has not in fact acquired them.

Reserved Shares

        At December 31, 2008, 67,091,394 shares of our common stock were reserved for issuance under our stock option plan, employee stock purchase plan and outstanding warrants.

Note 8. Stock Warrants

        Warrants outstanding as of December 31, 2008:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/25/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.66	3,941,425
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/10/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/10/2013	$1.99	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97	11,316,260
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.89	171,958
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.20	8,700,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$0.74	8,966,000

Total warrants outstanding				46,932,939

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

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 8. Stock Warrants (Continued)

November 2005 Financing Warrants

        As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten accredited investors. In addition, 450,000 warrants were issued to the placement agents. Each warrant was exercisable for a period of five years and the per-share exercise price for the warrant shares was $2.21. The terms of the investor warrants included anti-dilution provisions which required us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

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

        We have issued stock at a price per share below the $1.85 threshold noted above. Based on the warrants' anti-dilution provisions, the exercise price of the investor warrants was adjusted as shown below. Warrants issued to the placement agent were not subject to adjustment.

	# Warrants	Revised Exercise Price
Original Warrant	2,960,527	$2.21
Adjustment based on anti-dilution provision:
Financing February 2007	327,294	$1.99
Financing October 2008	248,808	$1.85
Financing December 2008	404,796	$1.66

Adjusted Warrant:	3,941,425	$1.66

        Subsequent to the end of the fiscal year, on February 20, 2009, we entered into a common stock purchase agreement with Seaside 88, LP (Seaside), which requires Seaside to purchase $1 million of our common stock at a 20% discount once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter. Since our common stock is selling substantially below the $1.85 threshold, the warrants noted above were adjusted again in February 2009, and are likely to be adjusted monthly during the course of this purchase agreement until such time as our stock price increases substantially.

February 2007 Shelf Warrants

        In February 2007, we sold 11,814,687 units of the Company at a purchase price of $0.90 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $1.33 per share, for a total of 5,907,345 warrants. In addition, we issued 354,441 warrants to the placement agents at the same price per share. These warrants became exercisable as of August 16, 2007, and expire five years from date of issue. The

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 8. Stock Warrants (Continued)

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

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation

Description of Plans

Stock Option Plan

        Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock. Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options are to be granted at a price determined by our Board of Directors. In general, our Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years. Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. At December 31, 2008 we had 12,637,891 shares reserved for issuance under this plan, net of outstanding options and RSUs.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "ESPP") allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date. Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan. The ESPP provides for the purchase of up to 2,000,000 shares of our common stock. Shares purchased under the Plan in 2008, 2007 and 2006 totaled 111,795, 33,416 and 17,958, respectively and the weighted average purchase price of the shares purchased was $0.874 in 2008, $0.765 in 2007 and $1.129 in 2006. At December 31, 2008, we had 1,718,947 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

        Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units ("RSUs") to (i) align our employees' interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash by paying bonuses in the form of RSUs rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash. With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over three-year periods in equal quarterly installments. There are also other performance-based RSU's granted to our officers that cliff-vest upon the achievement of certain Company-specific milestones including earnings levels and revenue goals such that our company is no longer treated as a development stage company for accounting purposes. Both such vesting events require the recipient officer to be employed by us during the period ending with the milestones. The unvested portion of any RSU grant is subject to forfeiture upon the holder's resignation or termination for cause. As of December 31, 2008 and 2007, certain

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

RSUs granted under the officer employment agreements were vested but stock was not issued because the vesting date, December 31, fell during our holiday shut-down period or when the trading window for insiders was closed.

        Activity related to the RSU agreements is as follows:

	Year ended December 31,
	2008	2007	2006
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	38,084	14,044	108,786
Based upon current year executive officer agreement	14,094	18,030	10,533
Vested RSUs not yet converted to stock	14,228	9,521	3,511
RSU's granted but not vested:
Related to 2006 executive officer agreement	—	14,053	28,097
Related to 2007 executive officer agreement	24,068	48,108	—
Related to 2008 executive officer agreement	37,602	—	—
Related to performance-based executive plan*	1,265,823	1,265,823	1,265,823

*
Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements. Based on our business plan as of December 2008, which slows the deployment of frequency regulation installations due primarily to the tightening of credit markets, our executive management does not believe that it is probable that the award will be earned. Accordingly, the cumulative compensation expense recorded as of December 31, 2008, was reversed during that period.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

        Stock option activity since inception is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding at inception	—
Granted	15,096,499	$1.71	$0.88
Exercised	(1,457,987)	$0.92
Canceled, forfeited or expired	(7,440,937)	$2.20

Outstanding, December 31, 2004	6,197,575	$1.59
Granted	429,168	$1.88	$1.33
Exercised	(965,856)	$0.74
Canceled, forfeited or expired	(79,084)	$1.74

Outstanding, December 31, 2005	5,581,803	$1.18
Granted	1,104,671	$1.48	$0.98
Exercised	(100,000)	$0.54
Canceled, forfeited or expired	(39,588)	$2.08

Outstanding, December 31, 2006	6,546,886	$1.23
Granted	2,434,343	$1.05	$0.61
Exercised	(90,210)	$0.95
Canceled, forfeited or expired	(178,531)	$1.46

Outstanding, December 31, 2007	8,712,488	$1.18
Granted	2,659,898	$1.17	$0.72
Exercised	(19,250)	$0.79
Canceled, forfeited or expired	(14,666)	$1.19

Outstanding, December 31, 2008	11,338,470	$1.18

        The following table summarizes information about stock options outstanding at December 31, 2008:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Vested Number of Options	Vested Weighted-Average Exercise Price
$0.26—$0.74	3,553,233	5.99	$0.69	3,181,138	$0.70
$0.82—$1.46	5,792,517	7.35	$1.06	3,347,751	$0.98
$1.51—$2.19	1,535,470	6.74	$1.82	1,409,627	$1.82
$2.50—$3.10	130,000	1.35	$2.64	130,000	$2.64
$4.10—$5.27	222,250	2.16	$4.40	222,250	$4.40
$6.00—$9.31	105,000	1.81	$6.40	105,000	$6.40

Total	11,338,470			8,395,766

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

        Included in the schedules above are grants of options to purchase 60,000 and 25,000 shares made to non-employee consultants in 2007 and 2004, respectively. The non-employee consultant to whom the options were granted in 2007 was subsequently hired as an employee in January 2008. There were no grants made to non-employee consultants in 2008, 2006 or 2005.

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

        The assumptions used to value stock option grants for the year ended December 31, 2008, 2007 and 2006, respectively, are as follows:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rate	1.16%—3.33%	3.22%—5.05%	4.43%—5.13%
Expected life of option	3.5 years	3—3.5 years	3 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%
Assumed volatility	78%—98%	90%—101%	93%—129%
Expected forfeitures	8.3%	10%	10%

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Stock-Based Compensation (Continued)

        Stock-based compensation expense recognized on our consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively, is as follows:

	Year Ended December 31,
	2008	2007	2006
Selling, general and administrative	$123,962	$1,179,085	$1,609,178
Research and development	734,732	659,465	724,091

Total stock compensation expense	$858,694	$1,838,550	$2,333,269

Components of stock compensation expense:
Amortization of deferred compensation from restricted stock units (RSUs)	$—	$—	$1,104,261
Compensation expense related to other RSUs	(840,565)	605,033	407,614
Compensation expense related to stock options	1,699,259	1,233,517	821,394

Total stock compensation expense	$858,694	$1,838,550	$2,333,269

        As of December 31, 2008, there was approximately $862,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock grants.

Note 10. Income Taxes

        The components of the provision (benefit) for income taxes consisted of the following:

				Cumulative from May 8, 1997 (Date of Inception) to December 31, 2008
	Year ended December 31,
	2008	2007	2006
State—current	$3,804	$3,506	$2,137	$30,059
U.S. Federal—deferred	(8,287,246)	(3,972,977)	(2,759,406)	(53,743,646)
State—deferred	184,112	1,032,833	(1,074,671)	(5,702,149)
Increase in valuation allowance	8,103,134	2,940,144	3,834,077	59,445,794

Provision (benefit) for income taxes	$3,804	$3,506	$2,137	$30,058

        A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit	(34)%
State, net of federal effect	(6)
Valuation allowance provided	40

Effective rate	—%

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

        We adopted the provisions of FIN48 on January 1, 2007. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of FIN 48 did not result in a change to the estimated liability for unrecognized tax benefits at January 1, 2007. At December 31, 2008 and 2007, we had no unrecognized tax positions that would have an impact on our effective tax rate.

        The significant components of our deferred tax assets and liabilities consisted of the following at December 31:

	2008	2007
Long-term assets:
Net operating loss carryforwards	$51,734,255	$43,799,785
Research and development credits	3,776,079	3,717,311
Restructuring reserves	424,925	426,499
Other	231,667	120,197

	56,166,926	48,063,792
Less valuation allowance	(56,166,926)	(48,063,792)

Net deferred tax assets	$—	$—

        The valuation allowance increased by $8,103,134 in 2008, $2,940,144 in 2007 and $3,834,077 in 2006, primarily due to the generation of net operating loss carry forwards and research and development credits for which realization is not reasonably assured.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

        The following approximates the net operating loss carry forwards and business credits we have available in the future for federal and state tax purposes:

	As of December 31,
	2008	2007
Net operating loss carry forwards available in the future:
Federal	$141,287,000	$118,056,000
State	61,609,000	61,014,000

Total net operating loss carry forwards available	$202,896,000	$179,070,000

Business credits available in the future:
Federal	$2,508,000	$2,213,000
State	1,268,000	1,504,000

Total business credits available	$3,776,000	$3,717,000

Beginning expiration date for net operating loss carry forwards	2017
Federal research and development credits beginning expiration date	2017

Income tax paid from inception	$30,058	$26,254

        The net operating loss carry forwards will begin to expire in 2017 for federal tax purposes and began to expire in 2002 for state tax purposes. The federal research and development credits begin to expire in 2017.

        Since the Company's formation, we have raised capital through the issuance of capital stock on several occasions, as well as transfers of common stock, which resulted in changes of control as defined by Section 382 of the Internal Revenue Code. We performed an analysis of our net operating losses and determined that, as of December 31, 2008, none of our loss carryforwards is subject to the annual limitation under Section 382. Subsequent ownership changes, could further limit the amount of net operating loss carryforwards and research and development credits that we can utilize annually to offset future taxable income.

        We have excess tax deductions related to equity compensation of approximately $0.7 million and $1.7 million in 2008 and 2007, respectively, of which the benefit will be realized when it results in a reduction of taxable income in accordance with SFAS 123R.

        We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2008, tax years subject to examination by taxing authorities in the federal jurisdiction are 1997 and forward. The most significant state tax jurisdiction for the company is Massachusetts, and tax years subject to examination by taxing authorities in that jurisdiction are 2004 and forward. These tax years are still open to audit as our net operating losses incurred in those years may be subject to examination. The Company is currently not under any income tax examinations.

Note 11. Related Party Transactions

        There were no related party transactions during 2007 or 2008.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Quarterly Results (Unaudited)

        In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$20,204	$28,188	$4,390	$15,349	$68,131
Gross profit (loss)	$20,148	$24,072	$(1,373)	$(27,721)	$15,126
Loss from operations	$(5,467,597)	$(5,507,822)	$(5,675,300)	$(7,187,873)	$(23,838,592)
Net (loss) income	$(5,287,336)	$(5,431,837)	$(5,620,733)	$(7,228,457)	$(23,568,363)
Loss per share—basic and diluted	$(0.06)	$(0.06)	$(0.06)	$(0.08)	$(0.26)
Weighted-average common shares outstanding	88,668,383	88,712,016	88,754,642	97,281,814	90,866,039

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$392,706	$449,328	$372,515	$174,285	$1,388,834
Gross profit (loss)	$460	$29,784	$21,204	$89,338	$140,786
Loss from operations	$(3,207,368)	$(3,205,731)	$(2,944,650)	$(4,261,868)	$(13,619,617)
Net (loss) income	$(3,089,618)	$(3,066,126)	$(2,813,791)	$(3,948,370)	$(12,917,905)
Loss per share—basic and diluted	$(0.05)	$(0.04)	$(0.04)	$(0.05)	$(0.18)
Weighted-average common shares outstanding	65,432,694	71,360,328	72,661,975	84,759,765	73,604,198

Note 13. Subsequent Events

        On January 21, 2009, The Quercus Trust transferred its interest in 5,884,455 warrants issued October 31, 2007 back to us for $100. These warrants had an exercise price of $2.97.

        On February 3, 2009, we announced that we had signed a contract with the U.S. Naval Sea Systems Command (NAVSEA) to evaluate the use of flywheel energy storage technology for multiple shipboard applications that will lead to a final conceptual design of a flywheel system for future naval surface combatants. Under terms of this multiyear contract, we will perform an analysis of future shipboard energy storage needs; identify several flywheel applications that could offer the greatest benefit to future naval combatants; assist the Navy's power plant upgrade development team by characterizing the flywheel applications under consideration and assisting in system-level studies; and validate the results of those studies. Based on the results, we will develop a conceptual flywheel design and simulation models for one or more applications. The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated. The subsequent phases involve work estimated at up to an additional $2.1 million.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 13. Subsequent Events (Continued)

        On February 20, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million. The agreement requires Seaside to buy $1 million of common stock from us once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day.) The agreement is structured in three six-month tranches, or segments, each covering monthly closings of $1 million each, for up to $6 million total. We are committed to only the first six-month tranche, but we have the option, exercisable at our sole discretion, to extend the agreement for up to two additional six-month periods (each for up to $6 million), for a total of up to $18 million over the three tranches. We have paid Seaside $100,000 for the right to exercise the first optional extension (although we have not actually exercised that extension), and would pay an additional $50,000 if we wish to exercise the second such extension. Additionally, at our sole discretion, we can freeze the monthly transactions for up to six months by paying a fee to Seaside of $100,000. At each monthly closing, the number of shares of common stock to be issued will be determined by applying a 20% discount to the weighted average trading price during the five trading days preceding the closing. If in any month the five-day weighted average trading price of our common stock is below $0.25, then the closing for that month will not occur and will not be made up. There are no warrants associated with this agreement. Shareholder approval will be required before we can issue shares that would constitute more than 19.9% of the total shares outstanding as of February 20, 2009. Under the terms of this agreement, on February 20, 2009, we issued 2,656,184 shares to Seaside at a price per share of $0.37648 for an aggregate value of $1,000,000.

        Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 are subject to adjustment according to the terms of those warrants.

        On February 23, 2009, we announced that we had signed a contract with American Electric Power (AEP), one of the largest generators of electricity in the U.S., and one of its operating subsidiaries, Columbus Southern Power Company. The contract will entail building a 1-megawatt Smart Energy Matrix™ regulation facility at an AEP site in Groveport, Ohio. The system, which will be connected to the grid within the operating region of the PJM Interconnection (PJM), will provide flywheel-based frequency regulation services.

        When the 1-megawatt flywheel system is installed and connected, we will begin providing regulation services directly to PJM and earning commercial revenue from such services. AEP will provide the site and certain integration services in support of the project, and in exchange gain in-depth knowledge about the performance of our system and its impact on frequency regulation and grid stability. We are unsure if this installation will be profitable. The profitability of this installation will depend of a variety of factors, including the price paid in the PJM ISO for frequency regulation, whether this installation will be connected to the grid at a distribution or at a transmission level and the type of signal we receive from AEP for the operation of the system.

        The agreement calls for us to deliver, install, test and operate, at our expense, a 1-megawatt Smart Energy Matrix™. AEP will provide and/or install materials and services needed to interconnect our system to PJM, including the foundation, electrical transformer, associated wiring and connection to power lines. AEP has already completed the necessary system impact study and executed an interconnection agreement. Installation of the Smart Energy Matrix™ is scheduled to begin in mid-year 2009. Because the duration of this agreement is for a period of less than two years, all non-fungible costs related to this installation will be expensed as incurred.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Schedule II Valuation and Qualifying Accounts

	2008
Description	Balance at 1/1/2008	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2008
Product warranty	$35,672			$(460)	$35,212
Accounts receivable reserve	2,568			(2,568)	—
Inverter Inventory reserve	1,367,280			(472,686)	894,594

	2007
Description	Balance at 1/1/2007	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2007
Product warranty	$36,527	$4,263		$(5,118)	$35,672
Accounts receivable reserve	18,868	(16,300)			2,568
Inverter Inventory reserve	1,808,801	(202,176)	(153,099)	(86,246)	1,367,280
Asset impairment reserve	3,699,656	16,254		(2,649,664)	1,066,246

        Product warranty—Deductions include amounts paid for materials, consultants, travel and freight costs to repair/replace our inverter systems under our five-year warranty.

        Accounts receivable reserve—In 2006 we recorded a reserve for certain accounts which we deemed to be doubtful. In 2007, we received payments against previously reserved accounts. In 2008, we wrote off an amount that had previously been reserved.

        Inverter Inventory reserve—Our inverter inventory is fully reserved.

        Asset impairment reserve—In 2002, we recorded an asset impairment reserve for underutilized plant and equipment. In 2007 and 2006, we sold or disposed of certain assets and reduced the associated reserve. We increased this reserve by approximately $18,600 included in casualty loss based upon damage to certain assets during the prototype malfunction that occurred in December 2006.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of December 31, 2008.

Management's Report on Internal Control over Financial Reporting

        Our Management is responsible for establishing adequate internal control over financial reporting, as that term is defined in Exchange Act rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in internal control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on that date.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 11.    Executive Compensation

        Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services

        Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  1. Financial Statements

        Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

    3.
    Exhibits

        The exhibits are listed below under Part IV, Item 15(c) of this report.

  (c)
  Exhibits

Exhibit Number	Ref	Description of Document
3.1	(23)	Sixth Amended and Restated Certificate of Incorporation,
3.2	(23)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.
3.3	(23)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.
3.4	(18)	Amended and Restated Bylaws.
3.5	(16)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.
4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.
4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.
4.3	(20)	Amendment No. 2 to Rights Agreement dated as of August 8, 2007.
4.4	(21)	Amendment No. 3 to Rights Agreement dated as of October 24, 2007.
4.5	(25)	Amendment No. 4 to Rights Agreement dated as of February 18, 2009.
4.5	(4)	Form of specimen stock certificate.
10.1.1	(1)	Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro- Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.
10.1.3	(15)	Third Amended and Restated 1998 Stock Incentive Plan of the Company.
10.1.4	(16)	Form of Incentive Stock Option Agreement of the Company.
10.1.5	(16)	Form of Non-Qualified Stock Option Agreement of the Company.
10.1.6	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.
10.1.7	(15)	Employee Stock Purchase Plan of the Company.
10.1.8	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation
10.1.9	(22)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.
10.1.10	(5)	Form of Director and Officer Indemnification Agreement of the Company.
10.1.11	(16)	Form of Restricted Stock Unit Agreement of the Company.
10.1.12	(14)	Sandia Labs Purchase Order.

Exhibit Number	Ref	Description of Document
10.1.13	(6)	Agreement dated January 31, 2005 between the Company and the New York State Energy Research and Development Authority.
10.1.14	(7)	Agreement dated January 31, 2005 between the Company and California State Energy Resources Conservation and Development Commission.
10.1.15	(8)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.
10.1.16	(9)	Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus 2000 Expansion, L.L.C.
10.1.17	(9)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus Capital, L.L.C.
10.1.18	(9)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.
10.1.19	(10)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.
10.1.20	(11)	Agreement dated October 7, 2005 between the Company and the Air Force Research Laboratory.
10.1.21	(12)	Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.
10.1.22	(12)	Form of Warrant of the Company issued pursuant to the November 2005 financing.
10.1.23	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.
10.1.24	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.
10.1.25	(19)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.1.26	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and F. William Capp.
10.1.27	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and James M. Spiezio.
10.1.28	(19)	Restricted Stock Unit and Option Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.1.29	(17)	Amended and Restated Employment agreement dated February 14, 2008 between the Company and F. William Capp
10.1.30	(17)	Employment agreement dated February 14, 2008 between the Company and James M. Spiezio
10.1.31	(17)	Employment agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz
10.1.32	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.1.33	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.

Exhibit Number	Ref	Description of Document
10.1.34	(17)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
10.1.35	(17)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and F. William Capp.
10.1.36	(17)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and James M. Spiezio.
10.1.37	(17)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz.
10.1.38	(24)	Promissory Note dated June 30, 2008 issued by Beacon Power Corporation to Massachusetts Development Finance Agency.
10.1.39	(24)	Security Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.1.40	(24)	Collateral Assignment of Lease Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.1.41	(24)	Form of Warrants issued on June 30, 2008 to Massachusetts Development Finance Agency.
14.1	(23)	Corporate Code of Conduct
21.1	+	Subsidiaries of the Company.
23.1	+	Consent of Miller Wachman LLP.
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Form S-1 filed on November 16, 2000 (File No. 333-43386).
(2)	Incorporated by reference from the Form 8-K filed on October 4, 2002 (File No. 001-16171).
(3)	Incorporated by reference from the Form 10-K filed on March 31, 2003 (File No. 001-16171).
(4)	Incorporated by reference from the Form S-3/A filed on January 23, 2006 (File No. 333-130207).
(5)	Incorporated by reference from the Form 8-K filed on May 10, 2005 (File No. 001-16171).
(6)	Incorporated by reference from the Form 8-K filed on February 14, 2005 (File No. 001-16171).
(7)	Incorporated by reference from the Form 8-K filed on February 16, 2005 (File No. 001-16171).
(8)	Incorporated by reference from the Form 8-K filed on April 25, 2005 (File No. 001-16171).
(9)	Incorporated by reference from the Form 8-K filed on May 26, 2005 (File No. 001-16171).
(10)	Incorporated by reference from the Form 8-K filed on July 29, 2005 (File No. 001-16171).
(11)	Incorporated by reference from the Form 8-K filed on October 13, 2005 (File No. 001-16171).
(12)	Incorporated by reference from the Form 8-K filed on November 7, 2005 (File No. 001-16171).
(13)	Incorporated by reference from the Form 8-K filed on December 19, 2007 (File No. 000-31973).
(14)	Incorporated by reference from the Form 8-K filed on September 7, 2006 (File No. 000-31973).
(15)	Incorporated by reference from the Form S-8 filed on March 22, 2006 (File No. 333-132638).
(16)	Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(17)	Incorporated by reference from the Form 8-K filed on February 21, 2008 (File No. 000-31973).
(18)	Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973)
(19)	Incorporated by reference from the Form 10-Q filed on May 9, 2006 (File No. 000-31973).
(20)	Incorporated by reference from the Form S-3 filed on August 17, 2007 (Fine No. 333-145165).
(21)	Incorporated by reference from the Form 8-K filed on October 26, 2007 (File No. 000-31973).
(22)	Incorporated by reference from the Form 8-K filed on July 23, 2007 (File No. 000-31973.)
(23)	Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).
(24)	Incorporated by reference from the Form 8-K filed on July 7, 2008 (File No. 000-31973).
(25)	Incorporated by reference from the Form 8-K filed on February 20, 2009 (File No. 000-31973).
+	Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION
By:	/s/ F. WILLIAM CAPP F. William Capp President and Chief Executive Officer
Date:	March 10, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. WILLIAM CAPP F. William Capp	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 13, 2009
/s/ JAMES M. SPIEZIO James M. Spiezio	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009
/s/ STEPHEN P. ADIK Stephen P. Adik	Director	March 13, 2009
/s/ DANIEL E. KLETTER Daniel E. Kletter	Director	March 13, 2009
/s/ VIRGIL G. ROSE Virgil G. Rose	Director	March 13, 2009
/s/ JACK P. SMITH Jack P. Smith	Director	March 13, 2009
/s/ EDWARD A. WEIHMAN Edward A. Weihman	Director	March 13, 2009