Form 10-Q
period 2009-03-31
BEACON POWER CORP
filed 2009-05-11
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

Commission File Number: 000-31973

Beacon Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3372365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Middlesex Road
Tyngsboro, Massachusetts	01879
(Address of principal executive offices)	(Zip code)

(978) 694-9121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of May 7, 2009 was 114,574,433.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008 (audited).	1

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, and for the period from May 8, 1997 (date of inception) through March 31, 2009.	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from May 8, 1997 (date of inception) through March 31, 2009.	3

	Notes to Unaudited Consolidated Financial Statements.	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	34

Item 4.	Controls and Procedures.	34

PART II.Other Information

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	35

Item 3.	Defaults Upon Senior Securities.	35

Item 4.	Submission of Matters to a Vote of Security Holders.	35

Item 5.	Other Information.	35

Item 6.	Exhibits.	36

Signatures		38

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,323,098	$14,357,475
Accounts receivable, net	19,931	11,840
Unbilled costs on contracts in progress	58,690	16,804
Prepaid expenses and other current assets	1,122,155	976,762
Total current assets	6,523,874	15,362,881
Property and equipment, net	23,661,104	23,027,909
Restricted cash	205,041	205,020
Total assets	$30,390,019	$38,595,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$812,332	$3,825,520
Accrued compensation and benefits	1,013,374	1,410,038
Other accrued expenses	1,842,296	3,253,407
Advance billings on contracts	13,858	10,811
Accrued contract loss	257,362	132,526
Deferred rent - current	119,245	112,808
Current portion of long term debt	282,732	117,023
Total current liabilities	4,341,199	8,862,133
Long term liabilities:
Deferred rent - long term	852,046	885,076
Long term debt, net of unamortized discount of $207,872	3,081,389	3,237,061
Total long term liabilities	3,933,435	4,122,137
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $.01 par value; 200,000,000 shares authorized; 112,999,802 and 107,433,190 shares issued at March 31, 2009 and December 31, 2008, respectively	1,129,998	1,074,332
Additional paid-in-capital	214,133,352	212,145,254
Deficit accumulated during the development stage	(192,435,126)	(186,895,207)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	22,115,385	25,611,540
Total liabilities and stockholders’ equity	$30,390,019	$38,595,810

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2009	2008	2009
Revenue	$110,935	$20,203	$4,899,613
Cost of goods sold	172,033	57	5,351,297
Gross profit	(61,098)	20,146	(451,684)
Operating expenses:
Operations and maintenance	777,137	—	777,137
Research and development	2,191,054	3,032,342	86,007,916
Selling, general and administrative	1,897,462	2,175,661	59,946,068
Loss on contract commitments	132,500	—	2,936,562
Depreciation and amortization	423,888	279,741	6,179,510
Restructuring charges	—	—	2,159,280
Loss on impairment of assets	—	—	4,663,916
Total operating expenses	5,422,041	5,487,744	162,670,389
Loss from operations	(5,483,139)	(5,467,598)	(163,122,073)
Other income (expense):
Interest income	10,521	180,394	5,586,008
Interest expense	(67,301)	—	(1,232,456)
Gain on sale of investment	—	—	3,562,582
Other income (expense)	—	(132)	(222,993)
Total other income (expense), net	(56,780)	180,262	7,693,141
Net loss	(5,539,919)	(5,287,336)	(155,428,932)
Preferred stock dividends	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	(113,014)
Loss to common shareholders	$(5,539,919)	$(5,287,336)	$(192,367,626)
Loss per share, basic and diluted	$(0.05)	$(0.06)
Weighted-average common shares outstanding	109,003,196	88,668,383

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Three months ended March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(5,539,919)	$(5,287,336)	$(155,428,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,889	279,741	6,179,513
Loss (gain) on sale of fixed assets	—	132	193,078
Impairment of assets, net	—	—	4,551,147
Interest expense relating to issuance of warrants	10,037	—	391,076
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	821,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	279,012	751,310	4,246,380
Deferred rent	(26,593)	65,972	(458,710)
Cash received from landlord for build-out credit	—	1,430,000	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(8,091)	352,873	(19,931)
Unbilled costs on government contracts	(41,886)	56	(58,690)
Prepaid expenses and other current assets	51,893	(652,680)	(1,024,530)
Accounts payable	(3,013,188)	376,759	812,332
Accrued compensation and benefits	(396,664)	(220,852)	1,013,374
Advance billings on contracts	3,047	(56)	13,858
Accrued interest	—	—	275,560
Accrued loss on contract commitments	124,836	(498)	257,362
Other accrued expenses and current liabilities	(1,411,111)	(58,313)	1,850,966
Net cash used in operating activities	(9,544,738)	(2,962,892)	(131,713,334)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(21)	174,346	(205,041)
Increase in other assets	—	—	(412,072)
Purchases and manufacture of property and equipment	(1,053,935)	(2,609,586)	(33,915,536)
Sale of property and equipment	—	—	202,674
Net cash used in investing activities	(1,053,956)	(2,435,240)	(30,767,393)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	1,764,852	18,357	72,687,520
Payment of dividends	—	—	(1,159,373)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Three months ended March 31,		March 31,
	2009	2008	2009
Shares issued under employee stock purchase plan	—	—	275,821
Exercise of employee stock options	(100)	—	2,303,991
Issuance of debt	—	—	3,571,993
Warrants issued in relation to lease	—	—	716,614
Cash paid for financing costs	(200,435)	—	(203,583)
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	1,564,317	18,357	167,803,825
(Decrease) increase in cash and cash equivalents	(9,034,377)	(5,379,775)	5,323,098
Cash and cash equivalents, beginning of period	14,357,475	30,417,095	—
Cash and cash equivalents, end of period	$5,323,098	$25,037,320	$5,323,098
Supplemental disclosure of cash flow information:
Cash paid for interest	$58,045	$—	$605,465
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$—	$—	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy.  We have experienced net losses since our inception and, as of March 31, 2009, had an accumulated deficit of approximately $192.4 million.  We expect to generate revenues in the future from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 7.

In February 2009, we entered into a Stock Purchase Agreement with an investor, Seaside 88, LP (“Seaside”). Under the terms of this agreement, Seaside will invest one million dollars on a monthly basis for at least 6 months, and up to18 months, through the purchase of our common stock. (See Note 7 for additional information.) Since our initial public offering in November of 2000, we have raised approximately $73.6 million through the sale of common stock and warrants, including the sale of stock to Seaside during February, March and April, 2009.

Operations

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

Our market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); Midwest ISO (MISO) and Texas (ERCOT). Because ERCOT is not regulated by the Federal Energy Regulatory Commission (FERC), we are not able to encourage beneficial market rule changes there by leveraging FERC Order 890, which was intended to promote greater competition in electricity markets, in part by allowing non-generative resources such as ours the ability to bid and sell into frequency regulation markets and be compensated on equal terms with traditional generation resources. As a result, we are focusing on the other open bid markets first and will begin to work on entry into ERCOT once we are operating in the other markets.

Our business plan is to be a merchant provider of frequency regulation service into all of the open bid energy markets. To execute our business plan and continue as a going concern will require substantial additional outlays of capital to build regulation facilities and support operations at our Tyngsboro facility.  We do not expect to become profitable or cash flow positive until at least 2011. Based on our current cash usage rates and additional expenditures expected in support of our business plan, and including the approximately $2.7 million of net proceeds we have raised through April 2009 from the sale of stock to Seaside, we have sufficient cash to fund operations into the third quarter of 2009. If we exercise our option to extend the Seaside stock purchase agreement, we would have sufficient cash to fund our operations into 2010.  In order to build and deploy our flywheel systems, and increase our revenues, we will need substantial funding. To execute our business plan for 2009 and 2010 for the installation of frequency regulation capacity and working capital, in addition to the funds from the sale of stock to Seaside, we will need to raise $30 million during 2009 and a similar amount in 2010 through the issuance of equity securities or through other financing alternatives.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues and incurred losses of approximately $192.4 million since our inception, including losses during the three months ending March 31, 2009 of approximately $5.5 million.  We have approximately $5.3 million of cash and cash equivalents on hand at March 31, 2009, and have raised an additional $0.9 million in cash subsequent to the end of the quarter through the sale of stock to Seaside in April 2009.  In addition to the funds we expect to receive from the sale of stock to Seaside, there is an additional $1.4 million which can be drawn on the Mass Development loan, should we choose to do so, to offset qualified expenditures for equipment for our manufacturing facility. Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent in the short-term on our ability to obtain additional equity and debt financing, and in the long-term, on the successful commercialization of our Smart Energy Matrix™ and our ability to provide frequency regulation services to the electricity grid. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements.  In addition we are also considering a number of other strategic financing alternatives and have incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC.  As of March 31, 2009, both entities were inactive.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three month periods ended March 31, 2009 and 2008 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

Lease Obligation and Deferred Rent

During July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 5: Commitments and Contingencies.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with SFAS No. 13, “Accounting for Leases,” these reimbursements have been credited to “Deferred rent”, and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Deferred rent — long term.”

Property and Equipment

Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use.  These costs include labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements.) Repair and maintenance costs are expensed as incurred.  Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

Capital assets are classified as “Construction in Progress” (CIP) when initially acquired, and reclassified to the appropriate asset account when placed in service, with the exception of land, which is capitalized upon purchase. Depreciation expense is not recorded on assets not yet placed into service.

Materials purchased to build flywheels, power electronics and other components used in our frequency regulation installations are classified as CIP, along with the related labor and overhead costs. Some components of the Smart Energy Matrix™, such as the flywheels and power electronics, are considered “fungible” in that they can be moved and redeployed at a different location.  Non-fungible costs are costs which would not be recovered if we redeployed the matrix or portions thereof.  In some cases, we may elect to deploy a Smart Energy Matrix™ system at a location for the purpose of demonstrating our technology or gaining experience operating in that particular market.  In these instances, the costs of the fungible components are capitalized, and the remaining costs, which may include such costs as site preparation, interconnection costs and estimated exit costs, are expensed.

Stock-Based Compensation

We account for stock-based compensation in accordance with the Financial Accounting Standards Board’s SFAS No. 123R (“SFAS 123R”), “Share-Based Payment”. Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period.

Restructuring and Asset Impairment Charges

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount or the cost to repair the asset. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

In certain instances, we may determine that it is in the best interest of the Company to move and re-deploy all or part of a Smart Energy Matrix™ System installed at a given location.  When such a determination has been made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value associated with the non-fungible components.

No asset impairment charges were considered necessary for the three months ended March 31, 2009 or 2008.

Revenue Recognition

Although we have sold photovoltaic inverters and recorded revenues for flywheel development and frequency regulation service from the ISO-NE Pilot program, our operations have not yet reached a level that would qualify us to emerge from the development stage.  Therefore we continue to be accounted for as a development stage company under SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

•                  Frequency Regulation Revenue

Revenue from frequency regulation is recognized when it has been earned and is realized or realizable. Revenue from services is earned either as the services are performed or when they are complete and is considered realizable once the customer has committed to pay for the services and the customer’s ability to pay is not in doubt.  Frequency regulation revenue is calculated on an hourly basis, as services are provided, based on formulas specific to the tariffs in effect at the applicable ISO at bid award rates that are published by the ISO.  Frequency regulation service revenue is calculated using the applicable rates and formulas as services are provided.

•                  Inverter Sales

Generally, revenue on inverter and related product sales is recognized on transfer of title, typically when products are shipped and all related costs are estimable.  For sales to distributors, we make an adjustment to defer revenue until the products are subsequently sold by distributors to their customers.

•                  Research and Development Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenue using the percentage-of-completion method. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to contract costs and revenue.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” in our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

Some of our research and development contracts are subject to cost review by government agencies. Our reported results from these contracts could change adversely as a result of these reviews.

Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.  In the second quarter of 2008, we recorded a contract loss of approximately $87,000, which represents our expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we recorded an additional contract loss on the Tehachapi contract of approximately $132,500, which represents the difference between our overhead applied based on a “full production” rate, and the contract bid rate.  Our contract loss reserves are as follows:

	Three months ended March 31,
	2009	2008
Beginning balance	$132,526	$67,419
Charges for the period	132,500	—
Reductions	(7,664)	(498)
Ending balance	$257,362	$66,921

Cost of Goods Sold

We value our products at the lower of cost or market.  Costs in excess of this measurement are expensed in the period in which they are incurred.

For frequency regulation revenue, cost of goods sold represents the cost of energy.  In the future, we expect our energy costs to be for the nominal energy losses associated with operating our flywheel systems.  However, during the quarter ended March 31, 2009, our energy costs for the ISO-NE pilot program were substantially higher as we were billed at retail for all of the energy stored on our flywheels, rather than for our net energy usage. See further discussion in Management Discussion and Analysis.

Government contracts are calculated on a percentage of completion basis. In the event that expected costs exceed total contract revenue, the excess costs are charged to contract loss.

We provide a five-year limited product warranty for our Smart Power M-series inverter product line and accrue for estimated future warranty costs in the period in which the revenue is recognized.  In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes.  During 2009 and 2008 we continue to have very limited sales from our inventory of inverter products, which we are no (small) longer manufacturing.  The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year.  Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

Note 3.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	March 31,	December 31,
	2009	2008
Accounts receivable, trade	$19,931	$11,840
Reserve	—	—
Accounts receivable, net	$19,931	$11,840

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At March 31, 2009 and December 31, 2008, we had approximately $6,000 of holdbacks in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	March 31,	December 31,
	Lives	2009	2008
Construction in Progress	Varied	$12,355,273	$11,629,918
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	2,009,419	2,009,419
Machinery and equipment	5 - 10 years	2,644,338	2,600,410
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	702,264	634,294
Office equipment and software	3 years	1,028,037	1,028,037
Leasehold improvements	Lease term	7,788,926	7,572,244
Equipment under capital lease obligations	Lease term	700,517	700,517
Total		$27,438,024	$26,384,089
Less accumulated depreciation and amortization		(3,776,920)	(3,356,180)
Property and equipment, net		$23,661,104	$23,027,909

In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Energy Storage Technology Pilot Program (Pilot Program) with a system installed inside our Tyngsboro facility. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program.

In July 2008, we exercised our option to purchase land in Stephentown, NY, for the construction of a frequency regulation system, the cost of which is reflected as “Land” in the schedule shown above.  On February 23, 2009, we announced that we had signed a contract with American Electric Power (AEP), and one of its operating subsidiaries, Columbus Southern Power Company to build a 1 MW Smart Energy Matrix™ regulation facility at an AEP site in Groveport, Ohio.

The components of “Construction in progress”, which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	March 31,	December 31,
	2009	2008
Materials to build production flywheels	$5,243,590	$6,553,828
Smart Energy 25 flywheels	4,298,098	2,199,164
Smart Energy Matrix™ in progress	2,437,689	2,296,608
Machinery and equipment	294,803	302,267
Leasehold improvements	81,093	278,051
Construction in progress	$12,355,273	$11,629,918

As of March 31, 2009 and December 31, 2008, approximately $12,000,000 and $11,000,000, respectively, of the total shown as CIP represents completed flywheels, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction at our Tyngsboro and Stephentown sites.  The Smart Energy Matrix™ installation costs included in CIP at March 31, 2009 and December 31, 2008 include approximately $2,000,000 and $1,900,000, respectively, for fungible components we expect to deploy at either our site in Stephentown, New York or in Groveport, Ohio, and approximately $435,000 and $385,000, respectively, in site costs related to Stephentown.  The remaining costs in CIP related to various machinery, equipment, tooling, software and computer equipment which were not in service as of the periods reported.

Note 5.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations for the five years following March 31, 2009:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
March 31, 2009	$—	$4,517,197	$4,517,197
December 31, 2009	527,875		527,875
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
Thereafter	618,000		618,000
Total Commitments	$4,210,126	$4,517,197	$8,727,323

At March 31, 2009, we had firm purchase commitments with our suppliers to acquire components for our commercial flywheel units, begin the build-out of the Smart Energy Matrix™ in Stephentown, and satisfy contractual obligations for our research and development programs in the amount of approximately $4.5 million. In addition, we have a commitment of approximately $2.2 million to purchase a key component from a supplier who has not yet been able to meet our technical specifications. We do have another supplier for this component. However, since our objective is to have at least two suppliers for all key components, we are working closely with the supplier to resolve this from a technical perspective. If not, however, the contract will be cancelled due to the supplier’s inability to perform.

In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008.  This facility significantly expands our manufacturing capacity and provides sufficient space to continue our research and development activities. Our facility is located at 65 Middlesex Road, Tyngsboro, Massachusetts.  The 103,000-square-foot facility, which has manufacturing capacity that will allow production of more than 1,000 flywheels per year, has been renovated and built-out to our specifications.

We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at September 30, 2008 of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expense was approximately $147,000 and $144,000 during the three months ended March 31 2009 and 2008, respectively.

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

Note 6.  Long-Term Debt

Long-term debt was as follows. which approximates fair value:

	As of:
	March 31,	December 31,
	2009	2008
6.5% Note Payable to MassDev, due November 2015	$3,571,993	$3,571,993
Less unamortized discount (warrants)	(207,872)	(217,909)
Total	3,364,121	3,354,084
Less current portion of long term debt	(282,732)	(117,023)
Net long-term debt	$3,081,389	$3,237,061

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

The MassDev loan is evidenced by a promissory note under which we may make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain building improvements at our Tyngsboro, Massachusetts facility. We have one year following the date of the initial advance to draw on the loan, should we choose to do so. The initial advance on the loan was made in October 2008 for approximately $3.6 million. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%.

Payments to MassDev began in November 2008. The payments will be of interest only during the first twelve months and thereafter, the balance of the principal outstanding under the note shall be amortized in equal monthly installments of principal and interest over the remaining term of the note.

Based on the amount currently outstanding, principal payments required under the loan over the next five years, excluding discount due to warrants, are as follows:

Amount
Period ending:
December 31, 2009	$118,749
December 31, 2010	494,718
December 31, 2011	527,851
December 31, 2012	563,202
December 31, 2013	600,920
Thereafter	1,266,553
Total Payments	$3,571,993

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements funded with the proceeds of the loan with an approximate carrying value of $5,861,000 and $6,135,000 at March 31, 2009 and December 31, 2008, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative’s Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.124%.  The amortization of this discount resulted in approximately $10,000 charged to interest expense during the first quarter of 2009.  The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.4%.

Additional capital expenditures will be required in the future to optimize the plant for maximum manufacturing capacity.  The amount and timing of these expenditures are dependent on requirements for equipment needed to meet production schedules as well as having sufficient funding.

Note 7.  Sale of Stock

On February 20, 2009, we entered into a common stock purchase agreement with Seaside, valued at up to $18 million.  The agreement requires Seaside to buy $1 million of common stock from us once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day.)  The agreement is structured in three six-month tranches, or segments, each covering monthly closings of $1 million each, for up to $6 million total.  We are committed to only the first six-month tranche, but we have the option, exercisable at our sole discretion, to extend the agreement for up to two additional six-month periods (each for up to $6 million), for a total of up to $18 million over the three tranches.  We have paid Seaside $100,000 for the right to exercise the first optional extension (although we have not actually exercised that extension), and would pay an additional $50,000 if we wish to exercise the second such extension.  Additionally, at our sole discretion, we can freeze the monthly transactions for up to six months by paying a fee to Seaside of $100,000.  At each monthly closing, the number of shares of common stock to be issued will be determined by applying a 20% discount to the volume weighted average trading price during the five trading days preceding the closing.  If in any month the five-day weighted average trading price of our common stock is below $0.25, then the closing for that month will not occur and will not be made up.  Shareholder approval will be required before we can issue shares that would constitute more than 19.9% of the total shares outstanding on February 20, 2009.

On February 20, 2009, we sold 2,656,184 shares of Common Stock to Seaside at a purchase price of $0.37648 per share (calculated based upon volume weighted average market price of $0.4706 per share over a period of 5 days prior to the sale to Seaside). On March 20, 2009 we sold Seaside an additional 2,896,200 shares of Common Stock for a purchase price of $0.34528 per share (calculated based upon volume weighted average market price of $0.4316 per share over a period of 5 days prior to the sale to Seaside). The total dollar value of the Common Stock sold to Seaside through March 2009 (calculated using the closing market price on the dates of sale) was $2,167,830. On April 20, 2009, Seaside purchased additional stock under this agreement, as discussed in Note 10, “Subsequent Events.” Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants, as discussed in Note 8 below.

Note 8.  Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of March 31, 2009:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/25/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.66	4,089,227
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$1.99	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97	5,431,805
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.89	171,958
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.20	8,700,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$0.74	8,966,000
Total warrants outstanding				41,196,286

The following shows changes to the warrants outstanding from December 31, 2008 through March 31, 2009:

# Warrants
Warrants outstanding as of December 31, 2008:	46,932,939
1/21/2009 Quercus Trust surrender of warrants issued 10/31/2007	(5,884,455)
Warrant Ratchet 11/8/2005 warrant due to pricing (Seaside 2/20/09)	72,542
Warrant Ratchet 11/8/2005 warrant due to pricing (Seaside 3/20/09)	75,260
Warrants outstanding as of March 31, 2009:	41,196,286

Warrants with activity during the three months ended March 31, 2009 are described below:

October 2007 Shelf Warrants

In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants, of which 5,431,805 are outstanding as of March 31, 2009. The warrants became exercisable six months and one day after their issuance, and expire May 1, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with an effective registration statement.  On January 29, 2009, Quercus Trust surrendered their 5,884,455 warrants.

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten “accredited investors.” In addition, 450,000 warrants were issued to the placement agents.  The per-share exercise price for the warrant shares was $2.21. Each investor warrant is exercisable at any time until May 9, 2011.  The placement agent warrants expired on November 8, 2008.  The terms of the investor warrants include anti-dilution provisions which require us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

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

Based on the warrants’ anti-dilution provisions, the exercise price of these warrants was adjusted as shown below.  Warrants issued to the placement agent were not subject to adjustment.

	# Warrants	Exercise Price
Original Warrant	2,960,527	$2.21
Adjustment based on anti-dilution provision:
Financing February 2007	327,294	$1.99
Financing October 2008	248,808	$1.85
Financing December 2008	404,796	$1.66
Seaside 2/20/09 purchase	72,542	$1.63
Seaside 3/20/09 purchase	75,260	$1.60
Adjusted Warrant:	4,089,227	$1.60

Note 9.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case longer than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At March 31, 2009, we had 18,425,284 shares reserved for issuance under this plan, of which 12,685,963 relate to outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At March 31, 2009, we had 1,718,943 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of March 31, 2009 and December 31, 2008, certain RSUs granted under the officer employment agreements were vested but stock was not issued because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity as of December 31, 2008 and for the three months ended March 31, 2009 is as follows:

	Three months ended March 31,	Year ended December 31,
	2009	2008
	(number of shares)
Shares issued related to vested RSUs:
Current year grant based upon prior year bonus plan	—	—
Based on prior year grants	14,228	38,084
Based upon current year executive officer agreement	—	14,094

Vested RSUs not yet converted to stock	10,708	14,228

RSU’s granted but not vested:
Related to 2007 executive officer agreement	18,058	24,068
Related to 2008 executive officer agreement	32,904	37,602
Related to performance-based executive plan*	1,265,823	1,265,823

*    Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements. Based on our business plan as of December 2008, which slows the deployment of frequency regulation installations due primarily to the tightening of credit markets, our executive management does not believe that it is probable that the award will be earned.  Accordingly, the cumulative compensation expense recorded as of December 31, 2008, was reversed during that period, and no compensation expense was recorded for these PSUs for the three months ended March 31, 2009.

Stock Option Plan Schedules

Stock option activity for the first three months of 2009 was as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2008	11,338,470	$1.18
Granted	20,000	$0.89	Note 1
Exercised	—	$—
Canceled, forfeited or expired	—	$—
Outstanding, March 31, 2009	11,358,470	$1.18

Note 1:  Options granted during the first quarter of 2009 were to a consultant.  Half of these options will vest on May 5, 2009, and the remainder will vest on November 5, 2009, subject to the consultant’s continued service to the Company.  In accordance with EITF 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services,” the measurement dates for these options has been determined to be the vesting dates.  As neither of the vesting dates had occurred as of March 31, 2009, the weighted fair value of this grant could not be determined.

The following table summarizes information about stock options outstanding at March 31, 2009:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Vested	Average
Exercise	of Options	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	of Options	Price
$0.26 - $0.74	3,553,233	5.74	$0.69	3,271,658	$0.70
$0.80 - $1.46	5,812,517	7.11	$1.06	3,699,290	$0.99
$1.51 - $2.19	1,535,470	6.49	$1.82	1,453,128	$1.82
$2.50 - $3.10	130,000	1.10	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	1.91	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	1.56	$6.40	105,000	$6.40
Total	11,358,470			8,881,326

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

As noted above, the only option grants made during the three months ended March 31, 2009 were to a consultant, and the measurement date for those options had not occurred as of March 31, 2009.  Accordingly, no grants were valued during this three month period. The assumptions used to value stock option grants for the three months ended March 31, 2008 are as follows:

Three months ended March 31,
2008
Risk-free interest rate	2.15% - 2.89%
Expected life of option	3.5 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%
Assumed volatility	87% - 98%
Expected forfeitures	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
Operations and maintenance	$34,497	$—
Research and development	107,693	362,909
Selling, general and administrative	136,822	388,401
Total stock compensation expense	$279,012	$751,310

Components of stock compensation expense:
Compensation expense related to RSUs	$8,054	$162,147
Compensation expense related to stock options	270,958	589,163
Total stock compensation expense	$279,012	$751,310

As of March 31, 2009, there was approximately $644,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 10.  Subsequent Event

On April 20, 2009 we sold Seaside 1,912,777 shares of Common Stock for a purchase price of $0.5228 per share (calculated based upon a 20% discount to the volume weighted average market price of $0.6535 per share over a period of 5 days prior to the sale to Seaside). Between February 2009 through April 2009, Seaside has purchased a total of 7,465,161 shares, at a total dollar value of $3,411,135, calculated using the closing market price on the dates of sale.

Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants.  The April 20, 2009 stock sale to Seaside resulted in an increase in the number of shares exercisable for the November 2005 warrants of 51,764, and an adjusted exercise price as of April 20, 2009 of $1.58.

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

Loss on Research and Development Contract Commitments

We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue.  Most of our contracts have been granted on a cost-share basis, for which the expected cost-share is recorded as a contract loss. The U.S. Naval Sea Systems Command (NAVSEA) contract, however, has been granted on a cost-plus-fixed-fee basis.  Each quarter, we perform an evaluation of expected costs to complete our in-progress contracts and adjust the contract loss reserve accordingly.

During the quarter ended March 31, 2009, we increased the loss reserve for the Tehachapi contract by approximately $133,000 to reflect the difference between the overhead rate used when we bid on the contract, and our current “full-capacity” rate.  Our current manufacturing capacity is 600 flywheels per year, and current overhead rates are based on our forecasted costs at this capacity.  Because we are not yet operating at this capacity, use of this rate results in a significant portion of our costs being expensed as period costs.  However, we bid on the Tehachapi contract mid-2007, prior to our move to the Tyngsboro facility.  At the time, we had anticipated expanding our manufacturing capacity to 1,000 units per year, and had calculated the overhead rate used in our bid based on that capacity.  Our engineering and manufacturing overhead rates are based upon direct labor hours, and thus are sensitive to changes in capacity or headcount. Cost estimates for our contracts are also subject to change based upon the number of hours required to complete the project as well as the cost of direct materials, contract-related travel and outside services such as consultants.

Our contracts historically have been completed over multiple fiscal periods, and a reserve for contract losses is recorded at the point when we estimate that such a loss may occur.  Although the allocation of overhead to a fixed-price contract does not impact the Company’s total costs or loss from operations, it may result in such costs being recognized in an earlier period than when the costs are actually incurred. Moreover, since our current production levels are significantly lower than those used in our “full-capacity” overhead rate, our forecasted costs are based upon subjective estimates and management judgment, and actual results may differ significantly.  However, the two fixed price contracts that we are currently working on are relatively small, and the impact of our estimates and assumptions relative to these contracts are not expected to have a material impact on our financial condition or operating performance.

Fixed Assets

Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use.  These costs include material, labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements.) Repair and maintenance costs are expensed as incurred.  Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

Capital assets are classified as “Construction in Progress” when initially acquired, and reclassified to the appropriate asset account when placed into service, with the exception of land, which is capitalized upon purchase. Depreciation expense is not recorded on assets not yet placed into service.

Materials purchased to build flywheels, power electronics and other components used in our frequency regulation installations are classified as CIP, along with the related labor and overhead costs. Some components of the Smart Energy Matrix™, such as the flywheels and power electronics, are considered “fungible” in that they can be moved and redeployed at a different location.  Non-fungible costs are costs which would not be recovered if we redeployed the matrix or portions thereof.  In some cases, we may elect to deploy a Smart Energy Matrix™ system at a location for the purpose of demonstrating our technology or gaining experience operating in that particular market.  In these instances, the costs of the fungible components are capitalized, and the remaining costs, which may include such costs as site preparation, interconnection costs, capitalized interest and estimated exit costs are expensed.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” long-lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable.  When appropriate we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount.  The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

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

As of March 31, 2009, in order to determine whether or not the current inventory of flywheels and related equipment on hand is impaired, we reviewed the current status of the 20 MW system, and noted the following:

•      The first 20MW installation, expected to be in Stephentown, NY, is expected to cost more than $60 million, which includes substantial administrative costs related to the Department of Energy due diligence and review process.

•      The second 20MW installation is expected to cost approximately 25% less than the first 20MW plant.  Cost reductions for the second plant are expected to occur due to potential volume supplier agreements and our own construction experience.

•      The location for the first 20MW installation will be in NYISO.  This is the most attractive market for regulation services in that they offer the highest historical frequency regulation clearing prices and will provide us with an optimum signal that is ideal for our resource.  We are currently planning to deploy our flywheels in New York.

•      We performed cash flow testing based upon a variety of scenarios, using historical 12-month average day-ahead and real-time clearing prices for regulation in the NYISO.  Our analysis included the potential impact of various “worst case” scenarios based upon potential negative factors, individually and in combination, such a reduction in the frequency regulation clearing price of up to 20%, increases in energy costs of up to 20%, higher construction costs of up to 30% or certain changes in energy signals.

•      Our forecast and models indicate that we can expect positive cash flows from a 20 MW frequency regulation installation in New York, and that consequently, as of March 31, 2009 no impairment reserve is required for our current supply of flywheels and related fungible Smart Energy Matrix™ materials.

Overview

We design, develop, configure and are taking steps to commercialize advanced products and services to support more reliable and cost-effective electricity grid operation. The focus of our research and development has been to establish commercially viable flywheel-based energy storage technologies that can provide highly reliable energy solutions for the worldwide electricity grid at competitive costs. Initially, we expect to generate revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America. We believe that, as we expand our production capabilities, we can become a provider of frequency regulation services to grid operators on a global basis. In addition we believe that as the commercialization of our technologies continues, we will develop other cost-effective applications for our flywheel systems that will provide additional revenue opportunities.

Our market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Organization (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnect); Midwest ISO (MISO) and Texas (ERCOT).  Because ERCOT is not regulated by FERC, we are not able to encourage beneficial market rule changes in ERCOT by leveraging Federal Energy Regulatory Committee (FERC) Order 890, which was intended to promote greater competition in electricity markets, in part by allowing non-generative resources such as ours the ability to bid and sell into frequency regulation markets.  As a result, we are focusing on the other open bid markets first and will begin to work on entry into ERCOT once we are operating in the other markets.

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

Under the open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been scheduled to provide service, although each ISO may calculate payments based on formulas that yield different revenue results even with equivalent frequency regulation clearing prices.

Our Smart Energy Matrix™ recycles excess energy when generated power exceeds load and delivers it when load increases. We believe that our low operating costs coupled with a useful life of 20 years will allow us to participate in these open markets with a very favorable profit margin. Also, our systems respond up to 100 times faster than fossil fuel generators providing frequency regulation.  Certain ISOs have or are considering tariff changes that would provide payment mechanisms to compensate resources, such as ours, for faster regulation response.  If such performance-based tariffs are approved, we believe that there is potential for us to receive greater revenues for providing regulation services.

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

Our Smart Energy 25 flywheels consist of the flywheels and the associated power electronics. A Smart Energy Matrix™ is an array of ten Smart Energy 25 flywheels that can provide 1 MW of energy storage. A frequency regulation installation includes one or more Smart Energy Matrices™, along with ancillary equipment and site work. A typical full-scale installation would have a capacity of 20 MW. The components of a frequency regulation installation are divided into three categories:

•      Non-fungible location-based costs which would not be economically viable for redeployment

•      Fungible location-based costs which would be economically viable for redeployment

•      Fungible flywheel and power electronics costs which would be economically viable for redeployment.

On November 18, 2008, we connected our first 1 MW Smart Energy Matrix™ to the electric grid in Tyngsboro, Massachusetts. The 1 MW system was installed under the ISO New England Alternative Technologies Pilot Program, which allows us to generate revenue for regulation services while we, and ISO-NE, explore ways to optimize the beneficial impact of the technology and while ISO-NE develops permanent market rules that will govern the application of the technology. The pilot program and its revenue component will continue until such rules are in place. This process is expected to take approximately 18 months from the November 2008 start. The pilot program was approved by FERC as part of ISO New England’s compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called “non-generation” resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis.

As part of the process of modifying its market rules, ISO New England is working with us to optimize performance by adjusting the control signal sent from the ISO to our Smart Energy Matrix™ to help maximize regulation effectiveness for the grid while providing fair and equitable regulation service payments to us and other energy storage-based providers of frequency regulation service. In contrast to, say, NYISO’s single part payment model for regulation, ISO New England has a three-part payment model:

1.     Payment for the resource’s MWs of capacity that are scheduled to perform regulation called “Time-On-Regulation”.

2.     Payment based on the amount a resource is signaled to change its output called “Regulation Service” or “Mileage”.  Faster response resources receive higher mileage payments.

3.     Opportunity cost payments to compensate generators for lost revenue as a consequence of providing frequency regulation rather than conventional power generation.

Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules for two reasons. First, under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost. Second, the current signal we are receiving from ISO-NE does not take full advantage of our speed of response and therefore our mileage payments are not as high as we expect them to be in the future.  As discussed above, we are working with ISO-NE to convince them to adopt a regulation signal that will better utilize our technology’s fast response capability in order to maximize benefits to the grid and payments for our regulation.

Electricity costs for operating the 1 MW pilot Smart Energy Matrix™ in Tyngsboro through the end of March 2009 are higher than what we expect our electricity costs to be in the future.  Because the 1 MW pilot project is connected to a distribution level power line, from November 2008 through late April, 2009, we paid the retail price for all the electricity that we withdrew from the grid instead of paying the wholesale price of electricity for the net electricity we withdrew from the grid (withdrawals minus injections). Since our 1 MW pilot resource is connected at distribution level, the price of electricity was determined by the retail tariff of the local distribution company versus the ISO wholesale tariff.  The retail cost of electricity included charges for both the delivery of the electricity and the electricity commodity itself, and was about twice the cost of wholesale.  Furthermore, the retail tariff does not have a provision for netting the electricity withdrawn and injected back to the grid. As of late April 2009, ISO-NE and our local distribution company implemented a change which will reduce our cost of electricity by netting the electricity withdrawn and injected to the grid, and billing us for that net usage at the wholesale rate. We are working to reduce the electricity delivery charges as well. In the future, our 20 MW facilities will be connected to transmission level power lines and therefore our cost for electricity will be the wholesale commodity price for electricity for our net withdrawals, and we will not incur delivery charges.

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

We may elect to install 1 MW installations in ISOs to provide early insight to operating within each market. The economics of these 1 MW systems may not be representative of expected revenues and costs for a 20 MW plant, and therefore the non-fungible costs may be expensed.  For example, in the New York market, we are planning to deploy a 1 MW resource on the Stephentown site, but interconnected to NYSEG.  On October 10, 2008, we entered into a 1 MW interconnection agreement with NYSEG that would connect directly to its substation. Pending application for and receipt of a building permit from the town of Stephentown for a 1 MW installation, we have the right to build and operate a 1 MW resource connected to the NYSEG substation. We believe that the value of gaining early insight into the best way to operate and bid our planned 20 MW resource into the NYISO market more than compensates for the costs associated with deploying a 1 MW resource.  In addition, the 1 MW resource can later be electrically connected to National Grid’s 115 KVA transmission line should we choose to do so. Similarly, in Ohio we expect to deploy 1 MW at the AEP facility as described below. The non-fungible costs associated with deploying small installations which are not intended to remain in service for terms exceeding two years will be expensed.

On February 23, 2009, we announced that we had signed a contract with American Electric Power, one of the largest generators of electricity in the U.S., and one of its operating subsidiaries, Columbus Southern Power Company. The contract will entail building a 1 MW Smart Energy Matrix™ regulation facility at an AEP site in Groveport, Ohio. The system, which will be connected to the grid within the operating region of the PJM Interconnection (PJM), will provide flywheel-based frequency regulation services. Installation of this Smart Energy Matrix™ is scheduled to begin in 2009. The 1 MW system will provide valuable insight into the operation of our technology on PJM’s grid and make us better prepared to deploy and profitably operate full scale 20 MW plants in PJM’s area of coverage. We also expect that the facility will provide us with additional market credibility.

We have applied to the US Department of Energy (DOE) for a loan guarantee that would enable to us to fund a majority of the planned 20 MW installation in Stephentown. The satisfactory completion of NYISO’s System Impact Study and clear resolution of market rule issues that affect our ability to enter and operate in the NYISO market (described elsewhere) could affect the timing or success of our DOE loan guarantee application, among other factors.  In addition, there is no guarantee that the DOE loan guarantee will be offered to us on terms that we consider acceptable.

By the end of 2009, we plan to have deployed up to 7 MW of frequency regulation among three locations: Stephentown New York, Groveport Pennsylvania and Tyngsboro Massachusetts.  Our deployment schedule requires that we have sufficient funding to build these facilities. We are also identifying and developing additional sites in our target markets.

In volume production, our goal is to complete 20 MW facilities at a cost of approximately $25 to $30 million each, though the first 20 MW plant will cost more than $60 million which includes substantial administrative costs related to the Department of Energy due diligence and review process. In 2010 and 2011, we will continue to have capital needs that will require additional funding through equity and debt to fund the ongoing deployment of frequency regulation installations.  In addition to obtaining sufficient funding, our deployment plans are affected by other factors and activities, including but not limited to the following:

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

•      The need to change some ISO market rules to be compatible with our technology is requiring more time to complete than we had previously anticipated, although in 2008 we made good progress. See “Regulatory and Market Affairs” for details on market rule changes within each of our target markets.

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

We have encountered wide variations from one ISO to another in the suitability of its framework and market rules for commercial deployment of our systems. We have found that we must engage in significant interaction with each ISO before the regulation market in that ISO region is ready for energy storage. FERC Order 890 has accelerated the pace of market rule changes and in 2008 we made progress with several of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in the regulation market. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology to their grids.  In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signal in order to ensure our Smart Energy Systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheel’s fast response capability, while recognizing our resource has limited energy storage capacity. The proposed market rule changes, coupled with effective regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each ISO market is as follows:

•      We believe the NYISO presents the most favorable site for the first full-scale commercial deployment of our systems. As a result of FERC Order 890, new management at the NYISO and extensive work by us, last year the NYISO developed new tariff and market rules for Limited Energy Storage Resources (LESRs) to provide frequency regulation. These new rules recognize the unique operating characteristics of our technology and remedy key aspects of the current regulation tariff for generators that would otherwise limit our technology.  In addition the NYISO has developed a regulation dispatch method for LESRs that will take advantage of the LESRs fast response rates and maximize their deployment. The energy level in our flywheels will be actively managed by the NYISO to maintain regulation capability to the extent possible by charging/discharging as necessary.  Furthermore, the new tariff will allow us to net our electricity costs at wholesale rates.  We believe the new tariff and dispatch mechanisms will provide an effective and efficient method for integrating flywheels into the NYSIO Regulation market.  In addition to market rules, in December 2008 the Northeast Power Coordinating Council’s (NPCC) changed its reliability rules to allow LESRs to provide frequency regulation by removing the requirement that resources be able to generate one hour of continuous energy.  The proposed market, reliability and dispatch changes, coupled with the high price of frequency regulation in New York, make this a very attractive market for our Smart Energy Matrix™ Systems.  The market changes were passed by the market stakeholders in January 2009 and approved by the NYISO Board of Directors in February 2009.  This new tariff was submitted to FERC for approval in March 2009 with an effective implementation date of May 12, 2009.

•      On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation Pilot program to comply with Order 890.  The pilot program is designed to run for approximately 18 months until new permanent market rules for energy storage technologies are implemented. The purpose of the Alternative Technologies Regulation Pilot program is to evaluate the performance of new technologies like ours that are unable to participate in ISO-NE’s current regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules.  We are participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro.  To date, this resource has demonstrated that it is an effective provider of regulation service, but the current regulation dispatch signal being sent to the facility from ISO-NE is not taking advantage of the facility’s full regulation capability.  The current signal is similar to how one for a traditional generator is dispatched and therefore does not recognize that our technology provides regulation in a different manner (most importantly, faster) than a traditional generator.  As discussed above, we are working with ISO-NE to convince them to adopt a regulation dispatch signal that better recognizes our energy storage’s unique capabilities.  In addition, as also discussed above, we are working to have opportunity cost payments included in the permanent market rules so that the payments made to our resource are comparable to other parties that provide a comparable service.

•      CAISO is in the process of opening its frequency regulation market to energy storage technologies and we are actively participating in this endeavor.  In June 2008, CAISO took the first step to open its market by modifying its tariff to allow bids for regulation by non-generation resources that are capable of providing the service and that meet applicable ancillary service standards and technical requirements. In February 2009, FERC ordered CAISO to make additional modifications to its tariff to ensure that non-generation resources are treated comparably to other resources in the CAISO regulation market.

In 2008, the CAISO initiated a project and stakeholder process to develop the technical and operational requirements for integrating storage technologies into its system, to consider the extent to which additional tariff revisions may be needed to encourage their participation in the CAISO’s markets and to determine whether the CAISO should conduct an energy storage pilot program.  In January 2009, the CAISO stated that consideration is being given to creating an optimal dispatch method for storage resources and a “pay-for-performance” component in the regulation settlement to compensate fast response capability.

•      On January 6, 2009, MISO implemented a new ancillary services market (ASM). However, current prices for frequency regulation are lower than desired.  Given that the market just opened, and that there are certain aspects of its initial deployment that will change over time, we do not believe the current prices are necessarily indicative of what pricing will be in the future. As part of its approval of the ASM, FERC required MISO to make further changes to its ASM to remove barriers to new technologies to provide regulation service.  On April 25, 2008, MISO fully complied with FERC’s directives by filing a request for an entirely new regulation resource category specifically designed for stored energy resources (“SER”), including our flywheel technology, to take effect on June 1, 2009.  FERC approved this tariff on December 18, 2008.  This was the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources and it contains features that we expect to maximize our revenues in the MISO market.

We are currently working with MISO and its stakeholders on certain details related to the implementation of this tariff, such as pricing and dispatch.  In April 2009 the market stakeholders voted to enhance the dispatch algorithm for stored energy resources to better utilize their regulation capabilities.  While the currently approved tariff is scheduled to take effect on June 1, 2009, due to delays in opening the overall ASM market, MISO is proposing to implement the tariff, inclusive of the additional enhancements for storage, on January 1, 2010, at which point we would be able to participate in this market.

•      PJM amended its tariff language to comply with Order 890 and stated that its current rules allow non-generation resources like ours to fully participate in its Regulation and Frequency Response market. We believe PJM’s market rules allow us to enter the market. However, we intend to work with PJM in 2009 to encourage the adoption of a regulation dispatch signal for energy storage resources that takes full advantage of our system’s fast response capability and maximizes benefits to PJM’s grid, and pays us for the full benefits of our resource. We also are currently working with PJM to clarify certain aspects of PJM’s settlement methods in order to maximize our potential revenues in the PJM market.

•      ERCOT’s market prices for regulation currently do not support market entry. Since ERCOT is not regulated by the Federal Energy Regulatory Commission, our ability to seek beneficial market rule changes that might support higher pricing in consideration of our technology’s superior performance is limited at this time. As the performance of our technology is fully demonstrated at a system-wide level in other ISOs, and as wind generation in Texas increases and the demand for fast frequency regulation resources rises, we will re-evaluate the feasibility of encouraging beneficial market rule changes and the potential of entering this market on a more profitable basis.

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

On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships.  NAVSEA’s objective is to advance and improve its shipboard Integrated Power Systems (IPS) at both the major component and system level.  The final flywheel design could be based on many aspects of our Smart Energy 25 flywheel.  Integrated Power Systems are an essential part of the Navy’s all-electric ship program.  Based on the anticipated power requirements to support advanced launch systems, weapons and sensor systems, and other shipboard functions, electrical energy storage is now recognized as a fundamental element of an all-electric IPS.

Under terms of this multiyear contract, we will perform an analysis of future shipboard energy storage needs; identify several flywheel applications that could offer the greatest benefit to future naval combatants; assist the Navy’s power plant upgrade development team by characterizing the flywheel applications under consideration and assisting in system-level studies; and validate results of those studies.  Based on the results, we will develop a conceptual flywheel design and simulation model for one or more applications.  The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated.  Subsequent phases involve work estimated at up to an additional $2.1 million.

Discussion of Operations

We have experienced net losses since our inception and, as of March 31, 2009, had an accumulated deficit of approximately $192.4 million.  We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until at least 2011 and must raise additional equity and debt to execute our business plan and continue as a going concern.  To achieve our objectives on EBITDA and cash flow we will need to obtain sufficient funding through a combination of equity and debt to commercially install the number of frequency regulation plants included in our business plan.  In the event that we are not able to deploy plants as planned due to capital constraints, positive EBITDA and cash flow would be delayed.

In 2009 and beyond, we will need additional funding to expand our manufacturing capabilities and to build and install frequency regulation facilities in accordance with our business plan. We expect to raise the required funds in 2009 through the DOE loan program guarantee and the sale of stock in the Company.  In the future, as the number of our regulation facilities increases and we develop sustainable cash flows from operations, we expect to fund additional plants from a combination of project finance, debt, project equity and available cash flow from existing regulation facilities.

In October 2007, we were notified by the U.S. Department of Energy (DOE) that we were selected to submit a full application for a DOE program that would provide loan guarantees for a majority of the project debt needed to finance the construction of our first 20-megawatt flywheel frequency regulation installation. We have completed the application process. On March 11, 2009, we announced that the U.S. Department of Energy (DOE) completed its formal environmental review of our proposed 20 MW installation in Stephentown, New York, and issued a “Finding of No Significant Impact” (FONSI). The DOE is in the process of completing its due diligence regarding our loan application; this FONSI determination means that our application need not be delayed by the type of time-consuming Environmental Impact Statement that is sometimes mandated for projects being reviewed.

There is no assurance that we will be successful in obtaining a loan guarantee under the DOE program, or that the loan will be offered with terms and conditions that are acceptable to us or that the timing of any such guarantee-backed loans will be in a timeframe that allows us to execute our business plan. If we are not successful in obtaining such DOE support on a timely basis for the 20 MW installation at Stephentown, it will affect the timing for completing the project.

Since our inception in 1997 we have funded our development primarily through the sale of common stock.  We believe that the capital raised as of April 2009 will provide sufficient funding for us to continue to implement our business plan through the third quarter of 2009. If we exercise our option to extend the Seaside stock purchase agreement, we would have sufficient cash to fund our operations into 2010.  We expect to raise a minimum of $30 million in 2009 in addition to the funds from the sale of stock to Seaside, to execute our business plan.

Revenues

Our revenue during the three months ended March 31, 2009 and 2008 came from three sources:

•      Research and development contracts, for which revenue has been recognized using the percentage-of-completion method

•      Sales of inverters and accessories

•      Frequency regulation service revenue from the ISO-NE pilot program.

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

Cost of Goods Sold

Cost of goods sold on research and development contracts are recorded on the percentage-of-completion method and consist primarily of direct labor and material, subcontracting and associated overhead costs.  Cost of goods sold for frequency regulation services consists of the cost of energy. Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

Research and Development

In 2008 and prior years, amounts reported as “Research and development” included not only the cost of our engineering staff, but also the cost of unabsorbed manufacturing overhead since most of our activities related to development of the Smart Energy 25 flywheel and Smart Energy Matrix™.  In 2008, we substantially completed development of the Smart Energy Matrix™ and began limited production of commercial units and building our first frequency regulation installations.  As we have now begun commercial production activities, as of January 1, 2009, we have split the cost of operations and maintenance from the cost of our research and development functions.  Since our current production levels are still well below our facility’s 600-unit “full capacity”, Operations and maintenance costs for the quarter ended March 31, 2009 include a significant amount of unabsorbed manufacturing overhead.  In addition, costs associated with running the 1 MW resource for the ISO-NE pilot program, and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in “Operations and maintenance.”  “Research and development” represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.  On a combined basis consistent with reporting in prior years, total operations and research and development costs for the first three months of 2009 were approximately 2% lower than during the equivalent period during 2008.  We expect research and development expenses in 2009 to be lower than in 2008 due to lower legal costs, along with lower expense material and subcontractor costs.

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses. During recent years, sales and marketing expenses have increased as we expanded regulatory activity aimed towards the modification of market rules to facilitate our participation in the regulation services market.  General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel.  During the three months ended March 31, 2009, selling, general and administrative expenses were approximately $278,000, or 12.8%, lower than during the equivalent period in 2008, in large part due to a reduction in stock-based compensation expense. Historically, the Board of Directors has granted equity compensation to officers and employees during the first quarter of each year as part of its long-term incentive compensation program.  In 2009, such grants were delayed to allow the Board’s Compensation Committee time to determine the most appropriate methodology for determining grant size, given the recent drop in our stock price. Overall, we expect our selling, general and administrative expenses for fiscal 2009 to be lower than in 2008 primarily due to lower legal costs and other planned cost reductions.

Loss on Contract Commitments

We establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred.  In addition, we evaluate our estimated costs to complete our government contracts on a quarterly basis and adjust the reserves when appropriate.

In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission.  We will receive approximately $250,000 expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000.  Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected “cost share” portion of the Tehachapi contract.  During the quarter ended March 31, 2009, we increased the loss reserve for the Tehachapi contract by $132,500.  This increase is based upon the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate.

On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships.  The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated.  Subsequent phases involve work estimated at up to an additional $2.1 million.  This contract was awarded on a “cost plus fixed fee” basis.  Based on our evaluation of the expected costs for the portion of the contract which has been appropriated, no reserve for contract loss was considered necessary as of March 31, 2009.

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

Results of Operations

Comparison of Three Months ended March 31, 2009 and 2008

	Three months ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$111	$20	$91	455%
Cost of goods sold	172	—	(172)	0%
Gross margin	(61)	20	(81)	405%
Operations and maintenance	777	—	(777)	0%
Research and development	2,191	3,032	841	28%
Selling, general and administrative	1,897	2,176	279	13%
Loss on sales and contract commitments	133	(1)	(134)	13400%
Depreciation and amortization	424	280	(144)	51%
Interest and other income, net	(57)	180	(237)	132%
Net loss	$(5,540)	$(5,287)	$(253)	5%

Revenue

The following table provides details of our revenues for the three months ended March 31, 2009 and 2008:

	Percent	Three months ended March 31,		Cumulative Contract Value Earned as of March	Total Contract	Remaining
	complete	2009	2008	31, 2009	Value	Value

Frequency regulation:		$64	$—
Contracts:
NYSERDA PON 800	87%	$—	$—	$55	$63	$8
NAVSEA	6%	29	—	29	500	471
Tehachapi	10%	15	—	24	250	226
Total Contract Revenue		$44	$—	$108	$813	$705
Other (inverters and accessories):		3	20
Total		$111	$20	$108	$813

In the three months ended March 31, 2009, we earned approximately $64,000 from frequency regulation services through our participation in the ISO-NE Pilot Program that began in November 2008. Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules for two reasons. First, under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost. Second, the current signal we are receiving from ISO-NE does not take full advantage of our speed of response and therefore our mileage payments are not as high as we expect them to be in the future.  We are working with ISO-NE to convince them to adopt a regulation signal that will better utilize our technology’s fast response capability in order to maximize benefits to the grid and payments for our regulation service.

We completed most of our research and development contacts in 2007, but were awarded two new contracts (Tehachapi and NAVSEA) subsequent to the end of the first quarter of 2008.  Consequently, we had no contract revenue during the first quarter of 2008, but earned approximately $44,000 in contract revenue during the first quarter of 2009 from these new contracts. In addition, we recorded revenue of approximately $3,000 from the sale of Smart Power M5™ inverter systems and related products, compared to approximately $20,000 in the first three months of 2008. In 2009, we expect both frequency regulation and contract revenue to increase, due to the expected deployment of additional capacity of frequency regulation and the Navy contract awarded early in 2009.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
Frequency regulation	$64	$130	$(66)	$—	$—	$—
Contract	44	42	2	—	—	—
Inverters and related	3	—	3	20	—	20
Total	$111	$172	$(61)	$20	$—	$20

Cost of goods sold increased from approximately $0 in the first three months of 2008 to approximately $172,000 during the equivalent period of 2009.  During the first quarter of 2009, cost of goods sold includes approximately $130,000 for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE Pilot program.  Cost of energy exceeded revenue from frequency regulation because of the manner in which we were connected to the grid for the pilot program, which resulted in our being paid for energy we provided to the grid at wholesale rates, but we were billed for the energy we used at retail rates.  We have reached an agreement with ISO-NE and our service provider to change the metering to a “net meter” through ISO-NE, which was implemented during April 2009.  However, total energy costs for 2009 will be higher than in 2008 since the energy costs for 2008 represent the cost related to 1 MW of capacity for a only six-week period.  In addition, cost of goods sold for the first quarter of 2009 includes approximately $42,000 for research and development contracts calculated on the percentage of completion method. Year over year, the increase in cost of sales associated with contracts was proportional to our increase in contract revenue. In 2009, we expect to be providing more frequency regulation service capacity over a longer period of time than occurred in 2008.

Operations and Maintenance and Research and Development Expense

As discussed above, as of January 1, 2009, we classify expenses related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations as “Operations and maintenance.” on our income statement. Prior to 2009, such expenses were included as “Research and development” costs, as shown below:

	Three months ended March 31,
	2009	2008	Net Change
	(in thousands)
Operations and maintenance	$777	$—	$777
Research and development	2,191	3,032	(841)
Total	$2,968	$3,032	$(64)

The net change is attributed to increases or decreases as shown below:

	Increase (decrease) related to:		Net change,
	Operations and maintenance functions	Research and development functions	March 2009 to March 2008	Comment
	(in thousands)
Expense materials	$48	$402	$450

Our flywheels were designed to respond to the type of control signaling used by the New York and California ISO, which required our flywheels to respond proportionally to variable imbalances between electricity supply and demand. The ISO-NE uses a non-proportional, trinary signal, which causes the flywheels to operate at a higher temperature than the proportional control method. During the first quarter, we refined the design of the motor-generator to eliminate this issue. The increase in materials cost is primarily due to the cost of replacing the affected components in the flywheels operating in the ISO-NE pilot program as well as those being built for our Stephentown plant.

Salaries and benefits	66	248	314	Primarily due to increase in headcount during 2008 in engineering, manufacturing and materials management associated with the move from development to production activities.

	Increase (decrease) related to:		Net change,
	Operations and maintenance functions	Research and development functions	March 2009 to March 2008	Comment
Subcontractors and consultants	188	(109)	79	Primarily due to contractor costs associated with completing non-fungible costs of the 2 MW matrix in Tyngsboro, partially offset by lesser use of consultants for Research and development.

Legal	28	(317)	(289)	Legal expenses in 2008 included costs associated with the Arete lawsuit, which was settled in November 2008.

Allocations and overhead	(200)	(54)	(254)	The increase in overhead allocation is a result in the increase in the level of production and contract activity, resulting in an increase in overhead capitalized.

Stock Compensation	(40)	(181)	(221)

Generally, options and RSUs have been granted to management and employees during the first quarter of the fiscal year, based on prior year performance. In 2009, such equity grants were delayed to allow the Compensation Committee time to determine the best way to calculate the number of options to be granted, given our current stock price.

Occupancy	(91)	(45)	(136)	Occupancy costs in the first quarter of 2008 included the cost of moving to our new facility in Tyngsboro.

Other	(43)	36	(7)

	$(44)	$(20)	$(64)

For the three months ended March 31, 2009, combined operations and maintenance and research and development expenses decreased by approximately $64,000 or 2%, in comparison to the equivalent period in 2008. See the table above for explanations of the factors which were responsible for the most significant changes. Costs shown for operations and maintenance would be expected to decrease as our production volume increases, and more overhead is absorbed and capitalized as part of the cost of our flywheels and Smart Energy Matrix ™ installations. We expect research and development costs during 2009 to be lower than in 2008 due to lower legal costs, along with lower material and subcontractor costs.

Selling, General and Administrative Expense

	Three months ended March 31,	Comment
	(in thousands)
Period Ended March 31, 2008	$2,176

Stock Compensation	(252)

Generally, options and RSUs have been granted to management during the first quarter of the fiscal year, based on prior year performance. In 2009, such equity grants were delayed to allow the Compensation Committee time to determine the best way to calculate the number of options to be granted, given our current stock price.

Legal, audit and professional fees	(112)	Reduction in use of outside legal services.

Public company / investor relations	48	More board of director and committee meetings in Q1’2009 than in Q1’2008.

Salaries and benefits	51	Increased headcount to support regulatory efforts, combined with increased health insurance costs.

Other	(14)

Period Ended March 31, 2009	$1,897

Selling, general and administrative expenses totaled approximately $1,897,000 and $2,176,000 for the three months ended March 31, 2009 and 2008, respectively, which represents a decrease of approximately $279,000, or 13%, year over year.  Significant changes in spending are explained in the table shown above. Overall, we expect our selling, general and administrative expenses for fiscal 2009 to be lower than in 2008 primarily due to lower legal costs and other planned cost reductions.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  The Navy NAVSEA contract, which we were awarded in February 2009, is a cost-plus-fixed fee contract.

Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.  In the second quarter of 2008, we recorded a contract loss of approximately $86,600, which represents our expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we recorded an additional contract lost of approximately $132,500, which represents the difference between our overhead rate based on “full production”, and the contract bid rate.  No other loss reserve adjustments were considered necessary during the quarter ended March 31, 2009.

Depreciation and Amortization

Depreciation expense increased from approximately $280,000 during the quarter ended March 31, 2008 to approximately $424,000 for the same period in 2009, an increase of approximately $144,000, or 51%.  The increase in depreciation and amortization results primarily from capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro, as well as the purchase of machinery and equipment required to begin commercial production.  As of March 31, 2009, we had approximately $12.4 million in “Construction in progress”, of which approximately $5.2 million are materials to build flywheels and approximately $6.7 million are costs related to the construction of Smart Energy Matrix™ systems.  We expect depreciation expense to continue to increase during 2009 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income/(Expense), net

Average cash balances during the first three months of 2009 were lower than during the same period in 2008, as were interest rates.  In addition, in 2008, we obtained a loan from Mass Development, for which we began paying interest in October 2008.  Interest expense during the first quarter of 2009 was approximately $67,000. These factors contribute to a reduction of net interest and other income during the three months ended March 31, 2009 of approximately $237,000, or132%, over the equivalent period last year.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended March 31, 2009 was approximately $5,540,000 which compares to a net loss during the same period in 2008 of approximately $5,287,000, an increase in net loss of approximately $253,000 or 5%.

Liquidity and Capital Resources

	Three months ended March 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$5,323	$25,037
Working capital	2,183	23,118
Cash provided by (used in)
Operating activities	(9,544)	(2,963)
Investing activities	(1,054)	(2,435)
Financing activities	1,564	18
Net decrease in cash and cash equivalents	$(9,034)	$(5,380)

Current ratio	1.5	7.3

Our cash requirements depend on many factors including, but not limited to, the cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as general and administrative expenses.  Since we are still in the development stage and have not yet generated significant revenue from our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures to fund our operations, develop technologies and explore opportunities to find and develop additional markets to sell our products. As we completed development of the Smart Energy Matrix™ and began commercial activity aimed at revenue generation in 2009, we increased our headcount and spent additional funds on production materials, capital equipment, market analyses and the pursuit of regulatory relief to modify market rules in a way that ensures our ability to enter markets on a timely and profitable basis. We expect to require significant cash resources during 2009 through 2011 as we increase capacity to manufacture our Smart Energy 25 flywheels and build frequency regulation facilities.

In volume production, our goal is to complete a 20 MW facility at an approximate cost of $25 to $30 million, while the first 20 MW plant will cost more than $60 million which includes development costs and substantial administrative costs related to the Department of Energy due diligence and review process. In 2009, our business plan is to deploy 5 MW of capacity at our first 20MW site and an additional megawatt in Ohio through AEP; however the number of megawatts we will be able to deploy is dependent on obtaining sufficient funding for these capital outlays. We expect to fund the construction of our first 20 MW plant from a combination of debt and equity. Our ability to obtain sufficient funding will pace our ability to produce flywheel systems and deploy them. In 2010 and 2011, we will continue to have capital needs that will require additional equity and debt to fund the ongoing deployment of frequency regulation facilities.

On February 20, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million.  The agreement requires Seaside to buy $1 million of our common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day.)  The agreement is structured in three six-month tranches, or segments, each covering monthly closings of $1 million each, for up to $6 million total.  We are committed to only the first six-month tranche, but we have the option, exercisable at our sole discretion, to extend the agreement for up to two additional six-month periods (each for up to $6 million), for a total of up to $18 million over the three tranches. If we exercise the option to extend the agreement, we would have sufficient cash to maintain operations into 2010.  The following stock sales have been completed under the terms of this agreement as of April 20, 2009:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Stock Closing Price on Date of Sale	Shares Valued at Stock Closing Price
April 20, 2009	$1,000,000	1,912,777	$0.52280	$0.65000	$1,243,305
March 20, 2009	1,000,000	2,896,200	$0.34528	$0.40000	1,158,480
February 20, 2009	1,000,000	2,656,184	$0.37648	$0.38000	1,009,350

Total	$3,000,000	7,465,161			$3,411,135

In order to implement our business plan to build, operate and receive fees for frequency regulation services and have sufficient working capital to continue to execute our business plan through 2009, in addition to the funds expected from the sale of stock to Seaside, we will need to raise funds during 2009 though a combination of debt and equity. Also, to achieve our out-year deployment plan for additional frequency regulation facilities, we will need to raise additional capital beyond 2009 either from project finance or additional equity transactions.

Operating Activities

Net cash used in operating activities was approximately $9,544,000 and $2,963,000 for the three months ended March 31, 2009 and 2008, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the three months ending March 31, 2009, we had a net loss of approximately $5,540,000.  Adjustments to reconcile net loss to cash flow in 2009 include non-cash stock compensation of approximately $279,000, depreciation and amortization of approximately $424,000, interest expense on warrants of approximately $10,000, partially offset by a net increase in deferred rent of approximately ($27,000) and changes in operating assets and liabilities of approximately ($4,691,000).

During the same period in 2008, we had a net loss of approximately $5,287,000.  Adjustments to reconcile net loss to cash flow include non-cash stock compensation of approximately $751,000, depreciation and amortization of approximately $280,000 a reduction of deferred rent of approximately $66,000 and cash received from our landlord as a credit for certain building improvements of $1,430,000.  These were partially offset by changes in operating assets and liabilities of approximately $203,000.

Investing Activities

Net cash used in investing activities was approximately $1,054,000 and $2,435,000 for the three months ending March 31, 2009 and 2008, respectively.  The principal use of cash in 2009 was the purchase of property and equipment in the amount of approximately $1,054,000, primarily for the purchase and construction of property and equipment.  For the three months ended March 31, 2008, the principal use of cash was the purchase of property and equipment in the amount of approximately $2,609,000, much of which related to the renovation of the Tyngsboro facility. These charges were partially offset by a reduction in restricted cash of approximately $174,000, related to the Wilmington lease that expired in 2007.

Financing Activities

Net cash provided by financing activities was approximately $1,564,000 and $18,000 for the first three months of 2009 and 2008, respectively.  In 2009, funds were provided by the sale of stock to Seaside of approximately $1,765,000, offset partially by cash paid for financing costs of approximately $201, 000 related to the due diligence for the DOE Loan Guarantee Program for which we have applied.  For the first three months of 2008, cash provided by financing activities of approximately $18,000 related to a reduction of approximately $18,000 of costs previously accrued related to the sale of stock in 2007.  We may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons or seek other strategic financing relationships that benefit our business.

At March 31, 2009, we had firm purchase commitments with our suppliers to acquire components for our commercial flywheel units, begin the build-out of the Smart Energy Matrix™ in Stephentown, and satisfy contractual obligations for our research and development programs in the amount of approximately $4.5 million. In addition, we have a commitment of approximately $2.2 million to purchase a key component from a supplier who has not yet been able to meet our technical specifications. We do have another supplier for this component. However, since our objective is to have at least two suppliers for all key components, we are working closely with the supplier to resolve this from a technical perspective. If not, however, the contract will be cancelled due to the supplier’s inability to perform.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At March 31, 2009, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts.  Also at March 31, 2009 we had approximately $1,384,000 of cash equivalents that were held in interest-bearing checking accounts, and approximately $3,830,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be some risk of loss, which we deem to be low.  The money market funds are invested primarily in government funds, such as Treasury Bills. Approximately $3.1 million of our cash on hand at March 31, 2009 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London.  This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent. SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) promulgated under the Securities Exchange Act of 1934, were effective on March 31, 2009.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended on that date.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the risks below and other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009, which are incorporated herein by reference.  Those factors could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The discounted pricing of our stock sales to Seaside may depress our stock price and have a dilutive effect on existing shareholders.

In February 2009, we signed a stock purchase agreement under which we will sell to Seaside 88, LP, a number of shares with a purchase price of $1 million each month for six, 12 or 18 months (at our election), subject to certain conditions.  The number of shares that we issue to Seaside each month at a scheduled closing will be based upon a discount to the volume weighted average trading price of our Common Stock for the five trading days prior to the closing. As a result, the lower our stock price is at or near the time of a closing, the more shares we will issue under the purchase agreement at that closing (subject to the floor of a $0.25 average trading price, corresponding to a $0.20 purchase price, below which we would not have a closing for that month). If Seaside sells some or all of the shares that it has purchased into the market, the price may fall as a result. This in turn may lead to Seaside receiving a greater number of shares in future closings, sales of which could further depress the stock price.  The number of shares we sell to Seaside under the agreement may be significant, up to a maximum of 5 million in any monthly closing at an average trading price at $0.25 prior to the closing, the lowest point at which a sale would be made.  If we elect to extend the agreement from six months to 12 or 18 months, this dilution would be proportionately greater.

We may not realize all of the planned proceeds under the Seaside agreement.

As described above, if the volume weighted average trading price of our Common Stock falls below $0.25 for the five days prior to a scheduled monthly closing under our agreement with Seaside, there will not be a closing that month and the sale will not be made up later.  While this would avoid the dilution to our current stockholders that would be associated with a sale during that month, it also means that we would not receive the purchase price for that month. There are other conditions to closing, such as the continued accuracy of representations and warranties we make in the agreement, which may prevent a closing from occurring. In addition, we cannot guarantee that even if closing conditions are satisfied, funds will be available from Seaside. We may also decide not to exercise the options to extend the term of the purchase agreement by an additional six or twelve months. Any of these events may make it more difficult for us to meet the funding requirements to commercialize or technology and deploy our Smart Energy Matrix™ systems in accordance with our plans.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(4)	Amended and Restated Bylaws, as amended.

3.5	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Form of specimen stock certificate.

10.1	(5)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and F. William Capp

10. 2	(5)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and James M. Spiezio

10. 3	(5)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and Matthew L. Lazarewicz

10. 4	(5)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and F. William Capp.

10. 5	(5)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and James M. Spiezio.

10. 6	(5)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and Matthew L. Lazarewicz.

10. 7	+	Warrant Transfer and Cancellation Agreement dated January 21, 2009 between the Company and Quercus Trust

10. 8	+	Contract, dated January 28, 2009, between the Company and the U.S. Naval Sea Systems Command.

10. 9	(6)	Contract, effective as of February 18, 2009, between the Company and American Electric Power, as agent for Columbus Southern Power Company.

10. 10	(7)	Common Stock Purchase Agreement dated February 19, 2009 between the Company and Seaside 88, LP.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Ref	Description of Document

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from the Form 10-K filed on March 17, 2008 (File No. 000-31973).

(2)          Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(3)          Incorporated by reference from the Form S-3 filed on December 8, 2005 (File No. 333-130207).

(4)          Incorporated by reference from the Form 8-K filed on October 1, 1007 (File No. 000-31973).

(5)          Incorporated by reference from the Form 8-K filed on April 9, 2009 (File No. 000-31973).

(6)          Incorporated by reference from the Form 8-K filed on February 26, 2009 (File No. 000-31973).

(7)          Incorporated by reference from the Form 8-K filed on February 20, 2009 (File No. 000-31973).

 +              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: May 11, 2009	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

May 11, 2009	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer