Form 10-Q
period 2009-06-30
BEACON POWER CORP
filed 2009-08-06
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

Commission File Number: 000-31973

Beacon Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3372365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Middlesex Road
Tyngsboro, Massachusetts	01879
(Address of principal executive offices)	(Zip code)

(978) 694-9121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of August 4, 2009 was 120,738,553.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Table of Contents

		Page
PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.	1

	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, and for the period from May 8, 1997 (date of inception) through June 30, 2009.	2

	Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and 2008 and for the period from May 8, 1997 (date of inception) through June 30, 2009.	3

	Notes to Unaudited Consolidated Financial Statements.	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	40

Item 4.	Controls and Procedures.	41

PART II. Other Information

Item 1.	Legal Proceedings.	41

Item 1A.	Risk Factors.	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42

Item 3.	Defaults Upon Senior Securities.	42

Item 4.	Submission of Matters to a Vote of Security Holders.	42

Item 5.	Other Information.	43

Item 6.	Exhibits.	43

Signatures		45

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,195,891	$14,357,475
Accounts receivable, net	62,998	11,840
Unbilled costs on contracts in progress	239,567	16,804
Prepaid expenses and other current assets	456,799	880,729
Total current assets	3,955,255	15,266,848
Property and equipment, net	24,118,594	23,027,909
Restricted cash	205,048	205,020
Deferred financing costs and other assets	1,522,610	96,033
Total assets	$29,801,507	$38,595,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,565,416	$3,825,520
Accrued compensation and benefits	1,208,765	1,410,038
Other accrued expenses	1,702,113	3,253,407
Advance billings on contracts	24,623	10,811
Accrued contract loss	229,623	132,526
Deferred rent - current	125,683	112,808
Current portion of long term debt	330,832	117,023
Total current liabilities	5,187,055	8,862,133
Long term liabilities:
Deferred rent - long term	819,016	885,076
Long term debt, net of unamortized discount	3,051,781	3,237,061
Total long term liabilities	3,870,797	4,122,137
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 118,160,245 and 107,433,190 shares issued at June 30, 2009 and December 31, 2008, respectively	1,181,602	1,074,332
Additional paid-in-capital	217,476,726	212,145,254
Deficit accumulated during the development stage	(197,201,834)	(186,895,207)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	20,743,655	25,611,540
Total liabilities and stockholders’ equity	$29,801,507	$38,595,810

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through June 30,
	2009	2008	2009	2008	2009
Revenue	$281,705	$28,188	$392,641	$48,392	$5,181,319
Cost of goods sold	285,643	4,116	457,677	4,172	5,636,941
Gross profit	(3,938)	24,072	(65,036)	44,220	(455,622)
Operating expenses:
Operations and maintenance	768,957	—	1,546,093	—	1,546,093
Research and development	1,485,649	3,003,236	3,676,703	6,035,579	87,493,565
Selling, general and administrative	1,995,349	2,128,580	3,892,811	4,304,241	61,941,417
Loss on contract commitments	—	86,601	132,500	86,601	2,936,562
Depreciation and amortization	442,530	313,477	866,418	593,218	6,622,040
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	4,692,485	5,531,894	10,114,525	11,019,639	167,362,873
Loss from operations	(4,696,423)	(5,507,822)	(10,179,561)	(10,975,419)	(167,818,495)
Other income (expense):
Interest income	1,736	75,985	12,256	256,378	5,587,743
Interest expense	(75,712)	—	(143,013)	—	(1,308,168)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	3,691	—	3,691	(132)	(219,302)
Total other income (expense), net	(70,285)	75,985	(127,066)	256,246	7,622,855
Net loss	(4,766,708)	(5,431,837)	(10,306,627)	(10,719,173)	(160,195,640)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(4,766,708)	$(5,431,837)	$(10,306,627)	$(10,719,173)	$(197,134,334)
Loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.12)
Weighted-average common shares outstanding	115,486,517	88,712,016	112,262,766	88,690,200

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Six months ended June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(10,306,627)	$(10,719,173)	$(160,195,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866,418	593,218	6,622,042
Loss (gain) on sale of fixed assets	347	132	193,425
Impairment of assets, net	—	—	4,551,147
Interest expense relating to issuance of warrants	28,529	—	409,568
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	821,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	564,723	1,319,563	4,532,091
Deferred rent	(53,185)	131,942	(485,302)
Cash received from landlord for build-out credit	—	1,430,000	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(51,158)	263,433	(62,998)
Unbilled costs on government contracts	(222,763)	68,400	(239,567)
Prepaid expenses and other current assets	423,930	(1,336,959)	(652,493)
Accounts payable	(2,260,104)	427,786	1,565,416
Accrued compensation and benefits	(201,273)	8,948	1,208,765
Advance billings on contracts	13,812	1,289	24,623
Accrued interest	—	—	275,560
Accrued loss on contract commitments	97,097	78,577	229,623
Other accrued expenses and current liabilities	(1,551,294)	14,653	1,710,783
Net cash used in operating activities	(12,651,548)	(7,718,191)	(134,820,144)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(28)	174,346	(205,048)
Increase in other assets	—	—	(412,072)
Purchases and manufacture of property and equipment	(1,951,154)	(6,261,987)	(34,812,755)
Sale of property and equipment	—	—	202,674

Net cash used in investing activities	(1,951,182)	(6,087,641)	(31,664,619)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	4,813,757	17,204	75,736,425

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Six months ended June 30,		June 30,
	2009	2008	2009
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	60,262	41,197	336,083
Exercise of employee stock options	—	15,182	2,304,091
Issuance of debt	—	—	3,571,993
Warrants issued in relation to lease	—	—	716,614
Cash paid for financing costs and other assets	(1,432,873)	—	(1,436,021)
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by financing activities	3,441,146	73,583	169,680,654
(Decrease) increase in cash and cash equivalents	(11,161,584)	(13,732,249)	3,195,891
Cash and cash equivalents, beginning of period	14,357,475	30,417,095	—
Cash and cash equivalents, end of period	$3,195,891	$16,684,846	$3,195,891
Supplemental disclosure of cash flow information:
Cash paid for interest	$116,735	$—	$664,155
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$—	$227,946	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy.  We have experienced net losses since our inception and, as of June 30, 2009, had an accumulated deficit of approximately $197.2 million.  We are generating some revenues from the provision of frequency regulation services to the grid. We expect increased revenues in the future from the continued deployment and commercialization of our flywheel energy storage systems. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 7.

In February 2009, we entered into a Stock Purchase Agreement with an investor, Seaside 88, LP, (“Seaside”), which was amended (the “First Amendment”) on June 19, 2009. Under the terms of the original agreement, Seaside would have invested one million dollars on a monthly basis for at least 6 months, and up to 18 months, through the purchase of our common stock at a discount of 20% from the 5-day volume weighted average price. Under the First Amendment, Seaside will buy 1,500,000 shares of our stock twice per month at discount of 14% from the 10-day volume weighted average price, up to an aggregate purchase price of $18,000,000.  (See Note 8 for additional information.) During 2000, we completed an initial public offering of our common stock and raised approximately raised approximately $49.3 million, net of offering expenses.  Since 2000, we have raised approximately $78.6 million, net of expenses, through the sale of common stock and warrants, including the sale of stock to Seaside during February through August 5, 2009.

Operations

Our focus is to design, manufacture and market flywheel-based energy storage systems that provide frequency regulation and other highly reliable energy solutions for the worldwide electricity grid at competitive costs. We also plan to sell individual and large-scale systems outright or on a fractional basis. As we expand our flywheel production and continue to lower system costs, we believe we will be able to market other cost-effective applications for our flywheel systems that will further expand our revenues.

Our principal market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); Midwest ISO (MISO) and Texas (ERCOT). Because ERCOT is not regulated by the Federal Energy Regulatory Commission (FERC), we are not able to encourage beneficial market rule changes there by leveraging FERC Order No. 890. This Order was intended to promote greater competition in electricity markets, in part by allowing non-generation resources (i.e., generators other than fossil fuel-based or hydroelectric) to bid and sell into frequency regulation markets and be compensated on equal terms with traditional generation resources. As a result, we are focusing on the FERC-regulated open bid markets first and will begin to work on entry into ERCOT once we are operating in the other markets.

To execute our business plan and continue as a going concern will require substantial additional outlays of capital from equity and/or project financing to build regulation facilities and support operations at our Tyngsboro and other facilities. Until the U.S. Department of Energy (DOE) loan is closed and disbursements begin, we will not make substantial expenditures for construction of the Stephentown facility.  Apart from such expenditures, we will have sufficient cash to fund operations into 2010 based on continuing funding from Seaside.  We expect to complete the 20 MW facility in Stephentown, New York, within 12 to 18 months from the date we obtain the first disbursement of funds available from the loan guaranteed by the DOE.  The loan, which would be funded by the U.S. Treasury’s Federal Financing Bank, is expected to provide debt financing for 62.5%, or $43 million, of the estimated $69 million total project cost. Approximately $50 million of this total cost is direct equipment and facility costs.  The remainder includes substantial contingency, legal, due diligence, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process, or are greater than we expect to apply to subsequent similar facilities.  Of the $26 million not financed by the loan, we have already incurred approximately $13 million in eligible project expenditures which will be considered part of our equity contribution to the project.  A significant portion of this in-kind contribution will come from the redeployment of up to 4 MW of energy storage from Tyngsboro to the Stephentown site. We are exploring funding alternatives for the remaining $13 million, including a direct equity investment by one or more third parties in the New York regulation plant and/or the sale of our common stock.

We do not expect to become profitable or have positive cash flow until at least 2012. Through August 5, 2009, we have raised approximately $7.7 million of net proceeds from the sale of stock to Seaside. We have elected to exercise our option to extend the Seaside stock purchase agreement for six additional semi-monthly closing dates over a period scheduled to end with the October 5, 2009 closing date. We also have an option to extend the agreement, at our sole discretion, for an additional period covering six further semi-monthly closings scheduled to commence on October 20, 2009.  Our business plan for 2009 includes legal and other costs required to finalize the loan guaranteed by the DOE, begin site work at our Stephentown, NY facility as well as begin procurement of materials and manufacturing of flywheels for that site.  Our business plan for 2010 includes the construction of the Stephentown 20 MW facility, installation of most of the flywheel systems and the start of work on a second 20 MW facility. In order to execute our business plans for 2009 and 2010, in addition to the $43 million from the DOE loan, we will require funding as follows:

•         $15 million to complete due diligence and close the loan guaranteed by the DOE

•         $25 million to fund on-going operations for the remainder of 2009 and all of 2010, of which we expect to receive an additional approximately $10 million from our existing agreement with Seaside.

The timing of the disbursement of the DOE loan is directly affected by the timing of the execution of an interconnection agreement with NYISO; hence the ramp up of cash burn will be affected by the same timing.  We will require additional funds from a combination of equity and project finance for the deployment of additional 20 MW facilities in the future.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, since our inception, we have had minimal revenues and incurred losses of approximately $197.2 million, including losses of approximately $10.3 million during the six months ending June 30, 2009. We had approximately $3.2 million of cash and cash equivalents on hand at June 30, 2009, and have raised an additional $2.8 million in cash subsequent to the end of the quarter through the sale of stock to Seaside through August 5, 2009.  Under an existing debt facility with Mass Development, we also have remaining approximately $1.4 million that can be drawn down for qualified capital equipment purchases made by October 2009 for our Tyngsboro, Massachusetts facility.  As of June 30, 2009, we have made expenditures that may qualify for a drawdown of approximately $443,000 under the loan program. Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent in the short term on our ability to obtain additional equity and debt financing, and in the long term, on the successful commercialization of our Smart Energy Matrix™. We believe that the achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements.  In addition we are also considering a number of other strategic financing alternatives and have incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

Reclassification of prior period amounts

Certain prior period amounts have been reclassified to be consistent with current period reporting.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC. As of June 30, 2009, these entities remain inactive.  The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.  In July 2009, we established two additional wholly-owned subsidiaries, Stephentown Holding LLC and Stephentown Regulation Services, LLC.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully-diluted EPS only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three and six month periods ended June 30, 2009 and 2008 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of earnings per share.

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

Lease Obligation and Deferred Rent

In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 6: Commitments and Contingencies.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with SFAS No. 13, “Accounting for Leases,” these reimbursements have been credited to “Deferred rent”, and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Deferred rent — long term.”

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

No asset impairment charges were considered necessary for the three or six months ended June 30, 2009 or 2008.

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

	Six months ended June 30,
	2009	2008
Beginning balance	$132,526	$67,419
Charges for the period	132,500	86,601
Reductions	(35,403)	(8,024)
Ending balance	$229,623	$145,996

Cost of Goods Sold

We value our products at the lower of cost or market.  Costs in excess of this measurement are expensed in the period in which they are incurred.

For frequency regulation revenue, cost of goods sold represents the cost of energy.  In the future, we expect our energy costs to be for the nominal energy losses associated with operating our flywheel systems.  From November 2008 (when the ISO-NE pilot program began) until late April 2009, we were billed at retail for all of the energy stored on our flywheels, rather than for our net energy usage. Since late April 2009, our energy costs have decreased substantially as we have been billed the wholesale rate for our net energy used, plus retail transmission and distribution charges.  See further discussion in Management Discussion and Analysis.

Government contracts are calculated on a percentage of completion basis. In the event that expected costs exceed total contract revenue, the excess costs are charged to contract loss.

We provide a five-year limited product warranty for our Smart Power M-series inverter product line and accrue for estimated future warranty costs in the period in which the revenue is recognized.  In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes.  During 2009 and 2008 we continue to have very limited sales from our inventory of inverter products, which we are no longer manufacturing.  The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year.  Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

Recently Issued Accounting Pronouncements and Regulations

In June, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, “FASB Accounting Standards Codification™.”  SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. The adoption of this standard is not expected to have a material impact on our financial statements; however, it will impact the manner in which we refer to accounting policy in our financial statement disclosures.

In June, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is a revision of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposures to the risks related to transferred financial assets.  It eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 166 will be effective for our Company as of January 1, 2010.  Early application is not permitted.  Our business plan anticipates the use of project financing to fund the construction of frequency regulation installations, which we would then operate.  This standard may impact our reporting for such transactions.

In June, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.  46(R),” which is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.   This new standard will require a number of new disclosures, and enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  SFAS No. 167 will be effective for our Company as of January 1, 2010.  Early application is not permitted.  In the future, should we become fractional owners of certain frequency regulation installations, this standard may impact our reporting for such entities.

Recently Adopted Accounting Pronouncements and Regulations

We adopted Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events”, which we adopted for the period ended June 30, 2009.  SFAS No. 165 sets forth:

•                  The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

•                  The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements

•                  The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

The adoption of this standard did not have a material impact on financial accounting or reporting during the current reporting period; however, its impact on future reporting periods cannot be determined at this time.

Note 3.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	June 30,	December 31,
	2009	2008
Accounts receivable, trade	$62,998	$11,840
Reserve	—	—
Accounts receivable, net	$62,998	$11,840

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. At June 30, 2009 and December 31, 2008, we had approximately $6,000 of holdbacks in our accounts receivable balance.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	June 30,	December 31,
	Lives	2009	2008
Construction in Progress	Varied	$12,961,906	$11,629,918
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	2,009,419	2,009,419
Machinery and equipment	5 - 10 years	2,830,851	2,600,410
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	700,832	634,294
Office equipment and software	3 years	994,853	1,028,037
Leasehold improvements	Lease term	7,802,927	7,572,244
Equipment under capital lease obligations	Lease term	698,677	700,517
Total		$28,208,715	$26,384,089
Less accumulated depreciation and amortization		(4,090,121)	(3,356,180)
Property and equipment, net		$24,118,594	$23,027,909

In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Energy Storage Technology Pilot Program (Pilot Program) with a system installed inside our Tyngsboro facility. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program. An additional 1 MW of capacity was deployed in July 2009.

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

The components of “Construction in progress,” which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	June 30,	December 31,
	2009	2008
Materials to build production flywheels	$5,801,451	$6,553,828
Smart Energy 25 flywheels	4,005,649	2,199,164
Smart Energy Matrix™ in progress	2,986,791	2,296,608
Machinery and equipment	131,517	302,267
Leasehold improvements	36,498	278,051
Construction in progress	$12,961,906	$11,629,918

As of June 30, 2009 and December 31, 2008, approximately $12,800,000 and $11,000,000, respectively, of the total shown as CIP represents completed flywheels, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction at our Tyngsboro and Stephentown sites.  The Smart Energy Matrix™ installation costs included in

CIP at June 30, 2009 and December 31, 2008 include approximately $2,400,000 and $1,900,000, respectively, for fungible components we expect to deploy at either our site in Stephentown, New York or in Groveport, Ohio, and approximately $589,000 and $385,000, respectively, in site costs related to Stephentown.  The remaining costs in CIP related to various machinery, equipment, tooling, software and computer equipment which were not in service as of the periods reported.

Note 5.  Deferred Financing Costs and Other Assets

Deferred financing costs represent legal and due diligence costs incurred to obtain debt.  Such costs are amortized over the life of the debt.  Other assets represent advance payments to suppliers for custom materials used in the manufacture of our flywheels or frequency regulation facilities.  Details of our Deferred financing costs and other assets are as follows:

	June 30,	December 31,
	2009	2008
Prepaid financing costs associated with the DOE loan guarantee	$1,002,830	$—
Deferred finance charges associated with the MassDev loan	79,738	96,033
Supplier prepayments	440,042	—
Total	$1,522,610	$96,033

Note 6.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations for the five years following June 30, 2009:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
June 30, 2009	$—	$2,853,989	$2,853,989
December 31, 2009	354,062		354,062
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
December 31, 2014	618,000		618,000
Total Commitments	$4,036,313	$2,853,989	$6,890,302

At June 30, 2009, we had firm purchase commitments with our suppliers to acquire components for our commercial flywheel units, begin the build-out of the Smart Energy Matrix™ in Stephentown, and satisfy contractual obligations for our research and development programs in the amount of approximately $2.9 million. We have an additional $2.8 million conditional material purchase commitment to a second source supplier who is working to meet our qualification requirements.

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

We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at June 30, 2009 of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expense was approximately $294,000 and $291,000 during the six months ended June 30, 2009 and 2008, respectively.

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

Note 7.  Long-Term Debt

Long-term debt was as follows, which approximates fair value:

	As of:
	June 30,	December 31,
	2009	2008
6.5% Note Payable to MassDev, due November 2015	$3,571,993	$3,571,993
Less unamortized discount (warrants)	(189,380)	(217,909)
Total	3,382,613	3,354,084
Less current portion of long term debt	(330,832)	(117,023)
Net long-term debt	$3,051,781	$3,237,061

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

The MassDev loan is evidenced by a promissory note under which we may make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain building improvements at our Tyngsboro, Massachusetts facility. We have one year following the date of the initial advance to draw on the loan for manufacturing equipment that qualify under the terms of the agreement. The initial advance on the loan was made in October 2008 for approximately $3.6 million. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%.

Payments to MassDev began in November 2008. The payments will be of interest only during the first 12 months and thereafter, the balance of the principal outstanding under the note shall be amortized in equal monthly installments of principal and interest over the remaining term of the note.

Based on the amount currently outstanding, principal payments required under the loan over the next five years, excluding discount due to warrants, are as follows:

Amount
Period ending:
December 31, 2009	$118,749
December 31, 2010	494,718
December 31, 2011	527,851
December 31, 2012	563,202
December 31, 2013	600,920

Amount
December 31, 2014	641,165
Thereafter	625,388
Total Payments	$3,571,993

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements funded with the proceeds of the loan with an approximate carrying value of $6,122,000 and $6,135,000 at June 30, 2009 and December 31, 2008, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative’s Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.44%.  The amortization of this discount resulted in approximately $28,500 charged to interest expense during the first six months of 2009.  The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.4%.

Additional capital expenditures will be required in the future to optimize the plant for maximum manufacturing capacity.  The amount and timing of these expenditures are dependent on requirements for equipment needed to meet production schedules as well as having sufficient funding.

Note 8.  Sale of Stock

On February 19, 2009, we entered into a common stock purchase agreement with Seaside, (the “Original Agreement”) valued at up to $18 million. On June 19, 2009, we entered into a first amendment (the “First Amendment”) to the stock purchase agreement.

The Original Agreement required Seaside to buy $1 million of common stock from us once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day.)  The agreement was structured in three six-month tranches, or segments, each covering 6 monthly closings of $1 million each. Our initial commitment was for the first six-month tranche, but we had the option, exercisable at our sole discretion, to extend the agreement for up to two additional six-month periods, for a total of up to $18 million over the three tranches.  We paid Seaside $100,000 for the right to exercise the first optional extension and would pay an additional $50,000 if we wish to exercise the second such extension.  Additionally, at our sole discretion, we could freeze the monthly transactions for up to six months by paying a fee to Seaside of $100,000.  At each monthly closing, the number of shares of common stock to be issued will be determined by applying a 20% discount to the volume weighted average trading price during the five trading days preceding the closing.  If in any month the five-day weighted average trading price of our common stock is below $0.25, then the closing for that month will not occur and will not be made up.  The issuance of shares that would constitute more than 19.9% of the total shares outstanding on the date of the agreement was subject to shareholder approval.  On June 11, 2009, our shareholders approved the issuance of the common stock to Seaside.

The First Amendment requires Seaside to buy 1,500,000 shares of our common stock twice each month at closings on the 5th day and 20th day of each month thereafter (or the next closest business day) at a purchase price equal to 86% of our stock’s volume weighted average trading price over the ten trading days immediately preceding each closing, but in no event below $0.20 per share, up to an aggregate purchase price of $18,000,000.  The First Amendment clarified that the initial period of six closings under the Original Agreement ended at the closing scheduled for the first business day following July 5, 2009.  In addition, we have elected to exercise our option to extend the Agreement for six additional semi-monthly closing dates over a period scheduled to end with the October 5, 2009 closing date.  The Agreement also gives us an additional option, exercisable in our sole discretion, to extend the Agreement for an additional period covering six further semi-monthly closings scheduled to begin on October 20, 2009, at which Seaside would purchase our stock on the same terms as described above.  If we exercise this second option, we will pay Seaside $50,000.  In addition, we may, at our sole discretion, suspend the semi-monthly closings by making a $100,000 payment to Seaside.  We can exercise this right no more than once during each period of six semi-monthly closings.  All other terms and conditions not addressed by the First Amendment are governed by the Original Agreement.

Sales of stock to Seaside under the Original Agreement and First Amendment through June 30, 2009 are as follows:

Transaction Date	Aggregate Value	Common Shares Sold	Sale Price per Share	Volume Weighted Average Price (VWAP)*	Net Proceeds
June 22, 2009	$1,193,895	1,500,000	$0.79593	$0.925500	$1,120,078
May 20, 2009	1,000,000	1,647,772	$0.60688	$0.758600	942,000
April 20, 2009	1,000,000	1,912,777	$0.52280	$0.653500	918,258
March 20, 2009	1,000,000	2,896,200	$0.34528	$0.431600	931,072
February 20, 2009	1,000,000	2,656,184	$0.37648	$0.470600	890,767
Total Investment	$5,193,895	10,612,933			$4,802,175

* Note:  Under the Original Agreement, the sale price was based upon a 5-day VWAP, discounted by 20%.

Under the First Amendment, beginning with the June 22, 2009 closing, the sale price is based upon a 10-day VWAP, discounted by 14%.

On July 6, July 20, and August 5, 2009, Seaside purchased additional stock under this agreement, as discussed in Note 10, “Subsequent Events.” Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants, as discussed in Notes 9 and 11 below.

Note 9.  Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of June 30, 2009:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding
May 24, 2005 Financing	5/24/2005	5/25/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.55	4,221,146
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/10/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/10/2013	$1.99	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97	5,431,805
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.89	171,958
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.20	8,700,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$0.74	8,966,000
Total warrants outstanding				41,328,205

The following shows changes to the warrants outstanding from December 31, 2008 through June 30, 2009:

# Warrants
Warrants outstanding as of December 31, 2008	46,932,939
1/21/2009 Surrender of warrants issued 10/31/2007 by Quercus Trust	(5,884,455)
Warrant Ratchet 11/8/2005 warrant due to pricing (Seaside 2/20/09)	72,542
Warrant Ratchet 11/8/2005 warrant due to pricing (Seaside 3/20/09)	75,260
Warrant Ratchet 11/8/2005 warrant due to pricing (Seaside 4/20/09)	51,764
Warrant Ratchet 11/8/2005 warrant due to pricing (Seaside 5/20/09)	53,092
Warrant Ratchet 11/8/2005 warrant due to pricing (Seaside 6/22/09)	27,063
Warrants outstanding as of June 30, 2009	41,328,205

Warrants with activity during the six months ended June 30, 2009 are described below:

October 2007 Shelf Warrants

In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants, of which 5,431,805 were outstanding as of June 30, 2009. The warrants became exercisable six months and one day after their issuance, and expire May 1, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with an effective registration statement.  On January 29, 2009, Quercus Trust surrendered their 5,884,455 warrants.

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

	# Warrants	Exercise Price
Original Warrant	2,960,527	$2.21
Adjustment based on anti-dilution provision:
Financing February 2007	327,294	$1.99
Financing October 2008	248,808	$1.85
Financing December 2008	404,796	$1.66
Seaside 2/20/09 purchase	72,542	$1.63
Seaside 3/20/09 purchase	75,260	$1.60
Seaside 4/20/09 purchase	51,764	$1.58
Seaside 5/20/09 purchase	53,092	$1.56
Seaside 6/22/09 purchase	27,063	$1.55
Adjusted Warrant as of June 30, 2009	4,221,146	$1.55

Note 10.  Stock Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case longer than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At June 30, 2009, we had 18,408,936 shares reserved for issuance under this plan, of which 13,336,652 relate to outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At June 30, 2009, we had 1,635,397 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of June 30, 2009, certain RSUs granted under the officer employment agreements were vested but stock was not issued because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity as of December 31, 2008 and for the six months ended June 30, 2009 is as follows:

	Six months ended June 30,	Year ended December 31,
	2009	2008
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	24,936	38,084
Based upon current year executive officer agreement	5,640	14,094

	Six months ended June 30,	Year ended December 31,
	2009	2008
Vested RSUs not yet converted to stock**	16,348	14,228

RSU’s granted but not vested:
Related to 2006 executive officer agreement	—	—
Related to 2007 executive officer agreement	12,048	24,068
Related to 2008 executive officer agreement	28,206	37,602
Related to 2009 executive officer agreement	56,393	—
Related to performance-based executive plan*	1,265,823	1,265,823

*                 Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements. Based on our business plan as of December 2008, which slows the deployment of frequency regulation installations due primarily to the tightening of credit markets, our executive management does not believe that it is probable that the award will be earned.  Accordingly, the cumulative compensation expense recorded as of December 31, 2008, was reversed during that period, and no compensation expense was recorded for these PSUs for the six months ended June 30, 2009.

**          RSUs vesting December 31, 2008 were issued on March 10, 2009.

Stock Option Plan Schedules

Stock option activity for the first six months of 2009 was as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2008	11,338,470	$1.18
Granted	629,364	$0.50	$0.25
Exercised	—	$—
Canceled, forfeited or expired	(10,000)	$(0.89)
Outstanding, June 30, 2009	11,957,834	$1.14

The following table summarizes information about stock options outstanding at June 30, 2009:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of Options	Contractual	Exercise	Of Options	Exercise
Price	Outstanding	Life (Years)	Price	Vested	Price
$0.26 - $0.74	4,162,597	6.13	$0.66	3,463,745	$0.69
$0.80 - $1.46	5,802,517	6.85	$1.06	4,060,857	$1.00
$1.51 - $2.19	1,535,470	6.24	$1.82	1,471,630	$1.82
$2.50 - $3.10	130,000	0.85	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	1.66	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	1.31	$6.40	105,000	$6.40
Total	11,957,834			9,453,482

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

During the first quarter of 2009, 20,000 options were granted to a consultant.  Half of these options vested on May 5, 2009, and the remainder was scheduled to vest on November 5, 2009, subject to the consultant’s continued service to the Company.  In accordance with EITF 96-18, “Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services,” the measurement dates for these options has been determined to be the vesting dates.  The consultant’s services were terminated as of the end of June 2009. Under the terms of the option agreement, the consultant must exercise the vested options within 3 months of the termination date, or they will be forfeited.  The non-vested options were forfeited as of the termination date.  The options vesting in May 2009 were valued with a life of .75 years (9 months), using an effective interest rate that corresponds to U.S. Treasury instruments with a similar maturity.  Options granted to officers, employees and directors have been valued with an expected life of 3.5 years in 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	0.34% - 1.36%	2.54% - 3.33%	0.34% - 1.36%	2.15% - 3.33%
Expected life of option	.75 - 3.5 years	3.5 years	.75 - 3.5 years	3.5 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%	0%
Assumed volatility	77% - 90%	89% - 95%	77% - 90%	87% - 98%
Expected forfeitures	8.3%	10%	8.3%	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operations and maintenance	$29,615	$—	$64,112	$—
Research and development	101,694	268,655	209,387	631,564
Selling, general and administrative	154,402	299,598	291,224	687,999
Total stock compensation expense	$285,711	$568,253	$564,723	$1,319,563

Components of stock compensation expense:
Compensation expense related to RSUs and PSUs	$20,671	$154,599	$28,725	$316,745
Compensation expense related to stock options	265,040	413,654	535,998	1,002,818
Total stock compensation expense	$285,711	$568,253	$564,723	$1,319,563

As of June 30, 2009, there was approximately $579,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 11.  Subsequent Events

Subsequent events have been evaluated through August 6, 2009, which is the date financial statements were issued.

On July 2, 2009, we announced that we received a conditional commitment from the DOE for a loan guarantee of approximately $43 million. The DOE’s offer outlines terms for a loan that would finance more than 60% of our planned 20-megawatt (MW) flywheel-based energy storage installation to be located in Stephentown, New York.

The loan, which would be funded by the U.S. Treasury’s Federal Financing Bank, is expected to provide debt financing for 62.5%, or $43 million, of the estimated $69 million total project cost. Approximately $50 million of this total cost is direct equipment and facility costs. The remainder includes substantial contingency, legal, due diligence, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process, or are greater than we expect to apply to subsequent similar facilities.  Of the $26 million not financed by the loan, we have already incurred approximately $13 million in eligible project expenditures which will be considered part of our equity contribution to the project.  A significant portion of this in-kind contribution will come from the redeployment of up to 4 MW of energy storage from Tyngsboro to the Stephentown site. We are exploring funding alternatives for the remaining $13 million, including a direct equity investment by one or more third parties in the New York regulation plant and/or the sale of our common stock.

The closing of the loan is subject to the execution of a Loan Guarantee Agreement, under which a number of additional conditions will need to be met and ancillary agreements negotiated and signed.  For example, one of the conditions is the payment of the credit subsidy cost, representing the “cost of a loan guarantee,” as set forth in section 502(5)(C) of the Federal Credit Reform Act of 1990.  This will be a material amount.  We have taken steps to obtain funding from the government for the credit subsidy cost, and believe that funding has been authorized by the American Recovery and Reinvestment Act of 2009.  We have received a letter from the DOE confirming that the project may qualify for such funding if physical construction commences no later than September 30, 2011 and if laborers and mechanics employed in performing the project are paid in accordance with the Davis-Bacon Act.  However, if such government funds cannot be obtained, we will be required to pay the credit subsidy cost ourselves and to raise additional funding to cover that amount.  There is no guarantee that the government will pay the credit subsidy cost, or if necessary, that we can raise additional funding on reasonable terms, or at all, to cover that amount.

The closing of this loan, and the closing of all such loans to all borrowers under the loan guarantee program, is also subject to the Secretary of the Department of Energy’s right of termination of the conditional commitment for any reason at any time before the execution of the Loan Guarantee Agreement pursuant to the regulations which implement the loan guarantee program.

On each of July 6, July 20, and August 5, 2009 we sold Seaside 1,500,000 shares of Common Stock (4,500,000 shares total) for a purchase price of $0.74562, $0.62178 and $0.62617 per share, respectively, (calculated based upon a 14% discount to the volume weighted average market price of $0.867, $0.723 and $0.72810 per share, respectively, over a period of 10 days prior to the sale to Seaside). From February 2009 through August 5, 2009, Seaside has purchased a total of 15,112,933 shares at a total price of approximately $8.2 million.

Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants.  The July 6, July 20 and August 5, 2009 stock sales to Seaside resulted in an increase in the number of shares exercisable for the November 2005 warrants of 27,411, 27,766 and 28,132, respectively, and an adjusted exercise price as of August 5, 2009 of $1.52.

In July 2009, we established two additional wholly-owned subsidiaries, Stephentown Holding LLC and Stephentown Regulation Services, LLC.

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

During the quarter ended March 31, 2009, we increased the loss reserve for the Tehachapi contract by approximately $133,000 to reflect the difference between the overhead rate used when we bid on the contract, and our current “full-capacity” rate.  Our current facility’s manufacturing capacity is 600 flywheels per year, and current overhead rates are based on our forecasted costs at this capacity.  Because we are not yet operating at this capacity, use of this rate results in a significant portion of our costs being expensed as period costs.  However, we bid on the Tehachapi contract mid-2007, prior to our move to the Tyngsboro facility.  At the time, we had anticipated expanding our manufacturing capacity to 1,000 units per year, and had calculated the overhead rate used in our bid based on that capacity.  Our engineering and manufacturing overhead rates are based upon direct labor hours, and thus are sensitive to changes in capacity or headcount. Cost estimates for our contracts are also subject to change based upon the number of hours required to complete the project as well as the cost of direct materials, contract-related travel and outside services such as consultants.

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

As of June 30, 2009, in order to determine whether or not the current inventory of flywheels and related equipment on hand is impaired, we reviewed the current status of the 20 MW system, and noted the following:

•                  The first 20 MW installation, planned for Stephentown, NY, is expected to cost approximately $69 million, which includes substantial contingency, legal, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process, or are greater than we expect to apply to subsequent similar facilities.  All of these costs are eligible project expenses under the loan program rules.

•                  The second 20 MW installation is expected to cost approximately 35% less than the first 20 MW plant.  Cost reductions for the second plant are expected to occur due to savings from

•                  Reduced legal, consulting and administrative costs

•                  Volume supplier agreements, and

•                  Production and construction optimization.

•                  The location for the first 20 MW installation will be in the NYISO region.  This is currently the most attractive market for regulation services. Historically, it has offered attractive frequency regulation clearing prices and is expected to provide us with a control signal that is well-suited to our type of energy storage-based regulation resource.

•                  We performed cash flow testing based upon a variety of scenarios, using historical 12-month average day-ahead and real-time clearing prices for regulation in NYISO.  Our analysis included the potential impact of various “worst case” scenarios based upon potential negative factors, individually and in combination, such as a reduction in the frequency regulation clearing price of up to 20%; increases in energy costs of up to 20%; higher construction costs of up to 30%; or certain changes in control signals.

•                  Our forecast and models indicate that we can expect positive cash flows from a 20 MW frequency regulation installation in New York, and that consequently, as of June 30, 2009 no impairment reserve is required for our current supply of flywheels and related fungible Smart Energy Matrix™ components.

Overview

We design, manufacture and market flywheel-based energy storage systems that provide frequency regulation and other highly reliable energy solutions for the worldwide electricity grid at competitive costs. We also plan to sell individual and large-scale systems outright or on a fractional basis. As we expand our flywheel production and continue to lower system costs, we believe we will be able to market other cost-effective applications for our flywheel systems that will further expand our revenues.

Our principal market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); Midwest ISO (MISO) and Texas (ERCOT). Because ERCOT is not regulated by the Federal Energy Regulatory Commission (FERC), we are not able to encourage beneficial market rule changes there that are mandated by FERC Order No. 890. This Order was intended to promote greater competition in electricity markets, in part by allowing non-generation resources such as ours to bid and sell into frequency regulation markets and be compensated on equal terms with traditional generation resources. As a result, we are focusing on the FERC-regulated open bid markets first and will begin to work on entry into ERCOT once we are operating in the other markets.

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

Under the open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been scheduled to provide service, although each ISO may calculate payments based on formulas that yield different revenue results, even with equivalent frequency regulation clearing prices.

Our Smart Energy Matrix™ recycles excess energy when generated power exceeds load and delivers it when load exceeds generated power. We believe that our low operating costs will allow us to participate with a very favorable profit margin in the open-bid markets. Also, our systems respond up to 100 times faster than fossil fuel generators providing frequency regulation. Certain ISOs have implemented or are considering tariff changes that would provide additional or enhanced payment mechanisms to compensate resources, such as ours, for faster regulation response.  If such performance-based tariffs are approved, we believe that there is potential for us to receive greater revenues and even higher than projected profit margins for providing regulation services.

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

•                  Share ownership of some plants together with investors as a means of accelerating cash flow during the early years of our commercial deployment

•                  Enter into bilateral contracts with utilities that currently self-provide or purchase regulation services to satisfy their obligations to pay for or self-provide regulation services in their respective grid regions.

Our Smart Energy 25 flywheel system includes the flywheel and its associated power electronics. A Smart Energy Matrix™ is an array of ten Smart Energy 25 flywheel systems that provides 1 MW of energy storage. A frequency regulation installation includes one or more Smart Energy Matrices™, along with ancillary equipment and site work. A typical full-scale installation would have a capacity of 20 MW. The components of a frequency regulation installation are divided into three categories:

•                  Non-fungible location-based costs such as legal or site development costs, which would not be economically viable for redeployment

•                  Fungible location-based investments for equipment which would be economically viable for redeployment

•                  Fungible flywheel and power electronics costs which would be economically viable for redeployment.

On November 18, 2008, we connected our first 1 MW Smart Energy Matrix™ to the electric grid in Tyngsboro, Massachusetts. The 1 MW system was installed under the ISO New England Alternative Technologies Pilot Program, which allows us to generate revenue for regulation services while we, and ISO-NE, explore ways to optimize the beneficial impact of the technology and while ISO-NE develops permanent market rules that will govern the application of the technology. An additional 1 MW of capacity was connected to the grid in July 2009. We expect to redeploy this second megawatt to the Stephentown site as part of our in-kind equity contribution required under the terms of the DOE loan guarantee program.

The pilot program and its revenue component will continue until permanent rules are in place. This process is expected to be completed by May 2010, or earlier. The pilot program was approved by FERC as part of ISO-NE’s compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called non-generation resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis.

As part of the process of modifying its market rules, ISO-NE has been adjusting the control signal it sends to our Smart Energy Matrix™ to help maximize our regulation effectiveness.  ISO-NE has a three-part payment model for regulation service:

1.               Payment for the resource’s MWs of capacity that are scheduled to perform regulation, referred to as “Time-On-Regulation.”

2.               Payment based on the degree to which a resource changes its output, referred to as “Regulation Service” or “Mileage.”  Fast-response resources receive higher mileage payments than slower-responding resources.

3.               Payment to compensate generators for lost revenue as a consequence of providing frequency regulation rather than conventional power generation, referred to as “Opportunity Cost.”

Revenues that we are currently receiving from this pilot program are lower than those that we expect to receive under permanent market rules, principally because under ISO-NE’s pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost.

Electricity costs for operating the 1 MW pilot Smart Energy Matrix™ in Tyngsboro through the end of April 2009 were higher than what we expect our electricity costs to be in the future.  Because the 1 MW pilot project is connected to a distribution-level power line, from November 2008 through late April 2009, we paid the retail price for our gross withdrawals from the grid, instead of paying the wholesale price for the net electricity (withdrawals minus injections), plus retail transmission and distribution charges. Since our 1 MW pilot resource is connected at distribution level, the price of electricity was determined by the retail tariff of the local distribution company, as compared to the ISO wholesale tariff, and the retail tariff does not have a provision for netting the electricity withdrawn and injected back to the grid. In late April 2009, ISO-NE and our local distribution company implemented a change which reduced our commodity cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate.  In addition, a new regulation dispatch signal implemented by the ISO-NE in May 2009 has reduced the amount of net electricity we need to purchase.  We are still paying retail transmission and distribution charges. These favorable adjustments now enable us to earn positive gross margin for the remainder of the pilot program.  Of course, the cost of electricity will be even further reduced for our 20 MW facilities, as we will be connected to transmission-level (rather than to distribution-level) power lines, and will be charged the lower wholesale commodity price for our net energy usage and will not be subject to retail transmission and distribution fees.

The location of our regulation installations and the sequence in which they will be constructed depend on a number of factors, including but not limited to:

•      Comparative market pricing available for frequency regulation in different markets

•      Our ability to receive appropriate revenues and payments according to the market rules of each regional market

•      Availability of transmission lines

•      Availability and cost of land

•      Ability to secure all necessary environmental and other permits and approvals

•      Ability to obtain grid interconnection approvals.

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

Our interconnection request for the 20 MW plant includes National Grid as the transmission provider.  Before we can enter into an interconnection agreement with NYISO, we must complete a System Impact Study, which is currently under way, followed by a Facilities Study.  The purpose of the studies is to confirm that our installation can appropriately interface with the grid, and to identify any utility upgrades or other equipment that may be needed before construction can begin.  Construction and development of this site is also subject to certain state and local permitting processes. After executing an interconnection agreement, necessary upgrades to grid equipment to permit such interconnection will begin, in a timeline roughly parallel to our construction of the facility.

On June 10, 2009, we announced that we and the New York State Energy Research and Development Authority (NYSERDA) are in the process of negotiating a statement of work relating to a portion of the interconnection and other aspects of the Stephentown facility. The contract value is expected to be approximately $2 million.

We may elect to install 1 MW installations in ISOs to provide early insight to operating within each market. The economics of these 1 MW systems may not be representative of expected revenues and costs for a 20 MW plant, and therefore the non-fungible costs may be expensed on our income statement rather than being booked as a fixed asset on our balance sheet.  For example, in the New York market, we may deploy a 1 MW resource on the Stephentown site, but initially interconnected to NYSEG (later interconnected to National Grid, when such interconnection is approved).  Similarly, in Ohio we expect to deploy 1 MW at the AEP facility as described below. The non-fungible costs associated with deploying small installations (such as at the AEP facility) which are not intended to remain in service for terms exceeding two years will be expensed.

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

On July 2, 2009, we announced that we received a conditional commitment from the U.S. Department of Energy (DOE) for a loan guarantee of approximately $43 million.  The DOE’s offer outlines terms for a loan that would finance more than 60% of our planned 20-megawatt (MW) flywheel-based energy storage installation to be located in Stephentown, New York. The loan, which would be funded by the U.S. Treasury’s Federal Financing Bank, is expected to provide debt financing for 62.5%, or $43 million, of the estimated $69 million total project cost. Approximately $50 million of this total cost is direct equipment and facility costs. The remainder includes substantial contingency, legal, due diligence, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process, or are greater than we expect to apply to subsequent similar facilities.  Of the $26 million not financed by the loan, we have already incurred approximately $13 million in eligible project expenditures which will be considered part of our equity contribution to the project.  A significant portion of this in-kind contribution will come from the redeployment of up to 4 MW of energy storage from Tyngsboro to the Stephentown site. We are exploring funding alternatives for the remaining $13 million, including a direct equity investment by one or more third parties in the New York regulation plant and/or the sale of our common stock.

We plan to have an aggregate of up to 5 MW of flywheel energy storage capacity produced by year-end. In addition to our Stephentown, New York site and an identified site within AEP, we are also identifying and developing additional sites in our target markets.

In volume production, our goal is to complete 20 MW facilities at a cost of approximately $25 to $30 million each, though the first 20 MW plant will cost approximately $69 million, of which approximately $50 million is direct equipment and facility costs. The remainder of the cost estimate includes substantial contingency, legal, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process, or are greater than we expect to apply to subsequent similar facilities.  In 2010 and 2011, we will continue to have capital needs that will require additional funding through equity and project financing to fund the ongoing deployment of frequency regulation installations.  Our deployment plans are affected by a number of factors and activities, including but not limited to the following:

•      Timing of the anticipated closing of the DOE loan and other fund-raising

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

•      Need to change market rules in some ISOs to be compatible with our technology and to permit revenue to be achieved at the same level as traditional providers.  See “Regulatory and Market Affairs” for details on market rule changes within each of our target markets

•      Ability to secure all necessary environmental, interconnection and other permits and approvals.

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

We have encountered wide variations from one ISO to another in the suitability of its framework and market rules for commercial deployment of our systems. We have found that we must engage in significant interaction with each ISO before the regulation market in that ISO region is ready for energy storage. FERC Order 890 has accelerated the pace of market rule changes. In 2008 and the first half of 2009 we made progress with several of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in the regulation market. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology to their grids.  In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signal in order to ensure our Smart Energy Systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheel’s fast response capability, while recognizing our resource has limited energy storage capacity. The proposed market rule changes, coupled with effective regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each ISO market is as follows:

•      We believe NYISO presents the most favorable site for the first full-scale commercial deployment of our systems. As a result of FERC Order 890, new management at NYISO and extensive work by us, NYISO has developed and FERC has approved new tariff and market rules for Limited Energy Storage Resources (LESRs) to provide frequency regulation to the NY power grid. These new rules recognize the unique operating characteristics of our technology and remedy key aspects of the current regulation tariff for generators that would otherwise limit our technology.  In addition, NYISO has developed a regulation dispatch method for LESRs that will take advantage of the LESRs’ fast response rates and maximize their deployment. The energy level in our flywheels will be actively managed by NYISO to maintain regulation capability to the extent possible by charging/discharging as necessary.  Furthermore, the new tariff will allow us to net our electricity costs at wholesale rates.  We believe the new tariff and dispatch mechanisms will provide an effective and efficient method for integrating flywheels into the NYISO Regulation market.  In addition to market rules, in December 2008 the Northeast Power Coordinating Council’s (NPCC) changed its reliability rules to allow LESRs to provide frequency regulation by removing the requirement that resources be able to generate one hour of continuous energy.  The proposed market, reliability and dispatch changes, coupled with the high price of frequency regulation in New York, make this a very attractive market for our Smart Energy Matrix™ Systems.  The tariff and market changes were passed by the market stakeholders in January 2009, approved by the NYISO Board of Directors in February 2009 and submitted to FERC for approval in March 2009.  FERC approved the LESR tariff on May 15, 2009 with an effective implementation date of May 12, 2009.  The NYISO Regulation Service market is now fully open to flywheel energy storage.

•      On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation Pilot program to comply with Order 890.  The pilot program is designed to run for approximately 18 months until new permanent market rules for energy storage technologies are implemented. The purpose of the Alternative Technologies Regulation Pilot program is to evaluate the performance of new technologies like ours that are unable to participate in ISO-NE’s current regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules.  We began participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro in November 2008 and added an additional 1 MW outside our Tyngsboro facility in July 2009.  Until April 2009, the pilot resource was sent a regulation signal that was similar to one for a traditional generator and therefore did not recognize that our technology provides regulation in a different manner (most importantly, faster) than a traditional generator.  After discussions with ISO-NE, in May 2009, we convinced them to implement a regulation dispatch signal for our pilot project that better recognizes our energy storage’s unique capabilities and is similar to the dispatch method developed by the NYISO. This new dispatch signal has improved the economics of our pilot resources.  We are continuing to work with ISO-NE to implement this type of dispatch signal in the permanent rules at the conclusion of the pilot program. In addition, as also discussed above, we are working to have opportunity cost payments included in the permanent market rules so that the payments made to our resource are comparable to other parties that provide a comparable service.

•      CAISO is in the process of opening its frequency regulation market to energy storage technologies and we are actively participating in this endeavor.  In June 2008, CAISO took the first step to open its market by modifying its tariff to allow bids for regulation by non-generation resources that are capable of providing the service and that meet applicable ancillary service standards and technical requirements. In February 2009, FERC ordered CAISO to make additional modifications to its tariff to ensure that non-generation resources are treated comparably to other resources in the CAISO regulation market.  We are actively engaged in this FERC proceeding.  In addition, we continue to work with CAISO and its stakeholders to promote the lessons learned and best practices from other ISOs for integrating energy storage into the regulation market.  In January 2009, CAISO stated that consideration is being given to creating an optimal dispatch method for storage resources.

•      On January 6, 2009 MISO implemented a new ancillary services market (ASM). However, current prices for frequency regulation are lower than desired.  Given that the market just opened, and that there are certain aspects of its initial deployment that will change over time, we do not believe the current prices are necessarily indicative of what pricing will be in the future. As part of its approval of the ASM, FERC required MISO to make further changes to its ASM to remove barriers to new technologies to provide regulation service.  On April 25, 2008, MISO fully complied with FERC’s directives by filing a request for an entirely new regulation resource category specifically designed for stored energy resources (“SER”), including our flywheel technology, initially to take effect on June 1, 2009.  FERC approved this tariff on December 18, 2008.  This was the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources and it contains features that we expect to maximize our revenues in the MISO market.  We are currently working with MISO and its stakeholders on certain details related to the implementation of this tariff, such as pricing and dispatch.  In May 2009, MISO, with the support of its market stakeholders, submitted to FERC an additional tariff modification to enhance the dispatch algorithm for stored energy resources to better utilize their regulation capabilities.  MISO is proposing to implement the tariff, inclusive of the additional enhancements for storage, on January 1, 2010, at which point we would be able to participate in this market.

•      PJM amended its tariff language to comply with Order 890 and stated that its current rules allow non-generation resources like ours to fully participate in its Regulation and Frequency Response market. We believe PJM’s market rules allow us to enter the market. However, we are now working with PJM to encourage the adoption of a regulation dispatch signal for energy storage resources that takes full advantage of our system’s fast response capability and maximizes benefits to PJM’s grid, and pays us for the full benefits of our resource.  PJM has developed a new fast regulation signal for storage.  We are in the process of analyzing and developing models to evaluate this signal.  We are also working with PJM and market stakeholders to clarify and/or amend certain aspects of PJM’s tariff in order to maximize our potential revenues in the PJM market.

•      Since ERCOT is not regulated by the Federal Energy Regulatory Commission, in the past, we have focused our efforts in the other ISOs.  As the performance of our technology is fully demonstrated at a system-wide level in other ISOs, and as wind generation in Texas increases and therefore the demand for fast frequency regulation resources rises, we will begin to focus our attention on this market.

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

Discussion of Operations

We have experienced net losses since our inception and, as of June 30, 2009, had an accumulated deficit of approximately $197.2 million.  We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until at least 2012. To execute our business plan, we must raise additional funds through a combination of equity and/or debt.

In 2009/2010 and beyond, we will need additional funding to expand our manufacturing capabilities and to build and install frequency regulation facilities in accordance with our business plan. We expect to raise the required funds in 2009 and 2010 through the DOE loan program guarantee and the sale of stock in the Company.  In the future, as the number of our regulation facilities increases and we develop sustainable cash flows from operations, we expect to fund additional installations from a combination of project financing, equity and available cash flow from existing regulation facilities.

The closing of the DOE loan is subject to the execution of a Loan Guarantee Agreement, under which a number of additional conditions will need to be met and ancillary agreements negotiated and signed.  For example, one of the conditions is the payment of the credit subsidy cost, representing the “cost of a loan guarantee,” as set forth in section 502(5)(C) of the Federal Credit Reform Act of 1990.  This will be a material amount.  We have taken steps to obtain funding from the government for the credit subsidy cost, and believe that funding has been authorized by the American Recovery and Reinvestment Act of 2009.  We have received a letter from the DOE confirming that the project may qualify for such funding if physical construction commences no later than September 30, 2011 and if laborers and mechanics employed in performing the project are paid in accordance with the Davis-Bacon Act.  However, if such government funds cannot be obtained, we will be required to pay the credit subsidy cost ourselves and to raise additional funding to cover that amount.  There is no guarantee that the government will pay the credit subsidy cost, or if necessary, that we can raise additional funding on reasonable terms, or at all, to cover that amount.

The closing of this loan, and the closing of all such loans to all borrowers under the loan guarantee program, is also subject to the Secretary of the Department of Energy’s right of termination of the conditional commitment for any reason at any time before the execution of the Loan Guarantee Agreement pursuant to the regulations which implement the loan guarantee program.

If the loan guaranteed by the DOE does not close on a timely basis, or if government funds are not available to pay the credit subsidy costs, it will affect the timing for completing the Stephentown project.  We expect to complete the 20 MW facility in Stephentown, New York, within 12 to 18 months from the date we obtain the first disbursement of funds available from the loan guaranteed by the DOE.   In the event that government funds are not available to cover the credit subsidy cost, we would need to find alternative funding for the project, and construction would likely be delayed.  Apart from expenditures to construct the Stephentown facility, we will have sufficient cash to fund operations into 2010 based on continuing funding from Seaside.

Revenues

Our revenue during the six months ended June 30, 2009 and 2008 came from three sources:

•      Research and development contracts, for which revenue has been recognized using the percentage-of-completion method

•      Frequency regulation service revenue from the ISO-NE pilot program

•      Sales of inverters and accessories.

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

Research and Development

In 2008 and prior years, amounts reported as “Research and development” included not only the cost of our engineering staff, but also the cost of unabsorbed manufacturing overhead since most of our activities related to development of the Smart Energy 25 flywheel and Smart Energy Matrix™.  In 2008, we substantially completed development of the Smart Energy Matrix™ and began limited production of commercial units and building our first frequency regulation installations.  As of January 1, 2009, we have split the cost of operations and maintenance from the cost of our research and development functions.  Since our current production levels are still well below our facility’s full capacity, operations and maintenance costs for the six months ended June 30, 2009 include a significant amount of unabsorbed manufacturing overhead.  In addition, costs associated with running the 1 MW resource for the ISO-NE pilot program, and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in “Operations and maintenance.”  “Research and development” represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.  On a combined basis consistent with reporting in prior years, total operations and maintenance and research and development costs for the first six months of 2009 were approximately $813,000, or 13.5%, lower than during the comparable period in 2008.  We expect research and development expenses in 2009 to be lower than in 2008 due to lower legal costs, along with lower expense material and subcontractor costs.

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel.  During the six months ended June 30, 2009, selling, general and administrative expenses were approximately $411,000, or 9.6%, lower than during the equivalent period in 2008, in large part due to a reduction in stock-based compensation expense and a reduction in legal and professional fees.   Historically, the Board of Directors has granted equity compensation to officers and employees during the first quarter of each year as part of its long-term incentive compensation program.  In 2009, such grants were delayed to allow the Board’s Compensation Committee time to determine the most appropriate methodology for determining grant size, given the recent drop in our stock price.  These reductions were partially offset by an increase in public company expenses, primarily related to the periodic stock sales to Seaside. Overall, we expect our selling, general and administrative expenses for fiscal 2009 to be lower than in 2008 primarily due to lower legal costs and other planned cost reductions.

Loss on Contract Commitments

We establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred.  In addition, we evaluate our estimated costs to complete our government contracts on a quarterly basis and adjust the reserves when appropriate.

In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission.  We will receive approximately $250,000 to offset expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000.  Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected “cost share” portion of the Tehachapi contract.  During the quarter ended March 31, 2009, we increased the loss reserve for the Tehachapi contract by $132,500.  This increase is based upon the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate. No changes were considered necessary to the loss reserve for the quarter ended June 30, 2009.

On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships.  The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated.  Subsequent phases involve work estimated at up to an additional $2.1 million.  This contract was awarded on a “cost plus fixed fee” basis.  Based on our evaluation of the expected costs for the portion of the contract which has been appropriated, no reserve for contract loss was considered necessary as of June 30, 2009.

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

Results of Operations

Comparison of Three and Six Months ended June 30, 2009 and 2008

	Three months ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$282	$28	$254	907%
Cost of goods sold	286	4	(282)	-7050%
Gross margin	(4)	24	(28)	-117%
Operations and maintenance	769	—	(769)	—
Research and development	1,486	3,003	1,517	51%
Selling, general and administrative	1,995	2,129	134	6%
Loss on sales and contract commitments	—	87	87	100%
Depreciation and amortization	443	313	(130)	-42%
Interest and other income (expense), net	(70)	76	(146)	-192%
Net loss	$(4,767)	$(5,432)	$665	-12%

	Six months ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$393	$48	$345	719%
Cost of goods sold	458	4	(454)	-11350%
Gross margin	(65)	44	(109)	-248%
Operations and maintenance	1,546	—	(1,546)	—
Research and development	3,677	6,035	2,358	39%
Selling, general and administrative	3,893	4,304	411	10%
Loss on contract commitments	133	87	(46)	-53%
Depreciation and amortization	866	593	(273)	-46%
Interest and other income (expense), net	(127)	256	(383)	-150%
Net loss	$(10,307)	$(10,719)	$412	-4%

Revenue

The following table provides details of our revenues for the three and six months ended June 30, 2009 and 2008:

	Percent	Three months ended June 30,		Six months ended June 30,		Cumulative Contract Value Earned as of June 30,	Total Contract	Remaining Value
	complete	2009	2008	2009	2008	2009	Value	(Backlog)
		(dollars in thousands)
Frequency regulation:		$52	$—	$116	$—
Contracts:
NYSERDA PON 800	86.8%	$—	$1	$—	$1	$55	$63	$8
NAVSEA	35.5%	149	—	178	—	178	500	322
Tehachapi	42.2%	81	3	96	3	105	250	145
Total Contract Revenue		$230	$4	$274	$4	$338	$813	$475
Inverters and accessories:		—	24	3	44
Total		$282	$28	$393	$48

In the six months ended June 30, 2009, we earned approximately $116,000 from frequency regulation services through our participation in the ISO-NE Pilot Program that began in November 2008. Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules. Under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost.

We completed most of our research and development contacts in 2007, but were awarded two new contracts (Tehachapi and NAVSEA) subsequent to the end of the first quarter of 2008.  Consequently, contract revenue during the first six months of 2008 was only approximately $4,000, but we earned approximately $274,000 in contract revenue during the first six months of 2009.  In addition, we recorded revenue of approximately $3,000 from the sale of Smart Power M5™ inverter systems and related products during the first half of 2009, compared to approximately $44,000 in the first six months of 2008. In 2009, we expect both frequency regulation and contract revenue to increase, due to the expected deployment of additional capacity of frequency regulation and the Navy contract awarded early in 2009.

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$52	$67	$(15)	$—	$—	$—
Contract	230	219	11	4	4	—
Inverters and related	—	—	—	24	—	24
Total	$282	$286	$(4)	$28	$4	$24

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$116	$197	$(81)	$—	$—	$—
Contract	274	261	13	4	4	—
Inverters and related	3	—	3	44	—	44
Total	$393	$458	$(65)	$48	$4	$44

Cost of goods sold increased from approximately $4,000 in the first six months of 2008 to approximately $458,000 during the equivalent period of 2009.  During the first six months of 2009, cost of goods sold includes approximately $197,000 for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE Pilot program.  Cost of energy exceeded revenue from frequency regulation because of the manner in which we were connected to the grid for the pilot program, which resulted in our being paid for energy we provided to the grid at wholesale rates, while we were billed for the energy we used at retail rates.  As of the end of April 2009, with ISO-NE and our service provider changed the metering to a “net meter” through ISO-NE.  However, total energy costs for 2009 will be higher than in 2008 since the energy costs for 2008 represent the cost related to 1 MW of capacity for a only six-week period.  In addition, cost of goods sold for the first two quarters of 2009 includes approximately $261,000 for research and development contracts calculated on the percentage of completion method. Year over year, the increase in cost of sales associated with contracts was proportional to our increase in contract revenue. In 2009, we expect to be providing more frequency regulation service capacity over a longer period of time than occurred in 2008.

Operations and Maintenance and Research and Development Expense

As discussed above, as of January 1, 2009, we classify expenses related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations as “Operations and maintenance.” on our income statement. Prior to 2009, such expenses were included as “Research and development” costs, as shown below:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Net Change	2009	2008	Net Change
	(in thousands)
Operations and maintenance	$769	$—	$769	$1,546	$—	$1,546
Research and development	1,486	3,003	(1,517)	3,677	6,036	(2,359)
Total	$2,255	$3,003	$(748)	$5,223	$6,036	$(813)

The net change is attributed to increases or decreases as shown below:

	Increase (decrease) related to:			Increase (decrease) related to:
	Operations and maintenance functions	Research and development functions	Three months ended June 30,	Operations and maintenance functions	Research and development functions	Six months ended June 30,	Comments
	(in thousands)
Materials	$(22)	$(269)	$(291)	$26	$133	$159

Research and development material costs were considerably higher during the second quarter of 2008 primarily due to costs associated with the development of the electronic control module used in our Smart Energy 25 flywheel. Cost increase year to date relates primarily to engineering projects to reduce costs and improve performance of the 25 kWh. These projects include the refinement of the motor-rotor design to reduce the operating temperature of the flywheels when used with the non-proportional, trinary signal.

Salaries and benefits	16	191	207	81	439	520	Primarily due to increase in headcount during 2008 in engineering, manufacturing and materials management associated with the move from development to production activities.

Subcontractors and consultants	206	(41)	165	393	(150)	243	Primarily due to contractor costs associated with completing non-fungible costs of the 2 MW matrix in Tyngsboro, partially offset by lesser use of consultants for Research and Development.

Legal	58	(220)	(162)	86	(537)	(451)

R&D Legal expenses in 2008 included costs associated with the Arete lawsuit, which was settled in November 2008. Operations and maintenance legal and tax advice represents primarily costs associated with the set up of our frequency regulation operations in New York.

Allocations and overhead	(175)	(205)	(380)	(375)	(259)	(634)	The increase in overhead allocation is a result in the increase in the level of production and contract activity, resulting in an increase in overhead capitalized.

Stock Compensation	(24)	(113)	(137)	(64)	(294)	(358)

Generally, options and RSUs have been granted to management and employees during the first quarter of the fiscal year, based on prior year performance, and to new hires. In 2009, such equity grants were delayed to allow the Compensation Committee time to consider whether the number of options granted should continue to be based on Black Scholes valuation, given the Company’s current stock price. Grants were made to officers only during the second quarter of 2009. In addition, there were no new hires during the first half of 2009.

	Increase (decrease) related to:			Increase (decrease) related to:
	Operations and maintenance functions	Research and development functions	Three months ended June 30,	Operations and maintenance functions	Research and development functions	Six months ended June 30,	Comments
Occupancy	(19)	(75)	(94)	(152)	(86)	(238)	Occupancy costs in the first two quarters of 2008 included the cost of moving to our new facility in Tyngsboro, along with impact of cost cutting efforts in 2009.

Outside documentation / testing	(8)	(8)	(16)	(13)	(2)	(15)

Travel	(7)	(5)	(12)	(12)	(15)	(27)	Travel reduced.

Other	(10)	(18)	(28)	1	(13)	(12)	Cost cutting efforts have been made to conserve cash, given the economic climate during the first six months of 2009.

	$15	$(763)	$(748)	$(29)	$(784)	$(813)

For the three and six months ended June 30, 2009, combined operations and maintenance and research and development expenses decreased by approximately $748,000 or 25%, and $813,000 or 13%  in comparison to the equivalent periods in 2008. See the table above for explanations of the factors which were responsible for the most significant changes. We expect costs shown for operations and maintenance to decrease as our production volume increases, and more overhead is absorbed and capitalized as part of the cost of our flywheels and Smart Energy Matrix ™ installations. We expect research and development costs during 2009 to be lower than in 2008 due to lower legal costs, along with lower material and subcontractor costs.

Selling, General and Administrative Expense

	Three months ended June 30,	Six months ended June 30,	Comment
	(in thousands)
Period Ended June 30, 2008	$2,129	$4,304

Stock Compensation	(145)	(397)

Generally, options and RSUs have been granted to the officers and employees during the first quarter of the fiscal year, based on prior year performance, and to new hires. In 2009, performance equity grants were delayed to allow the Compensation Committee time to consider whether the number of options granted should continue to be based on Black Scholes valuation, given the Company’s current stock price. Options and RSU grants were made to the officers only during the second quarter of 2009. In addition, there were no new hires during the first half of 2009.

Legal, audit and professional fees	(87)	(199)	Reduction in use of outside legal services.

Public company / investor relations	179	227	Increase primarily due to costs associated with the periodic stock issuances to Seaside. In addition, there were more Board/Committee meetings in Q1’2009 than in Q1’2008.

Salaries and benefits	61	112

Three G&A employees were hired during 2008, primarily to support regulatory efforts. The increase represents a full six months of salaries for these individuals, combined with increased health insurance costs.

Subcontractors and consultants	(95)	(80)	Decreased use of outside consultants.

Allocations and overhead	(31)	(38)	Represents G&A overhead allocated to the Navy contract.

Office Supply	(16)	(16)

Dues and subscriptions	16	19

Software maintenance	5	13

Other	(21)	(52)	Cost cutting efforts have been made to conserve cash.
Period Ended June 30, 2009	$1,995	$3,893

Selling, general and administrative expenses totaled approximately $3,893,000 and $4,304,000 for the six months ended June 30, 2009 and 2008, respectively, which represents a decrease of approximately $411,000, or 10%, period over period. For the quarter ended June 30, 2009 and 2008, selling, general and administrative expenses totaled approximately $1,995,000 and $2,129,000, respectively, a decrease of approximately $134,000, or 6%.  Significant changes in spending are explained in the table shown above. Overall, we expect our selling, general and administrative expenses for fiscal 2009 to be lower than in 2008 primarily due to lower legal costs and other planned cost reductions.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  The Navy NAVSEA contract, which we were awarded on January 28, 2009, is a cost-plus-fixed fee contract.

Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.  In the second quarter of 2008, we recorded a contract loss of approximately $86,600, which represents our expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we recorded an additional contract loss on the Tehachapi contract of approximately $132,500, which represents the difference between our overhead rate based on “full production”, and the contract bid rate.  No loss reserve adjustments were considered necessary during the quarter ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $593,000 during the six months ended June 30, 2008 to approximately $866,000 for the same period in 2009, an increase of approximately $273,000, or 46%.  Similarly, depreciation and amortization expense for the quarter ended June 30, 2009 was 42% higher than for the same quarter in the prior year. The increase in depreciation and amortization results primarily from capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro, as well as the purchase of machinery and equipment required to begin commercial production.  As of June 30, 2009, we had approximately $13 million in “Construction in progress”, of which approximately $9.8 million are flywheels or materials to build flywheels and approximately $3 million are costs related to the construction of Smart Energy Matrix™ systems.  We expect depreciation expense to continue to increase during 2009 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income/(Expense), net

Average cash balances during the first six months of 2009 were lower than during the same period in 2008, as were interest rates, resulting in a reduction of interest income for the first half of 2009 of approximately $244,000 as compared to interest income for the first half of 2008.  In addition, in 2008, we obtained a loan from Mass Development, for which we began paying interest in October 2008.  Interest expense during the first two quarters of 2009 was approximately $143,000. These factors contribute to a reduction of net interest and other income during the six months ended June 30, 2009 of approximately $383,000, or 150%, over the equivalent period last year.

Net Loss

As a result of the changes discussed above, the net loss for the six months ended June 30, 2009 was approximately $10,307,000 which compares to a net loss during the same period in 2008 of approximately $10,719,000, a decrease in net loss of approximately $412,000 or 4%.  Net loss for the quarter ended June 30, 2009 was approximately $4,767,000, compared to a net loss for the quarter ended June 30, 2008 of $5,432,000, a reduction in the net loss of approximately $665,000, or 12%, quarter over quarter.

Liquidity and Capital Resources

	Six months ended June 30,
	2009	2008
	(in thousands)
Cash and cash equivalents	$3,196	$16,685
Working capital	(1,232)	15,172
Cash provided by (used in)
Operating activities	(12,652)	(7,718)
Investing activities	(1,951)	(6,088)
Financing activities	3,441	74
Net decrease in cash and cash equivalents	$(11,162)	$(13,732)
Current ratio	0.8	4.6

Working capital as of June 30, 2009 has a deficit of approximately $1.2 million.  This deficit is primarily due to the use of cash for investment in flywheels, materials to build flywheels and other costs related to the construction of the Stephentown site and for legal, consulting and other costs associated with the due diligence for the loan guaranteed by the DOE.   All of these costs are eligible project expenses under the loan program rules.  Accordingly, we expect the working capital deficit to be corrected once we are able to begin drawing down on this loan.

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

On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million. This agreement was amended on June 19, 2009.  The Original Agreement required Seaside to buy $1 million of our common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day) at a discount rate of 20% of the volume weighted average trading price over the five day trading period immediately before the purchase.  The June 19th amendment maintains the $18 million aggregate maximum purchase price, but accelerates the purchase to 1.5 million shares twice per month at a 14% discount to the 10-day volume weighted average trading price.  The agreement is structured in three six-month tranches, or segments.  The first tranche ended with the July 6, 2009 stock purchase.  We have exercised our option to extend the agreement for the second tranche, which ends with the October 5, 2009 closing date, and we have an additional option to extend the agreement for a third 6-month tranche (subject to the overall limit). If we exercise the option to extend the agreement, we would have sufficient cash to maintain operations into 2010.  The following stock sales have been completed as of August 5, 2009:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share
February 20, 2009	$1,000,000	2,656,184	$0.37648
March 20, 2009	1,000,000	2,896,200	$0.34528
April 20, 2009	1,000,000	1,912,777	$0.52280
May 20, 2009	1,000,000	1,647,772	$0.60688
June 22, 2009	1,193,895	1,500,000	$0.79593
July 6, 2009	1,118,430	1,500,000	$0.74562
July 20, 2009	932,670	1,500,000	$0.62178
August 5, 2009	939,255	1,500,000	$0.62617
Total Investment	$8,184,250	15,112,933

Our ability to obtain sufficient funding will pace our ability to produce and deploy flywheel systems. In 2010 and 2011, we will continue to have capital needs that will require additional equity and debt to fund the ongoing deployment of frequency regulation facilities.

Our business plan for 2009 includes legal and other costs required to finalize the loan guaranteed by the DOE, begin site work at our Stephentown, NY facility as well as begin procurement of materials and manufacturing of flywheels for that site.  Our business plan for 2010 includes the construction of the Stephentown 20 MW facility, installation of most of the flywheel systems, and the start of work on a second 20 MW facility. In order to execute our business plans for 2009 and 2010, in addition to the loan guaranteed by the DOE, we will require funding as follows:

•         $15 million to complete due diligence and close the loan guaranteed by the DOE

•         $25 million to fund on-going operations for the remainder of 2009 and all of 2010, of which we expect to receive an additional approximately $10 million from our existing agreement with Seaside.

The timing of the disbursement of the DOE loan is directly affected by the timing of the execution of the interconnection agreement with NYISO; hence the ramp up of cash burn will be affected by the same timing.  We will require additional funds from a combination of equity and project finance for the deployment of additional 20 MW facilities in the future.

Operating Activities

Net cash used in operating activities was approximately $12,652,000 and $7,718,000 for the six months ended June 30, 2009 and 2008, respectively.  The primary component to the negative cash flow from operations is from net losses.  For the six months ended June 30, 2009, we had a net loss of approximately $10,307,000.  Adjustments to reconcile net loss to cash flow in 2009 include non-cash stock compensation of approximately $565,000, depreciation and amortization of approximately $866,000, interest expense on warrants of approximately $29,000, partially offset by a net increase in deferred rent of approximately ($53,000) and changes in operating assets and liabilities of approximately ($3,752,000).

During the same period in 2008, we had a net loss of approximately $10,719,000.  Adjustments to reconcile net loss to cash flow for the period include non-cash stock compensation of approximately $1,320,000, depreciation and amortization of approximately $593,000, an increase in deferred rent of approximately $132,000 and cash received from our landlord as a credit for certain building improvements of $1,430,000.  These were partially offset by changes in operating assets and liabilities of approximately ($474,000).

Investing Activities

Net cash used in investing activities was approximately $1,951,000 and $6,088,000 for the six months ending June 30, 2009 and 2008, respectively.  The principal use of cash in 2009 was the purchase of property and equipment in the amount of approximately $1,951,000, primarily for the purchase and construction of property and equipment.  For the six months ended June 30, 2008, the principal use of cash was the purchase of property and equipment in the amount of approximately $6,262,000, much of which related to the renovation of the Tyngsboro facility. These charges were partially offset by a reduction in restricted cash of approximately $174,000, related to the Wilmington lease that expired in 2007.

Financing Activities

Net cash provided by financing activities was approximately $3,441,000 and $74,000 for the first six months of 2009 and 2008, respectively.  In 2009, funds were provided by the sale of stock to Seaside of approximately $4,814,000 and issuance of stock under the employee stock purchase plan of approximately $60,000, offset partially by cash paid for financing costs related to the due diligence for the DOE Loan Guarantee Program and advances to suppliers of approximately $1,433,000.  For the first six months of 2008, cash provided by financing activities of approximately $18,000 related to a reduction of costs previously accrued related to the sale of stock in 2007, issuance of stock under the employee stock purchase plan of approximately $41,000, and the exercise of employee stock options of approximately $15,000.  We may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons or seek other strategic financing relationships that benefit our business.

At June 30, 2009, we had firm purchase commitments with our suppliers to acquire components for our commercial flywheel units, begin the build-out of the Smart Energy Matrix™ in Stephentown, and satisfy contractual obligations for our research and development programs in the amount of approximately $2.9 million. We have an additional $2.8 million conditional material purchase commitment to a second source supplier who is working to meet our qualification requirements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At June 30, 2009, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts.  Also at June 30, 2009 we had approximately $755,000 of cash equivalents that were held in interest-bearing checking accounts, and approximately $2,332,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested off-shore.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss, which we deem to be low.  The money market funds are invested primarily in government funds, such as Treasury Bills. Approximately $1.6 million of our cash on hand at June 30, 2009 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London.  This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent. SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) promulgated under the Securities Exchange Act of 1934, were effective as of June 30, 2009.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended on that date.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the risks below and other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009, which are incorporated herein by reference.  Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The DOE loan guarantee program requires a credit subsidy from all participants and this credit subsidy could make DOE-related funding for the Stephentown facility unobtainable.

The closing of the DOE loan is subject to the execution of a Loan Guarantee Agreement, under which a number of additional conditions will need to be met and ancillary agreements negotiated and signed.  For example, one of the conditions is the payment of the credit subsidy cost, representing the “cost of a loan guarantee,” as set forth in section 502(5)(C) of the Federal Credit Reform Act of 1990.  This will be a material amount.  We have taken steps to obtain funding from the government for the credit subsidy cost, and believe that funding has been authorized by the American Recovery and Reinvestment Act of 2009.  We have received a letter from the DOE confirming that the project may qualify for such funding if physical construction commences no later than September 30, 2011 and if laborers and mechanics employed in performing the project are paid in accordance with the Davis-Bacon Act.  However, if such government funds cannot be obtained, we will be required to pay the credit subsidy cost ourselves and to raise additional funding to cover that amount.  There is no guarantee that the government will pay the credit subsidy cost, or if necessary, that we can raise additional funding on reasonable terms, or at all, to cover that amount.

The Secretary of the Department of Energy has the right to terminate the commitment for the DOE loan guarantee.

The closing of the loan under the DOE loan guarantee program, and the closing of all such loans to all borrowers under the program, is also subject to the Secretary of the Department of Energy’s right of termination of the conditional commitment for any reason at any time prior to the execution of the Loan Guarantee Agreement pursuant to the regulations which implement the loan guarantee program. We have completed the initial due diligence process with the DOE and their designated consultants, and therefore have obtained a conditional term sheet which was approved by the Secretary of the Department of Energy.  There can be no assurance, however, that the program will ultimately be made available to us, until the definitive loan guarantee agreement is signed.

We may need to begin making payments on the loan guaranteed by the DOE before we are able to begin generating revenue from the Stephentown facility.

We must execute an interconnection agreement with NYISO before we can obtain our initial drawdown on the loan guaranteed by the DOE, and we plan to complete the 20 MW facility in Stephentown, NY within 12 to 18 months from that date.  After executing an interconnection agreement, necessary upgrades to grid equipment to permit such interconnection will begin, in a timeline roughly parallel to our construction of the facility. We have not received a firm schedule for the execution of our interconnection agreement. Construction and development of the Stephentown site is also subject to certain state and local permitting processes. Based on the preliminary term sheet for the loan guaranteed by the DOE, we must begin making payments 24 months after we close on the loan.  If completion of the grid upgrades, receipt of any the requisite permits or construction is delayed, we may need to begin making payments on the loan before we begin generating revenue from the Stephentown facility.  If we are unable to begin making payments, it would constitute a default under the loan and have an adverse effect on our liquidity and ability to continue as a going concern.

We have a deficit of working capital as of June 30, 2009.

Working capital as of June 30, 2009 has a deficit of approximately $1.2 million.  This deficit is primarily due to the use of cash for investment in flywheels, materials to build flywheels and other costs related to the construction of the Stephentown site and for legal, consulting and other costs associated with the due diligence for the loan guaranteed by the DOE.   All of these costs are eligible project expenses under the loan program rules.  Accordingly, we expect the working capital deficit to be corrected once we are able to begin drawing down on this loan.  However, there is no assurance that we will be successful in obtaining this loan or that the timing will be in the period required for us to achieve our near-term business plan.  In the event that we are not successful in obtaining this loan on a timely basis, it could have a material adverse effect on our financial position. If we raise funds by issuing debt securities or equity securities, existing stockholders may be adversely affected because new investors may have rights that are superior to current stockholders or through the dilutive effect of new equity securities on current stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 11, 2009, we held our Annual Meeting of Stockholders. The following matters were considered and voted upon: (1) the election of six members of our Board of Directors for the ensuing year and until each of their successors is duly elected and qualified; (2) a proposal to amend the Company’s Sixth Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock of the Company to 400,000,000; (3) a proposal to approve the issuance and sale of shares of common stock to Seaside 88, LP, pursuant to a Common Stock Purchase Agreement between Seaside and us dated February 19, 2009, in an amount greater than 19.9% of our outstanding shares of common stock as of the date of such agreement, for the purpose of complying with Nasdaq Marketplace Rules 5635(b) and 5635(d); and (4) a proposal to ratify the selection of Miller Wachman LLP as independent auditors to audit our books and accounts for the fiscal year ending December 31, 2009.

Only stockholders of record as of the close of business on April 24, 2009 were entitled to vote at the Annual Meeting.  As of that date, 114,490,887 shares of common stock were outstanding and entitled to vote at the Annual Meeting. Set forth below is the vote tabulation relating to the four items presented to the stockholders at the Annual Meeting:

(1)  The stockholders elected each of the six nominees to the Board of Directors:

Name of Director Nominees	For	Withheld
F. William Capp	88,776,925	3,340,836
Stephen P. Adik	86,304,106	5,813,655
Daniel E. Kletter	86,898,742	5,219,019
Virgil G. Rose	86,906,489	5,211,272
Jack P. Smith	86,268,838	5,848,923
Edward A. Weihman	86,880,020	5,237,741

(2)  The stockholders approved the amendment to the Company’s Sixth Amended and Restated Certificate of Incorporation:

For	Against	Abstain	Broker Non-Votes
77,044,778	14,383,034	689,949	0

(3)  The stockholders approved the issuance and sale of shares representing more than 19.9% of the Company’s outstanding common stock to Seaside 88, LP, for the purposes of complying with applicable Nasdaq rules:

For	Against	Abstain	Broker Non-Votes
25,749,055	6,059,006	538,694	59,771,006

(4)  The stockholders ratified the appointment of the Company’s independent auditors:

For	Against	Abstain	Broker Non-Votes
88,795,936	747,118	2,574,707	0

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	+	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009.

3.5	(4)	Amended and Restated Bylaws, as amended.

Exhibit
Number	Ref	Description of Document

3.6	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

4.1	(3)	Amendment No. 5 to Rights Agreement dated as of June 19, 2009.

10.1	(5)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and F. William Capp

10. 2	(5)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and James M. Spiezio

10. 3	(5)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and Matthew L. Lazarewicz

10. 4	(5)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and F. William Capp.

10. 5	(5)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and James M. Spiezio.

10. 6	(5)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and Matthew L. Lazarewicz.

10. 7	(3)	First Amendment to Common Stock Purchase Agreement, dated June 19, 2009, by and between the Company and Seaside 88, LP.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Incorporated by reference from the Form 10-K filed on March 17, 2008 (File No. 000-31973).

(2)                      Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(3)                      Incorporated by reference from the Form 8-K filed on June 22, 2009 (File No. 000-31973).

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

BEACON POWER CORPORATION

Date:	August 6, 2009	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	August 6, 2009	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer