Form 10-Q
period 2009-09-30
BEACON POWER CORP
filed 2009-11-04
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of October 31, 2009 was 129,754,901.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.	1

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and for the period from May 8, 1997 (date of inception) through September 30, 2009.	2

	Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 and 2008 and for the period from May 8, 1997 (date of inception) through September 30, 2009.	3

	Notes to Unaudited Consolidated Financial Statements.	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	43

Item 4.	Controls and Procedures.	43

PART II. Other Information

Item 1.	Legal Proceedings.	44

Item 1A.	Risk Factors.	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3.	Defaults Upon Senior Securities.	44

Item 4.	Submission of Matters to a Vote of Security Holders.	44

Item 5.	Other Information.	44

Item 6.	Exhibits.	44

Signatures		46

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,335,289	$14,357,475
Accounts receivable, net	46,320	11,840
Unbilled costs on contracts in progress	386,705	16,804
Prepaid expenses and other current assets	381,800	880,729
Total current assets	5,150,114	15,266,848
Property and equipment, net	24,119,619	23,027,909
Restricted cash	207,552	205,020
Deferred financing costs and other assets	1,542,902	96,033
Total assets	$31,020,187	$38,595,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,107,711	$3,825,520
Accrued compensation and benefits	1,613,506	1,410,038
Other accrued expenses	1,588,963	3,253,407
Advance billings on contracts	34,727	10,811
Accrued contract loss	201,268	132,526
Deferred rent - current	132,121	112,808
Current portion of long term debt	576,283	117,023
Total current liabilities	5,254,579	8,862,133
Long term liabilities:
Deferred rent - long term	785,986	885,076
Long term debt, net of unamortized discount	2,811,650	3,237,061
Total long term liabilities	3,597,636	4,122,137
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 127,176,593 and 107,433,190 shares issued at September 30,2009 and December 31, 2008, respectively	1,271,766	1,074,332
Deferred stock compensation	—	—
Additional paid-in-capital	222,902,960	212,145,254
Deficit accumulated during the development stage	(201,293,915)	(186,895,207)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	22,167,972	25,611,540
Total liabilities and stockholders’ equity	$31,020,187	$38,595,810

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through September 30,
	2009	2008	2009	2008	2009
Revenue	$273,096	$4,390	$665,736	$52,782	$5,454,414
Cost of goods sold	246,844	5,763	704,520	9,935	5,883,784
Gross profit	26,252	(1,373)	(38,784)	42,847	(429,370)
Operating expenses:
Operations and maintenance	621,109	—	2,167,203	—	2,167,203
Research and development	1,625,910	3,535,096	5,302,613	9,570,674	89,119,475
Selling, general and administrative	1,463,545	1,804,595	5,356,356	6,108,836	63,404,962
Loss on contract commitments	—	—	132,500	86,601	2,936,562
Depreciation and amortization	479,121	334,236	1,345,539	927,455	7,101,161
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	4,189,685	5,673,927	14,304,211	16,693,566	171,552,559
Loss from operations	(4,163,433)	(5,675,300)	(14,342,995)	(16,650,719)	(171,981,929)
Other income (expense):
Interest income	434	54,234	12,690	310,612	5,588,177
Interest expense	77,931	—	(65,081)	—	(1,230,236)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	(7,013)	334	(3,322)	202	(226,315)
Total other income (expense), net	71,352	54,568	(55,713)	310,814	7,694,208
Net loss	(4,092,081)	(5,620,732)	(14,398,708)	(16,339,905)	(164,287,721)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(4,092,081)	$(5,620,732)	$(14,398,708)	$(16,339,905)	$(201,226,415)
Loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.12)	$(0.18)
Weighted-average common shares outstanding	122,929,999	88,754,642	115,857,585	88,711,837

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Nine months ended September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(14,398,708)	$(16,339,905)	$(164,287,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,345,540	927,455	7,101,164
Loss (gain) on sale or disposal of fixed assets	7,180	132	200,258
Impairment of assets, net	—	—	4,551,147
Interest expense relating to issuance of warrants	33,849	—	414,888
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	821,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	745,462	1,799,652	4,712,830
Deferred rent	(79,777)	111,786	(511,894)
Cash received from landlord for build-out credit	—	1,430,000	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(34,480)	334,484	(46,320)
Unbilled costs on government contracts	(369,901)	64,002	(386,705)
Prepaid expenses and other current assets	498,929	(890,933)	(577,494)
Accounts payable	(2,717,809)	1,895,822	1,107,711
Accrued compensation and benefits	203,468	441,645	1,613,506
Advance billings on contracts	23,916	4,859	34,727
Accrued interest	—	—	275,560
Accrued loss on contract commitments	68,742	75,966	201,268
Other accrued expenses and current liabilities	(1,664,444)	195,669	1,597,633
Net cash used in operating activities	(16,338,033)	(9,949,366)	(138,506,629)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(2,532)	174,346	(207,552)
Increase in other assets	—	—	(412,072)
Purchases and manufacture of property and equipment	(2,434,945)	(10,137,905)	(35,296,546)
Sale of property and equipment	—	—	202,674
Net cash used in investing activities	(2,437,477)	(9,963,559)	(32,150,914)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	10,149,416	17,204	81,072,084
Payment of dividends	—	—	(1,159,373)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Nine months ended September 30,		September 30,
	2009	2008	2009
Shares issued under employee stock purchase plan	60,262	41,197	336,083
Exercise of employee stock options	—	15,182	2,304,091
Issuance of debt	—	—	3,571,993
Warrants issued in relation to lease	—	—	716,614
Cash paid for financing costs and other assets	(1,456,354)	—	(1,459,502)
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	8,753,324	73,583	174,992,832
(Decrease) increase in cash and cash equivalents	(10,022,186)	(19,839,342)	4,335,289
Cash and cash equivalents, beginning of period	14,357,475	30,417,095	—
Cash and cash equivalents, end of period	$4,335,289	$10,577,753	$4,335,289
Supplemental disclosure of cash flow information:
Cash paid for interest	$176,070	$—	$723,490
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$—	$227,946	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (the “Company”, “Beacon”, “we”, “our”, or “us”) (a development stage company) was incorporated on May 8, 1997.  Since our inception, we have been primarily engaged in the development of flywheel devices for storing and transmitting kinetic energy.  We have experienced net losses since our inception and, as of September 30, 2009, had an accumulated deficit of approximately $201.3 million.  We are generating revenues from the provision of frequency regulation services to the grid. We expect increased revenues in the future from the continued deployment and commercialization of our flywheel energy storage systems. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 915.

In February 2009, we entered into a Stock Purchase Agreement with an investor, Seaside 88, LP, (“Seaside”), which was amended on June 19, 2009. Under the terms of the revised agreement, Seaside will buy 1,500,000 shares of our stock twice per month at discount of 14% from the 10-day volume weighted average market price, up to an aggregate purchase price of $18,000,000.  (See Note 8 for additional information.) During 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses.  Since 2000, we have raised approximately $82.8 million, net of expenses, through the sale of common stock and warrants, including the sale of stock to Seaside during February through October 20, 2009.

On July 2, 2009 we announced the conditional commitment by the Department of Energy (DOE) for a loan guarantee of approximately $43 million. The loan, which would be funded by the U.S. Treasury’s Federal Financing Bank, is expected to provide debt financing for 62.5% of the estimated $69 million total project cost of our planned 20 megawatt (MW) plant in Stephentown, New York. We expect to complete the 20 MW facility in Stephentown, New York, within 12 to 18 months from the date we obtain the first disbursement of funds available from the loan guaranteed by the DOE. Our equity contribution to the project is expected to be $26 million.

Operations

Our focus is to design, manufacture and operate flywheel-based energy storage systems that provide frequency regulation and other highly reliable energy solutions for the worldwide electricity grid at competitive costs. We also plan to sell individual and large-scale systems outright or on a fractional basis. As we expand our flywheel production and continue to lower system costs, we believe we will be able to market other cost-effective applications for our flywheel systems that will further expand our revenues.

Our principal market focus is on the geographic regions of the domestic grid that provide open bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); and Midwest (Midwest ISO or MISO).  Even though the RTO in Texas (Electric Reliability Council of Texas or ERCOT) is an open bid market, it is not regulated by the Federal Energy Regulatory Commission (FERC). Consequently, we are not able to encourage beneficial market rule changes there by leveraging FERC Order No. 890. This Order was intended to promote greater competition in electricity markets, in part by allowing non-generation resources (i.e., generators other than fossil fuel-based or hydroelectric generators) to bid and sell into frequency regulation markets and be compensated on equal terms with traditional generation resources. As a result, we are focusing on the FERC-regulated open bid markets first and will begin to work on entry into ERCOT once we are operating in the other markets.

To execute our business plan and continue as a going concern will require substantial additional inflows of capital from equity and/or project financing and/or other sources to build regulation facilities and support operations at our Tyngsboro and other facilities. Until the U.S. Department of Energy (DOE) loan is closed and disbursements begin, we will not make substantial expenditures for construction of the Stephentown facility.  Apart from such expenditures, we will have sufficient cash to fund operations into 2010 based on continuing funding from Seaside.  We expect to complete the 20 MW facility in Stephentown, New York, within 12 to 18 months from the date we obtain the first disbursement of funds available from the loan guaranteed by the DOE.

The loan is expected to provide debt financing for 62.5%, or $43 million, of the estimated $69 million total project cost. Approximately $50 million of this total cost is direct equipment and facility costs. The remainder includes substantial contingency, legal, due diligence, consulting and administrative costs.  We expect similar facilities to involve somewhat lower project costs than the Stephentown project costs, because some of the Stephentown costs are either unique to the DOE loan guarantee process or are greater than we expect to apply to subsequent similar facilities.  Of the $26 million not financed by the loan, we have already incurred approximately $13 million in eligible project expenditures which will be considered part of our equity contribution to the project.  A significant portion of this in-kind contribution will come from the redeployment of 2 MW or more of energy storage from Tyngsboro to the Stephentown site as well as from components currently in construction in progress (CIP). We are exploring funding alternatives for the remaining $13 million, including a direct equity investment by one or more third parties in the New York regulation plant and/or the sale of our stock.

We do not expect to become profitable or have positive cash flow from operations until at least 2012. Through October 20, 2009, we have raised approximately $11.9 million of net proceeds from the sale of stock to Seaside. We have elected to exercise our option under the Seaside stock purchase agreement to extend the semi-monthly closings through the scheduled January 5, 2010 closing date. Our business plan for 2009 includes closing the loan guaranteed by the DOE, beginning site work at our Stephentown, NY facility as well as releasing procurement of materials and manufacturing of flywheels for that site.  Our business plan for 2010 includes the construction of the Stephentown 20 MW facility, installation of most of its flywheel systems, and the start of work on a second 20 MW facility. In order to execute our business plans for the remainder of 2009 and 2010, in addition to the loan guaranteed by the DOE, we will require funding as follows:

•                  an estimated $15 million to complete due diligence and provide the required equity portion of the project finance needed for the Stephentown plant.  The equity contribution is a closing requirement of the loan to be guaranteed by the DOE.

•                  an estimated $23 million to fund ongoing operations of the parent company for the remainder of 2009 and all of 2010 and ramp up for the construction of frequency regulation equipment for Stephentown, of which we expect to receive approximately $5 million from remaining closings under our existing agreement with Seaside.

•                  an estimated $7 million to fund the beginning of construction of an additional 20 MW facility in the second half of 2010.

We will require additional funds from a combination of equity and project finance for the deployment of additional 20 MW facilities in the future.  In August 2009, we applied for two grants for a total of up to $46.7 million under the DOE’s Smart Grid Demonstration program. If approved, each grant would be used to fund up to 50% of the cost of our second and third 20 MW plants.  Because the total budget for DOE frequency regulation grants is $45 to $50 million, and other companies may have applied for the same grants, there can be no assurance that either or both of our grant applications will be approved, or if approved, that any such grants will be in the amounts we applied for.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, since our inception, we have had minimal revenues and incurred losses of approximately $201.3 million, including losses of approximately $14.4 million during the nine months ending September 30, 2009. We had approximately $4.3 million of cash and cash equivalents on hand at September 30, 2009, and have raised an additional $1.8 million in cash subsequent to the end of the quarter through the sale of stock to Seaside through October 20, 2009.  In addition, in October 2009, we made a final draw down of approximately $1.0 million under our existing debt facility with the Massachusetts Development Finance Agency for qualified capital equipment purchases for our Tyngsboro, Massachusetts facility.  Since our operating cash requirements far exceed any cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent in the short term on our ability to obtain additional equity and debt financing, and in the long term, on the successful commercialization of our Smart Energy Matrix™. We believe that the achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements.  In addition we are also considering a number of other strategic financing alternatives; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

Reclassification of prior period amounts

Certain prior period amounts have been reclassified to be consistent with current period reporting.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC.  In July 2009, we established two additional wholly-owned subsidiaries, Stephentown Holding LLC and Stephentown Regulation Services, LLC. As of September 30, 2009, these entities remain inactive. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three- and nine-month periods ended September 30, 2009, and 2008, reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

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

Lease Obligation and Deferred Rent

In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 6: Commitments and Contingencies.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) Topic 840, “Leases,” these reimbursements have been credited to “Deferred rent”, and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Deferred rent — long term.”

Property and Equipment

Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use.  These costs include labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations.” No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements.) Repair and maintenance costs are expensed as incurred.  Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with ASC Topic 730, “Research and Development.”

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

Stock-Based Compensation

We account for stock-based compensation for employees in accordance with ASC Topic 718, “Compensation-Stock Compensation”. Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. Non-employee stock based compensation is accounted for in accordance with ASC Topic 505, “Equity-Based Payments to Non-Employees.” In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

Restructuring and Asset Impairment Charges

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount or the cost to repair the asset. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

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

No asset impairment charges were considered necessary for the three or nine months ended September 30, 2009, or 2008.

Revenue Recognition

Although we have recorded revenues for flywheel development and frequency regulation service from the ISO-NE Pilot program, and sold photovoltaic inverters, our operations have not yet reached a level that would qualify us to emerge from the development stage.  Therefore we continue to be accounted for as a development stage company under ASC Topic 915, “Development Stage Entities.”

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

•                  Research and Development Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenue using the percentage-of-completion method. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to contract costs and revenue.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” on our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.

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

	Nine months ended September 30,
	2009	2008
Beginning balance	$132,526	$67,419
Charges for the period	132,500	86,601
Reductions	(63,758)	(10,635)
Ending balance	$201,268	$143,385

Cost of Goods Sold

We value our products at the lower of cost or market.  Costs in excess of this measurement are expensed in the period in which they are incurred.

For frequency regulation revenue, cost of goods sold represents the cost of energy.  From November 2008 (when the ISO-NE pilot program began) until late April 2009, we were billed for all of the energy stored on our flywheels, rather than for our net energy usage. Further, we were billed at a retail rate. However, since late April 2009, our energy costs have decreased substantially as we have been billed the wholesale rate for our net energy used, plus retail transmission and distribution charges.  See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Recently Issued Accounting Pronouncements and Regulations

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition.”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 will be effective for our Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. In the future, should we sell the Smart Energy Matrix™ installations or flywheels, this standard may impact our reporting for such transactions.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 will apply to us prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. In the future, should we sell the Smart Energy Matrix™ installations or flywheels, this standard may impact our reporting for such transactions.

Recently Adopted Accounting Pronouncements and Regulations

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature.  The Codification eliminates the hierarchy of generally accepted accounting standards, (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim annual periods ending after September 15, 2009, which for us was September 30, 2009.  There was no change to our consolidated financial statements upon adoption.  All accounting references have been updated.  SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,” which makes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  Topic 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use:

1.              The quoted price of the identical liability when traded as an asset

2.              a quoted price for similar liabilities or similar liabilities when traded as assets; or

3.              another valuation technique that is consistent with the principles of Topic 820 such as a present value technique.

When using any of these techniques, companies are to apply all of the provisions of Topic 820 including guidelines for assessing whether the market is active and orderly. ASU 2009-05 applies to us as of September 1, 2009.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of ASU 2009-05.

Note 3.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	September 30,	December 31,
	2009	2008
Accounts receivable, trade	$46,320	$11,840
Reserve	—	—
Accounts receivable, net	$46,320	$11,840

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. Our accounts receivable balance includes holdbacks of approximately $15,000 and $6,000 as of September 30, 2009 and December 31, 2008, respectively.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	September 30,	December 31,
	Lives	2009	2008
Construction in progress	Varied	$10,328,340	$11,629,918
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	4,118,290	2,009,419
Smart Energy Matrix™ installations - fungible	20 years	907,229	—
Machinery and equipment	5 - 10 years	2,880,838	2,600,410
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	700,832	634,294
Office equipment and software	3 years	1,034,443	1,028,037
Leasehold improvements	Lease term	7,804,607	7,572,244
Equipment under capital lease obligations	Lease term	698,677	700,517
Total		$28,682,506	$26,384,089
Less accumulated depreciation and amortization		(4,562,887)	(3,356,180)
Property and equipment, net		$24,119,619	$23,027,909

In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Energy Storage Technology Pilot Program (Pilot Program) with a system installed inside our Tyngsboro facility, and in July 2009, we deployed a second MW of capacity under this program, with a system installed outside our Tyngsboro facility. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program.  In addition, the Smart Energy Matrix™ installations — fungible shown above represent the cost of ancillary equipment, such as chillers, installed outside our facility.  This equipment is considered fungible because it can be relocated to another site.

In July 2008, we purchased land in Stephentown, NY, for the construction of a frequency regulation system, the cost of which is reflected as “Land” in the schedule shown above.  On February 23, 2009, we announced that we had signed a contract with American Electric Power (AEP), and one of its operating subsidiaries, Columbus Southern Power Company to build a 1 MW Smart Energy Matrix™ regulation facility at an AEP site in Groveport, Ohio.  On August 31, 2009, we purchased an option to lease land in Glenville, New York, where we expect to build a second 20 MW facility.  During the lease option period, we have agreed to negotiate in good faith a ground lease to be entered into upon our unilateral exercise of the lease option.  Key terms of the ground lease were substantially delineated in the executed option to the lease. The lease option period ends on February 28, 2010, but may be extended for up to three consecutive six-month periods.  In consideration for this option, we are paying the landlord a non-refundable fee of $4,550 per month.

The components of “Construction in progress,” which represent costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	September 30,	December 31,
	2009	2008
Materials to build production flywheels	$6,075,026	$6,553,828
Smart Energy 25 flywheels	1,331,425	2,199,164
Smart Energy Matrix™ in progress	2,723,746	2,296,608
Deposits and other costs related to the acquisition of land for frequency regulation systems	15,924	—
Machinery and equipment	182,219	302,267
Leasehold improvements	—	278,051
Construction in progress (CIP)	$10,328,340	$11,629,918

As of September 30, 2009, and December 31, 2008, approximately $10,000,000 and $11,000,000, respectively, of the total shown as CIP represents completed flywheels, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction at our Tyngsboro and Stephentown sites.  The Smart Energy Matrix™ in progress costs included in CIP at September 30, 2009 include approximately $1,947,000 for fungible components we expect to deploy either at our site in Stephentown, New York or in Groveport, Ohio, and approximately $777,000 in site costs related to Stephentown.  The Smart Energy Matrix™ in progress costs included in CIP at December 31, 2008 include approximately $1,912,000 for fungible components we expect to deploy either at our site in Stephentown, New York or in Groveport, Ohio, and approximately $385,000 in site costs related to Stephentown.  The remaining costs in CIP related to various machinery, equipment, tooling, software and computer equipment which were not in service as of the periods reported.

Note 5.  Deferred Financing Costs and Other Assets

Deferred financing costs represent legal and due diligence costs incurred to obtain debt.  Such costs are amortized over the life of the debt.  Other assets represent advance payments to suppliers for custom materials used in the manufacture of our flywheels or frequency regulation facilities, and legal costs associated with patents for which we expect to have future commercial value.  Patent costs are amortized over the life of the patent to which they relate.  Details of our deferred financing costs and other assets are as follows:

	September 30,	December 31,
	2009	2008
Prepaid financing costs associated with the DOE loan guarantee	$937,889	$—
Deferred finance charges associated with the MassDev loan	76,591	96,033
Supplier prepayments	475,962	—
Patents, net of amortization	52,460	—
Total	$1,542,902	$96,033

Note 6.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations for the five years following September 30, 2009:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
September 30, 2009	$—	$2,613,686	$2,613,686
December 31, 2009	180,250	—	180,250
December 31, 2010	727,437	—	727,437
December 31, 2011	753,188	—	753,188
December 31, 2012	778,937	—	778,937
December 31, 2013	804,689	—	804,689
December 31, 2014	618,000	—	618,000
Total Commitments	$3,862,501	$2,613,686	$6,476,187

At September 30, 2009, we had firm purchase commitments with our suppliers to acquire components for our commercial flywheel units, to begin the build-out of the Smart Energy Matrix™ in Stephentown, and to satisfy contractual obligations for our research and development programs in the amount of approximately $2.6 million. We have an additional $2.8 million conditional material purchase commitment to a second source supplier who is working to meet our qualification requirements.

In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008.  This facility significantly expands our manufacturing capacity and provides sufficient space to continue our research and development activities. Our facility is located at 65 Middlesex Road, Tyngsboro, Massachusetts.  The 103,000-square-foot facility has been renovated and built-out to our specifications. We believe our facility has a capacity of approximately 600 flywheels per year, and with further capital spending for equipment our capacity will increase to approximately 1,000 flywheels per year.

We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at September 30, 2009 of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expense was approximately $442,000 and $438,000 during the nine months ended September 30, 2009 and 2008, respectively.

Additional capital expenditures will be required in the future to optimize the plant for maximum production.  The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

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

Note 7.  Long-Term Debt

Long-term debt was as follows, which approximates fair value:

	As of:
	September 30,	December 31,
	2009	2008
6.5% Note Payable to MassDev, due November 2015	$3,571,993	$3,571,993
Less unamortized discount (warrants)	(184,060)	(217,909)
Total	3,387,933	3,354,084
Less current portion of long term debt	(576,283)	(117,023)
Net long-term debt	$2,811,650	$3,237,061

On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency (“MassDev”) pursuant to which MassDev agreed to lend to the Company up to $5 million. The loan proceeds were used to help fund the expansion of our production facility.

The MassDev loan is evidenced by a promissory note under which we were able to request advances of up to $5 million total for the purchase of equipment and installation of certain building improvements at our Tyngsboro, Massachusetts facility. The initial advance on the loan was made in October 2008 for approximately $3.6 million. The final advance was made in October 2009 for approximately $1.0 million. The approximately $0.4 million balance of the loan commitment has expired. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%.

Payments to MassDev began in November 2008. The payments are interest only during the first 12 months and thereafter, the balance of the principal outstanding under the note shall be amortized in equal monthly installments of principal and interest over the remaining term of the note. Based on the amount outstanding as of September 30, 2009, principal payments required under the loan over the next five years, excluding discount due to warrants, are as follows:

Amount
Period ending:
December 31, 2009	$118,749
December 31, 2010	494,718
December 31, 2011	527,851
December 31, 2012	563,202
December 31, 2013	600,920
December 31, 2014	641,165
Thereafter	625,388
Total Payments	$3,571,993

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements substantially funded with the proceeds of the loan with an approximate carrying value of $5,314,000 and $6,135,000 at September 30, 2009, and December 31, 2008, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.44%.  The amortization of this discount resulted in approximately $33,800 charged to interest expense during the first nine months of 2009.  The effective interest rate of the loan after the final draw down, including the cost of the warrants and other deferred loan costs, is approximately 8.5%.

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

The Original Agreement required Seaside to buy $1 million of common stock from us once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day.)  The agreement was structured in three six-month tranches, or segments, each covering 6 monthly closings of $1 million each. Our initial commitment was for the first six-month tranche, but we had the option, exercisable at our sole discretion, to extend the agreement for up to two additional six-month periods, for a total of up to $18 million over the three tranches.  We paid Seaside $100,000 up front for the right to exercise the first optional extension and agreed to pay an additional $50,000 if we exercised the second such extension.  Additionally, at our sole discretion, we could freeze the monthly transactions for up to six months by paying a fee to Seaside of $100,000.  At each monthly closing, the number of shares of common stock to be issued was determined by applying a 20% discount to the volume weighted average trading price during the five trading days preceding the closing.  If in any month the five-day weighted average trading price of our common stock is below $0.25, then the closing for that month will not occur and will not be made up.  The issuance of shares that would constitute more than 19.9% of the total shares outstanding on the date of the agreement was subject to shareholder approval.  On June 11, 2009, our shareholders approved the issuance of the common stock to Seaside.

The First Amendment requires Seaside to buy 1,500,000 shares of our common stock twice each month at closings on the 5th day and 20th day of each month thereafter (or the next closest business day) at a purchase price equal to 86% of our stock’s volume weighted average trading price over the ten trading days immediately preceding each closing, but in no event below $0.20 per share, up to an aggregate purchase price of $18,000,000.  The First Amendment clarified that the initial period of six closings under the Original Agreement ended at the closing scheduled for the first business day following July 5, 2009, and that each subsequent period would comprise six semi-monthly closings instead of six monthly closings. We have elected to exercise our two options to extend the Agreement for twelve additional semi-monthly closing dates over a period scheduled to end with the January 5, 2010 closing date. We paid Seaside $50,000 to exercise the second option.  In addition, we may, at our sole discretion, suspend the semi-monthly closings by making a $100,000 payment to Seaside.  We can exercise this right no more than once during each period.  All other terms and conditions not addressed by the First Amendment are governed by the Original Agreement.

Sales of stock to Seaside under the Original Agreement and First Amendment through September 30, 2009, are as follows:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Volume Weighted Average Price (VWAP)	Net Proceeds
February 20, 2009	$1,000,000	2,656,184	$0.37648	$0.470600	$889,767
March 20, 2009	1,000,000	2,896,200	$0.34528	$0.431600	931,072
April 20, 2009	1,000,000	1,912,777	$0.52280	$0.653500	914,855
May 20, 2009	1,000,000	1,647,772	$0.60688	$0.758600	946,098
June 22, 2009	1,193,895	1,500,000	$0.79593	$0.925500	1,094,839
July 6, 2009	1,118,430	1,500,000	$0.74562	$0.867000	1,059,504
July 20, 2009	932,670	1,500,000	$0.62178	$0.723000	857,110
August 5, 2009	939,255	1,500,000	$0.62617	$0.728100	858,245
August 20 2009	895,260	1,500,000	$0.59684	$0.694000	815,594
September 8, 2009	989,295	1,500,000	$0.65953	$0.766900	906,608
September 21, 2009	940,155	1,500,000	$0.62677	$0.728800	864,143
Total Investment	$11,008,960	19,612,933			$10,137,835

On October 5 and October 20, 2009, Seaside purchased additional stock under this agreement, as discussed in Note 12, “Subsequent Events.” Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants, as discussed in Notes 9 and 12 below.

Note 9.  Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of September 30, 2009:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding As of September 30, 2009
May 24, 2005 Financing	5/24/2005	5/25/2010	$1.008	800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.49	4,391,119
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$1.33	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$1.99	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$1.99	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97	5,431,805
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.89	171,958
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.20	8,700,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$0.74	8,966,000
Total warrants outstanding				41,498,178

The following shows changes to the warrants outstanding from December 31, 2008, through September 30, 2009:

# Warrants
Warrants outstanding as of December 31, 2008	46,932,939
1/21/2009 Surrender of warrants issued 10/31/2007 by Quercus Trust	(5,884,455)
Cumulative adjustments to 11/8/05 warrants due to Seaside pricing through September 21, 2009 closing:	449,694
Warrants outstanding as of September 30, 2009	41,498,178

Warrants with activity during the nine months ended September 30, 2009, are described below:

October 2007 Shelf Warrants

In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants, of which 5,431,805 were outstanding as of September 30, 2009. On January 29, 2009, Quercus Trust surrendered their 5,884,455 warrants. The warrants became exercisable six months and one day after their issuance, and expire May 1, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with an effective registration statement.

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

	# Warrants	Exercise Price
Original Warrant	2,960,527	$2.21
Adjustment based on anti-dilution provision:
Financing February 2007	327,294	$1.99
Financing October 2008	248,808	$1.85
Financing December 2008	404,796	$1.66
Seaside 2/20/09 purchase	72,542	$1.63
Seaside 3/20/09 purchase	75,260	$1.60
Seaside 4/20/09 purchase	51,764	$1.58
Seaside 5/20/09 purchase	53,092	$1.56
Seaside 6/22/09 purchase	27,063	$1.55
Seaside 7/06/09 purchase	27,411	$1.54

	# Warrants	Exercise Price
Seaside 7/20/09 purchase	27,766	$1.53
Seaside 8/5/09 purchase	28,132	$1.52
Seaside 8/20/09 purchase	28,504	$1.51
Seaside 9/8/09 purchase	28,886	$1.50
Seaside 9/21/09 purchase	29,274	$1.49
Adjusted Warrant:	4,391,119	$1.49

Note 10.  Stock-Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options (“ISOs”) are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options (“NSOs”) are to be granted at a price determined by the Board of Directors.  In general, the Board has authorized vesting periods of one to three years and terms of varying length but in no case longer than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At September 30, 2009, we had 18,392,588 shares reserved for issuance under this plan, of which 13,304,971 relate to outstanding options and RSUs.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At September 30, 2009, we had 1,635,397 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of September 30, 2009, certain RSUs granted under the officer employment agreements were vested but stock was not issued because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity as of December 31, 2008 and for the nine months ended September 30, 2009 is as follows:

	Nine months ended September 30,	Year ended December 31,
	2009	2008
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	35,644	38,084
Based upon current year executive officer agreements	11,280	14,094

Vested RSUs not yet converted to stock*	16,348	14,228

RSU’s granted but not vested:
Related to 2007 executive officer agreement	6,038	24,068
Related to 2008 executive officer agreement	23,508	37,602
Related to 2009 executive officer agreement	50,753	—
Related to performance-based executive plan**	1,265,823	1,265,823

*                 RSUs vesting December 31, 2008 were issued on March 10, 2009.

**          Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements. Based on our business plan as of December 2008, which slows the deployment of frequency regulation installations due primarily to the tightening of credit markets, our executive management does not believe that it is probable that the award will be earned.  Accordingly, the cumulative compensation expense recorded as of December 31, 2008, was reversed during that period, and no compensation expense was recorded for these PSUs for the nine months ended September 30, 2009.

Stock Option Plan Schedules

Stock option activity for the first nine months of 2009 was as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value (1)
Outstanding, December 31, 2008	11,338,470	$1.18
Granted	629,364	$0.50	$0.25
Exercised	—	$—
Canceled, forfeited or expired	(25,333)	$(0.89)
Outstanding, September 30, 2009	11,942,501	$1.14

The following table summarizes information about stock options outstanding at September 30, 2009:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of Options	Contractual	Exercise	of Options	Exercise
Price	Outstanding	Life (Years)	Price	Vested	Price
$0.26 - $0.74	4,162,597	5.86	$0.66	3,605,046	$0.68
$0.80 - $1.46	5,787,184	6.60	$1.06	4,397,078	$1.01
$1.51 - $2.19	1,535,470	5.99	$1.82	1,484,295	$1.82
$2.50 - $3.10	130,000	0.60	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	1.41	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	1.06	$6.40	105,000	$6.40
Total	11,942,501			9,943,669

Stock Compensation

We account for our stock compensation in accordance with ASC Topic 718. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The valuations determined using this model are affected by our stock price as well as assumptions we make regarding a number of complex and subjective variables, including our stock price volatility, expected life of the option, risk-free interest rate and expected dividends, if any.

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

During the first quarter of 2009, 20,000 options were granted to a consultant.  Half of these options vested on May 5, 2009, and the remainder were scheduled to vest on November 5, 2009, subject to the consultant’s continued service to the Company.  In accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” the measurement dates for these options has been determined to be the vesting dates.  The consultant’s services were terminated as of the end of June 2009. The non-vested options were forfeited as of the termination date.  Under the terms of the option agreement, the consultant had three months from the termination date to exercise his vested options.  They were not exercised within that time, consequently the options were forfeited. The options vesting in May 2009 were valued with a life of .75 years (9 months), using an effective interest rate that corresponds to U.S. Treasury instruments with a similar maturity.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	NA	2.01% - 2.90%	0.34% - 1.36%	2.01% - 3.33%
Expected life of option	NA	3.5 years	.75 - 3.5 years	3.5 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	NA	0%	0%	0%
Assumed volatility	NA	88% - 91%	77% - 90%	87% - 98%
Expected forfeitures	NA	10%	8.3%	10%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and nine months ended September 30, 2009, and 2008, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operations and maintenance	$25,424	$—	$89,536	$—
Research and development	73,675	232,350	283,062	863,913
Selling, general and administrative	81,640	247,739	372,864	935,739
Total stock compensation expense	$180,739	$480,089	$745,462	$1,799,652

Components of stock compensation expense:
Compensation expense related to RSUs	$9,200	$150,225	$37,925	$466,970
Compensation expense related to stock options	171,539	329,864	707,537	1,332,682
Total stock compensation expense	$180,739	$480,089	$745,462	$1,799,652

As of September 30, 2009, there was approximately $399,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 11. Potential Delisting of the Company’s Stock

On September 16, 2009, we received a letter from the Nasdaq Stock Market indicating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Stock Market based on Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until March 15, 2010, to regain compliance. If at any time before March 15, 2010 our common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days, the Nasdaq Stock Market Staff will notify us that we comply with Rule 5550(a)(2)  In the event we do not regain compliance with the Rule prior to the expiration of the grace period, we may be eligible for an additional grace period if we meet the initial listing standards, with the exception of the bid price, for the Nasdaq Capital Market.  If we meet the initial listing criteria, we may be granted an additional 180 day compliance period.

Note 12.  Subsequent Events

Subsequent events have been evaluated through November 3, 2009, which is the date the financial statements were issued.

On October 13, 2009, we drew down approximately $1 million from MassDev under the June 30, 2008, loan agreement.  The loan proceeds were used to purchase some of the machinery and equipment needed to expand our production capability.  This represented the final draw-down under the MassDev agreement.

On each of October 5 and October 20, 2009, we sold Seaside 1,500,000 shares of Common Stock (3,000,000 shares total) for a purchase price of $0.61705 and $0.62797 per share, respectively (calculated based upon a 14% discount to the volume weighted average market price of $0.7175 and $0.7302 per share, respectively, over a period of 10 days prior to the sale to Seaside). From February 2009 through October 20, 2009, Seaside has purchased a total of 22,612,933 shares at a total price of approximately $12.9 million.

Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants.  The October 5 and October 20, 2009, stock sales to Seaside resulted in an increase in the number of shares exercisable for the November 2005 warrants of 59,741, and an adjusted exercise price as of October 20, 2009 of $1.47.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, our expected future revenues, operations and expenditures, sources and uses of capital and estimates of the potential markets for our products and services.  Such statements made may fall within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these projections due to a number of factors as discussed in the section entitled “Risk Factors” of this Form 10-Q. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to revise or update publicly any forward-looking statement in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

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

Fixed Assets

Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use.  These costs include material, labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with ASC 410, “Asset Retirement and Environmental

Obligations.” No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements). Repair and maintenance costs are expensed as incurred.  Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with ASC 730, “Research and Development.”

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment” long-lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable.  When appropriate we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount.  The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

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

As of September 30, 2009, in order to determine whether or not the current inventory of flywheels and related equipment on hand is impaired, we reviewed the current status of our Stephentown project, and noted the following:

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

•                  We performed cash flow testing based upon a variety of scenarios, using historical 24-month average day-ahead and real-time clearing prices for regulation in NYISO.  Our analysis included the potential impact of various “worst case” scenarios based upon potential negative factors, individually and in combination, such as a reduction in the frequency regulation clearing price of up to 20%; increases in energy costs of up to 20%; higher construction costs of up to 30%; or certain changes in control signals.  The clearing prices during recent months have been dropping. We believe this primarily due to the overall economic climate, and we expect the clearing prices to increase as the economy strengthens.  However, if the current trend towards lower prices is sustained for an extended period, it would make meeting our debt service requirements difficult for that period of time.

•                  Our forecast and models indicate that we can expect positive cash flows from a 20 MW frequency regulation installation in Stephentown, New York, and that consequently, as of September 30, 2009; no impairment reserve is required for our current supply of flywheels and related fungible Smart Energy Matrix™ components.

Overview

We design, manufacture and operate flywheel-based energy storage systems that provide frequency regulation and other highly reliable energy solutions for the worldwide electricity grid at competitive costs. We also plan to sell individual and large-scale systems outright or on a fractional basis. As we expand our flywheel production and continue to lower system costs, we believe we will be able to market other cost-effective applications for our flywheel systems that will further expand our revenues.

Our principal market focus is on the geographic regions of the domestic grid that provide open-bid markets for regulation services. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO New England or ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); and Midwest (Midwest ISO or MISO). Even though the RTO in Texas (Electric Reliability Council of Texas or ERCOT) is an open bid market, it is not regulated by the Federal Energy Regulatory Commission (FERC). Consequently, we are not able to encourage beneficial market rule changes there that are mandated by FERC Order No. 890. This Order was intended to promote greater competition in electricity markets, in part by allowing non-generation resources such as ours to bid and sell into frequency regulation markets and be compensated on equal terms with traditional generation resources. As a result, we are focusing on the FERC-regulated open-bid markets first and will begin to work on entry into ERCOT once we are operating in the other markets.

These regional ISOs/RTOs or grid operators purchase frequency regulation services from independent providers in open-bid markets that they manage and maintain. We are seeking to become one such provider. We believe our technology will offer grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide (CO2), nitrogen oxide, sulfur dioxide and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services.  We believe that we will have lower operating costs and faster response time than the majority of other entities that provide frequency regulation services, which we believe will allow us to have sufficient margins to make the Company economically viable.

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

To participate in this regulatory-driven open-bid market, we expect to build, own and operate a number of frequency regulation installations known as Smart Energy Matrix™ systems designed to provide reliable and sustainable frequency regulation services for utility grids. Our primary business model is a sale-of-services model, similar to that of independent power producers who also build, own and operate their own power plants. Under this model, we will be bidding our services into multiple open-bid markets for regulation on a daily basis. Additionally, we may:

•                  Participate in pilot programs to demonstrate our technology, such as the ISO-NE Alternative Technologies Pilot Program, under rules that may provide alternative bidding and payment plans than those provided by the permanent market rules

•                  Sell Smart Energy Matrix™ systems on an equipment-sale basis in both the U.S. and overseas markets

•                  Share ownership of some plants together with investors as a means of accelerating cash flow during the early years of our commercial deployment

•                  Enter into bilateral contracts with utilities that currently provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services in their respective grid regions.

On November 18, 2008, we connected our first 1 MW Smart Energy Matrix™ to the electric grid in Tyngsboro, Massachusetts. The 1 MW system was installed under the ISO New England Alternative Technologies Pilot Program, which allows us to generate revenue for regulation services while we, and ISO-NE, explore ways to optimize the beneficial impact of the technology and while ISO-NE develops permanent market rules that will govern the application of the technology. A second MW of capacity was connected to the grid in July 2009 and is also earning revenue. We plan to interconnect a third MW of capacity before the end of 2009. We expect to redeploy the second and third megawatts to the Stephentown site as in-kind equity under the terms of the DOE loan guarantee program.

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

Electricity costs for operating the 1 MW pilot Smart Energy Matrix™ in Tyngsboro through the end of April 2009 were higher than what we expect our electricity costs to be in the future.  Because the 1 MW pilot project is connected to a distribution-level power line, from November 2008 through late April 2009, we paid the retail price for our gross withdrawals from the grid, instead of paying the wholesale price for the net electricity (withdrawals minus injections), plus retail transmission and distribution charges. However, in late April 2009, ISO-NE and our local distribution company implemented a change which reduced our commodity cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate.  In addition, a new regulation dispatch signal implemented by ISO-NE in May 2009 has reduced the amount of net electricity we need to purchase.  We are still paying retail transmission and distribution charges. These favorable adjustments now enable us to earn positive gross margin for the remainder of the pilot program. The cost of electricity will be even further reduced for our 20 MW facilities, as we plan to be connected to transmission-level (rather than to distribution-level) power lines.  We will be charged the lower wholesale commodity price for our net energy usage and will not be subject to transmission and distribution fees, which currently represent approximately 70% of our cost of energy.

In October 2009, we were approved to earn alternative energy credits under the Massachusetts Alternative Energy Portfolio Standard (APS) program. Our flywheel systems were designated as the first resources to qualify under this program by the Massachusetts Department of Energy Resources.  Our systems are eligible for this program because they discharge electricity to provide frequency regulation with zero fuel consumption or emissions.  We have begun earning these state-authorized APS credits, or certificates, starting in the second quarter of 2009.  The number of certificates we will earn is based on a formula that takes into account the amount of stored energy we inject into the grid in Massachusetts.  We plan to sell the credits to utilities or other retail electricity suppliers that need to meet mandated Massachusetts APS requirements, thus creating an additional revenue source.  We are currently evaluating how much the APS certificates may be worth and how to sell them in the most effective manner.  We do not believe the revenue from these certificates will be material to the financial statements, and therefore, no entry has been recorded to reflect their receipt as of September 30, 2009.

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

Our interconnection request for the 20 MW plant includes National Grid as the transmission provider.  Before we can enter into an interconnection agreement with NYISO, we were required to perform a System Impact Study, which is now complete. We must now complete a Facilities Study. The purpose of these studies is to confirm that our facility can be safely and reliably interconnected with the grid, and to identify any utility upgrades or other equipment that may be needed before construction can begin.  Construction and development of this site is also subject to certain state and local permitting processes. After executing an interconnection agreement, necessary upgrades to grid equipment to permit such interconnection will begin, in a timeline roughly parallel to our construction of the facility.

In October 2009, the New York State Public Service Commission (PSC) granted us a Certificate of Public Convenience and Necessity (CPCN) and approved our petition for lightened regulation for the planned 20 MW flywheel frequency regulation plant in Stephentown, New York. These approvals include the project’s overall financing. At its October 15th meeting, the PSC determined that Beacon’s proposed flywheel plant in Stephentown is in the public’s interest. In September 2009, the PSC affirmed that Beacon’s Stephentown plant has met all relevant PSC environmental requirements. With these PSC decisions now in place, the Company is authorized to apply for applicable permits, submit any final plans and drawings to PSC for review, and prepare to construct and operate the plant.

On June 10, 2009, we announced that we and the New York State Energy Research and Development Authority (NYSERDA) are in the process of negotiating a statement of work relating to a grant to pay for a portion of the interconnection and other aspects of the Stephentown facility. The value of the grant, if finalized, is expected to be approximately $2 million.

We may elect to install 1 MW installations in ISOs to provide early insight to operating within each market. The economics of these 1 MW systems may not be representative of expected revenues and costs for a 20 MW plant, and therefore the non-fungible costs may be expensed on our income statement rather than being booked as a fixed asset on our balance sheet.  For example, in the New York market, we are considering whether to deploy a 1 MW resource at the Stephentown site, but initially interconnected to NYSEG (later to be interconnected to National Grid, when such interconnection is approved).  Similarly, in Ohio we expect to deploy 1 MW at the AEP facility as described below. The non-fungible costs associated with deploying small installations (such as at the AEP facility) which are not intended to remain in service for terms exceeding two years will be expensed.

On February 23, 2009, we announced that we had signed a contract with American Electric Power (AEP), one of the largest generators of electricity in the U.S., and one of its operating subsidiaries, Columbus Southern Power Company. The contract will entail building a 1 MW Smart Energy Matrix™ regulation facility at an AEP site in Groveport, Ohio. The system, which will be connected to the grid within the operating region of the PJM Interconnection (PJM), will provide flywheel-based frequency regulation services. Installation of this Smart Energy Matrix™ is expected to begin in 2010. The 1 MW system will provide valuable insight into the operation of our technology on PJM’s grid and make us better prepared to deploy and profitably operate full scale 20 MW plants in PJM’s coverage area.

On July 2, 2009, we announced that we received a conditional commitment from the DOE for a loan guarantee of approximately $43 million.  The loan, which would be funded by the U.S. Treasury’s Federal Financing Bank, is expected to provide debt financing for approximately 62.5%, of the estimated $69 million total project cost of our planned 20-megawatt (MW) flywheel-based energy storage installation to be located in Stephentown, New York. Of the $26 million not financed by the loan, we have already incurred approximately $13 million in eligible project expenditures, which will be considered part of our equity contribution to the project.  A significant portion of this in-kind contribution will come from the redeployment of 2 MW or more of energy storage from Tyngsboro to the Stephentown site. We are exploring funding alternatives for the remaining $13 million, including a direct equity investment in the project by one or more third parties and/or the sale of our stock.  In addition, we are in the process of negotiating a statement of work relating to a grant from NYSERDA to pay for a portion of the interconnection and other aspects of the Stephentown facility.  The value of the grant, if finalized, is expected to be approximately $2 million.

We plan to have an aggregate of up to 3 MW of flywheel energy storage capacity produced and installed in Tyngsboro before year-end. In addition to our Stephentown, New York, site, our Glenville, New York, site and an identified site within AEP, we are also identifying and developing additional sites in our target markets.

In volume production, our goal is to complete 20 MW facilities at a cost of approximately $25 to $30 million each, though the first 20 MW plant will cost approximately $69 million, of which approximately $50 million is direct equipment and facility costs. The remainder of the cost estimate includes substantial contingency, legal, consulting and administrative costs. Some of these costs are either unique to the DOE loan guarantee process or are greater than we expect to apply to subsequent similar facilities. In 2010 and beyond, we will continue to have capital needs that will require additional funding through equity and project financing to fund the ongoing deployment of frequency regulation installations.  Our deployment plans are affected by a number of factors and activities, including but not limited to the following:

•                  The timing of the anticipated closing of the DOE loan and other fund-raising

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

•                  The need to change market rules in some ISOs to be compatible with our technology and to permit revenue to be achieved at the same level as traditional providers.  See “Regulatory and Market Affairs” for details on market rule changes within each of our target markets

•                  Our ability to secure all necessary environmental and site related permits and approvals.

•      Our ability to obtain grid interconnection approvals on an expedited basis with the ISOs or RTOs or through agreements with utilities that can reduce the interconnect approval process.

Regulatory and Market Affairs

Within each ISO there is a market tariff and set of market rules that determine who is allowed to bid into regulation markets, how much regulation providers are paid for their services, and what costs providers must pay to participate in markets. Each ISO has its own market rules that will govern the pace at which markets are opened and the degree to which our technology is allowed to participate. Historically, the market rules for regulation were written to conform to traditional generators’ abilities to provide regulation. This is understandable, because until the advent of our technology, the capabilities and limitations of traditional generators defined how regulation could be technically implemented. In the markets in which we intend to compete, most of the ISO market rules contained legacy terms, performance characteristics and other requirements that did not match our new technology. FERC Order 890 has accelerated the pace of market rule changes for those ISOs which are subject to FERC. In 2008 and the first three quarters of 2009, we made progress with several of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in the regulation market. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology to their grids.  In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signal in order to ensure our Smart Energy Systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheel’s fast-response capability, while recognizing that our resource has limited energy storage capacity. The proposed market rule changes, coupled with effective regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each open-bid ISO market is as follows:

•                  New York ISO: We believe that NYISO presents the most favorable grid operating region for the first full-scale commercial deployment of our systems. As a result of FERC Order 890, new management at NYISO and extensive work by us, NYISO has developed and FERC has approved new tariff and market rules for Limited Energy Storage Resources (LESRs) to provide frequency regulation to the New York power grid. These new rules recognize the unique operating characteristics of our technology and remedy key aspects of the current regulation tariff for generators that would otherwise limit our technology.  NYISO’s regulation dispatch method for LESRs will take advantage of the LESRs’ fast response rates and maximize their deployment. The energy level in our flywheels will be actively managed by NYISO to maintain regulation capability to the extent possible by charging/discharging as necessary.  The new LESR tariff will also allow us to net our electricity costs at wholesale rates.  We believe the new tariff and dispatch mechanisms will provide a highly effective and efficient method for integrating our flywheels into the NYISO regulation market.  In addition to these market rule changes, in December 2008 the Northeast Power Coordinating Council’s (NPCC) changed its reliability rules to allow LESRs to provide frequency regulation by removing the requirement that resources be able to generate one hour of continuous energy. The LESR tariff and market changes were approved by FERC on May 15, 2009, with an effective implementation date of May 12, 2009.  The NYISO regulation service market is now fully open to flywheel energy storage.

•                  ISO New England: On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation Pilot program to comply with Order 890.  The purpose of the Alternative Technologies Regulation Pilot program is to evaluate the performance of new technologies like ours that are unable to participate in ISO-NE’s current regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules. ISO-NE has announced it expects to begin working with stakeholders to develop permanent market rules by mid-February 2010.  After they are developed, the process for implementing new rules is expected to take approximately 6 months.  Until new permanent market rules for energy storage are implemented we will continue to earn revenue through the pilot program.  We began participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro in November 2008, and added another 1 MW outside our Tyngsboro facility in July 2009.  We expect to add a third MW in the fourth quarter of this year. Until April 2009, the pilot resource was sent a regulation signal that was similar to one for a traditional generator and therefore did not recognize that our technology provides regulation in a different manner (most importantly, faster) than a traditional generator.  After discussions with ISO-NE, in May 2009, we convinced it to implement a regulation dispatch signal for our pilot project that better recognizes our energy storage’s unique capabilities and is similar to the dispatch method developed by NYISO. This new dispatch signal has improved the economics of our pilot resources.  We are continuing to work with ISO-NE to implement a NYISO-style of dispatch signal in the permanent rules at the conclusion of the pilot program. In addition, as also discussed above, we are working to have opportunity cost payments included in the permanent market rules so that the payments made to our resource are comparable to those made to other parties that provide a comparable service.

•                  California ISO: CAISO is in the process of opening its frequency regulation market to energy storage technologies and we are actively participating in this endeavor.  In June 2008, CAISO took the first step to open its market by proposing to modify its tariff to allow bids for regulation by non-generation resources that are capable of providing the service and that meet applicable ancillary service standards and technical requirements. In February 2009, FERC ordered CAISO to make additional modifications to its tariff to ensure that non-generation resources are treated comparably to other resources in the CAISO regulation market.  We are actively engaged in this FERC proceeding and in the stakeholder process at the CAISO.  Through this stakeholder process, we continue to work with CAISO and its stakeholders to promote the lessons learned and best practices from other ISOs for integrating energy storage into the regulation market.  CAISO has announced it expects to file proposed tariff changes developed through this stakeholder process in March 2010.  In addition, the current definition contained in the Western Electricity Coordinating Council (WECC) Reliability Standards for Regulating Reserves only refers to generation resources.  CAISO plans to propose new non-prescriptive language to the WECC standards allowing all resources to provide regulating services.  The timing of this proposed change is expected to be coincident to the proposed tariff changes.

•                  Midwest ISO: On February 25, 2008, FERC approved the creation of an Ancillary Services Market (ASM) in the Midwest ISO to begin operating on January 6, 2009.  As part of its approval of the ASM, FERC required MISO to make further changes to its ASM to remove barriers to new technologies to provide regulation service.  On April 25, 2008, MISO fully complied with FERC’s directives by filing a request for an entirely new regulation resource category specifically designed for stored energy resources (“SER”), including our flywheel technology.  FERC approved this tariff on December 18, 2008.  This was the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources.  In May 2009, MISO, with the support of its market stakeholders, submitted to FERC additional tariff modifications to enhance the dispatch algorithm for SERs to better utilize their regulation capabilities and maximize our revenues in the MISO market.  MISO is proposing to implement the tariff modifications for SERs, on January 1, 2010, at which point we would be able to participate in this market.

•                  PJM Interconnection: PJM amended its tariff language to comply with Order 890 and stated that its current rules allow non-generation resources like ours to fully participate in its regulation market. PJM’s market rules allow us to enter the market. In the summer of 2009 PJM adopted a regulation dispatch signal for energy storage resources that takes full advantage of our system’s fast-response capability and maximizes benefits to PJM’s grid, and pays us for the full benefits of our resource.  We are also working with PJM and market stakeholders to clarify or amend certain aspects of PJM’s tariff in order to ensure we can net our energy consumption at wholesale rates and therefore minimize our costs to provide service in PJM.

•                  ERCOT: Since ERCOT is not regulated by the Federal Energy Regulatory Commission, in the past we have focused our efforts on the other ISOs.  As the performance of our technology is fully demonstrated at a system-wide level in other ISOs, and as wind generation in Texas increases and therefore the demand for fast frequency regulation resources rises, we will begin to focus our attention on this market.

Defense Applications

We believe that our high-energy flywheel technology is increasingly attractive as an energy storage device for space platforms, navy vessels, military installations and other military hardware and/or systems. We are pursuing defense and military-related projects that, in addition to generating revenue to help cover operating costs, effectively provide non-dilutive R&D funding for key technology innovations and advancements that may be transferred to commercial markets.

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

Discussion of Operations

We have experienced net losses since our inception and, as of September 30, 2009, had an accumulated deficit of approximately $201.3 million.  We are focused on the development and commercialization of our Smart Energy Matrix™ flywheel system for frequency regulation and completion of our research and development contracts.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until at least 2012. To execute our business plan, we must raise additional funds through a combination of equity and/or debt.

In 2009/2010 and beyond, we will need additional funding to expand our manufacturing capabilities and to build and install frequency regulation facilities in accordance with our business plan. We expect to raise the required funds in 2009 and 2010 through the DOE loan program guarantee and the sale of stock in the Company, supplemented where possible by government grants.  As previously mentioned, NYSERDA committed a $2 million grant to us with respect to the Stephentown facility, and we have applied for two grants from the DOE with respect to two possible facilities following the Stephentown facility.  Because the total budget for DOE frequency regulation grants is $45 to $50 million, and other companies may have applied for the same grants, there can be no assurance that either or both of our grant applications will be approved, or if approved, that any such grants will be in the amounts applied for.  In the future, as the number of our regulation facilities increases and we develop sustainable cash flows from operations, we expect to fund additional installations from a combination of project financing, equity and available cash flow from existing regulation facilities.

The closing of the DOE loan is subject to the execution of a Loan Guarantee Agreement, under which a number of additional conditions will need to be met and ancillary agreements negotiated and signed.  For example, one of the conditions is the payment of the credit subsidy cost, representing the “cost of a loan guarantee,” as set forth in section 502(5)(C) of the Federal Credit Reform Act of 1990.  This will be a material amount.  We have taken steps to obtain funding from the government for the credit subsidy cost, and believe that funding has been authorized by the American Recovery and Reinvestment Act of 2009.  We have received a letter from the DOE confirming that the project may qualify for such funding if physical construction commences no later than September 30, 2011 and if laborers and mechanics employed in performing the project are paid prevailing wages in accordance with the Davis-Bacon Act.  However, if such government funds cannot be obtained, we will be required to pay the credit subsidy cost ourselves and to raise additional funding to cover that amount.  There is no guarantee that the government will pay the credit subsidy cost, or if necessary, that we can raise additional funding on reasonable terms, or at all, to cover that amount.

The closing of this loan, and the closing of all such loans to all borrowers under the loan guarantee program, is also subject to the Secretary of the Department of Energy’s right of termination of the conditional commitment for any reason at any time before the execution of the Loan Guarantee Agreement, pursuant to regulations of the loan guarantee program.

If the loan guaranteed by the DOE does not close on a timely basis, or if government funds are not available to pay the credit subsidy costs, it will affect the timing for completing the Stephentown project.  We expect to complete the 20 MW facility in Stephentown, New York, within 12 to 18 months from the date we obtain the first disbursement of funds from the loan guaranteed by the DOE.   In the event that government funds are not available to cover the credit subsidy cost, we would need to find alternative funding for the project, and construction would likely be delayed.  Apart from expenditures to construct the Stephentown facility, we will have sufficient cash to fund operations into 2010 based on continuing funding from Seaside.

Revenues

Our revenue during the nine months ended September 30, 2009 and 2008 came from three sources:

•                  Research and development contracts, for which revenue has been recognized using the percentage-of-completion method

•                  Frequency regulation service revenue from the ISO-NE pilot program

•                  Sales of inverters and accessories.

Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and potentially from the sale of our Smart Energy flywheel systems.  We may also earn revenue from the sale of ASP certificates or similar “clean energy” credits.  However, such credits are not expected to be material. In the past, we have also earned revenue from research and development contracts with government agencies, and we continue to pursue similar contracts. In addition, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

Cost of Goods Sold

Cost of goods sold on research and development contracts is recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs.  Cost of goods sold for frequency regulation services consists of the cost of energy. Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

Research and Development

In 2008 and prior years, amounts reported as “Research and development” included not only the cost of our engineering staff, but also the cost of unabsorbed manufacturing overhead, since most of our activities related to development of the Smart Energy 25 flywheel and Smart Energy Matrix™.  In 2008, we substantially completed development of the Smart Energy Matrix™ and began limited production of commercial units and building our first frequency regulation installations.  As of January 1, 2009, we have split the cost of operations and maintenance from the cost of our research and development functions.  Since our current production levels are still well below our facility’s full capacity, operations and maintenance costs for the nine months ended September 30, 2009, include a significant amount of unabsorbed manufacturing overhead.  In addition, costs associated with running the 1 MW resource for the ISO-NE pilot program, and certain non-fungible costs associated with certain Smart Energy Matrix™ installations, are also included in “Operations and maintenance.”  “Research and development” represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.  On a combined basis consistent with reporting in prior years, total operations and maintenance and research and development costs for the first nine months of 2009 were approximately $2,101,000, or 22%, lower than during the comparable period in 2008.  We expect research and development expenses in 2009 to be lower than in 2008 due to lower legal costs, along with reduced material expenses and subcontractor costs.

Selling, General and Administrative Expenses

Our sales and marketing expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel.  During the nine months ended September 30, 2009, selling, general and administrative expenses were approximately $752,000, or 12.3%, lower than during the equivalent period in 2008, in large part due to a reduction in stock-based compensation expense and a reduction in legal and professional fees.   Historically, the Board of Directors has granted equity compensation to officers and employees during the first quarter of each year as part of its long-term incentive compensation program.  In 2009, such grants to the officers were delayed, and no options have been granted to other company personnel. These reductions were partially offset by an increase in public company expenses, primarily related to the periodic stock sales to Seaside, as well as increases in salaries and benefits resulting from new hires in 2008 and increased health insurance costs. Overall, we expect our selling, general and administrative expenses for fiscal 2009 to be lower than in 2008, primarily due to lower legal costs and other planned cost reductions.

Loss on Contract Commitments

We establish reserves for anticipated losses on contract commitments if, based on cost estimates to complete the commitment, we determine that a loss will be incurred.  In addition, we evaluate our estimated costs to complete our government contracts on a quarterly basis and adjust the reserves when appropriate.

In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission.  We will receive approximately $250,000 to offset expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000.  Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected “cost share” portion of the Tehachapi contract.  During the quarter ended March 31, 2009, we increased the loss reserve for the Tehachapi contract by $132,500.  This increase is based upon the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate. No additions were considered necessary to the loss reserve through the quarter ended September 30, 2009.

On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships.  The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated.  Subsequent phases involve work estimated at up to an additional $2.1 million.  This contract was awarded on a “cost plus fixed fee” basis.  Based on our evaluation of the expected costs for the portion of the contract which has been appropriated, no reserve for contract loss was considered necessary as of September 30, 2009.

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

Results of Operations

Comparison of Three and Nine Months ended September 30, 2009 and 2008

	Three months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$273	$4	$269	6725%
Cost of goods sold	247	6	(241)	-4017%
Gross margin	26	(2)	28	-1400%
Operations and maintenance	621	—	(621)	NA
Research and development	1,626	3,535	1,909	54%
Selling, general and administrative	1,463	1,805	342	19%
Loss on contract commitments	—	—	—	0%
Depreciation and amortization	479	334	(145)	-43%
Interest and other income (expense), net	71	55	16	29%
Net loss	$(4,092)	$(5,621)	$1,529	-27%

	Nine months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$666	$53	$613	1157%
Cost of goods sold	705	10	(695)	-6950%
Gross margin	(39)	43	(82)	-191%
Operations and maintenance	2,167	—	(2,167)	NA
Research and development	5,303	9,571	4,268	45%
Selling, general and administrative	5,356	6,109	753	12%
Loss on contract commitments	132	87	(45)	-52%
Depreciation and amortization	1,346	927	(419)	-45%
Interest and other income (expense), net	(56)	311	(367)	-118%
Net loss	$(14,399)	$(16,340)	$1,941	-12%

Revenue

The following table provides details of our revenues for the three and nine months ended September 30, 2009 and 2008:

	Percent	Three months ended September 30,		Nine months ended September 30,		Cumulative Contract Value Earned as of September 30,	Total Contract	Remaining Value
	complete	2009	2008	2009	2008	2009	Value	(Backlog)
		(dollars in thousands)
Frequency regulation:		$63	$—	$180	$—
Contracts:
NYSERDA PON 800	86.8%	$—	$—	$—	$1	$55	$63	$8
NAVSEA	72.1%	182	—	360	—	360	500	140
Tehachapi	53.6%	29	5	125	9	134	250	116
Total Contract Revenue		$211	$5	$485	$10	$549	$813	$264
Other (inverters and accessories):		(1)	(1)	1	43
Total		$273	$4	$666	$53

In the nine months ended September 30, 2009, we earned approximately $180,000 from frequency regulation services through our participation in the ISO-NE Pilot Program that began in November 2008. Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules. Under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. Even so, we are currently running the Tyngsboro system at positive gross margins, due to recent reductions in certain operating costs. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost.

We completed most of our research and development contracts in 2007, but were awarded two new contracts (Tehachapi and NAVSEA) subsequent to the end of the first quarter of 2008.  Consequently, contract revenue during the first nine months of 2008 was only approximately $10,000, but we earned approximately $485,000 in contract revenue during the first nine months of 2009.  In addition, we recorded revenue of approximately $1,000 from the sale of Smart Power M5™ inverter systems and related products during the first nine months of 2009, compared to approximately $43,000 in the first nine months of 2008. In 2009, we expect both frequency regulation and contract revenue to increase, due to the expected deployment of additional capacity of frequency regulation as well as additional work performed under the Navy contract awarded early in 2009.

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2009, and 2008 is as follows:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$63	$49	$14	$—	$—	$—
Contract	211	198	13	5	6	(1)
Inverters and related	(1)	—	(1)	(1)	—	(1)
Total	$273	$247	$26	$4	$6	$(2)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$180	$247	$(67)	$—	$—	$—
Contract	485	458	27	10	10	—
Inverters and related	1	—	1	43	—	43
Total	$666	$705	$(39)	$53	$10	$43

Cost of goods sold increased from approximately $10,000 in the first nine months of 2008 to approximately $705,000 during the equivalent period of 2009.  During the first nine months of 2009, cost of goods sold includes approximately $247,000 for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE pilot program.  Cost of energy exceeded revenue from frequency regulation because of the manner in which we were connected to the grid for the pilot program, which resulted in our being paid for energy we provided to the grid at wholesale rates, while we were billed for the energy we used at retail rates.  As of the end of April 2009, ISO-NE and our service provider changed the metering to a “net meter” through ISO-NE, which resulted in a significant drop in our cost of energy during the second quarter of this year.  Our average gross margin on frequency regulation services during the third quarter of 2009 was 22.2%.  Cost of energy during the third quarter totaled approximately $49,000, of which approximately $35,000, or 71%, represents retail transmission and distribution (T&D) charges billed by the local service provider.  Because our Stephentown facility will be connected to the grid at the transmission level, we will not incur T&D charges, and so we expect our gross margin to be considerably higher than in Tyngsboro.

In addition, cost of goods sold for the first three quarters of 2009 includes approximately $458,000 for research and development contracts calculated on the percentage of completion method. Year over year, the increase in cost of sales associated with contracts was proportional to our increase in contract revenue. In 2009, we expect to be providing more frequency regulation service capacity over a longer period of time than occurred in 2008.

Operations and Maintenance and Research and Development Expense

As discussed above, as of January 1, 2009, we classify expenses related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations as “Operations and maintenance” on our income statement. Prior to 2009, such expenses were included as “Research and development” costs, as shown below:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Net Change	2009	2008	Net Change
	(in thousands)
Operations and maintenance	$621	$—	$621	$2,167	$—	$2,167
Research and development	1,626	3,535	(1,909)	5,303	9,571	(4,268)
Total	$2,247	$3,535	$(1,288)	$7,470	$9,571	$(2,101)

For the three and nine months ended September 30, 2009, combined operations and maintenance and research and development expenses decreased by approximately $1,288,000, or 36.4%, and $2,101,000 or 22%  in comparison to the equivalent periods in 2008. See the table below for explanations of the factors which were responsible for the most significant changes. We expect costs shown for operations and maintenance to decrease as our production volume increases and more overhead is absorbed and capitalized as part of the cost of our flywheels and Smart Energy Matrix ™ installations. We expect research and development costs during 2009 to be lower than in 2008 due to lower legal costs, along with lower material and subcontractor costs.

The net change is attributed to increases or decreases as shown below:

	Three months ended 9/30/08 compared to three months ended 9/30/09			Nine months ended 9/30/08 compared to nine months ended 9/30/09
	Operations and maintenance functions	Research and development functions	Total change	Operations and maintenance functions	Research and development functions	Total Change
(in thousands)
Expense materials	$(446)	$158	$(288)	$(420)	$291	$(129)

The cost of materials for Operations and Maintenance (O&M) was considerably higher during the third quarter of 2008 than in 2009 because we expensed non-conforming materials received from a supplier, in addition to a development fee paid to that supplier on a “best efforts” basis. Research and Development (R&D) materials costs were higher in 2009 than in 2008, primarily due to the cost of replacing motors as part of the motor-stator redesign needed to reduce the operating temperature of the flywheels.

Salaries and benefits	224	(67)	157	305	372	677

The increase in cost is primarily due to increase in headcount during 2008 in engineering, manufacturing and materials management associated with the move from development to production activities. The reduction in R&D salaries is attributable to a reduction in overtime costs. There have been no new hires in 2009 to date.

Subcontractors and consultants	(10)	(76)	(86)	383	(226)	157

The increase in O&M, year to date, is primarily due to contractor costs associated with completing non-fungible costs of the 2 MW matrix in Tyngsboro, partially offset by lesser use of consultants for R&D.

	Three months ended 9/30/08 compared to three months ended 9/30/09			Nine months ended 9/30/08 compared to nine months ended 9/30/09
	Operations and maintenance functions	Research and development functions	Total change	Operations and maintenance functions	Research and development functions	Total Change
Legal	49	(952)	(903)	135	(1,489)	(1,354)

R&D Legal expenses in 2008 included costs associated with the Arete lawsuit, which was settled in November 2008. O&M legal and tax advice represents primarily costs associated with the set up of our frequency regulation operations in New York.

Allocations and overhead	253	(198)	55	(122)	(457)	(579)

The increase in overhead allocation year to date is a result of the increase in the level of production and contract activity, resulting in an increase in overhead capitalized. Overhead allocations in O&M dropped during the third quarter of 2009, due to lower production activity, pending the closing of the DOE loan.

Stock Compensation	(21)	(112)	(133)	(85)	(406)	(491)

Generally, stock options and RSUs have been granted to management and employees during the first quarter of the fiscal year, based on prior year performance, and to new hires. In 2009, such equity grants were made to officers during the second quarter of 2009, and no grants have been made to other employees. In addition, there were no new hires during the first nine months of 2009.

Occupancy	9	(47)	(38)	(143)	(133)	(276)	Occupancy costs in the first nine months of 2008 included the cost of moving to our new facility in Tyngsboro, along with impact of cost cutting efforts in 2009.

	Three months ended 9/30/08 compared to three months ended 9/30/09			Nine months ended 9/30/08 compared to nine months ended 9/30/09
	Operations and maintenance functions	Research and development functions	Total change	Operations and maintenance functions	Research and development functions	Total Change
Outside documentation / testing	(1)	(14)	(15)	(13)	(16)	(29)	Costs lower due to reduced use of outside testing services in 2009,
Travel	(10)	2	(8)	(22)	(13)	(35)	Travel reduced as a cost-cutting initiative.
Other	(18)	(11)	(29)	(18)	(24)	(42)	Cost cutting efforts have been made to conserve cash, given the economic climate during the first nine months of 2009.
Net increase (decrease)	$29	$(1,317)	$(1,288)	$—	$(2,101)	$(2,101)

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled approximately $5,356,000 and $6,109,000 for the nine months ended September 30, 2009 and 2008, respectively, which represents a decrease of approximately $753,000, or 12%, period over period. For the quarter ended September 30, 2009 and 2008, selling, general and administrative expenses totaled approximately $1,463,000 and 1,805,000, respectively, a decrease of approximately $342,000, or 19%.  Significant changes in spending are explained in the table shown below. Overall, we expect our selling, general and administrative expenses for fiscal 2009 to be lower than in 2008 primarily due to lower legal costs and other planned cost reductions.

	Three months ended September 30,	Nine months ended September 30,	Comment
	(in thousands)
Period Ended September 30, 2008	$1,805	$6,109
Stock Compensation	(166)	(563)

Historically, stock options and RSUs have been granted to management and employees during the first quarter of the fiscal year, based on prior year performance, and to new hires. In 2009, such equity grants were made to officers during the second quarter of 2009, and no grants have been made to other employees. In addition, there were no new hires during the first nine months of 2009.

Legal, audit and professional fees	(117)	(316)	Reduction in use of outside legal services.
Public company / investor relations	(52)	174	Expenses year to date are higher because more Board/Committee meetings were held earlier in the year than in the prior year, in addition we incurred costs associated with the Seaside stock agreement.
Salaries and benefits	21	133

Three G&A employees were hired during early 2008, primarily to support regulatory efforts. The increase represents a full nine months of salaries for these individuals, combined with increased health insurance costs.

Expense materials	(22)	(60)	Reduction due to cost cutting efforts.
Subcontractors and consultants	62	(18)

Planned reduction in use of consultants, partially offset with a slight increase during the third quarter related to regulatory efforts, investigation of potential sites, and applications for grants under the Federal Stimulus Act.

Allocations and overhead	(39)	(77)	Represents G&A overhead allocated to the Navy contract.
Office Supply	(2)	(18)	Reduction due to cost cutting efforts
Dues and subscriptions	13	31	Increased memberships
Software maintenance	11	24	Increase due to maintenance costs for new software used by regulatory compliance group.
Hiring Expense	(17)	(20)	There have been no new hires in 2009; therefore hiring costs have decreased.
Travel	(21)	(14)	Reduction due to cost-cutting efforts
Other	(13)	(29)	Planned cost reductions to conserve cash, given the economic climate during the first nine months of 2009.
Period Ended September 30, 2009	$1,463	$5,356

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  The NAVSEA contract, which we were awarded on January 28, 2009, is a cost-plus-fixed fee contract.

Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.  In the second quarter of 2008, we recorded a contract loss of approximately $86,600, which represents our expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we recorded an additional contract loss on the Tehachapi contract of approximately $132,500, which represents the difference between our overhead rate based on “full production”, and the contract bid rate.  No loss reserve adjustments were considered necessary during the quarter ended September 30, 2009.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $927,000 during the nine months ended September 30, 2008, to approximately $1,346,000 for the same period in 2009, an increase of approximately $419,000, or 45%.  Similarly, depreciation and amortization expense for the quarter ended September 30, 2009, was 43% higher than for the same quarter in the prior year. The increase in depreciation and amortization results primarily from capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro, as well as the purchase of machinery and equipment required to begin commercial production, and depreciation on the 2 MW of frequency regulation capacity in service as of the end of the third quarter of 2009.  As of September 30, 2009, we had approximately $10.3 million in “Construction in progress,” of which approximately $7.4 million is for flywheels or materials to build flywheels and approximately $2.7 million are costs related to the construction of Smart Energy Matrix™ systems.  We expect depreciation expense to continue to increase during 2009 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income (Expense), net

Average cash balances during the first nine months of 2009 were lower than during the same period in 2008, as were interest rates, resulting in a reduction of interest income for the first nine months of 2009 of approximately $298,000 as compared to interest income for the first nine months of 2008.  Interest expense for the first nine months of 2009 was approximately $65,000, which was comprised of approximately $176,000 cash paid for interest on the MassDev loan and approximately $33,800 warrant amortization, offset by $144,800 capitalized interest applied to our Tyngsboro regulation assets. We began to pay interest on the MassDev loan in October 2008, so there was no interest expense for the nine months ended September 30, 2008. Interest expense was a credit for the three months ended September 30, 2009, due to a correction in the calculation of capitalized interest.  The correction was not considered material to prior periods. These factors contribute to a reduction of net interest and other income during the nine months ended September 30, 2009 of approximately $367,000, or 118%, over the equivalent period last year.

Net Loss

As a result of the changes discussed above, the net loss for the nine months ended September 30, 2009 was approximately $14,399,000 which compares to a net loss during the same period in 2008 of approximately $16,340,000, a decrease in net loss of approximately $1,941,000 or 12%.  Net loss for the quarter ended September 30, 2009, was approximately $4,092,000, compared to a net loss for the quarter ended September 30, 2008 of $5,621,000, a reduction in the net loss of approximately $1,529,000, or 27%, quarter over quarter.

Liquidity and Capital Resources

	Nine months ended September 30,
	2009	2008
	(in thousands)
Cash and cash equivalents	$4,335	$10,578
Working capital	(104)	6,463
Cash provided by (used in)
Operating activities	(16,338)	(9,949)
Investing activities	(2,437)	(9,964)
Financing activities	8,753	74
Net decrease in cash and cash equivalents	$(10,022)	$(19,839)
Current ratio	1.0	2.0

Working capital as of September 30, 2009, has a deficit of approximately $104,000.  This deficit is primarily due to the use of cash for investment in flywheels, materials to build flywheels and other costs related to the construction of the Stephentown site and for legal, consulting and other costs associated with the due diligence for the loan guaranteed by the DOE. All of these costs are eligible project expenses under the loan program rules.  Accordingly, we expect working capital to be a surplus once we are able to begin drawing down on this loan.

Our cash requirements depend on many factors including, but not limited to, the cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs and general and administrative expenses.  Since we are still in the development stage and have not yet generated significant revenue from our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.

On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million. This agreement was amended on June 19, 2009.  The original agreement required Seaside to buy $1 million of our common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day) at a discount rate of 20% of the volume weighted average trading price over the five day trading period immediately before the purchase.  The amended agreement maintains the $18 million aggregate maximum purchase price, but accelerates the purchase to 1.5 million shares twice per month at a 14% discount to the 10-day volume weighted average trading price.  The agreement is structured in three tranches, or segments, of six closings each.  The first tranche ended with the July 6, 2009 stock purchase.  The second tranche ended with the October 5, 2009 closing date, and we have exercised our option to extend the agreement for a third tranche, meaning there will be 18 closings total over the term of the agreement (subject to the overall dollar limit). Because we exercised the option to extend the agreement, we expect to have sufficient cash to maintain operations into 2010.  The following stock sales have been completed as of October 20, 2009:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share
February 20, 2009	$1,000,000	2,656,184	$0.37648
March 20, 2009	1,000,000	2,896,200	$0.34528
April 20, 2009	1,000,000	1,912,777	$0.52280
May 20, 2009	1,000,000	1,647,772	$0.60688
June 22, 2009	1,193,895	1,500,000	$0.79593
July 6, 2009	1,118,430	1,500,000	$0.74562
July 20, 2009	932,670	1,500,000	$0.62178
August 5, 2009	939,255	1,500,000	$0.62617
August 20, 2009	895,260	1,500,000	$0.59684
September 8, 2009	989,295	1,500,000	$0.65953

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share
September 21, 2009	940,155	1,500,000	$0.62677
October 5, 2009	925,575	1,500,000	$0.61705
October 20, 2009	941,955	1,500,000	$0.62797
Total Investment	$12,876,490	22,612,933

Our ability to obtain sufficient funding will pace our ability to produce and deploy flywheel systems. In 2010 and beyond, we will continue to have capital needs that will require additional equity and debt to fund the ongoing deployment of frequency regulation facilities. Our business plan for 2009 includes legal and other costs required to finalize the loan guaranteed by the DOE, begin site work at our Stephentown, New York, facility, as well as begin procurement of materials and manufacturing of flywheels for that site.  Our business plan for 2010 includes the construction of the 20 MW Stephentown facility, installation of most of the flywheel systems, and the start of work on a second 20 MW facility. In order to execute our business plans for 2009 and 2010, in addition to the loan guaranteed by the DOE, we believe we will require funding as follows:

•                  an estimated $15 million to complete due diligence and provide the required equity contribution required to close the loan to be guaranteed by the DOE

•                  an estimated $23 million to fund ongoing operations for the remainder of 2009 and all of 2010, of which we expect to receive approximately $5 million from remaining closings under our existing agreement with Seaside

•                  an estimated $7 million to fund the beginning of construction of an additional 20 MW facility in the second half of 2010.

However, the timing of the disbursement of the DOE loan is directly affected by the timing of the execution of an interconnection agreement with NYISO; hence the ramp up of cash burn will be affected by the same timing.  We will require additional funds from a combination of equity and project financing for the deployment of additional 20 MW facilities in the future.  In August 2009, we applied for grants for a total of up to $46.7 million under the DOE’s Smart Grid Demonstration program.  If approved, each grant would be used to fund up to 50% of the cost of our second and third 20 MW plants.  Because the total budget for DOE frequency regulation grants is $45 to $50 million, and other companies may have applied for the same grants, there can be no assurance that either or both of our grant applications will be approved or, if approved, that any such grants will be in the amounts we applied for.

Operating Activities

Net cash used in operating activities was approximately $16,338,000 and $9,949,000 for the nine months ended September 30, 2009 and 2008, respectively.  The primary component of the negative cash flow from operations is from our net losses.  For the nine months ended September 30, 2009, we had a net loss of approximately $14,399,000.  Adjustments to reconcile net loss to cash flow in 2009 include non-cash stock compensation of approximately $745,000, depreciation and amortization of approximately $1,346,000, interest expense on warrants of approximately $34,000, loss on disposition of fixed assets of approximately $7,000, partially offset by a net increase in deferred rent of approximately ($79,000) and changes in operating assets and liabilities of approximately ($3,992,000).

During the same period in 2008, we had a net loss of approximately $16,340,000.  Adjustments to reconcile net loss to cash flow for the period include non-cash stock compensation of approximately $1,800,000, depreciation and amortization of approximately $927,000, a net reduction in deferred rent of approximately $112,000 and cash received from our landlord as a credit for certain building improvements of $1,430,000.  Changes in operating assets and liabilities provided approximately $2,122,000 of cash.

Investing Activities

Net cash used in investing activities was approximately $2,437,000 and $9,964,000 for the nine months ending September 30, 2009 and 2008, respectively.  The principal use of cash in 2009 was the purchase of property and equipment in the amount of approximately $2,435,000, primarily for the purchase and construction of property and equipment and to increase the restricted cash required by the ISO-NE for their credit reserve of approximately $2,000.  For the nine months ended September 30, 2008, the principal use of cash was the purchase of property and equipment in the amount of approximately $10,138,000, much of which related to the renovation of the Tyngsboro facility. These charges were partially offset by a reduction in restricted cash of approximately $174,000, related to the expiration of the Wilmington lease.

Financing Activities

Net cash provided by financing activities was approximately $8,753,000 and $74,000 for the first nine months of 2009, and 2008, respectively.  In 2009, funds were provided by the sale of stock to Seaside of approximately $10,149,000 and issuance of stock under the employee stock purchase plan of approximately $60,000, offset partially by cash paid for financing costs related to the due diligence for the DOE loan guarantee program and advances to suppliers of approximately $1,456,000.  For the first nine months of 2008, cash provided by financing activities of approximately $18,000 related to a reduction of costs previously accrued related to the sale of stock in 2007, issuance of stock under the employee stock purchase plan of approximately $41,000, and the exercise of employee stock options of approximately $15,000.  We may evaluate possible acquisitions of enterprises or technologies that we consider synergistic from a market, technology or product perspective. We may make investments in companies for strategic business reasons or seek other strategic financing relationships that benefit our business.

At September 30, 2009, we had firm purchase commitments with our suppliers to acquire components for our commercial flywheel units, begin the build-out of the Smart Energy Matrix™ in Stephentown, and satisfy contractual obligations for our research and development programs in the amount of approximately $2.6 million. We have an additional $2.8 million conditional material purchase commitment to a second source supplier that is working to meet our qualification requirements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents, which have maturities of less than three months, may expose our assets to interest rate risk.  At September 30, 2009, we had approximately $109,000 of cash equivalents that were held in non-interest bearing accounts.  Also at September 30, 2009 we had approximately $2,644,000 of cash equivalents that were held in interest-bearing checking accounts, and approximately $1,582,000 invested in interest-bearing money market accounts at high-quality financial institutions, some of which are invested offshore.  The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss, which we deem to be low.  The money market funds are invested primarily in government funds, such as Treasury Bills. Approximately $890,000 of our cash on hand at September 30, 2009 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London.  This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent. SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September 30, 2009.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2009.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009,  and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 6, 2009, which are incorporated herein by reference.  Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009.

3.5	(3)	Amended and Restated Bylaws, as amended.

Exhibit
Number	Ref	Description of Document
3.6	(4)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with The Secretary of State of Delaware on October 4, 2002.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)               Incorporated by reference from the Form 10-K filed on March 17, 2008 (File No. 000-31973).

(2)               Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).

(3)               Incorporated by reference from the Form 8-K filed on October 1, 1007 (File No. 000-31973).

(4)               Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

+                     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date:	November 3, 2009	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	November 3, 2009	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer