Form 10-K
period 2009-12-31
BEACON POWER CORP
filed 2010-03-15
CIK 1103345

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2009 the market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $89,681,703. In determining the market value of non-affiliated voting stock, shares of the registrant's common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant's voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 10, 2010 was 176,753,136.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for Beacon Power Corporation's Annual Meeting of Stockholders, to be filed no later than April 30, 2010 for the year ended December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

-i-

Note Regarding Forward Looking Statements:

        This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Beacon Power Corporation's current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "will," "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example: a limited commercial operating history; the need to raise additional funding to build frequency regulation power plants and support our operations; success in closing the DOE loan and the ability to meet DOE loan and grant covenants; volatility in the pricing for frequency regulation and the effects of changes in electricity demand and natural gas prices on the frequency regulation market; our ability to obtain site interconnection approvals or other zoning and construction approvals in a timely manner; limited experience manufacturing flywheels in volume production or supplying frequency regulation services on a commercial basis; our ability to integrate 200 flywheels into a 20 MW facility; our ability to construct and operate plants in a variety of locations; our ability to make our technology fully compatible with 50 Hz. electrical design requirements for use in overseas markets; our ability to sell regulation services and plants at attractive margins; the uncertainty of the global economy; meeting the technical requirements of foreign markets based upon their specific grid and market characteristics; dependence on third-party suppliers; competition from companies with greater financial resources, especially from companies that are already in the frequency regulation market; possible government regulation that may impede the ability to market products or services or impact market size; possible product liability claims and the negative publicity which could result; any failure to protect intellectual property, or any possible infringement of third party patents; our ability to retain key executives and continue to attract additional talented human resources; and the historical volatility of our stock price. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. Beacon Power Corporation expressly does not undertake any duty to update forward-looking statements.

-ii-

 PART I

Item 1.    Business

Overview

        Beacon Power Corporation, a Delaware corporation incorporated on May 8, 1997, and its subsidiaries (collectively "Beacon," "the Company," "we," "our" or "us"), design, manufacture and operate flywheel-based energy storage systems that we are deploying in company-owned merchant plants that sell frequency regulation services in open-bid markets (which we refer to as our "sale of services" or "merchant plant" model). We also intend to sell systems on a turnkey equipment basis in domestic and overseas markets that lack open-bid auction mechanisms. We may also share ownership of some plants with utilities or other investors; enter into bi-lateral contracts with utilities that provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services; and/or participate in pilot programs to demonstrate our technology. Our flywheel systems support stable, reliable and efficient electricity grid operation. We expect the market for our systems to benefit from increased electricity demand and the rapid expansion of intermittent renewable resources, including wind and solar.

        Since our inception, we have been primarily engaged in the development of advanced flywheel technology that stores and recycles energy on a highly efficient, emissions-free, reliable basis. We believe our technology provides more sustainable and effective frequency regulation and energy balancing services for the electricity grid, utilities, and distributed generation and renewable energy markets. Frequency regulation is an essential service that balances the flow of electricity on the grid, minimizes harmful fluctuations, and maintains proper frequency to ensure grid stability and reliability. Our constantly spinning, fast-response flywheels provide this critical service by recycling energy to and from the grid, acting as a type of "shock absorber." Because of their extremely fast speed of response, flywheels can address and correct frequency deviations more effectively than conventional regulation methods, at a lower cost of operation. Additionally, our flywheel systems make it easier for the grid to integrate intermittent renewable energy sources, such as wind and solar power, whose variability increases the amount of regulation needed.

        We have three megawatts (MW) of our Smart Energy Matrix™ operating and generating frequency regulation revenue within the New England Independent System Operator region (ISO-NE) under its Alternative Technologies Regulation pilot program. Our Smart Energy 25 flywheel system includes the flywheels and their associated power electronics. A 1 MW Smart Energy Matrix™ is an array of ten Smart Energy 25 flywheel systems that provides 250 kilowatt hours (kWh) of energy storage. A frequency regulation installation includes one or more Smart Energy Matrices™, along with ancillary equipment and site work. A typical full-scale installation would have a capacity of 20 MW. Installations that are 20 MW in size or less offer the advantage of being eligible to use fast-track interconnection regulations. Such regulations are designed to allow installations of 20 MW or less to be approved more quickly than would otherwise be the case for larger capacity installations.

        We plan to increase our revenues by building additional facilities, including 1) a 20 MW plant in Stephentown, New York, where we have broken ground and are in the process of finalizing a $43 million Department of Energy (DOE) loan guarantee; 2) a 20 MW plant in Chicago, Illinois, for which we have been awarded a $24 million DOE Smart Grid stimulus grant; and 3) a 20 MW facility in Glenville, New York, for which we have secured site control and filed for interconnection. We are also identifying other plant locations for future merchant facilities, as well as marketing to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants on a turnkey basis. We are also exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids.

        Because we have not yet generated substantial commercial revenues, we are accounted for as a development stage company under the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 915. We maintain our offices, manufacturing, research and development facilities at 65 Middlesex Road, Tyngsboro, MA 01879. Our telephone number is 978-694-9121.

        For the sale of frequency regulation services in the United States, our primary market focus is on the geographic regions of the domestic grid under Federal Energy Regulatory Committee (FERC) regulation that provide open-bid markets. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); and Midwest ISO (MISO). These regional ISOs/RTOs, or grid operators purchase frequency regulation services from independent providers in open-bid markets that they manage and maintain. For example, under an open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been selected to provide service from the bid stack, although each ISO may calculate payments based on formulas that yield different revenue results, even with equivalent frequency regulation clearing prices.

        Our technology offers grid operators the benefits of greater reliability; faster response time; cleaner operation, including zero direct emissions of carbon dioxide (CO2), nitrogen oxide (NOx), sulfur dioxide (SO2) and mercury; and lower maintenance costs compared to conventional power generation facilities that also provide frequency regulation services. We believe these competitive advantages will allow us to achieve attractive operating margins and become profitable.

        We have also recently initiated market development efforts in Texas (ERCOT), which is not regulated by FERC. ERCOT is not subject to FERC Order No. 890, which mandated that non-generation resources like ours be allowed to compete in these open-bid markets. However, we expect that as ERCOT continues to expand its wind resources in Texas, and issues related to increasing wind penetration and grid stability become better understood, the potential benefits of applying our technology in ERCOT to help balance frequency and maintain grid stability and reliability will increase. We are currently evaluating whether market rule modifications will be needed to allow us to enter the ERCOT market on an economically attractive basis.

        For the sale of plants on a turnkey basis, our market focus in the United States is on geographic regions that lack open-bid markets for regulation services. Within this market segment, our primary focus will be on utilities that are experiencing or expect to experience increased requirements for regulation capacity due to the current or projected impacts of increased deployment of variable wind generation in their balancing areas. Our secondary focus will be on the largest cooperative and government-owned utilities. Internationally, we are actively investigating the most suitable countries for market entry, both for the sale of services via merchant plants and for the outright sale of plants.

The Frequency Regulation Market

        Levels of power supply and demand on the electricity grid change from second to second and minute to minute. The need to balance electricity supply and demand on the grid requires a special service to maintain stable power frequency. This service is called frequency regulation. Deviations from nominal grid frequency can have a negative impact on the operation of electrical devices that obtain power from the grid. In North America, grid frequency is maintained at 60 cycles per second (Hertz, or Hz). In Europe and other parts of the world, the same requirement exists for balancing power supply and demand on the grid, but at a frequency of 50 Hz. In North America, the effectiveness of maintaining grid frequency is measured by performance standards provided by the North American Energy Reliability Council (NERC). Financial penalties can be imposed on grid operators when performance standards fall below levels deemed acceptable. Similar standard-setting entities for frequency regulation exist in most other parts of the world.

        Our Smart Energy Matrix™ stores excess energy when power on the grid exceeds demand and injects it back to the grid when demand exceeds generated power. Our systems respond up to 100 times faster than fossil fuel generators that provide frequency regulation. Certain ISOs have implemented or are considering tariff changes that would provide additional or enhanced payment mechanisms to compensate resources, such as ours, for faster regulation response.

        Our flywheel systems also make it easier for the grid to integrate intermittent renewable energy sources, such as wind and solar power, whose variability increases the need for regulation. Because our flywheels only recycle electricity already generated, they do not consume fossil fuel or produce CO2 greenhouse gas emissions or other air pollutants, such as NOX or SO2. In addition, the energy conversion efficiency of our flywheels does not significantly degrade over time or as a function of the number of charge/discharge cycles incurred, and our flywheels do not contain toxic chemicals or hazardous materials. We believe that our low operating costs will allow us to participate with a very favorable profit margin in the open-bid markets, and utilities in non-open bid markets will also find the attributes of our system attractive and will purchase our systems on a turnkey basis.

        In North America, the frequency regulation market in areas that are accessible via open-bid auction mechanisms was valued at approximately $420 million in 2009, exclusive of ERCOT, whose market is mostly structured via bilateral contracts rather than via open-bid auction. Adding ERCOT would increase the aggregate estimated value of both open-bid and bilateral markets to more than $530 million for 2009. In 2009, both the amount of regulation capacity purchased by ISOs and the prices they paid for regulation services decreased, resulting in a reduction in the total size of the open-bid regulation market compared to 2008. We believe that this contraction was due to lower electricity demand caused by the recession, a sharp drop in natural gas prices (which is the primary fossil fuel used for regulation in the U.S. market), and to a smaller degree because of a cooler summer and warmer winter compared to 2008. In combination, these effects led to an increase in regulation supply relative to demand and a reduction in bid prices. Regulation prices have begun to recover in the last few months, and we expect this trend to continue as the economy improves. The price of natural gas has also been increasing in recent months, although large new discoveries of domestic supplies may keep the price of this core commodity lower over the next few years compared to the last few years. We expect the value of the open-bid regulation market to recover somewhat in 2010 compared to 2009, but we do not expect 2008's market value to be exceeded until 2011. In the longer term, in light of the current and expected increase in interconnection requests relating to wind generation, we expect demand for regulation services to increase significantly over 2008 levels.

        In 2009 we began marketing and business development activities outside of the United States, including the development of relationships with strategic partners in preparation for selling systems on a turnkey basis. In order to be able to participate in some of these markets, we have initiated an engineering design program that will allow our system to operate at 50 Hz.

        Growth in both the US and international markets are expected from a combination of additional factors, including:

  •
  Greater use of renewable energy sources—especially wind and solar generation

  •
  Long-term growth in the demand for electricity

  •
  Increased operating costs for conventional generation

  •
  Government regulations and market forces aimed at reducing carbon dioxide emissions.

        On November 18, 2008, we began operating our first 1 MW Smart Energy Matrix™ on the electricity grid in Tyngsboro, Massachusetts. The 1 MW system was installed under ISO New England's Alternative Technologies Regulation pilot program. The pilot program was approved by FERC as part of ISO New England's compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called "non-generation" resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis. The pilot program allows us to generate revenue for regulation services while ISO-NE develops permanent market rules that will govern application of the technology. We added a second megawatt of capacity in Tyngsboro in July 2009, and a third megawatt in December 2009, all of which are currently earning revenue through the pilot program. We plan to redeploy a portion of these systems to the Stephentown site as part of our in-kind equity contribution required under the terms of the DOE loan guarantee program. We expect to continue to operate megawatts in the ISO-NE pilot program until permanent market rules for energy storage are finalized.

        As part of the process of modifying its market rules, ISO-NE has been adjusting the control signal it sends to our Smart Energy Matrix™ to help maximize our regulation effectiveness. ISO-NE has a three-part payment model for regulation service:

  1.
  Payment for the resource's MWs of capacity that are scheduled to perform regulation, called "Time-On-Regulation."

  2.
  Payment based on the degree to which a resource changes its output, referred to as "Regulation Service" or "Mileage." Fast-response resources receive higher mileage payments.

  3.
  Payment to compensate generators for lost revenue as a consequence of providing frequency regulation rather than conventional power generation, referred to as "Opportunity Cost."

        Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules, principally because under ISO-NE's pilot program rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We believe that when ISO-NE adopts its permanent market rules they will include a payment component for regulation pricing approximately equal to opportunity cost. This methodology is used in all other ISO markets, and would send the correct market signals to suppliers of lower cost technologies, such as flywheels.

        Because our Smart Energy Matrix™ responds up to 100 times faster than fossil fuel generators providing frequency regulation service, we believe that our technology will benefit from payment mechanisms that reward faster response. Under ISO-NE's pilot program, our resources are receiving higher than average mileage payments based on their fast response. Other ISOs are considering changing their tariffs to provide higher revenues for faster performance. If such performance-based tariffs are approved, we would expect to benefit by receiving more mileage revenue per megawatt of capacity, compared to slower competing resources.

        During the first six months of the pilot program, our electricity costs for operating the Smart Energy Matrix™ in Tyngsboro were unusually high since the pilot project is connected to a distribution level power line. From November 2008 through late April 2009, we paid the retail price for our gross withdrawals from the grid instead of paying the wholesale price for the net electricity (withdrawals minus injections), plus retail transmission and distribution charges. In late April 2009, ISO-NE and our local distribution company implemented a change that reduced our cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate. In addition, a new regulation dispatch signal implemented by ISO-NE in May 2009 reduced the net amount of electricity we need to purchase. While we are still paying retail transmission and distribution charges, the reduction in energy costs resulting from the adjustment that allows us to net our energy costs has enabled us to earn positive gross margins since May 2009. Because interconnection at transmission level will eliminate transmission and distribution charges, which currently comprise approximately 68% of our cost of energy under the pilot program, our margins will further improve for our 20 MW plants.

        We believe that our operating cost structure will be significantly lower than most incumbent frequency regulation service providers. Our Smart Energy 25 flywheel has been designed to operate with low energy losses, minimal mechanical maintenance for 20 or more years and no significant degradation in energy conversion efficiency. In particular, our technology is different from most frequency regulation providers in that it does not use fossil fuel, which is the largest variable cost for most competing frequency regulation providers. Because our Smart Energy Matrix™ does not burn fossil fuel, our business plan is partly insulated from the direct impact of the commodity pricing of coal, oil and natural gas. The change in price of these fuels will be indirectly felt through their impact on the cost of electricity, the market prices for frequency regulation and the cost of certain components we use to manufacture our flywheels. Market prices for frequency regulation tend to correlate with wholesale electricity prices. Consequently, as the price of electricity rises, the price paid for frequency regulation also generally tends to rise. However, as fossil fuel prices drop, the price paid for frequency regulation services may be negatively impacted, which may be partially offset by a reduction in the cost of certain flywheel components and the cost of make-up energy. Make-up energy includes energy conversion losses as well as the energy needed to operate ancillary equipment used by our system, such as chillers.

        Since our Smart Energy Matrix™ does not burn fuel, the environmental benefits of our technology are significant. Our technology's ability to reduce carbon dioxide (CO2) emissions was studied by KEMA, Inc., an international energy industry consulting firm commissioned to evaluate the potential of our technology to reduce greenhouse gas and other emissions. The KEMA study found that, compared to conventional fossil-fuel based frequency regulation providers, our technology may reduce CO2 emissions by up to 89%. The study further indicates that the dramatically cleaner performance of our flywheel systems (as contrasted to frequency regulation services supplied by fossil fuel resources) can be expected to offer significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions. If the federal government implements a carbon-reduction program in the form of a cap-and-trade program or carbon tax, we believe that the resulting costs to carbon-intensive regulation providers will increase faster than our carbon-related costs, which are associated with the purchase of a small amount of electrical make-up energy.

        In some states, additional environmentally related revenues may be available in the form of renewable energy credits or other credits. For example, Massachusetts recently passed legislation that provides alternative compliance payments for qualifying flywheel storage units when they inject energy into the ISO-NE grid. In the second quarter of 2009, we began earning alternative energy credits under the Massachusetts Alternative Energy Portfolio Standard (APS) program. In the fourth quarter, we began selling some of the credits earned. We plan to sell any future credits we earn to utilities or other retail electricity suppliers that need to meet mandated APS requirements, thus creating a limited source of incremental revenue.

        The location of our merchant plants and the sequence in which they will be constructed depend on a number of factors, including but not limited to:

  •
  Availability of grants, loans or other funding sources (including funds received from investors for the purchase of all or part of certain systems)

  •
  Comparative market pricing available for frequency regulation in different markets

  •
  Our ability to receive appropriate revenues and payments within the market rules of each regional market

  •
  Our ability to interconnect at transmission voltage and obtain grid interconnection approvals

  •
  Availability and cost of land

  •
  Ability to secure all necessary environmental and other permits and approvals

        On July 2, 2009, we announced the conditional commitment by the U.S. Department of Energy (DOE) for a loan guarantee of approximately $43 million. The loan, which would be funded by the U.S. Treasury's Federal Financing Bank, is expected to provide debt financing for 62.5% of the estimated $69 million total project cost of our planned 20 megawatt (MW) plant in Stephentown, New York. Of the $26 million not financed by the loan, we have already incurred approximately $13 million in eligible project expenditures, which will be considered part of our equity contribution to the project. A significant portion of this in-kind contribution will come from the redeployment of a portion of our storage assets from Tyngsboro to the Stephentown site. The remaining $13 million was raised through the sale of units comprised of common stock and warrants on December 9, 2009. We are in the process of finalizing the administrative aspects of the loan, which we expect to close during the second quarter of 2010. We expect to complete the 20 MW facility in Stephentown, New York, within 12 to 18 months from the date of closing of the DOE loan.

        In October 2009, the New York State Public Service Commission (PSC) granted us a Certificate of Public Convenience and Necessity (CPCN) and approved our petition for lightened regulation of the planned 20 MW flywheel frequency regulation plant in Stephentown, New York. The approvals include the project's overall financing. In September 2009, the PSC affirmed that our Stephentown plant has met all relevant PSC environmental requirements. With these PSC decisions now in place, we have applied for and received the building permit and began site preparation in November 2009 for the Stephentown plant, which will be located on approximately half of the seven acres of land that we purchased in 2008. We have cleared and rough-graded the site, and added drainage. Full construction is expected to begin early in the second quarter of 2010. The site is served by two transmission companies: National Grid and New York State Electric and Gas (NYSEG). National Grid owns a 115 KVA transmission line that is near our site, and NYSEG owns a substation that abuts the site.

        Our interconnection request for the 20 MW plant includes NYSEG as the transmission provider. Before we can enter into an interconnection agreement with NYISO, we were required to complete a System Impact Study, which is now complete, and a Facilities Study, which is currently in process. The purpose of these studies is to confirm that our facility can be safely and reliably interconnected with the grid, and to identify any utility upgrades or other equipment that may be needed before construction can begin. Construction and development of this site is also subject to certain state and local permitting processes. After executing an interconnection agreement, necessary upgrades to grid equipment to permit such interconnection will begin, in a timeline roughly parallel to our construction of the facility. We expect the plant to be partially on-line and to begin earning some revenue by the fourth quarter of 2010, although this will require expediting the interconnection process with NYSEG and NYISO. NYSEG has agreed to allow us to make certain upgrades to its substation in order to help speed the interconnection process.

        On June 10, 2009, we announced that we and the New York State Energy Research and Development Authority (NYSERDA) were in the process of negotiating a statement of work relating to a grant to pay for a portion of the interconnection and other aspects of the Stephentown facility. As of this filing we are waiting for the final contract documents. The value of the grant, if finalized, is expected to be approximately $2 million.

        In November 2009, the DOE announced that it had awarded us a stimulus grant valued at $24 million, for use in construction of another 20 MW flywheel energy storage plant. The funding award is to "design, build, test, commission and operate a utility-scale 20-MW flywheel energy storage frequency regulation plant in Chicago, Illinois, and provide frequency regulation services to the grid operator, the PJM Interconnection. The project will also demonstrate the technical, cost and environmental advantages of fast-response flywheel-based frequency regulation management, lowering the cost to build a 20 MW flywheel energy storage plant to improve grid reliability while increasing the use of wind and solar power." The grant for the Chicago facility results from one of our two applications for DOE Smart Grid demonstration project funding, known as Funding Opportunity Announcement DE-FOA-0000036. Area of interest 2.2 of the DOE solicitation contemplated one or two grants for Frequency Regulation Ancillary Services projects. The Department made only one award, which was for our 20 MW regulation plant. The grant award of $24 million is for approximately 50% of the project's estimated cost. At a total of approximately $48 million, we expect this plant to cost approximately 30% less than the $69 million cost of the first plant in New York.

        We may elect to install 1 MW installations in some ISOs to provide early insight to operating within selected markets. The economics of these 1 MW systems may not be representative of expected revenues and costs for a 20 MW plant, and therefore the non-fungible costs may be expensed rather than capitalized as a fixed asset on our balance sheet. The components of a frequency regulation installation are divided into three categories:

  •
  Non-fungible location-based costs which would not be economically viable for redeployment

  •
  Fungible location-based costs which would be economically viable for redeployment

  •
  Fungible flywheel and power electronics costs which would be economically viable for redeployment.

        Effective February 18, 2009, we entered into a contract with American Electric Power (AEP), one of the largest generators of electricity in the U.S., and one of its operating subsidiaries, Columbus Southern Power Company to locate a 1 MW Smart Energy Matrix™ at an AEP site in Groveport, Ohio. If constructed, the 1 MW Smart Energy Matrix™ would be located within the PJM Interconnection (PJM) region and would provide flywheel-based frequency regulation services. The contract expires on December 31, 2010, but may be terminated by us without penalty with 14 days' written notice to AEP. With the award of the $24 million DOE grant for a 20 MW plant to be located within the PJM Interconnection, we are currently evaluating whether this 1 MW demonstration facility with AEP would provide sufficient additional value to merit construction.

        The first 20 MW plant will cost approximately $69 million, of which approximately $50 million is direct equipment and facility costs. The remainder of the cost estimate includes substantial contingency, legal, consulting and administrative costs. Some of these costs are either unique to the DOE loan guarantee process or are greater than we expect will be incurred in the construction of subsequent similar facilities. The second merchant plant is estimated to cost approximately $48 million, of which the DOE grant will provide approximately $24 million. In volume production, we are on schedule to meet our cost reduction targets.

        In 2010 and 2011, we will continue to have capital needs that will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants to fund operations as we continue to build and deploy flywheel plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis. Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

  •
  Closing the DOE loan and the receipt of funds from the NYSERDA grant and the DOE stimulus grant

  •
  Corporate or project financing and its availability

  •
  Equity transactions and the amounts thereof

  •
  Sale of turnkey plants and the amount of associated margin and terms and conditions of those sales

  •
  Receipt of environmental and site-related permits and approvals

  •
  Receipt of grid interconnection approvals.

Regulatory and Market Affairs

        Within each ISO there is a market tariff and set of market rules that determine who is allowed to bid into regulation markets, how much regulation providers are paid for their services, and what costs providers must pay to participate in markets. Each ISO has its own market rules that will govern the pace at which markets are opened and the degree to which our technology is allowed to participate. Historically, the market rules for regulation were written to conform to traditional generators' abilities to provide regulation, as the capabilities and limitations of traditional generators defined how regulation could be technically implemented. In the markets in which we intend to compete, most of the ISO market rules contained legacy terms, performance characteristics and other requirements that did not match our new technology. In February 2007 FERC issued a landmark ruling, Order No. 890, Preventing Undue Discrimination and Preference in Transmission Service. This FERC ruling, which seeks to promote greater competition in electricity markets and strengthen the reliability of the grid, has accelerated the pace of beneficial market rule changes for those ISOs subject to FERC oversight.

        In 2008 and 2009, we made progress with several of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in their regulation markets. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology into their grids. In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signals in order to ensure that our Smart Energy systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheel's fast-response capability, while recognizing that our resource has limited energy storage capacity. The proposed market rule changes, coupled with more efficient regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each open-bid ISO market is as follows:

  •
  New York ISO: We believe that NYISO presents the most favorable grid operating region for the first full-scale commercial deployment of our systems. After extensive collaboration with us and with market stakeholders, NYISO on March 11, 2009, submitted new tariff and market rules for Limited Energy Storage Resources (LESRs) to provide frequency regulation to the New York power grid. The LESR tariff and market rule changes were approved by FERC on May 15, 2009, with an effective implementation date of May 12, 2009. The NYISO regulation services market is now fully open to flywheel energy storage. The new rules recognize the unique operating characteristics of our technology and remedy key aspects of the previously existing regulation tariff for generators that would otherwise limit our technology. NYISO's regulation dispatch method for LESRs will take advantage of the LESRs' fast response rates and maximize their deployment. The energy level in our flywheels will be actively managed by NYISO to maintain regulation capability to the extent possible by charging/discharging as necessary. The new LESR tariff will also allow us to net our electricity costs at wholesale rates. We believe the new tariff and dispatch mechanisms will provide a highly effective and efficient method for integrating our flywheels into the NYISO regulation market.

  •
  ISO New England: On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation pilot program to comply with FERC Order No. 890. The purpose of the Alternative Technologies Regulation pilot program is to evaluate the performance of new technologies like ours that had been ineligible to participate in ISO-NE's regulation market, determine how these technologies can best be used to meet New England's regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules. On February 2, 2010, ISO-NE began working with stakeholders to develop a proposal for permanent market rules for alternative technologies. ISO-NE expects to continue to develop its rules proposal during the second quarter of 2010 and then take its proposal through the normal New England Power Pool (NEPOOL) stakeholder process during the third quarter. Once a proposal is approved by NEPOOL, it will be submitted to FERC for approval. Until new permanent market rules for energy storage are implemented we will continue to earn revenue through the pilot program. We began participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro in November 2008, added another 1 MW outside our Tyngsboro facility in July 2009 and added a third MW in December 2009. Until April 2009, the pilot resource was sent a regulation signal that was similar to one for a traditional generator and therefore did not recognize that our technology provides regulation in a different manner than a traditional generator. After discussions with ISO-NE, in May 2009, we convinced the ISO to implement a regulation dispatch signal for our pilot project that better recognizes our system's unique capabilities and is similar to the dispatch method developed by NYISO. This new dispatch signal has improved the economics of our energy storage resources. We are continuing to work with ISO-NE to implement a NYISO- style dispatch signal in the permanent rules at the conclusion of the pilot program. In addition, as also discussed above, we are working to have opportunity cost payments included in the permanent market rules so that the payments made for our resource are comparable to those made to other parties that provide a similar service. However, there are no guarantees that these changes will be implemented in the final rules.

  •
  California ISO: CAISO is in the process of opening its frequency regulation market to energy storage technologies and we are actively participating in this process. In February 2009, FERC ordered CAISO to make modifications to its tariff to ensure that non-generation resources are treated comparably to other resources in the CAISO regulation market. We are actively engaged in this FERC proceeding and in the stakeholder process at CAISO. Through this process, we continue to work with CAISO and its stakeholders to promote the lessons learned and best practices from other ISOs for integrating energy storage into the regulation market. CAISO has announced that it expects to file proposed tariff changes developed through this stakeholder process in the second quarter of 2010. In addition, the current definition contained in the Western Electricity Coordinating Council (WECC) Reliability Standards for Regulating Reserves only refers to generation resources. WECC has a proposal which eliminates this "generator" definitional issue and will allow storage to provide regulation. Their proposal is currently pending at FERC.

  •
  Midwest ISO: On February 25, 2008, FERC approved the creation of an Ancillary Services Market (ASM) in the Midwest ISO to begin operating on January 6, 2009. As part of its approval, FERC required MISO to make further changes to its ASM to remove barriers to new technologies to provide regulation service. On April 25, 2008, MISO fully complied with FERC's directives by filing a request for an entirely new regulation resource category specifically designed for stored energy resources ("SER"), including our flywheel technology. FERC approved this tariff on December 18, 2008. This was the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources. In May 2009, MISO, with the support of its market stakeholders, submitted to FERC additional tariff modifications to enhance the dispatch algorithm for SERs to better utilize their regulation capabilities and maximize their revenues in the MISO market. On December 31, 2009, FERC approved these tariff modifications. The new MISO market rules for SERs took effect on January 1, 2010.

  •
  PJM Interconnection: PJM amended its tariff language to comply with FERC Order No. 890 and stated that its current rules allow non-generation resources like ours to fully participate in its regulation market. PJM's market rules allow us to enter the market. In the summer of 2009 PJM adopted a regulation dispatch signal for energy storage resources that takes partial advantage of our system's fast-response capability, maximizes benefits to PJM's grid and pays us for the benefits of our resource. We are also working with PJM and market stakeholders to clarify or amend certain aspects of PJM's tariff in order to ensure we can net our energy consumption at wholesale rates and therefore minimize our costs to provide service in PJM.

  •
  ERCOT: Since ERCOT is not regulated by the Federal Energy Regulatory Commission, in the past, we have focused our efforts on the other ISOs. As the amount of wind generation in Texas increases and therefore the demand for fast frequency regulation resources rises, and as we demonstrate the effectiveness of our system in other ISOs, we believe our technology will become increasingly attractive in the ERCOT market. Consequently, we have begun to focus our attention on this market and are currently evaluating whether market rule changes will be needed to allow us to enter this market on an economic basis.

Defense applications

        We believe that our high-energy flywheel technology is increasingly attractive as an energy storage device for naval vessels and other military hardware and/or systems, including land-based applications. We are pursuing defense and military-related projects that, in addition to generating revenue to help cover operating costs, may also effectively provide non-dilutive R&D funding for key technology innovations and advancements that may be transferred to commercial markets.

        In February 2009, we announced that we entered into a contract with the U.S. Naval Sea Systems Command (NAVSEA) to evaluate the use of flywheel energy storage for multiple shipboard applications that may lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing Navy ships. NAVSEA's objective is to advance and improve its shipboard Integrated Power Systems (IPS) at both the major component and system level. The final flywheel design may be based on many aspects of our Smart Energy 25 flywheel. Integrated Power Systems are an essential part of the Navy's all-electric ship program. Based on the anticipated power requirements to support advanced launch systems, weapons and sensor systems, and other shipboard functions, electrical energy storage is now recognized as a fundamental element of an all-electric IPS.

        Under terms of this multiyear contract, we will perform an analysis of future shipboard energy storage needs; identify several flywheel applications that could offer the greatest benefit to future naval combatants; assist the Navy's power plant upgrade development team by characterizing the flywheel applications under consideration and assisting in system-level studies; and validate the results of those studies. Based on the results, we will develop a conceptual flywheel design and simulation model for one or more applications. The value of the initial research and development work is estimated at $900,000. Of this, $500,000 has already been appropriated. Subsequent phases involve work estimated at an additional $2.1 million.

Other Flywheel-based Market Opportunities

        Other applications for which we believe our technologies may be well suited include:

  •
  Ramp mitigation for wind power

  •
  Wind/diesel/flywheel hybrid power systems

  •
  Reactive power support (VAR support)

  •
  Angular stability control

  •
  Voltage support for rail systems

  •
  Peak power support (load balancing)

  •
  Stabilization of distributed generation systems

  •
  Uninterruptible power supply (UPS).

        Although our focus in the near term will be to deploy company-owned flywheel installations for the frequency regulation market and sell turnkey systems, we are evaluating these additional applications to determine whether they represent commercially attractive market opportunities.

Competition

        Our existing competition consists primarily of fossil fuel generators and hydro generators, including run-of-river and pumped hydro resources. Emerging competition includes batteries, in particular batteries based on lithium ion technology. Each of these competitors is discussed in more detail below.

Fossil-Fueled Regulating Generators

        We believe our Smart Energy Matrix™ flywheel regulation technology offers significantly superior performance and cost benefits compared to conventional fossil-fueled regulating generators. Flywheel-based regulation is predicted to be much more effective than most fossil-fueled generators in providing regulation because of its faster response. A study completed by Pacific Northwest National Laboratories (PNNL), part of the U.S. DOE, predicts that 1 MW of fast-response regulation can be expected to deliver about twice the system regulation value of the average conventional regulation resource in California. Grid operators typically allow their regulation resources 5 minutes to fully respond to their call for regulation. For example, a conventional fossil-based resource with a 4 MW per minute ramp rate would, by the end of the allowed 5 minute period, achieve its maximum regulation output capacity of +/- 20 MW. In contrast, our flywheel energy storage is capable of ramping to its full rated output in less than 4 seconds. Compared to the fossil-based resource with a 4 MW per minute ramp rate, our 20 MW plant is capable of injecting (or withdrawing) twice the energy over the same 5-minute time period. The PNNL study also found that fast-response regulation may be as much as 17 times more effective than some types of conventional ramp-limited regulation resources in California. The study also found that if California's regulation fleet included about one-third fast-response resources, the state's system-wide regulation capacity requirement could be reduced by as much as 40%. Similar savings should be possible in most other ISOs, including PJM, once fast-response regulation resources are introduced into their mix of fleet resources. We believe that this projection is supported by the experience of ISO New England, the only ISO whose regulation tariff currently provides a price incentive for fast regulation resources and favors the selection of fast resources in the bidding and selection process.

        Not all fossil-fueled generators can provide frequency regulation services. Some, such as nuclear power plants operating in North America, are unable to vary their output or are prohibited by regulators from doing so in the manner needed to participate in the frequency regulation market. Others may be capable of providing such services, but choose not to do so. This is due to higher operating and maintenance costs that their type of generating equipment incurs when performing regulation, since the constant up- and down-throttling required to provide fossil fuel-based frequency regulation reduces the economic life of conventional generating equipment.

        A large percentage of regulation in the U.S. is performed by coal-fired units. Any type of carbon tax that may be put into place in the future can be expected to increase the cost of regulation from such carbon- intensive coal-fired units. Even accounting for the carbon footprint of make-up energy that we must buy due to conversion inefficiency, storage-based regulation produces far less direct CO2 than fossil fuel regulating generators. Our plants do not burn fossil fuel, and therefore will produce zero direct emissions of CO2 or other combustion gases, including SO2 and NOX, and airborne mercury. For example, over the 20-year life of our 20 MW plant, KEMA, Inc., forecasts that a flywheel regulation plant located in PJM Interconnection, for example, would save 52% of the CO2 that a base-load coal plant providing equal regulation capacity would produce. This equates to 159,599 tons of CO2 savings over 20 years. Compared to a base-load natural gas generator performing regulation, CO2 savings would be 23% and 45,672 tons over 20 years, respectively. Compared to pumped hydro, the best conventional frequency regulation resource, one of our plants would still save 26%, or 53,252 tons of CO2, over 20 years. The reason for the improvement versus pumped hydro is the higher energy conversion efficiency of flywheel energy storage. KEMA also notes that continued reliance on thermal generating units to meet increased regulation requirements could increase emissions of CO2, NOX and other pollutants, thereby dampening one of the main benefits of wind generation.

        Another benefit of energy storage-based regulation versus fossil-fueled regulation is that ours is a single-purpose solution that deploys just the amount of regulation needed. Flywheel energy storage provides regulation service "à la carte". Generators must sometimes be brought on-line at night just to provide regulation service, which can actually exacerbate the problem of frequency control if the base- load energy they must also provide is not needed and cannot easily be exported from the balancing area. In fact, grid operators have recently faced so-called "negative clearing prices" (requiring operators to pay for others to accept their energy) during periods of relatively high wind generation and low electricity demand. Flywheels can effectively address this issue by providing just regulation services without increasing base- load energy.

        Another challenge for conventional regulation technologies is the long lead time required for siting and constructing fossil-based regulating generators. Because it requires no fuel supply and has zero direct emissions of any type, an energy storage-based regulation resource can be sited, permitted and built in about 18 months, versus two to five years for a fossil-based regulating generator. The ability to site, permit and build a regulation plant quickly can be a decided advantage, especially in smaller balancing areas and where the rate of new wind generation deployment is high.

Hydro Regulating Generators

        Although some hydro-powered generators are excellent regulating generators, not all existing hydro facilities were designed to provide regulation services, and existing hydro resources are geographically limited. Due to long lead times required to site and build hydro facilities, as well as the trend toward tougher environmental review of proposed new hydro plants, we do not expect to see significantly greater competition from hydro facilities in the near future. Recently imposed operating restrictions designed to reduce fish kills and restore river system ecology may actually constrain some hydro units' supply of regulation.

Battery-based Regulation Resources

        In recent years, significant progress has been made in certain battery technologies with respect to their cycling capability and power degradation characteristics. Two lithium ion battery manufacturers in particular are pursuing the frequency regulation market, and either or both could become meaningful competitors. A123 Systems, a public company based in Massachusetts, is a developer of nanophosphate lithium ion batteries. In 2008, A123 built and deployed a 2 MW energy storage system that was purchased by the AES Corporation, a global utility. The 2 MW system has been installed in California for over a year but we believe has not been in operation due to regulatory and technical issues. Co-located near an AES-owned generator, the system is expected to become part of a two-stage CAISO pilot program for energy storage-based regulation resources that began in February 2010. Under the first stage of the pilot, the system will provide regulation but not be paid. The objective is to test the system. If the results are satisfactory, the pilot may proceed to a second stage where the resource would be paid for regulation under the existing rate schedule for generation-based regulation resources. Once permanent market rules for non-generation regulation resources are completed the A123 resource would be required to operate under those future rules. We expect that such permanent market rules for non-generation regulation resources in California could be in place by the end of 2010 or early 2011.

        In the fourth quarter of 2008, AES Corporation deployed a second lithium ion battery system supplied by Altair Nanotechnologies. The 1 MW lithium-titanate system is connected to a 34 kV circuit in PJM's service territory and is providing frequency regulation. Altair Nanotechnologies is a leading provider of advanced materials and products for power and energy systems. The company has a joint development agreement with AES Energy Storage LLC, a subsidiary of the AES Corporation, to develop grid-scale energy storage applications. Altair Nanotechnologies is a publicly traded Canadian company with significant financial and other resources.

        In November 2009, AES Energy Storage and A123 Systems announced the commercial operation of a 12 MW frequency regulation and spinning reserve project in the Atacama Desert in Chile. AES Energy Storage is a subsidiary of AES. The Li-ion system provides both frequency regulation and spinning reserve resources. This is AES Energy Storage's first project outside the United States.

        Our flywheel is a mechanical battery designed for a 20-year life, with virtually no maintenance required for the mechanical portion of the flywheel system over its lifetime. Of critical importance in performing frequency regulation with energy storage-based systems is their cyclic life (or charge/discharge) capability. Our experience to date in ISO-NE shows that 6,000 or more effective full charge/discharge cycles per year are required to perform frequency regulation in New England. Our flywheel systems are capable of over 150,000 full charge/discharge cycles at a constant full power charge/discharge rate over their operating lifetime, with zero degradation in energy storage capacity over time. In contrast, battery-based systems, including Li-ion batteries, are much more limited in their cyclic capability. In order to achieve 20 years of operation, battery-based systems are expected to require either significant oversizing or be replaced on a periodic basis.

        Cost and performance data for the A123 and Altair Nanotechnologies systems are not yet available, but we are monitoring both developments to the extent possible. In establishing supplier relationships with two lithium-ion battery manufacturers, AES Corporation has signaled its intent to bring battery-based regulation to market. AES Corporation is a Fortune 1000 company operating in 29 countries and has significant financial and other resources.

Discussion of Operations

        We have experienced net losses since our inception and, as of December 31, 2009, had an accumulated deficit of approximately $206 million. We are focused on commercializing our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems, and we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern. In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

        On July 2, 2009, we announced a conditional commitment by DOE for a loan guarantee of approximately $43 million. The loan, which would be funded by the U.S. Treasury's Federal Financing Bank, is expected to provide debt financing for 62.5% of the estimated $69 million total project cost of our planned 20 megawatt (MW) plant in Stephentown, New York. We expect this loan to close during the second quarter of 2010, and expect to complete the facility within 12 to 18 months from the date of financial closing of the DOE loan. We have sufficient funds to satisfy our required equity contribution to the project of $26 million from a combination of in-kind equity and cash raised from the sale of common stock in December 2009.

        On August 31, 2009, we purchased an option to lease land in Glenville, New York, where we expect to build a 20 MW facility at some time in the future. During the lease option period, we have agreed to negotiate in good faith a ground lease to be entered into upon our unilateral exercise of the lease option. Key terms of the ground lease were substantially delineated in the executed option to the lease. In February 2010, we extended this lease option for a six-month period, and it may be extended for up to two additional consecutive six-month periods.

        In November 2009, the DOE announced that it awarded us a stimulus grant valued at $24 million, for use in construction of a 20 MW flywheel energy storage plant, to be located in Chicago, Illinois. The grant award of $24 million is for 50% of the project's estimated cost.

        Since our inception in 1997 we have funded our development primarily through the sale of common stock. In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. In 2005, we raised approximately $17.1 million via private placements of common stock. During 2007, 2008 and 2009, we raised approximately $42.6 million, $11.3 million and $32.5 million, respectively, through the sale of common stock and warrants. We believe that the capital raised in 2009 provides sufficient funding for us to close the Stephentown DOE loan and fund operations through the second quarter of 2010. In 2010 and beyond, we will need additional funding to expand our manufacturing capabilities and to build and install frequency regulation facilities in accordance with our business plan. To execute our business plan, we expect to raise approximately $25 million in 2010 from the sale of common stock and anticipated warrant exercises.

        Our profit and losses as well as uses of cash may fluctuate significantly from quarter to quarter due to fluctuations in revenues, costs of development, costs of materials to build flywheels and other components of our Smart Energy Matrix™ and the market price for regulation services. In addition, our cash may fluctuate by period due to the timing of capital expenditures for expanding manufacturing capabilities and/or construction of frequency regulation facilities and the related timing of project financing or equity raises. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for more information concerning our access to and uses for capital.

Our Technology

        Our Smart Energy 25 flywheel is a 4th-generation advanced energy storage solution designed to meet the requirements of demanding utility grid energy-balancing applications. It features a long-life, low-maintenance design, highly cyclic (charge-discharge) capability, zero fuel consumption and produces no CO2 or other emissions. An array of Smart Energy flywheel units can be configured to form a Smart Energy Matrix plant, which can store and return megawatts of energy to maintain grid reliability and stability.

        The Smart Energy 25 flywheel offers many technical and performance advantages, including:

  •
  Highly cyclic capability:  Smart Energy 25 flywheels are designed for more than 150,000 charge-discharge cycles over their 20-year life, making them ideally suited to the frequency regulation function.

  •
  Smart Grid attributes:  Smart Energy 25 flywheels and Smart Energy Matrix plants are interactive systems that can be monitored and operated remotely as part of an intelligent grid design.

  •
  20-year design life:  Smart Energy 25 flywheels are designed and built for 20 years of virtually maintenance-free operation.

  •
  Sustainable technology:  Smart Energy 25 flywheels are emissions-free, do not require fuel, and contain no hazardous chemical materials, simplifying permitting and avoiding potential ground contamination issues.

        The Smart Energy 25 flywheel system includes a rotating carbon-fiber composite rim, levitated on hybrid magnetic bearings operating in a near-frictionless vacuum-sealed environment. The rim is fabricated from a patented combination of high-strength, lightweight fiber composites, including graphite and fiberglass combined with resins, which allow the flywheel to rotate at high speeds (16,000 rpm) and store large amounts of energy as compared to flywheels made from metals. To reach its operational speed, the system draws electricity from the grid to power a permanent magnet motor. As the rim spins faster, it stores energy kinetically. The flywheel can spin for extended periods with great efficiency because friction and drag are reduced by the use of magnetic bearings in a vacuum-sealed environment. Because it incurs low friction, little power is required to maintain the flywheel's operating speed.

        When a grid operator signals the system to absorb power, the Smart Energy Matrix uses power from the grid to drive the motor/generator, which in turn increases the speed of the flywheel. When a signal is sent for electrical power to be provided, the momentum of the spinning flywheel drives a generator and the kinetic energy is converted into electrical energy for release to the grid.

        Our flywheel frequency regulation systems have been demonstrated to be a more responsive and environmentally friendly alternative to conventional fossil fuel-powered regulation methods. The Smart Energy Matrix 20 MW frequency regulation plant is a commercial facility to improve the performance and reliability of the grid, while facilitating the use of renewable energy sources and reducing air pollution. Comprising 200 high-speed, high-energy flywheels and associated electronics, a 20 MW plant provides 20 MW of "up and down" regulation—equal to a 40 MW swing.

        The Smart Energy Matrix is designed to recycle excess energy when generated power exceeds load and deliver it when load increases. Flywheel-based regulation is highly responsive, achieving full up or down power less than four seconds after receiving an ISO-transmitted or other control signal. Unlike conventional, fossil fuel-burning frequency regulation plants, our technology does not consume fossil fuel or produce particulates or other air emissions. This should make it possible to rapidly permit and site a 20 MW flywheel-based plant almost anywhere on the grid relatively close to a transmission line.

Research and Development

        Our research and development efforts are essential to our ability to successfully design and deliver our systems, as well as to modify and improve existing products to reflect the evolution of markets and customer needs while reducing our costs. Our engineers work closely with the ISOs to define system features and performance requirements to address specific ISO needs. Research and development expenses, including engineering expenses, were approximately $6,796,000 in 2009, $15,398,000 in 2008 and $8,387,000 in 2007. We expect research and development expenses in 2010 to be higher than in 2009 due primarily to additional headcount and related expenses, expanded use of engineering consultants and for materials to be used during our cost reduction efforts on plants.

ISO-NE Alternative Technologies Regulation Pilot Program

        To support our efforts to open ISO markets and help foster market rules that optimize pricing and costs, in November 2008, we began participating in an Alternative Technologies Regulation pilot program in ISO-NE. Under this program we are now operating a 3 MW flywheel regulation resource at our Tyngsboro facility. The pilot program was put in place to provide information that ISO-NE will use to create permanent market rules in compliance with FERC Order No. 890.

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

        We are supporting the project's prime contractor, Alternative Energy Systems Consulting, Inc., with the design, development and demonstration of an agent-based system that:

  •
  Controls flywheel storage technology to improve the dynamic control of wind generation resources

  •
  Coordinates energy production and delivery from wind generation in the Tehachapi region of California.

        The project will re-use portions of the previously used flywheel scale-power demonstration system owned by the CEC and tested for regulation on PG&E's grid in 2006 and 2007. One 100 kW Smart Energy 25 flywheel will replace the seven smaller flywheels previously used by the CEC project. Our share of the scope of work is valued at approximately $469,000, of which we will receive $250,000 from the CEC and we will provide matching funding of approximately $219,000, which has been recorded as a contract loss.

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

        The upgrade of the system has been completed and is currently being installed at the test site in Tehachapi, California. The testing schedule will be determined according to the priorities and execution of the prime contractor and other parties.

Wide-Area Energy Storage and Management System to Balance Intermittent Resources in the Bonneville Power Administration and California ISO Control Areas

        In 2008 we completed R&D work under Phase I of a planned multi-phase R&D project with the Pacific Northwest National Laboratory (PNNL), Bonneville Power Administration (BPA), the California ISO and the California Energy Commission. Under Phase I, we provided $30,000 of in-kind project support to the consortium of project partners. The goals of the project include developing principles, algorithms, market integration rules, and a functional design and specification for an energy storage and control system with the ability to help the BPA and the California ISO better cope with wind generation intermittency and unexpected fast ramps from the deployment of new wind resources in their balancing areas. The system resulting from this project, if ultimately deployed, would be expected to accomplish these goals by recycling excess energy, controlling dispatchable load and distributed generation and managing inter-area exchanges of excess energy between the BPA and California ISO Control Areas. A final goal for the project is to complete a cost-benefit analysis and develop a business model that can justify large-scale investment in the practical deployment of such a system.

        Because flywheel storage is capable of compensating for the inaccuracies caused by the response delay, dead zone, and deviation characteristics of the hydro power plant, simulation showed that the aggregated hydro power plant and flywheel storage plant could provide a faster and more accurate regulation service than that of the hydro plant alone. Simulation results demonstrated the feasibility and efficiency of the proposed Wide Area Energy Management and Energy Storage system, and it was concluded that a total system consisting of hydro resources and flywheels could be highly effective in mitigating the effects of intermittent wind resources in BPA's and CAISO's service territories.

        Phase II of this project was approved in 2009 under contract terms discussed with PNNL, the prime contractor. Under Phase II, we expect to provide approximately $106,000 of in-kind project support and to receive approximately $104,000 in payments against a total budget of $210,000 for our portion of the work. Phase II goals include providing numerical factors needed for the possible future design of the system architecture and completion of a technical design specification. Deployment of such a system could involve many megawatts of flywheel energy storage capacity. However, there is no assurance that Phase II of the project will be successfully completed or that subsequent phases of this project will also be approved and successfully completed in such a way as to lead to commercial deployment of our flywheel systems specifically to help balance intermittent wind resources.

        We have completed modeling and analysis of a combined hydro and flywheel-based balancing system. Our work has confirmed the potential benefits of co-optimizing these two energy storage resources to perform frequency regulation and energy balancing services. The next step will be to conduct a scaled simulation using an actual flywheel and theoretical hydro plant to further validate the modeling results.

Manufacturing

        We completed the move from our Wilmington, Massachusetts facility to a new corporate headquarters in Tyngsboro, Massachusetts in January 2008, significantly expanding our manufacturing capacity and providing sufficient space to continue our research and development activities. We signed a seven-year lease in July 2007 for our facility, located at 65 Middlesex Road, Tyngsboro, MA. The 103,000 square-foot Tyngsboro facility was fully renovated and built-out to our specifications and has a manufacturing capacity of more than 600 flywheels per year. The manufacturing capacity of the facility could be further expanded to over 1,000 flywheels per year if necessary.

        We expect to continue to expand staffing for the assembly and testing of our flywheel systems during 2010 and beyond. In addition to assembly work at our Tyngsboro facility, we rely on outside suppliers to provide components for our systems.

Business Development

        Business development activities include sales, marketing, plant site identification, development of loan and other potential funding opportunities, and legislative initiatives and regulatory reform activities designed to open additional markets to our merchant plants and attract customers for the sale of turnkey plants in both the United States and overseas. In 2008 and 2009, we pursued a broad and successful program of regulatory reform in a number of ISOs with the goal of opening the markets to our technology, and ensuring that we will be paid on a fair and equitable basis for frequency regulation services. (See "Regulatory and Market Affairs" for further details on regulatory reform activities.) In addition to our domestic activities, in 2010 we will seek opportunities in Europe and Asia to demonstrate our technology and sell plants. We will also continue to evaluate the market potential for our systems on islands, which generally require a higher percentage of regulation resources compared to larger mainland grids. Business development costs are expected to increase in 2010 as we add staff to support these activities.

Information Sharing and Performance Evaluation Agreement with National Grid

        In December 2008, we entered into an information sharing and performance evaluation agreement with National Grid plc, an international electricity and gas company and one of the largest investor-owned energy companies in the world. Under the two-year agreement we will share technical, performance and economic data on our flywheel energy storage systems. We will also assess the potential operational value of our flywheel energy storage to National Grid's electricity transmission networks in both the United States and the United Kingdom. Other objectives of the agreement include the evaluation by National Grid of our flywheel systems for wind-related ramp mitigation—another potential large-scale grid stability application that could be provided by our technology, as well as for our fast-response frequency regulation.

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

        Given the powerful trend towards deployment of wind generation, in 2008 we performed market research to better understand the role our technology can play in supporting large-scale integration of new wind generation. We joined the American Wind Energy Association (AWEA) and the Utility Wind Integration Group (UWIG) to increase our understanding of technical, market and financial issues, and we exhibited our technology at the May 2009 AWEA Conference in Chicago. We believe that our flywheel-based regulation system can help supply new fast-response regulation and ramping capacity that will be needed as more wind and solar generation assets are deployed. The California ISO, for example, estimates that to accommodate the 20% of its electricity that will be supplied by intermittent renewable resources, regulation requirements will increase by 170 MW to 250 MW for "up regulation" and 100 MW to 500 MW for "down regulation," depending on the season and hour of the day.

Backlog

        At December 31, 2009, we did not have any firm commercial sales commitments for our products and services. As of the end of 2009, we had four ongoing research and development contracts from which we expect to derive revenue in 2010 of approximately $181,000. The multi-year contract with the U.S. Naval Sea Systems Command that we were granted in February 2009 has a potential value of up to $3 million, of which $500,000 has currently been funded. We have completed work on the funded portion of this contract, and are currently in discussions with NAVSEA about obtaining additional funding. In addition, the PNNL contract expires on March 31, 2010. As of late February 2010, CAISO had not provided the control signal test data required to complete the project. PNNL has requested a contract extension from the BPA. If the extension is not granted, we may be unable to complete the scope of work included in the contract, and therefore both our revenue and our costs may be less than initially estimated.

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

        The intellectual property rights of our flywheel-based products are primarily embodied in patents that we hold or are pending, but in addition include flywheel technologies and patents that we are licensed to use. We hold one or more U.S. patents on our flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims, earthquake-tolerant bearings, bearing cooling device, and bearing damper. We also hold one or more foreign patents on our vacuum system, co-mingled rims, metal hub and earthquake-tolerant bearings. Our patents expire on various dates between 2020 and 2029. We also have 31 pending U.S. and foreign patent applications, and several other applications being prepared for filing. We hold a perpetual, exclusive, royalty-free, worldwide license from SatCon Technology Corporation to use its flywheel technologies and patents for stationary terrestrial flywheel applications. Our plans for exploring the development of systems for use in space or naval applications do not use the patents licensed from SatCon. See "Defense Applications" above. This license includes 15 issued U.S. patents and 12 foreign patents and applications that expire on various dates between 2012 and 2021, and covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of our initial public offering. We are not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. We expect to develop additional intellectual properties and trade secrets as we continue developing additional Smart Energy flywheel technology. We own all technology improvements that we have developed that are based on the technology licensed from SatCon.

Government Regulation

        We operate in a heavily regulated industry. This environment presents both opportunities and challenges. The principal opportunity is that we have been able to work within the regulatory framework to gain market rule changes that allow our technology to compete in open-bid markets on a fair and equitable basis. In the future, we believe we may succeed in fostering further changes which would result in higher payments for the regulation services provided by our technology due to its fast response characteristics. A cap-and-trade program or carbon tax regulations, if enacted, would have the effect of increasing the cost of operation of our fossil fuel-based competitors, and potentially provide an additional revenue source for us.

        The primary challenge imposed by government regulation is the lead time generally required to obtain the necessary state, local and federal permits, approvals and interconnection agreements needed to construct our merchant plants. Internationally, there are a number of countries where our technology could provide regulation services without government intervention or regulatory reform; however, some overseas markets will require regulatory changes in order for us to enter the markets and compete on a fair and equitable basis.

        See also "Regulatory and Market Affairs" for further discussion of how government regulation affects our business.

Employees

        At December 31, 2009, our headcount was 64 full-time employees, five part-time employees and a number of independent contractors. Our staff included 29 technical employees made up of engineers and technicians involved in research and development activities and 20 manufacturing and materials handling workers involved in production and research and development activities. We also had five employees in sales, marketing, business development, compliance and customer service. The remaining ten people were involved in administrative tasks. None of our employees is represented by a union and we consider our relations with employees to be satisfactory. In 2010, we expect our number of employees to increase significantly.

Other Information

        We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any documents that we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public free of charge at the SEC's website at www.sec.gov.

        Our web address is www.beaconpower.com. All of our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge on our website as soon as reasonably practical after being filed electronically with, or furnished to, the SEC. The content on our website does not constitute part of this annual report. We also make available our Corporate Governance policies and our Code of Conduct on our website. Additionally, paper copies of these documents may be obtained free of charge by writing our Investor Relations department at our principal executive office.

Item 1A.    Risk Factors

We have successfully deployed a small number of Smart Energy Matrix™ in our commercial design. However, we may not be successful in volume production or even if we are, we may fail to meet our commercial production targets.

        We have designed, built and are currently operating 3 megawatts in Tyngsboro under the ISO-NE pilot program, and have previously built and successfully deployed both 2 kWh and 6 kWh flywheel systems in limited volumes. The further development of our Smart Energy Matrix™ involves significant technological and cost challenges, including:

  •
  Making timely improvements to the cost-effectiveness of key components of the Smart Energy Matrix™, such as the flywheel hub, needed to reduce the cost of each 20 MW facility in volume production to meet profitability goals

  •
  The possibility that test malfunctions could damage our other equipment and test facility, and entail re-engineering costs and production delays

  •
  The possibility of development and production delays and/or cost increases that may occur if we are unable to establish and maintain multiple source suppliers for key components that meet our engineering requirements, cost objectives and development and production schedules

  •
  Making timely improvements to the system's design in order to achieve planned cost reductions while meeting system performance and manufacturing requirements as we increase our production volume, such as:

  •
  Cooling systems that result in component temperatures that will meet 20 year life

  •
  A balancing scheme that allows fast and efficient balancing of the rotor and shaft

  •
  A touchdown bearing system to stabilize the rotor during abnormal conditions such as an earthquake

  •
  Improving our ability to ramp up and maintain manufacturing rates.

        We are now in transition from low-rate initial production to commercial-scale production of our Smart Energy Matrix™ systems, and to be profitable, we will need to expand our manufacturing capabilities, expand our staff and management team and achieve cost-reduction and engineering goals. However, we have limited experience with such a transition. There can be no assurance that we will be successful in meeting these challenges.

Even if we are able to complete development of and manufacture commercial quantities of the Smart Energy Matrix™ flywheel system, we will have the challenge of integrating multiple Smart Energy 25 flywheels into a common facility, constituting a 20 MW Smart Energy Matrix™.

        This effort will pose significant technological and cost challenges, such as:

  •
  Designing the control system and interface of the separate flywheels so that they act as an integrated matrix of 200 flywheels

  •
  Meeting the technical requirements for interconnection to the utility grid

  •
  Developing a communication system adequate to meet the performance standards of grid managers.

        There can be no assurance that we will be successful in meeting these challenges and if we are not, it will adversely affect our profitability and our ability to continue as a going concern.

Sale of plants overseas will typically require that our technology be compatible with 50 Hz. electrical design requirements.

        Our technology is currently designed to meet 60 Hz. electrical design requirements for North America. Failure to make our technology fully compatible with 50 Hz. electrical design requirements in either a timely or correct manner could impede our ability to sell plants in regions of the world that require 50 Hz. compatibility, including but not limited to Europe, China, and a portion of Japan.

Our business plan includes the construction and operation of frequency regulation plants in a variety of locations, as well as the sale of turnkey systems. Should we fail to execute any of these tasks it may have a material adverse effect on our Company.

        This effort will pose significant technological and cost challenges such as:

  •
  Managing large-scale construction projects, in terms of both schedule and cost

  •
  Managing large-scale construction projects simultaneously in multiple locations

  •
  Achieving planned cost reductions for our 20 MW system as we increase our production volume

        To be profitable, we will need to obtain site interconnection approvals, landlord approval, or other zoning and construction approvals in a timely manner; obtain equity and project financing; organize, develop, finance, build and operate in a number of geographically dispersed locations; and participate within the market rules of the open-bid markets. However, we have limited experience with deploying and operating large, multiple geographically dispersed frequency regulation installations. If we are unable to execute these tasks, it will have a material adverse effect on our profitability and could adversely affect our ability to continue as a going concern.

We face a number of challenges related to the DOE loan guarantee on our first 20 MW plant. If we cannot effectively manage these challenges, it will have a material and adverse effect.

        In developing the Stephentown facility, we are entering into obligations that are new to us. These include the following:

  •
  We will be entering into an 18 year contractual obligation to provide operation management and maintenance to the subsidiary

  •
  We will be entering into a contract to provide administrative services

  •
  We will be providing a two year commercial warranty on certain components (flywheels, certain cabling, containers and electronic control modules) of the 20 MW plant

  •
  We will be required to place sufficient technology into escrow that would allow the DOE to take control of the plant and have a third party operate and maintain it should we be unable to meet our obligations

  •
  We will be required to meet the subsidiary's debt service obligations, computed in a fixed and formulaic manner, yet funded by revenues whose base is entirely variable (i.e., determined by auction every day)

  •
  We are being required to guarantee completion of the plant

  •
  We are being required to ensure that the subsidiary will meet operational and financial tests and other covenants

        There can be no assurance that we will be successful in meeting any or all of these challenges and failure to meet all of these challenges could have a material adverse effect on our financial position and ability to continue as a going concern.

        Some of the factors described above, such as putting our technology into escrow and other demands, guarantees and loan covenants required under the terms of the DOE loan may affect the terms of future project financing or make it more difficult to obtain such financing. There can be no assurance that we will be successful in obtaining future project financing or that that financing, if available, will be on terms that are economically viable and that required guarantees can be met. Failure to meet all of these challenges could have a material adverse effect.

The commercialization of our Smart Energy Matrix™ will require substantial funds. Our stockholders may be adversely affected if we issue debt securities or additional equity securities to obtain financing.

        We will require substantial funds to manufacture and deploy our systems, market our services and increase our revenues. We anticipate that such funds will be obtained from a combination of equity, debt, and/or the sale of turnkey systems. The extent of the funds needed is dependent, in part, on the volume of flywheels that we produce and deploy and/or sell as turnkey systems.

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

        A fundamental component of our business plan is the use of project financing to fund, at least in part, our Smart Energy Matrix™ installations. The fact that we are in the early stages of deploying our merchant plants makes it harder to obtain project financing. Additionally, adverse conditions in the overall credit market further complicate our ability to arrange financing, at least in the near term. We have little or no experience in obtaining financing for capital projects. The funding we require may not be available on favorable terms, if at all. Such funding may only be available on terms that cause substantial dilution to common stockholders, and/or have liquidation preferences and/or pre-emptive rights. If we raise funds by issuing debt securities or equity securities, existing stockholders may be adversely affected because new investors may have rights that are superior to current stockholders or through the dilutive effect of new equity securities on current stockholders.

        We have received a conditional commitment from DOE for a loan guarantee of approximately $43 million for our Stephentown facility. The closing of the DOE loan is subject to the execution of a loan guarantee agreement, under which a number of ancillary conditions will need to be met and ancillary agreements negotiated and signed. For example, one of the conditions is the payment of the credit subsidy cost, representing the "cost of a loan guarantee," as set forth in section 502(5)(C) of the Federal Credit Reform Act of 1990. This will be a material amount. We have taken steps to obtain funding from the government for the credit subsidy cost, and believe that funding has been authorized by the American Recovery and Reinvestment Act of 2009. We have received a letter from the DOE confirming that the project may qualify for such funding if physical construction commences no later than September 30, 2011, and if laborers and mechanics employed in performing the project are paid prevailing wages in accordance with the Davis-Bacon Act. However, if such government funds cannot be obtained, we will be required to pay the credit subsidy cost ourselves and to raise additional funding to cover that amount. There is no guarantee that we will be successful in closing the Stephentown loan or that the government will pay the credit subsidy cost, or if necessary, that we can raise additional funding on reasonable terms, or at all, to cover the amount of the credit subsidy. Additionally, there is no assurance that the timing of the loan closing will be suitable to enable us to achieve our near-term business plan. In the event that we are not successful in closing the Stephentown DOE loan on a timely basis, it could have a material adverse effect on our financial position.

Reductions in energy prices and demand for electricity may have a material adverse impact on both the demand for and pricing of frequency regulation services and therefore our revenue.

        Over the longer term, the market pricing for frequency regulation services tends to follow the pricing for energy. Hence, when the price of energy drops, frequency regulation prices may be adversely affected, which could materially affect our revenue.

        We expect the overall size of the global frequency regulation market to grow, in part due to the increased need for regulation resulting from the higher use of intermittent energy sources, such as wind and solar. A sustained drop in the price of energy may adversely affect the growth of these industries, and consequently, the overall size of and rate of growth for the frequency regulation market. A reduced demand for frequency regulation could result in lower pricing, which would have a material adverse effect on our business.

Although the market for frequency regulation services is large and expected to grow in the long term, we have not demonstrated an ability to sell into that market at a commercial level. Further, although several ISOs have changed their market rules to integrate flywheels on a comparable basis to other resources and the Federal Energy Regulatory Commission has mandated that all ISOs allow non-generation resources (such as ours) to provide regulation services, certain ISOs must still modify their individual market rules for us to be able to sell our frequency regulation services in their markets on an comparable basis.

        We intend to provide frequency regulation services using our Smart Energy Matrix™ in the open-bid markets of regional grid operators. In some markets, there are still significant market rule changes that need to be put in place. There is no assurance that favorable rule changes will be implemented or if implemented, that they will be done in a time frame that will allow us to achieve our business plan, or that the revised tariff structure for a particular ISO will result in a market for that ISO in which we can participate on a profitable basis.

        We are actively engaged both with FERC and several ISOs on the development of new market rules that would allow our participation. However, the timing of when market rules for each ISO/RTO will be amended to allow our participation is uncertain. There can be no assurance that the amendments to the various tariff structures will occur in a timeframe that will allow us to achieve our business plan or that the revised tariff structure for a particular ISO will result in a market for that ISO in which we can participate on a profitable basis. Furthermore, in markets where market rules have been modified, we have yet to demonstrate our ability to bid into and sell our services at a commercial level.

Our stock price has been volatile and purchasers of our common stock could incur substantial losses.

        The market price of our common stock has historically been volatile, and fluctuates significantly in response to multiple factors, some of which are beyond our control. The stock market, in general, experiences wide volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in significant movement in the price of our common stock, which may cause investors to be adversely affected and potentially incur substantial losses. The market price for our stock may be influenced by many factors, including:

  •
  Market conditions in the conventional or renewable energy industries

  •
  Securities analysts' reports or recommendations

  •
  Our ability or inability to execute our business plan

  •
  The dilutive effect or anticipated effect of additional equity financings

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

        Various regulatory organizations, such as FERC and the North American Electric Reliability Council (NERC), as well as the ISOs, oversee the markets and can implement rules and regulations that may alter the percentage of frequency regulation required. Each ISO decides what amount of regulation it needs to procure in order to meet NERCs requirements. This can vary based on each ISO's evaluation of its region. We cannot predict how these organizations may act in the future, and if any ISO decides to reduce its amount of regulation procurement, it could have a material adverse effect on our business.

We have a history of losses, anticipate future losses and will have limited revenues in the near term. Unless we raise substantial additional capital to operate our business, we may not be able to continue as a going concern. Our December 2009 cash balances, combined with funds from the 2010 Seaside investment, are sufficient to close the DOE loan for Stephentown and fund operations only through approximately the second quarter of 2010.

        We had approximately $22,605,000 in cash and cash equivalents on hand at December 31, 2009, and have raised approximately $1,527,000 during 2010 from the completion of the Seaside stock agreement. We have incurred significant losses from operations since our inception. As shown in our consolidated financial statements, we incurred losses from operations of approximately $18,944,000, $23,839,000 and $13,620,000, and operating cash decreases of approximately $20,596,000, $13,763,000 and $11,282,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Our business model is based on owning and operating a number of 20 MW frequency regulation merchant plants, and the sale of turnkey systems. Once we are in full-scale production, our goal is to significantly reduce the cost to complete these plants, and we believe we are on target to do so. However, to fund our initial, more costly plants, we will need to raise substantial capital in 2010 and 2011. In the event that we are unable to raise capital or the timing is delayed, it will have a material adverse effect on our ability to execute our business plan and could impact our ability to continue as a going concern.

        Miller Wachman LLP, our independent auditor, has included an explanatory paragraph expressing uncertainty in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2009, which identifies our recurring losses and negative cash flows and raises doubt about our ability to continue as a going concern.

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

We are dependent on third-party suppliers for materials and components used to manufacture our flywheels and build our Smart Energy Matrix™ plants. Increases in purchase prices or decreases in availability of materials and commodities may affect our ability to achieve profitability. In particular, our systems require carbon fiber, steel and aluminum, the cost of which may be impacted by the price and availability of energy and other factors.

        We purchase components and commodities from third-party suppliers. Delays in availability or receipt of these items or cost increases, could negatively impact our ability to manufacture our flywheels, deploy our Smart Energy Matrix™ plants or become profitable. Certain commodities, such as carbon fiber, aluminum and steel are basic elements of our flywheel systems. Some of these commodities have, in the past, been subject to shortages and price changes. Future shortages or price changes could impact our ability to manufacture our flywheel systems in a timely manner and at a reasonable cost. Additionally, certain components which we purchase are technically difficult to manufacture, and suppliers may have difficulty manufacturing products that meet our specifications and requirements. Although we have taken steps to establish at least two suppliers for our critical components, failure of a key supplier to produce acceptable components on a timely basis could have a significantly adverse effect on our ability to execute our business plan. Further, there are no guarantees that, should we receive additional funding that would allow us to accelerate our deployment schedule; our suppliers would be able to meet our accelerated production requirements, which would limit our ability to accelerate our deployment. Certain components we use in our manufacturing process have lengthy lead times from order date to delivery at our facility.

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

        Further, our competitors or others may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing on third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property, and/or we may be required to pay license fees, royalties and/or other amounts. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our systems, and lead to materially adverse effects on our Company, including ceasing some aspects of our business.

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

Government regulations may impair our ability to construct and operate our plants profitably.

        Government regulation of our services in the United States, whether at the federal, state or local level, including any change in regulations, tariffs or zoning, may increase the cost of our services or decrease our revenue, and may have a negative impact on our profitability. We cannot provide assurance that our services will not be subject to additional federal, state and local regulations governing traditional electric utilities and other regulated entities in the future. We expect that our Smart Energy Matrix™ plants will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, environmental, safety and related matters. For example, we may require permits from state utility commissions, and could be subject to fines or construction delays if those commissions determined that we were not in compliance with the permits. We do not know the full extent to which current or future regulations may affect our ability to build and operate our systems.

        In addition, if regulatory modifications change the structure of the markets, such modifications could adversely affect our business plan. If the market rules change in the future or current modifications being developed as a result of FERC Order No. 890 are not implemented, we may be required to change our business plan and there can be no assurance that we will be successful in doing so.

        Similarly, in international markets, we face the need in some countries to foster regulatory changes in order to enter and compete and fair, equitable and economic basis. Even if achieved, unforeseen adverse developments in the regulatory landscape of these countries could impair our ability to enter or operate profitably in these markets.

The exercise of options and warrants and other issuances of shares will likely have a dilutive effect on our stock price.

        As of December 31, 2009, there were outstanding options to purchase an aggregate of 12,000,028 shares of our common stock at prices ranging from $0.26 per share to $9.31 per share, of which options to purchase 10,226,829 shares were exercisable as of such date. As of December 31, 2009, there were outstanding warrants to purchase 81,089,664 shares of our common stock, all of which were exercisable as of December 31, 2009.

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

        Our future success and our ability to effectively implement our business plan depends to a large degree on the management provided by the executive officers and thus on our ability to retain members of our executive team, which are: Mr. Capp, CEO and President; Mr. Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; and Mr. Lazarewicz, Vice President and Chief Technical Officer. There can be no assurance that we will be successful in retaining our executive officers. On April 1, 2009, we entered into employment agreements with our executive officers that continue until March 31, 2010, unless renewed or terminated. Our Compensation Committee is currently working towards the completion of new executive agreements for these individuals to take effect April 1, 2010, although there is no certainty that such agreements will be completed by that date or at all. Under the terms of the expiring executive contracts, the executives will have the right to terminate employment at any time and receive the compensation and benefits defined in the employment agreements for non-renewal.

Our financial performance could be adversely affected if we are unable to retain or attract key personnel.

        Our future success also depends to a large degree on the technical skills of our engineering staff and our ability to attract key technical personnel and other staff. Competition for hiring skilled professionals can be intense. We may not be successful in attracting and retaining the talent necessary to design, develop and manufacture our systems and deploy and operate our frequency regulation installations.

We currently purchase a small percentage of components for our flywheels from companies outside of the United States. Further, although our initial target market is within the United States, we expect to expand our business to other countries in the future. Engaging in business outside of the United States exposes us to a variety of risks related to the specific countries in which we may operate.

        Engaging in business outside the United States may expose us to a variety of risks, which include:

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

If our Smart Energy Matrix™ systems were to malfunction and/or cause damage we could be subject to possible product liability claims for both damages and fines that exceed our liability insurance coverage. Additionally, our stock price could drop as a result of negative publicity from such claims.

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

        Our operations are affected by local, national and worldwide economic conditions. A reduction in economic activity and uncertainty in energy prices and the capital and commodities markets have resulted in a decline in energy consumption. If these conditions were to continue or worsen, it could adversely affect our revenue and future growth. Instability in the financial markets, exacerbated by insufficient financial sector liquidity or other economic factors, could also affect our stock price, the cost of capital and/or our ability to raise capital.

Competitors in the frequency regulation market include established utilities, independent service providers and alternative energy storage technology companies with greater resources than we have.

        The frequency regulation services market is being served by well-known utilities and independent service providers that use conventional generators. In addition, there are emerging energy storage technologies that have also begun providing this service. Most of these competitors have greater financial and technical resources than we do.

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

        On September 16, 2009, we received a letter from the Nasdaq Stock Market indicating that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Stock Market based on Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until March 15, 2010, to regain compliance. We will not be able to satisfy Rule 5550(a)(2), under which our common stock must have a closing bid price of $1.00 or more for a minimum of 10 consecutive business days before March 15, 2010. As of the date of this filing, we have not had a closing bid price over $1.00. The Nasdaq Stock Market Staff will notify us that we do not comply with this rule. However, we expect to be granted an additional grace period of 180 days to achieve compliance. To obtain this additional 180 day grace period, we must meet the initial listing criteria, with the exception of the bid price, for the Nasdaq Stock Market. We believe we satisfy this requirement. However, there can be no assurance that we will be able to meet The Nasdaq Stock Market's minimum bid price requirements within the extended grace period and therefore may lose our eligibility for quotation on The Nasdaq Stock Market. Should our stock lose its eligibility to be quoted on The Nasdaq Stock Market, we will seek to have our stock quoted on the OTCBB. While we know of no reason that our stock will not be accepted for quotation on OTCBB, we cannot guarantee that acceptance.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In January 2008, we relocated our principal executive offices, research and development, and manufacturing facilities from Wilmington, Massachusetts, to a new corporate headquarters located at 65 Middlesex Road, Tyngsboro, Massachusetts. This 103,000-square-foot facility, which has been renovated to meet our needs, is operated under a lease that expires in September 2014, with options to renew for two additional seven-year periods. The facility has a potential capacity for the production of more than 1,000 flywheels per year, although based on the manufacturing build-out thus far, that capacity is currently 600 flywheels per year. We have purchased land in Stephentown, New York, on which we have begun the initial stages of construction for our first 20 MW frequency regulation facility. On August 31, 2009, we purchased an option to lease land in Glenville, New York, where we expect to build a second 20 MW facility. During the lease option period, we have agreed to negotiate in good faith a ground lease to be entered into upon our unilateral exercise of the lease option. Key terms of the ground lease were substantially delineated in the executed option to the lease. In addition, we are evaluating several other possible locations for future Smart Energy Matrix™ plants.

Item 3.    Legal Proceedings

        None.

Item 4.    (Removed and Reserved)

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on The NASDAQ Capital Market under the symbol "BCON." The following table sets forth the high and low sales price of the common stock for the periods indicated.

	High	Low
Twelve months ended December 31, 2009
Fourth Quarter	$0.72	$0.45
Third Quarter	$0.87	$0.64
Second Quarter	$1.03	$0.43
First Quarter	$0.53	$0.33
Twelve months ended December 31, 2008
Fourth Quarter	$1.37	$0.51
Third Quarter	$1.95	$1.11
Second Quarter	$2.15	$0.98
First Quarter	$1.61	$0.84

        On March 10, 2010, the last reported sale price of our common stock on The NASDAQ Capital Market was $0.41 per share, and there were 282 holders of record of common stock. The number of record holders does not include holders of shares in "street name" through brokers.

        We have never declared or paid cash dividends on shares of our common stock. We expect to retain future earnings, if any, to finance the expansion of our business, and therefore do not expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        There was no stock repurchase activity in 2009.

Item 6.    Selected Consolidated Financial Data

        The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and for the period from May 8, 1997, the date of Beacon's inception, through December 31, 2009.

						Period from May 8, 1997 (date of inception) through December 31, 2009
	Twelve months ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$968	$68	$1,389	$969	$1,487	$5,756
Cost of goods sold (exclusive of items shown separately below)	991	53	1,248	845	1,575	6,170

Gross profit	(23)	15	141	124	(88)	(414)
Operating expenses:
Operations and maintenance	2,931	—	—	—	—	2,931
Research and development	6,796	15,398	8,387	4,748	1,408	90,612
Selling, general and administrative	7,116	7,074	5,876	6,508	6,334	65,165
Loss (gain) on contract commitments	239	86	(578)	1,385	1,535	3,042
Depreciation and amortization	1,839	1,295	145	96	83	7,596
Casualty loss (recovery)	—	—	(69)	69	—	—
Restructuring charges	—	—	—	—	—	2,159
Loss on impairment of assets	—	—	—	—	—	4,664

Total operating expenses	18,921	23,853	13,761	12,806	9,360	176,169

Loss from operations	(18,944)	(23,838)	(13,620)	(12,682)	(9,448)	(176,583)
Interest and other income (expense), net	(116)	270	702	519	136	7,634

Net loss	(19,060)	(23,568)	(12,918)	(12,163)	(9,312)	(168,949)
Preferred stock dividends	—	—	—	—	—	(36,826)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(113)

Loss to common shareholders	$(19,060)	$(23,568)	$(12,918)	$(12,163)	$(9,312)	$(205,888)

Loss per share, basic and diluted	$(0.16)	$(0.26)	$(0.18)	$(0.21)	$(0.20)

Shares used in computing net loss per share, basic and diluted	122,201	90,866	73,604	59,080	47,666

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,605	$14,357	$30,417	$5,251	$13,890
Working capital	18,364	6,405	28,820	3,310	13,223
Total assets	50,002	38,596	39,778	7,258	16,126
Long term debt	4,423	4,122	—	—	—
Total stockholders' equity	40,077	25,612	36,198	3,900	13,655

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

        On November 18, 2008, we began to provide 1MW of frequency regulation service through the ISO-NE pilot program. We added a second MW of capacity in July 2009, and third in December 2009. Our flywheel system has been on-line for 97% of the time, on average, since January 1, 2009, and is earning revenue from frequency regulation services.

        During 2010, we plan to hire approximately 50 new employees at our Tyngsboro, Massachusetts, headquarters, including hardware engineers, project managers, market data analysts, and sales directors (both U.S. and international), as well as positions in purchasing, finance, site development, manufacturing and production. This workforce expansion will enable us to ramp up production of our grid-scale flywheel energy storage systems, which will be installed in our 20 MW plant in Stephentown, New York, now under construction. A portion of this plant is expected to begin earning revenue by providing frequency regulation in the fourth quarter of 2010.

        The decision to expand our workforce comes following a series of positive events in 2009, including more than a full year of operation on the New England grid; a $43-million conditional loan guarantee commitment from the U.S. Department of Energy (DOE); and the award of a $24-million DOE smart grid stimulus grant. We also raised $20 million in equity investment in December 2009, a portion of which will provide the remaining capital required to close the DOE loan.

        From inception through December 31, 2009, we have incurred losses of approximately $206 million. We currently do not expect to become cash flow positive until we have deployed a sufficient number of merchant plants and/or sold turnkey systems.

Revenue

        Our revenue during 2009 came primarily from three sources:

  •
  Research and development contracts from government agencies, for which revenue has been recognized using the percentage-of-completion method

  •
  Frequency regulation service revenue from the ISO-NE pilot program

  •
  Sales of inverters and accessories.

        Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and the sale of turnkey flywheel systems. However, in the past, we have earned revenue from research and development contracts with government agencies. In 2007, we derived approximately 95% of our revenue from our research and development contracts; two of those contracts accounted for 84% of our total revenue. In 2008, since most of our development contracts were completed in 2007, our revenue was substantially less than in 2007, and less than 18% of our revenue was derived from our research and development contracts. In 2009, 69% of our revenue was from our research and development contracts and 30% from the ISO-NE pilot program. We also earned approximately $3,000 from the sale of APS "clean energy" credits in 2009, and we expect to continue to earn limited revenues from the sale of APS certificates or similar credits in the future. In addition, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

        The revenue earned from frequency regulation services from the pilot program in 2009 was lower than would be expected in the future for three reasons:

  1.
  The revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules because, under ISO-NE's pilot program market rules, we are not eligible for marginal unit opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We believe that when ISO-NE adopts its permanent market rules for storage resources, they will either adjust the rules to include the marginal unit's opportunity cost in the clearing price or include a payment component for regulation pricing approximately equal to opportunity cost. This change is consistent with all other ISO markets, and would send the correct market signals to operators with lower cost technologies, such as flywheels.

  2.
  The initial flywheels ran hotter than specification limits and during operation needed to be taken offline until they were back in normal operating range. This reduced our effective capacity and revenue. During 2009, we redesigned and replaced the motor-generators in our flywheels to resolve the temperature issue. The more recent flywheels operate 24/7 with no overheating and do not negatively impact our capacity.

  3.
  Until April 2009, the pilot resource was sent a regulation signal that was similar to one for a traditional generator and therefore did not recognize that our technology provides regulation in a different manner than a traditional generator. The traditional generator signal led to long periods of constant injections or withdrawals because it did not incorporate the amount of energy stored in the device in the dispatch algorithm. After discussions with ISO-NE, in May 2009, we convinced the ISO to implement a regulation dispatch signal for our pilot project that better recognizes our system's unique capabilities and is similar to the dispatch method developed by NYISO which incorporates our energy level in the dispatch signal. We are continuing to work with ISO-NE to implement a NYISO-style dispatch signal in the permanent rules at the conclusion of the pilot program. All ISO's either will allow us to dispatch our resource based on its stored energy level (NYISO, MISO, PJM), or are considering incorporating this feature in their permanent market design (CAISO).

        This new dispatch signal has improved the economics of our energy storage resources, but still does not give us the same capacity utilization that we expect under the NYISO dispatch system. The lower capacity for the current assets is a combination of the ISO-NE pilot signal and our current operational strategy in New England. ISO-NE is the only market with a 'pay-for-performance' aspect to their compensation formula. In order to maximize our total revenue (and offset for the lower price) from ISO-NE we have selected dispatch parameters that results in a low regulation capacity value but increases the amount of regulation service provided. This trade-off between capacity and "Mileage" payments is unique to ISO-NE. New York's compensation mechanism is completely based off of the regulation capacity value, and we will pursue an operational strategy to maximize that value at our Stephentown plant.

Cost of Goods Sold

        Cost of goods sold on fixed price research and development contracts is predominantly being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs. Cost of goods sold for frequency regulation services consists of the cost of energy. Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

        Although our gross margin for regulation services for the ISO-NE pilot program for the 12 months ended December 31, 2009, is negative, we earned a positive margin of approximately 29% for the second half of 2009. Our connection to the grid was made through National Grid distribution lines, rather than directly to the ISO through transmission lines, due to cost and time factors. Consequently, from November 2008 through April 2009, we paid the retail price for our gross withdrawals from the grid, instead of paying the wholesale price only for the net electricity used, plus retail transmission and distribution charges. In late April 2009, ISO-NE and our local distribution company implemented a change which reduced our commodity cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate. In addition, a new regulation dispatch signal implemented by ISO-NE in May 2009 has reduced the amount of net electricity we need to purchase. We are still paying retail transmission and distribution charges.

        The cost of electricity will be even further reduced for our 20 MW facilities, as we plan to be connected to transmission-level (rather than to distribution-level) power lines, and thus will not be subject to transmission and distribution fees. Those fees have represented approximately 68% of our cost of energy for the last half of 2009. Pro forma gross margin for the second half of 2009, calculated without transmission or distribution charges, would have been approximately 77%.

Selling, General and Administrative Expenses

        Our selling expenses consist primarily of compensation and benefits for sales and marketing personnel, related business development expenses and regulatory compliance efforts. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. In 2009, our selling, general and administrative expenses increased by approximately 1% over 2008. In 2008, our selling, general and administrative expenses increased by approximately 20% over 2007, primarily due to increased legal and professional fees associated with regulatory activity and continued work on the DOE loan program; higher compensation costs due in part to the hiring of a Director of Regulatory and Market Affairs and a Director of Human Resources, higher equity-based compensation costs and increased use of subcontractors and consultants. Overall, we expect our selling, general and administrative expenses for fiscal 2010 to be higher than in 2009 primarily due to increased staffing as we ramp up to construct and operate the Stephentown site, replace our Enterprise Resource Planning (ERP) system and identify and develop additional sites.

Research and Development/Operations and Maintenance

        In 2008 and prior years, amounts reported as "Research and development" (R&D) included not only the cost of our engineering staff, but also the cost of unabsorbed manufacturing overhead, since most of our activities related to development of the Smart Energy 25 flywheel and Smart Energy Matrix™. In 2008, we substantially completed development of the Smart Energy Matrix™ and began limited production of commercial units and building our first frequency regulation installations. As of January 1, 2009, we have split the cost of Operations and maintenance (O&M) from the cost of our R&D functions. Since our current production levels are still well below our facility's full capacity, O&M costs for the year ended December 31, 2009, include a significant amount of unabsorbed manufacturing overhead. In addition, costs associated with running the 3 MW resource for the ISO-NE pilot program, and certain non-fungible costs associated with certain Smart Energy Matrix™ installations, are also included in O&M. R&D represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.

        On a combined basis consistent with reporting in prior years, total O&M and R&D costs for 2009 were approximately $9,727,000, or 37% lower than during 2008. The decrease is primarily due to lower legal costs, and reduced material expenses, subcontractor costs and stock compensation expense. In 2008, we substantially completed development of the Smart Energy Matrix™ and began limited production of commercial units and building our first frequency regulation installations. R&D costs during 2008 were approximately 84% higher than during the same period in 2007, due to legal and professional fees, higher material costs, higher salary and benefit costs related to headcount increases to support engineering development and testing as well as manufacturing, higher facility costs and moving expenses and increased use of consultants and contractors. In 2008, we worked to develop at least two suppliers capable of producing each component of the Smart Energy Matrix™, and consequently, we incurred substantial tooling and material costs, some of which was paid on a "best efforts" basis to suppliers who were unable to meet our specifications. These costs were expensed. We also expensed approximately $1,385,000 for material, outside contractors, labor, overhead and interest related to the construction of the non-fungible portions of the system at our Tyngsboro location for the ISO-NE pilot program.

        We expect R&D expenses in 2010 to be higher than in 2009 due to efforts to reduce the cost of the Smart Energy Matrix™ and modify our systems to operate at 50 Hz for use outside the United States. Likewise, O&M expenses will increase in 2010 as we ramp up our production capacity and begin to operate and maintain the Stephentown facility. Although installation of the full 20 MW capacity in Stephentown is not expected to be completed until the end of the second quarter of 2011, we expect to begin to generate revenue from a portion of that site during the fourth quarter of 2010.

Loss on Contract Commitments

        In 2007, we completed all but one of our existing contracts at a lower cost than had been previously expected, and recorded a credit against previously recognized contract losses of approximately $578,000.

        In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission. We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected "cost share" portion of the Tehachapi contract. During the first quarter of 2009, we increased the loss reserve for the Tehachapi contract by $132,500, bringing the total contract loss to $219,500. This increase is based on the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate.

        During the fourth quarter of 2009, we began work on the Pacific Northwest National Laboratory (PNNL) contract. According to the terms of the contract, we expect to incur R&D costs of approximately $210,000, and to receive approximately $104,000 to offset those costs. Accordingly, we recorded a charge of approximately $106,000 for our "cost share" portion of this contract. The PNNL contract expires on March 31, 2010. As of late February 2010, CAISO had not provided the control signal test data required to complete the project. PNNL has requested a contract extension from the BPA. If the extension is not granted, we may be unable to complete the scope of work included in the contract, and therefore both our revenue and our costs may be less than initially estimated.

Depreciation and Amortization

        Our depreciation and amortization is primarily related to depreciation on capital expenditures, the amortization of lease and leasehold costs related to our facilities and the amortization of deferred loan costs. Depreciation and amortization expense will increase substantially in future periods as we build and deploy our frequency regulation installations.

Interest and Other Income/Expense, net

        In 2009, 2008 and 2007, non-operating income consisted primarily of interest income resulting from cash on hand. Interest income for 2009 was substantially lower than in 2008 due to lower cash balances available for investing and substantially lower interest rates. Approximately $300 and $10,000 were received in 2008 and 2007, respectively, in settlement of a class action suit relating to unfair practices engaged in by certain insurance brokerage firms. Losses of approximately $16,900 and $100 and a gain of approximately $3,000 related to the sales of fixed assets were recognized in 2009, 2008 and 2007, respectively. In addition, we had a gain of approximately $3,800 in 2009 from a freight claim, which was partially offset by a currency exchange loss of approximately $1,700. Interest expense in 2008 and 2009 related to the MassDev loan. Interest expense includes the amortization of warrants that were issued in conjunction with the loan of approximately $47,200. In addition, we capitalized approximately $181,700 in interest.

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

Revenue Recognition

        Although we have shipped products and recorded contract and frequency regulation service revenues, our operations have not yet reached a level that would qualify us to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under Financial Accounting Standards Board's (FASB's) Accounting Standards Codification (ASC) Topic 915, "Development Stage Entities."

  –  Frequency Regulation Service Revenue

    Revenue from service transactions is recognized when it has been earned and is realized or realizable. Revenue from services is earned either as the services are performed or when they are complete, and is considered realizable once the customer has committed to pay for the services and the customer's ability to pay is not in doubt. Frequency regulation service revenue is calculated on an hourly basis, as services are provided, based on formulas specific to the tariffs in effect at the applicable ISO at bid award rates that are published by the ISO. In general, we recognize as revenue the amounts reported by the ISO.

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

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products, the design of a frequency regulation facility or alternative uses for our flywheels. As such, the work has supported our core research and development efforts. We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue. Excluding the NAVSEA contract, most of our contracts have been granted on a cost-share basis, for which the expected cost-share is recorded as a contract loss. Additionally, each quarter we perform an evaluation of expected costs to complete our in-progress contracts and adjust the contract loss reserve accordingly.

Inverter Inventory Valuation

        We value our inventory at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory.

        We have a limited amount of inventory related to our inverter product line, for which reserves were recorded in prior years. These impairment charges were made due to the uncertainty of realizing any future value from the inventory due to the lack of substantial revenues to date from our inverter product line. Accordingly, for the years ended December 31, 2009 and 2008, the value of our inverter product line inventory was fully offset by these reserves.

Patent Costs

        We capitalize external legal costs incurred in the defense of our patents where we believe it is likely that the patent has a future economic value to us. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents. We own intellectual property in the form of patents on our flywheel vacuum system, our heat pipe cooling systems, direct current output paralleling, metal hub, low-loss motor, co-mingled rims and earthquake-tolerant bearings on our flywheel products, and anti-islanding software, drawings, source code, and production know-how on our inverter products, and expect to obtain other patents during 2010 and beyond. In December 2004, we recorded impairment charges to write down our capitalized patent costs to zero, due to the lack of substantial revenues to date and the uncertainty of realizing any future value from these patents. Accordingly, all costs incurred from 2004 through 2008 related to the development of intellectual property were expensed as incurred. However, as we have now begun to commercialize our technology, as of 2009, legal costs associated with obtaining patents which we expect to have future commercial value have been capitalized and will be amortized over the life of the patent. We review our intangible assets periodically for impairment, and record impairment reserves as appropriate. Costs for patents that have not yet been issued are capitalized, but we do not begin to amortize them until such time as the patent is issued. If we determine that a patent will not be issued, any previously capitalized costs are expensed.

Warranty Reserves

        The solar inverters we have sold carry warranties that require us to repair or replace defective products returned to us during the 5 year warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates and repair costs at the time of sale.

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

Property and Equipment

        Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. These costs include such items as labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with ASC Topic 410, "Asset Retirement and Environmental Obligations." No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements.) Interest costs incurred during the construction of major capital projects (such as the construction of our frequency regulation plants) are capitalized in accordance with ASC Topic 835, Subtopic 20, "Interest—Capitalization of Interest." The interest is capitalized until the underlying asset is ready for its intended use, and is considered an integral part of the total cost of acquiring a qualifying asset. Thus, the capitalized interest costs are included in the calculation of depreciation expense once the constructed assets are in service. Repair and maintenance costs are expensed as incurred. Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with ASC Topic 730, "Research and Development."

        Capital assets are classified as "Construction in Progress" (CIP) when initially acquired, and reclassified to the appropriate asset account when placed into service, with the exception of land, which is capitalized upon purchase. Depreciation expense is not recorded on assets not yet placed into service.

        Materials purchased to build flywheels, power electronics and other components used in our frequency regulation installations are classified as CIP, along with the related labor and overhead costs. Some components of the Smart Energy Matrix™, such as the flywheels and power electronics, are considered "fungible" in that they can be moved and redeployed at a different location. Other costs are sunk costs which would not be recovered if we redeployed the system or portions thereof. In some cases, we may elect to deploy a Smart Energy Matrix™ system at a location for the purpose of demonstrating our technology or gaining experience operating in that particular market. In these instances, the costs of the fungible components are capitalized, and the remaining costs, which may include such costs as site preparation, interconnection costs, capitalized interest and estimated exit costs, are expensed.

Impairment of Long-Lived Assets

        In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable. When appropriate, we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount, or the cost to repair the asset. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

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

        Based on our annual analysis, no asset impairment charges were considered necessary for 2009, 2008 or 2007.

Other assets and deferred financing costs

        We will defer our direct costs incurred to raise capital. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals. These costs will be charged to Additional Paid In Capital when the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred.

Advance billings on contracts

        We may receive performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances are classified as current liabilities.

Recently Issued Accounting Pronouncements

        Recently adopted accounting pronouncements and recently issued pronouncements are discussed in Note 2 of Item 8, "Consolidated Financial Statements and Supplementary Data" of our Annual Report on Form 10-K, and are incorporated by herein by reference.

Results of operations

Comparison of Years ended December 31, 2009 and 2008

	Year ended December 31,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$968	$68	$900	1324%
Cost of goods sold	991	53	(938)	-1770%

Gross margin	(23)	15	(38)	-253%
Operations and maintenance	2,931	—	(2,931)	NA
Research and development	6,796	15,398	8,602	56%
Selling, general and administrative	7,116	7,074	(42)	-1%
Loss on contract commitments	239	86	(153)	-178%
Depreciation and amortization	1,839	1,295	(544)	-42%
Interest and other income (expense), net	(116)	270	(386)	-143%

Net loss	$(19,060)	$(23,568)	$4,508	-19%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2009 and 2008.

		Year ended December 31,		Cumulative Contract Value Earned as of December 31, 2009
	Percent complete				Total Contract Value	Remaining Value (Backlog)
		2009	2008
	(dollars in thousands)
Frequency regulation:		$286	$10

Contracts:
NYSERDA PON 800	86.8%	—	3	$55	$63	$8
NAVSEA	100.0%	500	—	500	500	—
Tehachapi	64.4%	152	9	161	250	89
PNNL	19.6%	20	—	20	104	84

Total Contract Revenue		672	12	$736	$917	$181

Other (inverters, accessories and carbon credits):		10	46

Total		$968	$68

        In the year ended December 31, 2009, we earned approximately $286,000 from frequency regulation services through our participation in the ISO-NE pilot program that began in November 2008. Initially, we had 1 MW of capacity operating under this program, but we added a second MW in July and a third MW in December 2009. Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules. Under the pilot program rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. Even so, we are currently running the Tyngsboro system at positive gross margins, thanks to recent reductions in certain operating costs. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost, consistent with all other ISO markets. In addition, pricing for regulation in the New England market during much of 2009 was lower than in 2008, due in part to lower demand as a result of the overall economy and a reduction in fossil fuel prices over those charged in 2008.

        In 2009, contract revenue was substantially higher than in 2008, due to increased work on the Tehachapi contract and two new contracts: the NAVSEA contract and the PNNL contract. Phase I of the NAVSEA contract was for approximately $900,000, of which $500,000 was funded in 2009. Subsequent phases involve work estimated at an additional $2.1 million. We have completed the funded portion of this contract, and are currently in discussions with NAVSEA in regards to funding for the remainder of the contract. In addition, the PNNL contract expires on March 31, 2010. As of late February 2010, CAISO had not provided the control signal test data required to complete the project. PNNL has requested a contract extension from the BPA. If the extension is not granted, we may be unable to complete the scope of work included in the contract, and therefore both our revenue and our costs may be less than initially estimated.

Cost of goods sold

        Cost of goods sold for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31, 2009			Year ended December 31, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$286	$319	$(33)	$10	$41	$(31)
Contract	672	672	—	12	12	—
Inverters and other	10	—	10	46	—	46

Total	$968	$991	$(23)	$68	$53	$15

        Cost of goods sold increased from approximately $53,000 during 2008 to approximately $991,000 in 2009. During 2009, cost of goods sold includes approximately $319,000 for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE pilot program. Cost of energy exceeded revenue because of the manner in which we are connected to the grid for the pilot program, which resulted in our being paid for energy we provided at wholesale rates, while we were billed for the energy we used at retail rates through the end of April 2009. In April, ISO-NE and our service provider changed the metering to a "net meter" through ISO-NE, which resulting in a significant drop in our cost of energy for the remainder of 2009. Our average gross margin on frequency regulation services during the second half of 2009 was 29%. Cost of energy during this period was approximately $121,600, of which approximately $83,800, or 68%, represents retail transmission and distribution (T&D) charges billed by the local service provider. Because our Stephentown facility will be connected to the grid at the transmission level, we will not incur T&D charges, and so we expect our gross margin to be considerably higher than under our ISO-NE pilot program.

        In addition, cost of goods sold for the year ended December 31, 2009 includes approximately $672,000 for R&D contracts calculated using the percentage of completion method. Year over year, the increase in cost of sales associated with contracts was proportional to our increase in contract revenue.

Operations and Maintenance and Research and Development Expense

        As discussed above, as of January 1, 2009, we classify expenses related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations as O&M on our income statement. Prior to 2009, such expenses were included as R&D costs, as shown below:

	Year ended December 31,
	2009	2008	Net Change
	(in thousands)
Operations and maintenance	$2,931	$—	$2,931
Research and development	6,796	15,398	(8,602)

Total	$9,727	$15,398	$(5,671)

        For the year ended December 31, 2009, combined O&M and R&D expenses decreased by approximately $5,671,000, or 37%, over the comparable period in 2008. See the table below for explanations of the factors which were responsible for the most significant changes. We expect costs for both O&M and R&D to increase in 2010 as we ramp up our production capacity, and build and begin to operate our first 20 MW facility.

        The net change in O&M and R&D costs from 2008 to 2009 is shown below:

	Year ended December 31, 2009 as compared to year ended December 31, 2008:
	O&M functions	R&D functions	Total change
	(in thousands)
Expense materials	$(823)	$(1,333)	$(2,156)	In 2008, we incurred material costs to complete the initial development of our 25 kWh flywheel, and for tooling and non-recurring costs to develop suppliers capable of producing the components we need to build our flywheels. In 2009, the materials cost included in R&D are primarily the cost of redesigning and replacing motors as part of the motor-stator redesign needed to reduce the operating temperature of the flywheels and engineering efforts to reduce the cost of the flywheels. The cost of materials included in O&M includes rework, scrap, and maintenance costs for the flywheels in service.
Salaries and benefits	329	467	796

Primarily due to a full year of salary and benefits for employees hired in 2008 in engineering, manufacturing and materials management associated with the move from development to production activities. 2009 headcount increased slightly over the 2008 level, with two new hires in November 2009. In addition, employee health insurance premiums increased.

Subcontractors and consultants	442	(1,041)	(599)	Less use of consultants for R&D which was partially offset by an increase in O&M due to contractor costs associated with completing non-fungible costs of the 3 MW Smart Energy Matrix™ in Tyngsboro.

	Year ended December 31, 2009 as compared to year ended December 31, 2008:
	O&M functions	R&D functions	Total change
	(in thousands)
Legal	108	(2,395)	(2,287)

R&D legal expenses in 2008 included costs associated with the Arete lawsuit, which was settled in November 2008. O&M legal and tax advice represents primarily costs associated with the set up of our frequency regulation operations in New York.

Allocations and overhead	(50)	(699)	(749)	The level of production and contract activity increased, resulting in more overhead being capitalized and a larger credit to the income statement.
Stock Compensation	(110)	(172)	(282)

Generally, options and RSUs have been granted to management and employees during the first quarter of the fiscal year, based on prior year performance, and to new hires. In 2009, such equity grants were made to officers during the second quarter of 2009, and no grants were made to other employees, with the exception of 2 small new hire grants made late in 2009.

Occupancy	(164)	(108)	(272)	Occupancy costs in 2008 included the cost of moving to our new facility in Tyngsboro.
Outside documentation/testing	(12)	(37)	(49)	Less use of testing services.
Travel	(21)	(15)	(36)	Travel reduced.
Hiring expense	(1)	(44)	(45)	Reduced due to fewer new hires in 2009.
Other	(6)	14	8

Net increase (decrease)	$(308)	$(5,363)	$(5,671)

Selling, general and administrative expenses

        The primary changes to selling, general and administrative (S,G&A) expenses from 2008 to 2009 are as follows:

	Year ended December 31,	Comment
	(in thousands)
Year Ended December 31, 2008	$7,074
Stock Compensation	326
		In 2008, we reversed approximately $1 million of stock compensation expense related to a performance-based grant because management determined that they did not expect to be able to meet the requirements for that grant. Excluding the impact of this adjustment, stock compensation for 2009 was lower than in 2008. Generally, options and RSUs have been granted to management and employees during the first quarter of the fiscal year, based on prior year performance, and to new hires. In 2009, such equity grants were made to officers during the second quarter of 2009, and no grants have been made to other S,G&A employees.
Legal, audit and professional fees	(507)	Reduction in use of outside legal services.
Public company/investor relations	232	Increase is due to costs associated with the Seaside stock agreement and higher Board of Director fees.
Salaries and benefits	244
		Three S,G&A employees were hired during early 2008, primarily to support regulatory efforts. The increase represents a full year's salaries for these individuals, combined with increased health insurance costs. There were no new S,G&A hires in 2009.
Expense materials	(62)	Reduction is due to cost cutting efforts.
Subcontractors and consultants	(35)
		Less use of consultants, partially offset with a slight increase during the latter half of the year related to regulatory efforts, investigation of potential sites, and applications for grants under the Federal Stimulus Act.
Allocations and overhead	(120)	Represents S,G&A overhead allocated to the Navy and other contracts.
Office Supply	(17)	Reduction due to cost-cutting efforts
Dues and subscriptions	36	Slightly higher spending on dues and subscriptions.

	Year ended December 31,	Comment
	(in thousands)
Software maintenance	15	Increase due to software used to identify potential new sites
Hiring Expense	(24)	There have been no new S,G&A hires in 2009, and therefore hiring costs have decreased.
Travel	(12)	Travel reduced
Other	(34)	Cost cutting efforts given the economic climate during 2009.

Year Ended December 31, 2009	$7,116

        Selling, general and administrative expenses totaled approximately $7,116,000 and $7,074,000 for the years ended December 31, 2009 and 2008, respectively, which represents an increase of approximately $42,000, or 1%, year over year. Significant fluctuations in spending are explained in the table above. Overall, we expect an increase in selling, general and administrative expenses in 2010 primarily due to new employees we anticipate hiring to increase sales and marketing efforts, and administrative costs associated with large construction projects, DOE reporting requirements, and managing the new facility (including bidding into the NYISO frequency regulation market.)

Loss on contract commitments

        Our contracts have been primarily for the development of demonstration units of new products, design of a frequency regulation plant, design of a flywheel for use by the Navy in their electric ships, and other work that supports our core research and development efforts. Most of these contracts have been structured on a cost-share basis for which the expected cost share has been recorded as a contract loss. The NAVSEA contract, which we were awarded on January 8, 2009, is a cost-plus-fixed fee contract. However, the "cost" basis allowable is based on government-allowable overhead rates, which differ from overhead rates required by GAAP. In particular, most of our stock compensation expense is not an allowable cost for the purposes of calculating government-allowable rates. As a consequence, we may incur losses on our financial statements for contracts granted on a cost-plus-fixed fee basis.

        Each quarter, we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined. In 2007, we completed contracts at an actual cost that was less than had been previously estimated. Accordingly, we reduced our contract loss reserve by approximately $578,000. In 2008, we recorded a contract loss of approximately $86,000, which represents our expected "cost share" portion of the Tehachapi contract. During 2009, we recorded an additional contract loss of approximately $133,000 on the Tehachapi contract, which represents the difference between our overhead rate based on "full production," and the contract bid rate, as well as an additional contract loss of approximately $106,000, which represents our expected cost share on the Pacific Northwest National Laboratory contract.

Depreciation and Amortization

        Depreciation and amortization increased from approximately $1,295,000 for 2008 to approximately $1,839,000 for 2009, an increase of approximately $544,000, or 42%. The increase in depreciation and amortization resulted primarily from capital expenditures related to leasehold improvements at our new manufacturing and office facility in Tyngsboro, the purchase of machinery and equipment required to begin commercial production, and depreciation on the flywheels and other fungible components that are being used to provide frequency regulation through the ISO-NE pilot program. We expect depreciation expense to continue to increase during 2010 as we build and place our frequency regulation facilities into commercial operation.

Interest and Other Income (Expense), net

        Average cash balances during most of 2009 were lower than during the same periods in 2008, as were interest rates, resulting in a reduction in interest income for 2009 of approximately $328,000. Interest expense for 2009 was approximately $115,000, as compared to approximately $71,000 in 2008 and relates to interest for the MassDev loan and the amortization of the cost of the warrants as part of that loan agreement. We began to pay interest on the MassDev loan in October 2008. In October 2009, we drew down an additional $1,043,000 on the MassDev loan. In addition, we capitalized approximately $181,700 in interest costs in 2009. Also, in 2009, we wrote off some assets that were no longer in service, and consequently recorded a loss of approximately $14,800.

Net Loss

        As a result of the changes discussed above, the net loss for the year ended December 31, 2009 was approximately $19,060,000, a decrease in net loss of approximately $4,508,000, or 19%, as compared to the same period in 2008.

Comparison of Year ended December 31, 2008 and 2007

	Year ended December 31,
	2008	2007	$ Change	% Change
	(in thousands)
Revenue	$68	$1,389	$(1,321)	-95%
Cost of goods sold	53	1,248	1,195	96%

Gross margin	15	141	(126)	-89%
Selling, general and administrative	7,074	5,876	(1,198)	-20%
Research and development	15,398	8,387	(7,011)	-84%
Loss (gain) on contract commitments	86	(578)	(664)	-115%
Depreciation and amortization	1,295	145	(1,150)	-793%
Casualty loss (recovery)	—	(69)	(69)	-100%
Interest and other income (expense), net	270	702	(432)	-62%

Net loss	$(23,568)	$(12,918)	$(10,650)	-82%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2008 and 2007.

		Year ended December 31,		Cumulative Contract Value Earned as of 2008
	Percent complete				Total Contract Value	Remaining Value (Backlog)
		2008	2007
		(dollars in thousands)
CEC	100%	$—	$78	$1,233	$1,233	$—
NYSERDA PON 846	100%	—	81	646	646	—
NYSERDA PON 800	83%	3	(1)	54	63	9
Air Force Research Laboratory	100%	—	488	750	750	—
Sandia DOE Earmark	100%	—	677	752	752	—
Tehachapi	4%	9	—	9	250	241

Total Contract Revenue		$12	$1,323	$3,444	$3,694	$250
Frequency regulation revenue		10	—
M5 and accessories		46	66

Total		$68	$1,389	$3,444	$3,694

        In 2008, we focused on completing development of the Smart Energy Matrix™, manufacturing our initial commercial flywheels, and building our first frequency regulation facility in Tyngsboro aimed at entering the ISO-NE pilot program in November 2008. We earned approximately $10,000 in revenue from the pilot program during 2008, which was not representative of the amounts we expected to earn going forward, due to a number of factors. Most of our research and development contacts were completed in 2007. Consequently, contract revenue dropped from approximately $1,323,000 in 2007 to $12,000 in 2008. In addition, we recorded revenue of approximately $46,000 from the sale of Smart Power M5™ inverter systems and related products, compared to approximately $66,000 in 2007.

Cost of Goods Sold

        Cost of goods sold decreased from approximately $1,248,000 in 2007 to approximately $53,000 in 2008. Cost of goods sold represented approximately $12,000 for research and development contracts calculated on the percentage of completion method. Year over year, the reduction in cost of sales associated with contracts was proportional to our reduction in contract revenue. Cost of goods sold also included approximately $41,000 for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE pilot program. Cost of energy exceeded revenue from frequency regulation because of the manner in which we were connected to the grid for the pilot program, which resulted in our being paid for energy we provided to the grid at wholesale rates, but we were billed for the energy we used at retail rates.

Selling, general and administrative expenses

	Year ended December 31,	Comment
	(in thousands)
Year Ended December 31, 2007	$5,876
Increases (decreases):
Legal and professional	966	Increase due primarily to regulatory efforts and costs associated with the DOE loan and MassDev loan programs.
Salaries and benefits	792	Increase due to increased headcount, specifically in the regulatory and human resource areas, and increased cost of benefits such as health insurance.
Subcontractors and consultants	285	Increased use of consultants for regulatory efforts associated with market rule changes and site selection for frequency regulation facilities.
Allocation of overhead to contracts	158
		Only one contract has allowed us to charge General and Administrative overhead, and that contract was completed in 2007. Since overhead allocated to contracts appears as a credit to the Selling, General and Administrative expense (S,G&A), the loss of this credit results in an increase in S,G&A expense.
Stock compensation expense	(1,055)	Decrease due to reversal of stock compensation related to officer performance-based RSU grant for which management no longer believes it is probable that the performance requirements will be met.
Other	52	Other includes general business expenses that were generally higher due to increased activity.

Year Ended December 31, 2008	$7,074

        Selling, general and administrative expenses totaled approximately $7,074,000 and $5,876,000 for the years ended December 31, 2008, and 2007, respectively, which represented an increase of approximately $1,198,000, or 20%, year over year. Significant changes in spending are explained in the table shown above.

Research and development expenses:

	Twelve months ended December 31,	Comment
	(in thousands)
Year Ended December 31, 2007	$8,387
Increases (decreases):
Expense materials	2,352
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

	Twelve months ended December 31,	Comment
	(in thousands)
is probable.
Other	31	Includes higher costs of repair and maintenance, software and outside testing.
Moving-related costs	(287)	Primarily costs associated with moving our facility from Wilmington to Tyngsboro, Massachusetts, which were incurred in late 2007, and to a lesser extent, in early 2008.

Year Ended December 31, 2008	$15,398

        For the year ended December 31, 2008, research and development expenses increased by approximately $7 million or 84%, in comparison to the equivalent period in 2007. See the table above for explanations of the factors which were responsible for the most significant changes to research and development spending.

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts. Most of these contracts have been structured on a cost-share basis, for which the expected cost-share was recorded as a contract loss.

        We recorded contract commitment losses on our research and development contracts in 2005 and 2006, which we reduced in 2007 by approximately $578,000 as we completed all but one contract for amounts which were less than previously estimated. In April 2008 we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development (R&D) project sponsored by the California Energy Commission. We will receive a total of approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. In addition to the California Energy Commission, which is funding the project, other leading stakeholders include Southern California Edison and the California ISO. The flywheel system will be installed in Tehachapi, California, a high-potential wind resource area where, according to a report from the California ISO, up to 4,200 megawatts of wind power may be added in the coming years. Our flywheel energy storage systems may also have the potential to address shortages in transmission line capacity, which this wind power integration project is intended to prove. The primary goal of the project is to demonstrate that advanced control technology with energy storage can help expand the delivery of renewable wind energy by effectively increasing the capacity of constrained transmission facilities in the Tehachapi area. This project supports California's goal to upgrade and expand its electricity transmission and distribution infrastructure per the state's Energy Action Plan of 2003. We recorded a charge of approximately $87,000 during the second quarter of 2008 to reflect the expected "cost share" portion of the Tehachapi contract.

Depreciation and Amortization

        Depreciation and amortization expense increased from approximately $145,000 during the year ended December 31, 2007 to approximately $1,295,000 for the same period in 2008, an increase of approximately $1,150,000, or 793%. The increase was primarily due to capital expenditures relating to leasehold improvements at our new manufacturing and office facility in Tyngsboro, as well as the purchase of machinery and equipment required to begin commercial production. As of December 31,

2008, we had approximately $11.6 million in "Construction in progress", of which approximately $6.6 million were materials to build flywheels and approximately $4.5 million were costs related to the construction of Smart Energy Matrix™ systems.

Interest and Other Income/(Expense), net

        Average cash balances during 2008 were lower than during the same periods in 2007, as were interest rates. In addition, in 2008, we obtained a loan from Mass Development, for which we began paying interest in October 2008 These factors contribute to a reduction of net interest and other income of approximately $432,000, or 62%, over the equivalent period in 2007.

Net Loss

        As a result of the changes discussed above, the net loss for the year ended December 31, 2008, was approximately $23,568,000, as compared to a net loss during the same period in 2007 of approximately $12,918,000. This represented an increase in net loss of approximately $10,650,000, or 82%. The increase in the loss for the year was due primarily to the factors discussed above.

Liquidity and Capital Resources

	Year ended December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$22,605	$14,357
Working capital	18,364	6,405
Cash provided by (used in)
Operating activities	(20,596)	(13,763)
Investing activities	(3,197)	(17,146)
Financing activities	32,041	14,850

Net increase (decrease) in cash and cash equivalents	$8,248	$(16,059)

Current ratio	4.3	1.7

        Our cash requirements depend on many factors including, but not limited to, cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as sales, general and administrative expenses. Since we are still in the development stage and have not yet generated significant revenue from our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements. We expect to make significant expenditures this year and beyond to fund our operations, increase our manufacturing capacity, and build and deploy our frequency regulation plants.

        In 2008, due to uncertainty and volatility in the equity markets, we deployed only one MW of regulation capacity through the ISO-NE pilot program. We deployed two additional megawatts in 2009. In 2010, we plan to re-deploy two of the three megawatts from the pilot program at the site of our planned 20 MW plant in Stephentown, New York. This plant will cost approximately $69 million. We broke ground in November 2009, and we expect to complete the production of most of the flywheels needed for that plant in 2010. Although we expect to begin to generate revenue from part of that facility late in 2010, we do not expect to complete construction until the end of the second quarter of 2011. We also expect to begin preparations for our second and third plants which will begin construction in 2011. However the number of megawatts we will be able to deploy in 2011 is dependent on obtaining sufficient funding. Our first 20 MW plant is being financed by $26 million of cash and in-kind assets that we will contribute to the project and a $43 million loan guaranteed by DOE. In 2010 and 2011, we will continue to have capital needs to fund operations and the ongoing deployment of frequency regulation facilities.

        These capital needs will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis. Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

  •
  Closing the DOE loan and the receipt of funds from the NYSERDA grant and the DOE stimulus grant

  •
  Corporate or project financing and its availability

  •
  Equity transactions and the amounts thereof

  •
  Sale of turnkey plants and the amount of associated margin and terms and conditions of those sales

  •
  Receipt of environmental and site-related permits and approvals

  •
  Receipt of grid interconnection approvals.

        In order to execute our business plan for 2010, in addition to the loan guaranteed by the DOE and the 2010 Seaside stock sales, we believe we will require funding of approximately $25 million.

        The timing of the first disbursement of the DOE loan is directly affected by the timing of the execution of an interconnection agreement with NYISO; hence the ramp up of cash burn will be affected by the same timing.

        In November 2009, we were notified by the Department of Energy that we have been awarded a stimulus grant of $24 million for use in construction of a 20 MW plant to be located in Chicago, Illinois. The grant for the Chicago facility results from one of our applications for the DOE Smart Grid demonstration project funding, known as Funding Opportunity Regulation Ancillary Services projects. The grant award is for 50% of the project's estimated cost.

Operating activities

        Net cash used in operating activities was approximately $20,596,000, $13,763,000 and $11,282,000 for the twelve months ended December 31, 2009, 2008 and 2007, respectively. The primary component to the negative cash flow from operations is from net losses. Net loss for 2009 was approximately $19,060,000. The net operating loss was partially offset by non-cash charges of approximately $902,000 for stock compensation expense, $1,839,000 for depreciation and amortization, and non-cash interest of approximately $47,000 related to the issuance of warrants issued in conjunction with the MassDev loan, and disposition of fixed assets of approximately $17,000. Uses of operating cash resulted from changes in operating assets and liabilities of approximately $4,228,000 and from deferred rent of approximately $113,000.

        Net loss for 2008 was approximately $23,568,000. The net operating loss was partially offset by non-cash charges of approximately $859,000 for stock compensation expense, $1,295,000 for depreciation, approximately $518,000 related to the issuance of stock to settle a lawsuit, deferred rent of approximately $85,000 and approximately $10,000 interest expense related to the issuance of warrants in conjunction with the MassDev loan. Changes in operating assets and liabilities generated approximately $5,608,000. In addition, we received $1,430,000 from our landlord as a credit for certain building improvements.

        Net loss for 2007 was approximately $12,918,000. Cash used by operations was partially reduced by an insurance recovery of approximately $336,000 relating to a malfunction that occurred in December 2006 during testing of a prototype flywheel, which reduced our net loss for the year. The net operating loss was partially offset by non-cash charges of approximately $1,838,000 and $144,000 for stock compensation expense and depreciation, respectively. Changes in operating assets and liabilities generated approximately $521,000 in cash which were more than offset by deferred rent of approximately $517,000, expenses paid against a previously-recorded restructuring reserve of approximately $347,000 and a gain on sale of fixed assets of approximately $3,000.

Investing Activities

        Net cash used in investing activities was approximately $3,197,000, $17,146,000 and $6,930,000 for 2009, 2008 and 2007, respectively. The primary use of cash for 2009 was the purchase and construction of property and equipment of approximately $3,189,000. Capital equipment purchased in 2009 includes equipment needed to increase manufacturing capacity and materials used to construct flywheels. In addition, we increased restricted cash by approximately $8,000, as required by the ISO-NE financial assurance policy.

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

Financing Activities

        Net cash generated by financing activities was approximately $32,041,000, $14,850,000 and $43,378,000 for 2009, 2008 and 2007, respectively. During 2009, we raised approximately $32,408,000 from the sale of our stock and warrants, net of expenses, approximately $1,043,000 from the final drawdown on our loan from MassDev for the purchase of manufacturing equipment, approximately $124,000 from the issuance of stock to our employees under the employee stock purchase plan and approximately $93,000 from the exercise of warrants from the December 2009 financing, all of which were partially offset by approximately $1,467,000 paid for financing costs (primarily for the DOE loan) and approximately $160,000 in repayment of the MassDev loan.

        During 2008, we raised approximately $11,264,000 from the sale of our stock and warrants, net of expenses, approximately $3,572,000 from a loan from MassDev, approximately $15,000 from the exercise of employee stock options and approximately $98,000 from the issuance of stock to our employees under the employee stock purchase plan, offset by approximately $99,000 paid for financing costs and advance payments to suppliers.

        During 2007, we raised approximately $42,550,000 from the sale of our stock, approximately $717,000 for stock and warrants issued to the landlord, approximately $85,000 for the exercise of employee stock options and approximately $26,000 for the issuance of stock to our employees under the employee stock purchase plan.

        The following table summarizes our commitments and debt at December 31, 2009:

	Description of Commitment
	Operating leases	Purchasee Obligations	MassDev Loan	Total
Period ending:
December 31, 2010	$727,437	$6,267,064	$659,546	$7,654,047
December 31, 2011	753,188	—	704,349	1,457,537
December 31, 2012	778,937		751,617	1,530,554
December 31, 2013	804,689		803,253	1,607,942
December 31, 2014	618,000		857,818	1,475,818
December 31, 2015	—		678,785	678,785

Total Commitments	$3,682,251	$6,267,064	$4,455,368	$14,404,683

        As of December 31, 2009, we had purchase commitments with our suppliers of approximately $6.3 million of which approximately $2.3 million are firm, non-cancelable commitments. Total purchase commitments include approximately $4.5 million for materials required to build the flywheels and electronic control modules for Stephentown, of which $3.9 million are cancelable as of December 31, 2009. The remaining commitments are for other equipment needed for Stephentown, costs associated with closing the DOE loan, equipment and other operating expenses. We have an additional $2.8 million conditional material purchase commitment to a second source supplier who is working to meet our qualification requirements.

        In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008. This facility significantly expanded our manufacturing capacity and provides sufficient space to continue our research and development activities. Our facility is located at 65 Middlesex Road Tyngsboro, Massachusetts. The 103,000 square foot facility has been renovated and built-out to our specifications. We believe our facility has a capacity of approximately 600 flywheels per year, and with further capital spending for equipment our capacity will increase to approximately 1,000 flywheels per year.

        As part of the Tyngsboro lease agreement, we issued to the landlord 150,000 shares of our common stock pursuant to our registration statement on Form S-3 filed on August 17, 2007, which became effective on August 28, 2007, and a warrant exercisable for 500,000 shares of our common stock pursuant to an exemption from registration under the Securities Act of 1933, as amended, in return for lower cash payments payable by us under the lease. We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at December 31, 2009 and 2008 of $200,000 which is reduced periodically during the lease terms. The letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. Rent expense was $588,879 and $585,451 for the years ended December 31, 2009 and 2008, respectively. In addition, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility. Additional capital expenditures will be required in the future to optimize the plant for maximum production. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

Financing

        On December 9, 2009, we sold 38,100,000 units of the Company at a purchase price of $0.544 per unit for a total of approximately $19.0 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share; a warrant to purchase 0.5 of a share of common stock at an exercise price of $0.70 per share through December 9, 2014; and an additional investor rights warrant to purchase 0.5 of a share of common stock through August 31, 2010 at a floating exercise price. The floating exercise price is equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share. All the warrants were exercisable upon issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009.

        On February19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP (Seaside), valued at up to $18 million. This agreement was amended on June 19, 2009. The original agreement required Seaside to buy $1 million of common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day,) at a purchase price reflecting 20% discount to the volume weighted average trading price over the five-day trading period immediately before the purchase. The amended agreement maintains the $18 million aggregate maximum purchase price, but accelerates the purchase to 1.5 million shares twice per month at a 14% discount to the 10-day volume weighted average trading price. The agreement was structured in three tranches, or segments, of six closings each. The first tranche ended with the July 6, 2009 stock purchase. The second tranche ended with the October 5, 2009 closing date, and we exercised our option to extend the agreement for a third tranche, meaning that there will be 18 closings over the term of the agreement (subject to the overall dollar limit). In December 2009, we issued additional shares of stock through a public offering. As part of the underwriting conditions for that offering, we exercised our option to delay the Seaside purchases originally scheduled for December and January for a period of 60 days. The following stock sales to Seaside have been completed as of December 31, 2009:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share
February 20, 2009	$1,000,000	2,656,184	$0.37648
March 20, 2009	1,000,000	2,896,200	$0.34528
April 20, 2009	1,000,000	1,912,777	$0.52280
May 20, 2009	1,000,000	1,647,772	$0.60688
June 22, 2009	1,193,895	1,500,000	$0.79593
July 6, 2009	1,118,430	1,500,000	$0.74562
July 20, 2009	932,670	1,500,000	$0.62178
August 5, 2009	939,255	1,500,000	$0.62617
August 20, 2009	895,260	1,500,000	$0.59684
September 8, 2009	989,295	1,500,000	$0.65953
September 21, 2009	940,155	1,500,000	$0.62677
October 5, 2009	925,575	1,500,000	$0.61705
October 20, 2009	941,955	1,500,000	$0.62797
November 5, 2009	864,300	1,500,000	$0.57620
November 20, 2009	829,605	1,500,000	$0.55307

Total Investment	$14,570,395	25,612,933

        See financial statements for sales of stock to Seaside subsequent to December 31, 2009.

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

        On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency ("MassDev") pursuant to which MassDev agreed to lend us up to $5 million. This loan derives from a funding collaboration between the Emerging Technology Fund of MassDev and the Massachusetts Technology Collaborative's Business Expansion Initiative. The MassDev loan is evidenced by a promissory note under which we were able to make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain tenant improvements at our Tyngsboro, Massachusetts facility. We had one year following the date of the initial advance to draw on the loan. The initial advance on the loan was made on October 1, 2008 for approximately $3.5 million. The second, and final, advance on the loan was made in October 2009 for approximately $1 million. The remainder of the loan commitment is no longer available. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%. As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation ("MTPC"), as part of MTPC's participation under the Massachusetts Technology Collaborative's Business Expansion Initiative. The fair value of the warrants is being amortized over the term of the loan.

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

        Inasmuch as we are not expecting to become cash flow positive until we deploy a sufficient number of merchant plants and/or sell turnkey systems, our ability to continue as a going concern will depend on our ability to raise additional capital. We may not be able to raise this capital at all, or if we are able to do so, it may be on terms that are adverse to shareholders.

Inflation

        Our operations have not been materially affected by inflation.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk. At December 31, 2009, we had approximately $109,000 of cash equivalents that were held in a non-interest bearing checking account and approximately $301,000 held in interest-bearing checking accounts. Also at December 31, 2009 we had approximately $22.2 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $1,000, which we do not believe is material. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills. Approximately $21.2 million of our cash on hand at December 31, 2009 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd's of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent. SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client. The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 8.    Consolidated Financial Statements and Supplementary Data

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets at December 31, 2009 and 2008	62
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and for the period from May 8, 1997 (date of inception) to December 31, 2009	63
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007 and for the period from May 8, 1997 (date of inception) to December 31, 2009	64
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and for the period from May 8, 1997 (date of inception) to December 31, 2009	74
Notes to Consolidated Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Beacon Power Corporation:

        We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and Subsidiaries (the "Company") (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009 and for the period from May 8, 1997 (date of inception) through December 31, 2009. We have also audited the Company's internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our integrated audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 and the period from May 8, 1997 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Beacon Power Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MILLER WACHMAN LLP

Boston, Massachusetts
March 15, 2010

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$22,605,147	$14,357,475
Accounts receivable, net	46,907	11,840
Unbilled costs on contracts in progress	577,356	16,804
Prepaid expenses and other current assets	636,887	880,729

Total current assets	23,866,297	15,266,848

Property and equipment, net	24,373,941	23,027,909
Restricted cash	212,557	205,020
Deferred financing costs and other assets	1,549,685	96,033

Total assets	$50,002,480	$38,595,810

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,154,613	$3,825,520
Accrued compensation and benefits	1,764,053	1,410,038
Other accrued expenses	1,543,507	3,253,407
Advance billings on contracts	35,418	10,811
Accrued contract loss	257,698	132,526
Deferred rent—current	138,558	112,808
Current portion of long term debt	608,105	117,023

Total current liabilities	5,501,952	8,862,133

Long term liabilities:
Deferred rent—long term	746,518	885,076
Long term debt, net of unamortized discount	3,676,569	3,237,061

Total long term liabilities	4,423,087	4,122,137

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized 171,641,622 and 107,433,190 shares issued at December 31, 2009 and December 31, 2008, respectively	1,716,416	1,074,332
Additional paid-in-capital	245,029,557	212,145,254
Deficit accumulated during the development stage	(205,955,693)	(186,895,207)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)

Total stockholders' equity	40,077,441	25,611,540

Total liabilities and stockholders' equity	$50,002,480	$38,595,810

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

				Cumulative from May 8, 1997 (date of inception) through December 31, 2009
	Year ended December 31,
	2009	2008	2007
Revenue	$968,421	$68,131	$1,388,834	$5,757,099
Cost of goods sold (exclusive of items shown separately below)	991,481	53,005	1,248,048	6,170,745

Gross profit (loss)	(23,060)	15,126	140,786	(413,646)

Operating expenses:
Operations and maintenance	2,931,315	—	—	2,931,315
Research and development	6,796,025	15,398,374	8,387,025	90,612,887
Selling, general and administrative	7,115,905	7,074,211	5,875,827	65,164,511
Loss (gain) on contract commitments	238,562	86,601	(577,789)	3,042,624
Depreciation and amortization	1,839,164	1,294,532	144,424	7,594,786
Casualty loss (recovery)	—	—	(69,084)	—
Restructuring charges	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	4,663,916

Total operating expenses	18,920,971	23,853,718	13,760,403	176,169,319

Loss from operations	(18,944,031)	(23,838,592)	(13,619,617)	(176,582,965)
Other income (expense):
Interest income	13,537	341,479	688,621	5,589,024
Interest expense	(115,158)	(71,452)	—	(1,280,313)
Gain on sale of investment	—	—	—	3,562,582
Other income (expense)	(14,834)	202	13,091	(237,827)

Total other income (expense), net	(116,455)	270,229	701,712	7,633,466

Net loss	(19,060,486)	(23,568,363)	(12,917,905)	(168,949,499)
Preferred stock dividends	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	(113,014)

Loss to common shareholders	$(19,060,486)	$(23,568,363)	$(12,917,905)	$(205,888,193)

Loss per share, basic and diluted	$(0.16)	$(0.26)	$(0.18)

Weighted-average common shares outstanding	122,200,781	90,866,039	73,604,198

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

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense	Deferred Stock Compensation
Description	Shares	Amount	Shares	Amount	Shares	Amount
Amortize Deferred Stock Compensation and issue RSUs	—	—	—	—	1,236,240	12,362	—	3,769,072
Issuance of warrants	—	—	—	—	—	—	—	—
Proceeds from stock offering, net of related expenses	—	—	—	—	22,520,802	225,208	—	—
Conversion of Series A preferred stock	(4,767,907)	(5,741,451)	—	—	9,535,814	95,358	—	—
Conversion of Series C preferred stock	—	—	(6)	(29,866)	12	—	—	—
Conversion of convertible preferred stock	—	—	—	—	19,823,704	198,237	—	—
Payment of accrued dividend	—	—	—	—	859,330	8,593	—	—
Cashless Warrant exercise	—	—	—	—	2,007,091	20,071	—	—
Exercise of Stock Options	—	—	—	—	2,547,843	25,478	—	—
Shares issued through ESPP	—	—	—	—	135,846	1,360	—	—
Option extension for CEO	—	—	—	—	—	—	—	—
Option extension for severed employees	—	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—
Deferred Stock Compensation revaluation	—	—	—	—	—	—	—	18,412
Issuance of restricted stock units for bonus	—	—	—	—	696,160	6,961	—	(2,470,147)

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

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense	Deferred Stock Compensation
Description	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of officer restricted stock units	—	—	—	—	52,178	521	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—	—	—
Shares issued through ESPP	—	—	—	—	111,795	1,118	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	19,250	192	—	—
Warrants issued in conjunction with MassDev loan	—	—	—	—	—	—	—	—
Stock issued to settle lawsuit	—		—	—	925,000	9,250	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	17,666,000	176,661	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2008	—	—	—	—	107,433,190	1,074,332	—	—

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense	Deferred Stock Compensation
Description	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of officer restricted stock units	—	—	—	—	63,272	631	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—	—	—
Shares issued through ESPP	—	—	—	—	200,102	2,001	—	—
Stock-based compensation	—	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Warrants issued in conjunction with MassDev loan	—	—	—	—		—	—	—
Stock issued to settle lawsuit	—	—	—	—	—	—	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	63,712,933	637,131	—	—
Warrant exercises	—	—	—	—	232,125	2,321	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2009	—	$—	—	$—	171,641,622	$1,716,416	$—	$—

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

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
Amortize Deferred Stock Compensation and issue RSUs	(73,042)	—	—	—	—	3,708,392
Issuance of warrants	36,520,366	—	(34,580,000)	—	—	1,940,366
Proceeds from stock offering, net of related expenses	66,224,806	—	—	—	—	66,450,014
Conversion of Series A preferred stock	5,646,093	—	—	—	—	—
Conversion of Series C preferred stock	29,866	—	—	—	—	—
Conversion of convertible preferred stock	36,496,431	—	—	—	—	36,694,668
Payment of accrued dividend	1,077,714	—	—	—	—	1,086,307
Cashless Warrant exercise	(20,071)	—	—	—	—	—
Exercise of Stock Options	2,178,143	—	—	—	—	2,203,621
Shares issued through ESPP	150,982	—	—	—	—	152,342
Option extension for CEO	315,394	—	—	—	—	315,394
Option extension for severed employees	31,197	—	—	—	—	31,197
Purchase of Treasury Stock	—	—	—	132,000	(99,660)	(99,660)
Deferred Stock Compensation revaluation	(18,412)	—	—	—	—	—
Issuance of restricted stock units for bonus	2,463,186	—	—	212,940	(455,838)	(455,838)

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
Stock buyback to pay officer loan	—	—	—	76,752	(157,341)	(157,341)
Issuance of officer restricted stock units	(106)	—	—	—	—	—
Stock-based compensation	906,488	—	—	—	—	906,488
Executive performance-based RSU compensation expense	363,636	—	—	—	—	363,636
Net loss	—	—	(113,402,745)	—	—	(113,402,745)

Balance, December 31, 2006	154,426,395	—	(150,408,939)	421,692	(712,839)	3,899,864

Issuance of restricted stock units for bonus	—	—	—	—	—	—
Issuance of officer restricted stock units	(320)	—	—	—	—	—
Shares issued through ESPP	25,229	—	—	—	—	25,563
Stock-based compensation	1,293,094	—	—	—	—	1,293,094
Executive performance-based RSU compensation expense	545,456	—	—	—	—	545,456
Exercise of stock options	84,386	—	—	—	—	85,287
Stock and warrants issued for lease	715,114	—	—	—	—	716,614
Issuance of stock for cash, net of issuance costs	42,262,073	—	—	—	—	42,550,361
Net loss	—	—	(12,917,905)	—	—	(12,917,905)

Balance, December 31, 2007	199,351,427	—	(163,326,844)	421,692	(712,839)	36,198,334

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
Issuance of officer restricted stock units	(521)	—	—	—	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—
Shares issued through ESPP	96,799	—	—	—	—	97,917
Stock-based compensation	1,767,784	—	—	—	—	1,767,784
Executive performance-based RSU compensation expense	(909,090)	—	—	—	—	(909,090)
Exercise of stock options	14,990	—	—	—	—	15,182
Warrants issued in conjunction with MassDev loan	227,946	—	—	—	—	227,946
Stock issued to settle lawsuit	508,750	—	—	—	—	518,000
Issuance of stock for cash, net of issuance costs	11,087,169	—	—	—	—	11,263,830
Net loss	—	—	(23,568,363)	—	—	(23,568,363)

Balance, December 31, 2008	212,145,254	—	(186,895,207)	421,692	(712,839)	25,611,540

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

				Treasury Stock
	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description				Shares	Amount
Issuance of officer restricted stock units	(631)	—	—	—	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—
Shares issued through ESPP	121,768	—	—	—	—	123,769
Stock-based compensation	902,279	—	—	—	—	902,279
Executive performance-based RSU compensation expense	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Warrants issued in conjunction with MassDev loan	—	—	—	—	—	—
Stock issued to settle lawsuit	—	—	—	—	—	—
Issuance of stock for cash, net of issuance costs	31,770,825	—	—	—	—	32,407,956
Warrant exercises	90,062	—	—	—	—	92,383
Net loss	—	—	(19,060,486)	—	—	(19,060,486)

Balance, December 31, 2009	$245,029,557	$—	$(205,955,693)	421,692	$(712,839)	$40,077,441

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows

				Cumulative from May 8, 1997 (date of inception) through December 31, 2009
	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(19,060,486)	$(23,568,363)	$(12,917,905)	$(168,949,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,839,164	1,294,533	144,424	7,594,788
Loss (gain) on sale of fixed assets	16,934	132	(3,223)	210,012
Impairment of assets, net	—	—	553	4,551,147
(Expenses paid) restructuring charge	—	—	(347,408)	—
Interest expense relating to issuance of warrants	47,215	10,039	—	428,254
Non-cash charge for change in option terms	—	—	—	346,591
Non-cash charge for settlement of lawsuit	—	518,000	—	821,160
Amortization of deferred consulting expense, net	—	—	—	1,160,784
Amortization of deferred stock compensation	—	—	—	3,699,721
Options and warrants issued for consulting services	—	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	—	11,485
Gain on sale of investments	—	—	—	(3,562,582)
Stock-based compensation	902,279	858,694	1,838,550	4,869,647
Deferred rent	(112,808)	85,193	(517,310)	(544,925)
Cash received from landlord for build-out credit	—	1,430,000	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(35,067)	412,948	81,614	(46,907)
Unbilled costs on government contracts	(560,552)	65,391	51,045	(577,356)
Prepaid expenses and other current assets	243,842	77,044	(180,498)	(736,548)
Accounts payable	(2,670,907)	3,529,057	(156,614)	1,154,613
Accrued compensation and benefits	354,015	385,164	568,799	1,764,053
Advance billings on contracts	24,607	3,589	(438,497)	35,418
Accrued interest	—	—	—	275,560
Accrued loss on contract commitments	125,172	65,107	(753,613)	257,698
Other accrued expenses and current liabilities	(1,709,900)	1,070,190	1,348,385	1,552,177

Net cash used in operating activities	(20,596,492)	(13,763,282)	(11,281,698)	(142,669,055)

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows (Continued)

				Cumulative from May 8, 1997 (date of inception) through December 31, 2009
	Year ended December 31,
	2009	2008	2007
Cash flows from investing activities:
Purchase of investments	—	—	—	(1,190,352)
Sale of investments	—	—	—	4,752,934
Restricted cash	(7,537)	169,326	(200,000)	(212,557)
Increase in other assets	—	—	—	(412,072)
Purchases and manufacture of property and equipment	(3,189,169)	(17,315,405)	(6,734,446)	(36,050,770)
Sale of property and equipment	—	—	4,077	202,674

Net cash used in investing activities	(3,196,706)	(17,146,079)	(6,930,369)	(32,910,143)

Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	—	49,341,537
Stock offerings, net of expenses	32,407,956	11,263,830	42,550,361	103,330,624
Payment of dividends	—	—	—	(1,159,373)
Shares issued under employee stock purchase plan	123,769	97,917	25,563	399,590
Exercise of employee stock options	—	15,182	85,287	2,304,091
Issuance of debt	1,043,162	3,571,993	—	4,615,155
Repayment of debt	(159,787)	—	—	(159,787)
Warrants issued in relation to lease	—	—	716,614	716,614
Cash paid for financing costs and other assets	(1,466,613)	(99,181)	—	(1,565,794)
Issuance of preferred stock	—	—	—	32,868,028
Repayment of subscription receivable	—	—	—	5,000,000
Proceeds from capital leases	—	—	—	495,851
Repayment of capital leases	—	—	—	(1,031,395)
Warrant exercises	92,383	—	—	92,383
Repurchase company stock	—	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	—	3,550,000

Net cash provided by financing activities	32,040,870	14,849,741	43,377,825	198,184,345

(Decrease) increase in cash and cash equivalents	8,247,672	(16,059,620)	25,165,758	22,605,147
Cash and cash equivalents, beginning of period	14,357,475	30,417,095	5,251,337	—

Cash and cash equivalents, end of period	$22,605,147	$14,357,475	$30,417,095	$22,605,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$249,620	$59,294	$—	$797,040

Cash paid for taxes	$—	$—	$—	$32,750

Assets acquired through capital lease	$—	$—	$—	$535,445

Warrants issued in relation to loan (non-cash)	$—	$227,946	$—	$227,946

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business

        Beacon Power Corporation (collectively the "Company", "Beacon", "we", "our", or "us") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis. In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $103,423,000 as of December 31, 2009, through the sale of our stock and warrants. (See Note 11 to these Consolidated Financial Statements.) Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board's Accounting Standards Codification (ASC) Topic 915.

        We have a single operating segment. Our organizational structure has no divisions or subsidiaries dictated by product lines, geography or customer type. In 2007 we derived approximately 95% of our revenue from our research and development contracts; two of those contracts accounted for 84% of our total revenue. In 2008, our revenue, in total, was substantially less than in 2007 because most of our research and development contracts were completed in 2007. In 2009, our revenue increased considerably, with 30% of our revenue coming from the provision of frequency regulation through a pilot program operated by the ISO-NE, and 69% from our research and development contracts. Although the loss of any single contract may have a material impact on our revenue, it would not have a material impact on our business since we derive most of our working capital from equity offerings in order to develop our flywheel systems.

        We expect to increase our revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America and from the sale of turnkey systems outright or on a fractional basis, both within the United States and on a global basis. We believe that as we expand our production capabilities and continue to lower our systems cost, we will be able to market other cost-effective applications for our flywheel systems that will further expand our revenues.

        Key activities during 2009 include the following:

  •
  3 MW of frequency regulation capacity operating and earning revenue under the ISO-NE pilot program

  •
  In February 2009, we entered into a Stock Purchase Agreement with an investor, Seaside 88, LP (Seaside), which was amended on June 19, 2009. Under the terms of the revised agreement, Seaside purchased 1,500,000 shares of our stock twice per month at a discount of 14% from the 10-day volume weighted average market price, up to an aggregate purchase price of $18,000,000. (See Note 11 for additional information.) As of December 31, 2009, there were three stock sales that had not yet occurred under the Seaside agreement, all of which have been consummated as of the date of this filing

  •
  In July 2009, we announced the conditional commitment by DOE for a loan guarantee of approximately $43 million. The loan would be funded by the U.S. Treasury's Federal Financing Bank and is expected to provide debt financing for 62.5% of the estimated $69 million total project cost of our Stephentown plant. This loan, combined with funds raised from the sale of

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Operations (Continued)

    stock in December 2009 and other in-kind contributions, will fund the construction of our first 20 MW plant in Stephentown, New York

  •
  In November 2009, we broke ground on our first 20 megawatt (MW) frequency regulation facility in Stephentown, New York. Construction of this facility is expected to be completed within 12 to 18 months from the date we close the financing on the DOE loan

  •
  In November 2009, DOE also announced that it awarded us a stimulus grant valued at $24 million, for use in construction of a 20 MW flywheel energy storage plant to be located in Chicago, Illinois. The grant award of $24 million is for 50% of the project's estimated cost. The remaining 50% of the cost of the project will be funded through the sale of equity or debt

  •
  We have entered into an option to purchase land in Glenville, New York for construction of a 20 MW plant at that site

  •
  In December 2009, we raised approximately $19 million, net of expenses, through the sale of units consisting of common stock and warrants

  •
  We have begun marketing to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants on a turnkey basis.

        We expect to begin construction our second and third 20 MW facilities during 2011. In addition, we are currently identifying sites in other target markets.

Operations

        We have experienced net losses since our inception and, as of December 31, 2009, had an accumulated deficit of approximately $206 million. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sell turnkey systems and must raise additional capital from a combination of equity and/or project financing, the sale of our systems and/or other sources to build regulation facilities and support operations at our Tyngsboro and other facilities and continue as a going concern. Based on our projected cash usage rates per our business plan, and including the DOE loan and the remaining Seaside investments, we have enough cash to complete the construction of the Stephentown plant and fund operations through approximately the second quarter of 2010. We estimate that we will need to raise an additional $25 million during 2010 through the issuance of equity securities or debt in order to fund operations and have sufficient working capital to continue to execute our business plans through the end of 2010, including ordering long-lead items required by our production plan for 2011. Additional funding will be required in 2011.

        We are focused on commercializing our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we had minimal revenues, and incurred significant losses of approximately $19,060,000, $23,568,000 and $12,918,000 and cash decreases from operations of approximately $20,596,000, $13,763,000 and $11,282,000 during the years ended December 31, 2009, 2008 and 2007, respectively. We have approximately $22,605,000 of cash and cash equivalents on hand at December 31, 2009, which we believe, in combination with the remaining Seaside transactions and the DOE loan which is expected to close during the second quarter of 2010, is adequate to complete the construction of the Stephentown facility and finance our operations through approximately the second quarter of 2010. Since our cash requirements for operation and construction of frequency regulation facilities beyond that point far exceeds the cash generated from operations, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

        We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on our ability to raise additional capital from a combination of equity and/or project financing; and in the long term, on the successful operation of our merchant plants and on our sales of systems on a turnkey basis. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements. In addition we are also considering a number of other strategic financing alternatives and have incurred substantial costs in these efforts; however, no assurance can be made with respect to the success of these efforts or the viability of our company.

Accounting Principles

        The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

Reclassification of prior period amounts

        Certain prior period amounts have been reclassified to be consistent with current period reporting. In 2008, "Deferred finance fees" of approximately $96,000 were included in "Prepaid expenses and other current assets." We reclassified these to "Deferred financing costs and other assets." This reclassification resulted in a reduction in Current Assets for 2008 of approximately $96,000.

Consolidation

        The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC. In July 2009, we established two additional wholly-owned subsidiaries, Stephentown

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Holding LLC and Stephentown Regulation Services, LLC. As of December 31, 2009, these entities remain inactive. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Recapitalization

        The accompanying financial statements reflect a recapitalization of the Company in 1997 when one shareholder exchanged shares of common stock for Class A preferred stock.

Loss per Share—Basic and Diluted

        Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations. Since the years ended December 31, 2009, 2008 and 2007 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

Recently Issued Accounting Pronouncements and Regulations

        In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

  •
  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

  •
  In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

        Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

        In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

  •
  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

  •
  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 which for us is January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of ASU 2010-06.

        In December 2009, the FASB issued ASU 2009-17, Consolidations(Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) changes how a reporting entity determines when an entity that is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things:

  a)
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and

  b)
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009 which for us is January 1, 2010. Early application is not permitted. In the future, should we become fractional owners of certain merchant frequency regulation plants, this standard may impact our reporting for such entities.

        In December, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16:

  •
  Eliminates the concept of a "qualifying special-purpose entity";

  •
  Changes the requirements for derecognizing financial assets; and

  •
  Enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.

        ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009 which is January 1, 2010 for us. Early application is not permitted. Our business plan anticipates the use of project financing to fund the construction of our merchant frequency regulation plants. This standard may impact our reporting for such transactions.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-14, "Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements," which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, "Software-Revenue Recognition." In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 will be effective for our Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Although our flywheel systems do contain a software component, because it is a tangible product, we do not expect this standard to impact our reporting for the sale of turnkey plants in the future.

        In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements," which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, "Revenue Recognition-Multiple-Element Arrangements," for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 will apply to us prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. In the future, should we sell turnkey plants, this standard may impact our reporting for such transactions.

Recently Adopted Accounting Pronouncements and Regulations

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162" (the Codification). The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting standards ("GAAP") contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim annual periods ending after September 15, 2009, which for us was September 30, 2009. There was no change to our consolidated financial statements upon adoption. All accounting references have been updated. SFAS references have been replaced with Accounting Standard Codification ("ASC") references. FASB No. 168 was codified in ASC 105.

        In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value," which makes amendments to Subtopic 820-10, "Fair Value Measurements and Disclosures—Overall" for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. Topic 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use:

  1.
  The quoted price of the identical liability when traded as an asset

  2.
  A quoted price for similar liabilities or similar liabilities when traded as assets; or

  3.
  Another valuation technique that is consistent with the principles of Topic 820 such as a present value technique.

        When using any of these techniques, companies are to apply all of the provisions of Topic 820 including guidelines for assessing whether the market is active and orderly. ASU 2009-05 applies to us as of September 1, 2009. Although there has been no impact to our financial reporting as a result of implementing ASU 2009-05 to date, the adoption of this guidance may impact our accounting for the DOE loan.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" which was codified in ASC 855. SFAS No. 165 sets forth:

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

        We adopted SFAS No. 165 in June 30, 2009. The adoption of this standard did not have a material impact on financial accounting or reporting during the current reporting period.

        In April 2009, the FASB has issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP:

  •
  Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction

  •
  Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active

  •
  Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence

  •
  Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  •
  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable

  •
  Applies to all fair value measurements when appropriate.

        FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of this standard did not have a material impact on financial accounting or reporting during the current reporting period.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," which was codified in ASC 810. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for us as of January 1, 2009. The adoption of this standard did not have material impact in financial reporting during the current reporting period, however, the adoption of SFAS No. 160 may impact our accounting in the future for any LLCs in which we may own a partial interest.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which was codified as ASC 805. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS contains disclosure requirements which are intended to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009. The adoption of this standard did not have material impact in financial reporting during the current reporting period; however, the adoption of ASC 805 may impact the accounting for any business combinations occurring in the future.

        In December 2007, the FASB issued EITF 07-01, "Accounting for Collaborative Agreement," which was codified in ASC 808. EITF 07-01 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, which includes arrangements entered into regarding development and commercialization of products. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaborative relationship. EITF is effective for us as of January 1, 2009. The adoption of EITF 07-01 did not have an effect on our financial condition or our net loss. However, the adoption of EITF 07-01 may have an effect on our accounting for any collaborative arrangements that we may enter into in the future.

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

Inverter Inventory

        We have a limited amount of inventory related to our inverter product line, which we value at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. Since we have not had substantial revenues from our inverter product line and we were uncertain of future revenues, we recorded a full reserve for the total value of the inventory in a prior year. Accordingly, for the years ended December 31, 2009 and 2008, the value of our inverter product line inventory was fully offset by these reserves.

Unbilled costs on contracts in process

        Contract costs that we incur in advance of billings to customers, such as material purchases, direct labor and overhead are reflected as a current asset on our balance sheet as "Unbilled costs on contracts in process."

Lease Obligation and Deferred Rent

        In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 7: Commitments and Contingencies.) Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

accordance with ASC Topic 840, "Leases", these reimbursements have been credited to "Deferred Rent", and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as "Deferred rent—long term."

Property and Equipment

        Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use. These costs include labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with ASC Topic 410, "Asset Retirement and Environmental Obligations." No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements). Interest costs incurred during the construction of major construction projects (such as the construction of our frequency regulation plants) are capitalized in accordance with ASC Topic 835, Subtopic 20, "Interest—Capitalization of Interest." The interest is capitalized until the underlying asset is ready for its intended use, and is considered an integral part of the total cost of acquiring a qualifying asset. Thus, the capitalized interest costs are included in the calculation of depreciation expense once the constructed assets are in service. Repair and maintenance costs are expensed as incurred. Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with ASC Topic 730, "Research and Development."

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

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products, design of a frequency regulation plant, design of a flywheel for use by the Navy in their electric ships, and other work that supports our core research and development efforts. Most of these contracts have been structured on a cost-share basis for which the expected cost share has been recorded as a contract

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

loss. The "cost" basis allowable on these contracts is based on government-allowable overhead rates, which differ from overhead rates required by GAAP. In particular, most of our stock compensation expense is not an allowable cost for the purposes of calculating government-allowable rates. As a consequence, we may incur losses on our financial statements even for contracts granted on a cost-plus-fixed fee basis. We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue. Each quarter, we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.

Restructuring and Asset Impairment Charges

        In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount or the cost to repair the asset. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. No asset impairment charges were considered necessary for the years ended December 2009, 2008 or 2007.

        In certain instances, we may determine that it is in the best interest of the Company to move and re-deploy all or part of a Smart Energy Matrix™ System installed at a given location. When such a determination has been made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value not associated with the fungible components. Accordingly, in 2008 and 2009, we expensed the non-fungible costs associated with the Smart Energy Matrix™ installed outside our Tyngsboro facility. We expect to redeploy the fungible assets from that system to our Stephentown plant.

Deferred financing costs and other assets

        Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Paid in Capital. Other assets represent advance payments to suppliers for custom materials used in the manufacture of our flywheels or frequency regulation facilities, patent costs.

Patent Costs

        We capitalize legal and direct costs incurred to obtain patents which we expect to have future economic value to us. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents. Costs for

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

patents that have not yet been issued are capitalized, but we do not begin to amortize them until such time as the patent is issued. If we determine that a patent will not be issued, any previously capitalized costs are expensed. We review our intangible assets periodically for impairment, and record impairment reserves as appropriate.

        In December 2004, we recorded impairment charges to write down our capitalized patent costs to zero, due to the lack of substantial revenues to date and the uncertainty of realizing any future value from these patents. Accordingly, all costs incurred from 2004 through 2008 related to the development of intellectual property were expensed as incurred. However, as we have now begun to commercialize our technology, as of 2009, legal costs associated with obtaining patents which we expect to have future commercial value have been capitalized and will be amortized over the life of the patent.

Advance billings on contracts

        We may receive performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances are classified as current liabilities.

Revenue Recognition

        Although we have recorded revenues for our research and development contracts and frequency regulation service from the ISO-NE pilot program, and sold photovoltaic inverters, our operations have not yet reached a level that would qualify us to emerge from the development stage. Therefore we continue to be accounted for as a development stage company under ASC Topic 915, "Development Stage Entities."

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

  – Government Contract Revenue Recognized on the Percentage-of-Completion Method

    We recognize contract revenue using the percentage-of-completion method. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to contract costs and revenue. Revenues recognized in excess of amounts

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

    billed are classified as current assets, and included in "Unbilled costs on contracts in progress" in our balance sheets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under "Advance billings on contracts." Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to contract costs and revenue.

    Some of our research and development contracts are subject to cost review by government agencies. Our reported results from these contracts could change adversely as a result of these reviews.

  – Inverter Sales

    Generally, revenue on inverter and related product sales is recognized on transfer of title, typically when products are shipped and all related costs are estimable. For sales to distributors, we make an adjustment to defer revenue until the products are subsequently sold by distributors to their customers.

Cost of Goods Sold

        For frequency regulation revenue, cost of goods sold represents the cost of energy. Cost of goods sold for our government contracts is calculated on a percentage-of-completion basis, using the same percentage of contract costs (up to the total contract revenue amount) as is used to calculate revenue. In the event that expected costs exceed total contract revenue amount, the excess costs are charged to contract loss. We value our products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred.

Stock-Based Compensation

        We account for stock-based compensation for employees in accordance with ASC Topic 718, "Compensation-Stock Compensation." Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. The fair value of the options on their grant date is measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of ASC Topic 718 apply to grants issued since January 1, 2006 (the effective date) and to grants that were outstanding as of that date that are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period.

        Non-employee stock-based compensation is accounted for in accordance with ASC Topic 505, "Equity-based payments to Non-Employees." In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

        In addition, our officers were granted restricted stock units as part of their compensation agreements in 2009, 2008 and 2007. Our Restricted Stock Unit Deferred Compensation Plan is described in more detail in Note 14.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes

        Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance has been provided because realization of deferred tax assets is uncertain (see Note 16).

Advertising

        Advertising expense was approximately $200, $8,000 and $1,000 in 2009, 2008 and 2007, respectively, and is expensed as incurred.

Research and Development

        Research and development costs are expensed as incurred. Costs related to our government contracts may be capitalized as "Unbilled costs on contracts in progress" and charged to Cost of Goods Sold once the revenue is recognized under the percentage of completion method, or charged against the Contract Loss Reserve as incurred if the costs are not recoverable under the terms of the contract agreement or if the costs exceed the total revenue expected for the contract.

Casualty loss

        During 2006, we recorded a casualty loss of approximately $69,000. During 2007, we reversed this loss because we recovered the costs from our insurance. There were no casualty losses or recoveries in 2008 or 2009.

Fair Value of Financial Instruments

        Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with a fair value defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The fair value measurement hierarchy consists of three levels:

  •
  Level one—quoted market prices in active markets for identical assets or liabilities.

  •
  Level two—Inputs other than level one inputs that are either directly or indirectly observable, and

  •
  Level three—Unobservable inputs developed using estimates and assumptions; which are developed by the reporting entity and reflect those assumptions that a market participant would use.

        We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in our financial statements.

        The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the short maturity of these instruments. See Note 9 for debt fair value, which also approximates carrying value.

Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. We keep our cash investments with high-credit-quality financial institutions or Treasury funds. At December 31, 2009 substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 0.01% to 0.91%. At December 31, 2009, we had approximately $109,000 of cash equivalents that were held in a non-interest bearing checking account and approximately $301,000 held in interest-bearing checking accounts. Also at December 31, 2009 we had approximately $22.2 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in U.S. obligations. Approximately $21.2 million of our cash on hand at December 31, 2009 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd's of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent. SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client. The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

        As of December 31, 2009, approximately 59% of our accounts payable represent amounts due to our attorneys. In addition, we have accrued approximately $274,000 more in legal fees that have not yet been billed; those amounts are included in "Other Accrued Expenses" on our balance sheet.

        As of December 31, 2009, we had approximately $2.3 million in firm, non-cancelable purchase commitments with our suppliers. In addition, we have an additional $2.8 million conditional material purchase commitment to a second source supplier who is working to meet our qualification requirements. Of these $5.1 million total commitments, assuming the noted supplier meets our qualification requirements, approximately $498,000 represents non-cancelable commitments to one supplier who is providing a key component for our flywheel systems.

Comprehensive Loss

        Comprehensive loss is the same as net loss for all periods presented.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 3. Accounts Receivable

        Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	December 31, 2009	December 31, 2008
Accounts receivable, trade	$46,907	$11,840
Allowance for doubtful accounts	—	—

Accounts receivable, net	$46,907	$11,840

        There was no allowance for doubtful accounts as of December 31, 2009 or 2008. All accounts are expected to be collected.

        Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. Our accounts receivable balance includes holdbacks of approximately $17,000 and $6,000, as of December 31, 2009 and 2008, respectively. These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved. We believe the remaining holdbacks will be collected upon completion of the contracts and collected within one year, and therefore have not recorded any reserve against this amount.

Note 4. Prepaid Expenses and Other Current Assets

        Prepaid expenses at December 31, 2009 consist primarily of prepaid insurance premiums (primarily related to directors' and officers' liability insurance) of approximately $329,000, and other prepaid expenses of approximately $304,000, which consists primarily of prepaid maintenance agreements and dues (including ISO membership dues), and approximately $4,000 in miscellaneous receivables. Prepaid expenses at December 31, 2008 consist primarily of prepaid insurance premiums (primarily related to directors' and officers' liability insurance) of approximately $381,000, and other prepaid expenses of approximately $489,000, which consist primarily of advances to vendors for long-lead orders and prepaid maintenance agreements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 5. Property and Equipment

        Property and equipment consisted of the following:

		As of:
	Estimated Useful Lives	December 31, 2009	December 31, 2008
Construction in Progress	Varied	$7,941,125	$11,629,918
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	6,241,732	2,009,419
Smart Energy Matrix™ installations—fungible	20 years	1,686,038	—
Machinery and equipment	5–10 years	3,096,175	2,600,410
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	700,624	634,294
Office equipment and software	3 years	1,025,936	1,028,037
Leasehold improvements	Lease term	7,804,607	7,572,244
Equipment under capital lease obligations	Lease term	563,783	700,517

Total		$29,269,270	$26,384,089
Less accumulated depreciation and amortization		(4,895,329)	(3,356,180)

Property and equipment, net		$24,373,941	$23,027,909

        In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Energy Storage Technology pilot program (pilot program) with a system installed inside our Tyngsboro facility. We deployed a second MW of capacity under the pilot program in July 2009, with a system installed outside of our Tyngsboro facility. In December 2009, we deployed a third MW, also outside of the Tyngsboro facility. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program. In addition, the "Smart Energy Matrix™ installations—fungible" shown above represent the cost of ancillary equipment, such as chillers, installed outside our facility. This equipment is considered fungible because it can be relocated to other sites.

        Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease. Estimated exit costs of approximately $243,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system operating outside of our facility were expensed in 2008 and carried in accrued expenses. In addition, Machinery and equipment and Leasehold improvements include approximately $54,000 and $24,000, respectively, in estimated exit costs as of December 31, 2008, that are being depreciated over the remaining life of the lease. In addition, we have paid the Town of Stephentown, New York, $75,000, to be held in escrow to cover any land clearing or exit costs at that site. This amount has been included in "Deferred financing costs and other assets" on our balance sheet as of December 31, 2009.

        In July 2008, we purchased land in Stephentown, New York, for the construction of a frequency regulation system, the cost of which is reflected as "Land" in the schedule shown above. On August 31, 2009, we purchased an option to lease land in Glenville, New York, where we expect to build another 20 MW facility. During the lease option period, we have agreed to negotiate in good faith a ground lease to be entered into upon our unilateral exercise of the lease option. Key terms of the ground lease

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 5. Property and Equipment (Continued)

were substantially delineated in the executed option of the lease. The lease option expires on August 28, 2010 but may be extended for up to two additional consecutive six-month periods. In consideration for this option, we are paying the landlord a non-refundable fee of $4,550 per month in lease commitments.

        The components of "Construction in progress" (CIP), which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	December 31, 2009	December 31, 2008
Materials to build production flywheels	$5,665,670	$6,553,828
Smart Energy 25 flywheels	—	2,199,164
Smart Energy Matrix™ in progress	1,955,481	2,296,608
Deposits and other costs related to the acquisition of land for frequency regulation systems	43,002	—
Machinery and equipment	260,840	302,267
Leasehold improvements	16,132	278,051

Construction in progress	$7,941,125	$11,629,918

        As of December 31, 2009 and 2008, approximately $7,621,000 and $11,050,000, respectively, of the total shown as CIP represents completed flywheels not yet in service, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction outside our Tyngsboro and Stephentown sites. The Smart Energy Matrix™ in progress costs included in CIP at December 31, 2009 and 2008 include approximately $1,023,000 and $1,911,000 for fungible components we expect to deploy at our site in Stephentown, New York, and approximately $933,000 and $385,000 in site costs related to Stephentown and Glenville, respectively.

Note 6. Deferred Financing Costs and Other Assets

        Details of our deferred financing costs and other assets are as follows:

	December 31, 2009	December 31, 2008
Prepaid financing costs associated with DOE loan guarantees	$1,124,300	$—
Deferred finance charges associated with the MassDev loan, net of amortization	74,573	96,033
Supplier prepayments	235,879	—
Patents, net of amortization	114,933	—

Total	$1,549,685	$96,033

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 6. Deferred Financing Costs and Other Assets (Continued)

        As of December 31, 2009, Patents totaled approximately $114,000, of which approximately $109,000 represents deferred costs for patents that have not yet been issued and which are not yet being amortized. Amortization expense and accumulated amortization for 2009 was $164.

Note 7. Commitments and Contingencies

        The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of December 31, 2009 and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
December 31, 2009	$—	$6,267,064	$6,267,064
December 31, 2010	727,437		727,437
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
December 31, 2014	618,000		618,000

Total Commitments	$3,682,251	$6,267,064	$9,949,315

        As of December 31, 2009, we had purchase commitments with our suppliers of approximately $6.3 million of which approximately $2.3 million are firm, non-cancelable commitments. Total purchase commitments include approximately $4.5 million for materials required to build the flywheels and electronic control modules for Stephentown, of which $3.9 million are cancelable as of December 31, 2009. The remaining commitments are for other equipment needed for Stephentown, costs associated with closing the DOE loan, equipment and other operating expenses. We have an additional $2.8 million conditional material purchase commitment to a second source supplier who is working to meet our qualification requirements.

        In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008. This facility significantly expanded our manufacturing capacity and provides sufficient space to continue our research and development activities. Our facility is located at 65 Middlesex Road Tyngsboro, Massachusetts. The 103,000 square foot facility has been renovated and built-out to our specifications. We believe our facility has a capacity of approximately 600 flywheels per year, and with further capital spending for equipment our capacity will increase to approximately 1,000 flywheels per year. The lease on our previous facility in Wilmington, MA expired at the end of November 2007.

        We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at December 31, 2009 of $200,000, which is reduced periodically over the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 7. Commitments and Contingencies (Continued)

        Rent expense was $588,879, $585,451 and $732,534 during 2009, 2008 and 2007, respectively net of restructuring reserves applied of $0, $0 and $253,491, respectively. In addition, we paid $18,200 in 2009 for an option to purchase land in Glenville, New York, where we expect to build another 20 MW plant. We are committed to paying a non-refundable monthly lease option fee of $4,550 until August 28, 2010, or until we finalize the terms of a lease.

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

        On October 9, 2007, Arete Power, Inc. filed a complaint against us, claiming damages from alleged willful infringement of U.S. Patent No. 6,710,489, entitled "Axially Free Flywheel System." On November 21, 2008, we and Arete reached a settlement that ended the litigation and included an assignment of the '489 Patent to us with a limited license back to Arete. The settlement also included a covenant not to sue, whereby Arete Power has agreed not to bring any new complaint against us alleging infringement of Arete's other flywheel patents. There are no material legal proceedings pending.

Note 8. Accrued contract loss

        Our contract loss reserves are as follows:

	Year ended December 31,
	2009	2008
Beginning balance	$132,526	$67,419
Charges for the period	238,562	86,601
Reductions	(113,390)	(21,494)

Ending balance	$257,698	$132,526

        In April 2008 we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development (R&D) project sponsored by the California

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 8. Accrued contract loss (Continued)

Energy Commission, known as the "Tehachapi" contract. We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. We recorded a charge of approximately $87,000 during the second quarter of 2008 to reflect our expected "cost share" portion of this contract. During 2009, we recorded an additional contract loss on the Tehachapi contract, which represents the difference between our overhead rate based on "full production," and the contract bid rate.

        In January 2009, we were awarded a contract with NAVSEA, which is a cost-plus-fixed fee contract. Phase I of this contract was for approximately $900,000, of which $500,000 was funded in 2009. Subsequent phases involve work estimated at an additional $2.1 million. As of December 31, 2009, we have not recorded a loss reserve for this contract. However, we are currently in discussion with NAVSEA regarding additional funding under this contract.

        In 2008 we completed R&D work under Phase I of a planned multi-phase R&D project with the Pacific Northwest National Laboratory (PNNL), Bonneville Power Administration (BPA), the California ISO and the California Energy Commission. Under Phase I, we provided $30,000 of in-kind project support to the consortium of project partners. Phase I was successfully completed in 2008. Phase II of the project was approved in 2009 under contract terms with PNNL, the prime contractor. Under Phase II, we expect to provide approximately $210,000 of in-kind R&D costs in support of this project, support for which we will be reimbursed for approximately $104,000. Accordingly, we recorded a contract loss of approximately $106,000, which represents our expected cost share on the PNNL contract. However, the PNNL contract expires on March 31, 2010. As of late February 2010, CAISO had not provided the control signal test data required to complete the project. PNNL has requested a contract extension from the BPA. If the extension is not granted, we may be unable to complete the scope of work included in the contract, and therefore both our revenue and our costs may be less than initially estimated.

Note 9. Long term debt

        Long-term debt was as follows, which approximates fair value:

	As of:
	December 31, 2009	December 31, 2008
6.5% Note Payable to MassDev, due September 2015	$4,455,368	$3,571,993
Less unamortized discount (warrants)	(170,694)	(217,909)

Total	4,284,674	3,354,084
Less current portion of long term debt	(608,105)	(117,023)

Net long-term debt	$3,676,569	$3,237,061

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Long term debt (Continued)

        On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency ("MassDev") pursuant to which MassDev agreed to lend to the Company up to $5 million. This loan derives from a funding collaboration between the Emerging Technology Fund of MassDev and the Massachusetts Technology Collaborative Business Expansion Initiative. The loan proceeds were used to help fund the expansion of our production facility.

        The MassDev loan is evidenced by a promissory note under which we were able to request advances of up to $5 million for the purchase of equipment and installation of certain building improvements at our Tyngsboro, Massachusetts facility. The initial advance on the loan was made in October 2008 for approximately $3.6 million. The final advance was made in October 2009 for approximately $1.0 million. The approximately $0.4 million balance of the loan commitment has expired. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%.

        Payments to MassDev began in November 2008. The payments were interest only during the first twelve months. In October, 2009, and thereafter, the balance of the principal outstanding under the note is being amortized in monthly payments of principal and interest in equal monthly installments over the remaining term of the note. Based on the amount outstanding as of December 31, 2009, principal payments required under the loan over the next five years, excluding discount due to warrants, are as follows:

Amount
Period ending:
December 31, 2010	659,546
December 31, 2011	704,349
December 31, 2012	751,617
December 31, 2013	803,253
December 31, 2014	857,818
December 31, 2015	678,785

Total Payments	$4,455,368

        Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements funded with the proceeds of the loan with an approximate carrying value of $5,126,000 and $6,135,000 at December 31, 2009 and 2008, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings. This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

        As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation ("MTPC"), as part of MTPC's participation under the Massachusetts Technology Collaborative Business Expansion Initiative. The Black-Scholes fair value of the warrants is

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Long term debt (Continued)

shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.124%. The amortization of this discount resulted in approximately $47,000 and $10,000 charged to interest expense during 2009 and 2008, respectively. The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

        Additional capital expenditures will be required in the future to optimize the plant for maximum manufacturing capacity. The amount and timing of these expenditures are dependent on requirements for equipment needed to meet production schedules as well as having sufficient funding.

Note 10. Preferred Stock

        As a result of the initial public offering of our common stock and the conversion of all outstanding shares of all classes of the preferred stock, we amended our charter and cancelled all our classes of preferred stock. We then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by our Board of Directors. At December 31, 2009 and 2008, there are 10 million shares of $.01 par value preferred stock authorized with none outstanding.

Note 11. Common Stock

        On December 9, 2009, we sold 38,100,000 units of the Company at a purchase price of $0.544 per unit for a total of approximately $19.0 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share; a warrant to purchase 0.5 of a share of common stock at an exercise price of $0.70 per share through December 9, 2014; and an additional investor rights warrant to purchase 0.5 of a share of common stock through August 31, 2010 at a floating exercise price. The floating exercise price is equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share. All the warrants were exercisable upon issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009.

        On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million. This agreement was amended on June 19, 2009. The original agreement required Seaside to buy $1 million of common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day,) at a purchase price reflecting a 20% discount to the volume weighted average trading price over the five-day trading period immediately before the purchase. The amended agreement maintains the $18 million aggregate maximum purchase price, but accelerates the purchase to 1.5 million shares twice per month at a 14% discount to the 10-day volume weighted average trading price. The agreement was structured in three tranches, or segments, of six closings each. The first tranche ended with the July 6, 2009 stock purchase. The second tranche ended with the October 5, 2009 closing date, and we exercised our option to extend the agreement for a third tranche, meaning that there will be 18 closings over the term of the agreement (subject to the overall dollar limit). In December 2009, we issued additional shares of stock through a public offering. As part of the underwriting conditions for that offering, we exercised our option to delay the Seaside purchases originally scheduled for December and

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 11. Common Stock (Continued)

January for a period of 60 days. The following stock sales to Seaside have been completed as of December 31, 2009:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Volume Weighted Average Price (VWAP)*	Net Proceeds
February 20, 2009	$1,000,000	2,656,184	$0.37648	$0.4706	$889,767
March 20, 2009	1,000,000	2,896,200	$0.34528	$0.4316	931,072
April 20, 2009	1,000,000	1,912,777	$0.52280	$0.6535	914,855
May 20, 2009	1,000,000	1,647,772	$0.60688	$0.7586	946,098
June 22, 2009	1,193,895	1,500,000	$0.79593	$0.9255	1,094,839
July 6, 2009	1,118,430	1,500,000	$0.74562	$0.8670	1,059,504
July 20, 2009	932,670	1,500,000	$0.62178	$0.7230	860,444
August 5, 2009	939,255	1,500,000	$0.62617	$0.7281	873,826
August 20, 2009	895,260	1,500,000	$0.59684	$0.6940	833,089
September 8, 2009	989,295	1,500,000	$0.65953	$0.7669	923,819
September 21, 2009	940,155	1,500,000	$0.62677	$0.7288	874,043
October 5, 2009	925,575	1,500,000	$0.61705	$0.7175	864,430
October 20, 2009	941,955	1,500,000	$0.62797	$0.7302	880,144
November 5, 2009	864,300	1,500,000	$0.57620	$0.6700	802,336
November 20, 2009	829,605	1,500,000	$0.55307	$0.6431	668,557

Total Investment	$14,570,395	25,612,933			$13,416,823

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

Note 11. Common Stock (Continued)

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

        On July 23, 2007 we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord in a private placement, a warrant exercisable for 500,000 shares of our common stock at an exercise price of $1.77 per share. In addition, we issued the landlord 150,000 shares of common stock.

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

        On November 8, 2005 we completed the private placement of 9,868,421 shares of our common stock at a price of $1.52 per share, for an aggregate offering price of approximately $15 million to certain institutional investors. We also offered these investors and placement agents warrants to purchase 2,960,527 and 450,000 shares, respectively, of our common stock at an exercise price of $2.21 per share. In connection with this transaction we paid placement agent fees and expenses of approximately $1 million. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. On March 2, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-130207) that was declared effective on March 7, 2006. These proceeds were used for working capital purposes. We have, at various times, issued stock at a price that triggered the warrants' anti-dilution provisions, resulting in the exercise price of the warrants issued to the investors being adjusted and additional warrants being issued to the investors. See Note 12—Stock Warrants and Note 20—Subsequent Events for details of warrant adjustments.

        On May 24, 2005 and July 26, 2005 we issued 1,666,667 and 1,785,714 shares of common stock, respectively pursuant to an investment agreement dated April 22, 2005. In exchange, we received $3 million in the aggregate from Perseus 2000 Expansion, L.L.C. We also issued a warrant for the purchase of 800,000 shares of our common stock at an exercise price of $1.008 and an extension for two years of an existing warrant already owned by Perseus which expired on May 23, 2007. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. On March 2, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-130208) that was declared effective on March 7, 2006. These proceeds were used for working capital purposes.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 11. Common Stock (Continued)

Initial Public Offering

        In 2000, we sold 9,200,000 shares of our common stock, inclusive of the underwriters' overallotment, at an initial public offering price of $6 per share. Net proceeds as a result of the stock offering totaled approximately $49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other estimated offering costs of approximately $2.0 million.

Shareholder Rights Agreement

        In September 2002, and amended as of December 27, 2002, our Board of Directors approved a Rights Agreement, under which each holder of common stock on October 7, 2002 automatically received a distribution of one preferred share purchase right for each share of common stock held. Each preferred share purchase right entitles the holder to purchase 1/100th of a share of our newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% (35% in the case of one large shareholder that already owned more than 15%) of our outstanding common stock, (or in the event that we are acquired by another company after the rights become exercisable, $22.50 worth of the common stock of the other company) at half its market value. In each case, any rights held by the acquiring person are not exercisable and become void.

        On June 19, 2009, the Company entered into Amendment No. 5 to the Rights Agreement between the Company and Computershare Trust Company, N.A. (fka Equiserve Trust Company, N.A.), as Rights Agent, as previously amended by Amendment No. 1 dated as of December 27, 2002, Amendment No. 2 dated as of August 8, 2007, Amendment No. 3 dated as of October 24, 2007 and Amendment No. 4 dated as of February 18, 2009 (as amended, the "Rights Agreement"). Amendments No. 4 and 5 exclude Seaside 88, LP from the beneficial ownership computations used to determine whether a person has become an Acquiring Person (as defined in the Rights Agreement) of securities solely because the person has a right to acquire the securities. Seaside is not exempted from the Rights Agreement with respect to any shares of common stock it actually owns.

Reserved Shares

        At December 31, 2009, 100,984,745 shares of our common stock were reserved for issuance under our stock option plan, employee stock purchase plan and outstanding warrants.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Warrants

        We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of December 31, 2009:

Description	Grant Date	Expiration Date	Exercise Price		Issued and Outstanding As of December 31, 2009
May 2005 Financing	5/24/2005	5/25/2010	$1.0080		800,000
November 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.0700		6,114,730
February 2007 Shelf Issue	2/15/2007	2/15/2012	$1.3300		6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.7700		500,000
September 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$1.9900		6,122,449
September 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$1.9900		153,061
October 2007 Shelf Issue	10/31/2007	5/1/2013	$2.9700		5,431,805
June 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.8900		171,958
October 2008 Shelf Issue	10/15/2008	4/16/2014	$1.2000		8,700,000
December 2008 Shelf Issue	12/24/2008	6/25/2014	$0.7400		8,966,000
Series W—December 2009 Public Offering	12/9/2009	12/9/2014	$0.7000		19,050,000
Series X—December 2009 Public Offering	12/9/2009	8/31/2010	$0.4151	*	18,817,875

Total warrants outstanding					81,089,664

*
These warrants were issued with a floating exercise price, calculated at 85% of the five day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share. The exercise price for these warrants as of December 31, 2009, based on this calculation, was $0.4151.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Warrants (Continued)

        The following shows changes to the warrants outstanding from December 31, 2008 through December 31, 2009:

# Warrants
Warrants outstanding as of December 31, 2008	46,932,939
1/21/2009 Surrender of warrants issued 10/31/2007 by Quercus Trust	(5,884,455)
Cumulative adjustments to 11/8/05 warrants due to Seaside pricing through November 20, 2009	570,824
Adjustment to 11/8/05 warrants due to December 2009 public offering pricing	1,602,481
Series W warrants issued 12/9/09	19,050,000
Series X warrants issued 12/9/09	19,050,000
Series X warrants exercised as of December 31, 2009	(232,125)

Warrants outstanding as of December 31, 2009	81,089,664

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

Note 12. Stock Warrants (Continued)

        Based on the warrants' anti-dilution provisions, the exercise price of the investor warrants was adjusted as shown below. Warrants issued to the placement agent were not subject to adjustment.

	# Warrants	Exercise Price
Original Warrant	2,960,527	$2.21
Adjustments based on anti-dilution provision:
Financing February 2007	327,294	$1.99
Financing October 2008	248,808	$1.85
Financing December 2008	404,796	$1.66
Seaside 2/20/09 purchase	72,542	$1.63
Seaside 3/20/09 purchase	75,260	$1.60
Seaside 4/20/09 purchase	51,764	$1.58
Seaside 5/20/09 purchase	53,092	$1.56
Seaside 6/22/09 purchase	27,063	$1.55
Seaside 7/06/09 purchase	27,411	$1.54
Seaside 7/20/09 purchase	27,766	$1.53
Seaside 8/5/09 purchase	28,132	$1.52
Seaside 8/20/09 purchase	28,504	$1.51
Seaside 9/8/09 purchase	28,886	$1.50
Seaside 9/21/09 purchase	29,274	$1.49
Seaside 10/5/09 purchase	29,669	$1.48
Seaside 10/20/09 purchase	30,072	$1.47
Seaside 11/05/09 purchase	30,484	$1.46
Seaside 11/20/09 purchase	30,905	$1.45
Public offering 12/9/09	1,602,481	$1.07

Adjusted Warrant:	6,114,730	$1.07

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

July 2007 Warrants

        In July 2007, we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 500,000 shares of our common stock at an exercise price of $1.77 per share. This warrant became exercisable as of July 23, 2007, may be

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Warrants (Continued)

exercised at any time over the term of the lease and expires on July 22, 2014. The warrant and the shares issuable upon exercise of the warrant are restricted securities and may not be sold without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption therefrom.

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

October 2007 Shelf Warrants

        In October 2007, we sold 11,911,852 units of the Company at a purchase price of $2.10 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $2.97 per share, for a total of 11,316,260 warrants. The warrants became exercisable six months and one day after their issuance, and expire May 1, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 which became effective on August 15, 2007. On January 9, 2009, Quercus Trust surrendered their 5,884,455 warrants. There were 5,431,805 warrants of this class outstanding as of December 31, 2009.

December 2009 Series W and Series X Warrants

        In December 2009, we sold 38,100,000 units of the Company at a purchase price of $0.544 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share; a Series W warrant to purchase 0.5 of a share of common stock at an exercise price of $0.70 per share exercisable through December 9, 2014; and an additional investor rights warrant (Series X) to purchase 0.5 of a share of common stock exercisable through August 31, 2010 at a floating exercise price. The floating exercise price is equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share. All of the warrants were exercisable upon issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 which became effective on September 15, 2009.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Stock Warrants (Continued)

        The following Series X warrants were exercised prior to December 31, 2009:

Date of Exercise	# Shares	Exercise Price	Proceeds
December 28, 2009	180,000	0.3966	$71,388
December 29, 2009	52,125	0.4047	21,095

Total	232,125		$92,483

Note 13. Revenue and Cost of Goods Sold

        A breakdown of our sales and the related cost of sales for the years ended December 31, 2009, 2008 and 2007, respectively, is as follows:

	Year ended December 31, 2009			Year ended December 31, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$286	$319	$(33)	$10	$41	$(31)
Contract	672	672	—	12	12	—
Inverters and other	10	—	10	46	—	46

Total	$968	$991	$(23)	$68	$53	$15

	Year ended December 31, 2007
	Revenue	Cost of Sales	Margin
Frequency regulation	$—	$—	$—
Contract	1,323	1,247	76
Inverters and related	66	1	65

Total	$1,389	$1,248	$141

        From November 2008 (when the ISO-NE pilot program began) until late April 2009, we were billed for all of the energy stored on our flywheels, rather than for our net energy usage. Further, we were billed at a retail rate. However, since late April 2009, our energy costs have decreased substantially as we have been billed the wholesale rate for our net energy used, plus retail transmission and distribution charges. The gross margin for frequency regulation for 2009 was negative, due to the energy costs paid from January through April, 2009. However, with the change in energy cost billing methodology, we earned a positive gross margin of approximately 29% for frequency regulation services during the second half of 2009. Cost of energy during second half of 2009 was approximately $121,600, of which approximately $83,800, or 68%, represents retail transmission and distribution (T&D) charges billed by the local service provider. Because our Stephentown facility will be connected to the grid at the transmission level, we will not incur T&D charges, and so we expect our gross margin to be considerably higher than in Tyngsboro.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 13. Revenue and Cost of Goods Sold (Continued)

        We provide a five-year limited product warranty for our Smart Power M-series inverter product line and accrue for estimated future warranty costs in the period in which the revenue is recognized. In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes. During 2009, 2008 and 2007, we continue to have very limited sales of our inverter products, which we are no longer manufacturing. The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year. Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

Note 14. Stock-Based Compensation

Description of Plans

Stock Option Plan

        Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock. Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options are to be granted at a price determined by our Board of Directors. In general, our Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years. Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option program critical to our operation and productivity; essentially all of our employees participate. At December 31, 2009 we had 13,346,150 shares reserved for issuance under this plan, net of outstanding options and RSUs.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "ESPP") allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date. Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan. The ESPP provides for the purchase of up to 2,000,000 shares of our common stock. Shares purchased under the Plan in 2009, 2008 and 2007 totaled 200,102, 111,795 and 33,416, respectively and the weighted average purchase price of the shares purchased was $0.62 in 2009, $0.874 in 2008 and $0.765 in 2007. At December 31, 2009, we had 1,518,841 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

        Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units ("RSUs") to our employees, officers, directors and other service providers. We use RSUs to (i) align our employees' interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash by paying bonuses in the form of RSUs rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash. With respect to the RSUs that are granted in lieu of

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation (Continued)

cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over three-year periods in equal quarterly installments. There are also other performance-based RSU's granted to our officers that cliff-vest upon the achievement of certain company-specific milestones including earnings levels and revenue goals such that we would no longer be treated as a development stage company for accounting purposes. Both such vesting events require the recipient officer to be employed by us during the period ending with the milestones. The unvested portion of any RSU grant is subject to forfeiture upon the holder's resignation or termination for cause. As of December 31, 2009, 2008 and 2007, certain RSUs granted under the officer employment agreements were vested but stock was not issued because the vesting date, December 31, fell when our offices were closed or when the trading window for insiders was closed.

        Activity related to the RSU agreements is as follows:

	Year ended December 31,
	2009	2008	2007
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	46,352	38,084	14,044
Based upon current year executive officer agreement	16,920	14,094	18,030
Vested RSUs not yet converted to stock*	16,376	14,228	9,521
RSU's granted but not vested:
Related to 2006 executive officer agreement	—	—	14,053
Related to 2007 executive officer agreement	—	24,068	48,108
Related to 2008 executive officer agreement	18,810	37,602	—
Related to 2009 executive officer agreement	45,113	—	—
Related to performance-based executive plan**	1,265,823	1,265,823	1,265,823

*
RSUs vesting December 31, 2008 were issued on March 10, 2009.

**
Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements. As of December 2008, our executive management did not believe it was probable that the award would be earned, and thus we reversed the cumulative compensation expense as of the end of December 2008. We did not achieve the performance requirements as of the end of 2009, which was the first measurement period for the grant. Based on our business plan as of December 2009, our executive management does not believe that it is probable that the award will be earned in 2010, which the second and last measurement period. Accordingly, no compensation expense was recorded for this grant in 2009.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation (Continued)

        Stock option activity since inception is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding at inception	—
Granted	16,630,338	$1.70	$0.90
Exercised	(2,523,843)	$0.84
Canceled, forfeited or expired	(7,559,609)	$2.19

Outstanding, December 31, 2006	6,546,886	$1.23
Granted	2,434,343	$1.05	$0.61
Exercised	(90,210)	$0.95
Canceled, forfeited or expired	(178,531)	$1.46

Outstanding, December 31, 2007	8,712,488	$1.18
Granted	2,659,898	$1.17	$0.72
Exercised	(19,250)	$0.79
Canceled, forfeited or expired	(14,666)	$1.19

Outstanding, December 31, 2008	11,338,470	$1.18
Granted	910,619	$0.55	$0.28
Exercised	—	$—
Canceled, forfeited or expired	(249,061)	$(0.89)

Outstanding, December 31, 2009	12,000,028	$1.14

        The following table summarizes information about stock options outstanding at December 31, 2009:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options Vested	Vested Weighted-Average Exercise Price
$0.26–$0.74	4,443,852	5.89	$0.66	3,758,258	$0.67
$0.80–$1.46	5,563,456	6.62	$1.07	4,514,361	$1.02
$1.51–$2.19	1,535,470	5.74	$1.82	1,496,960	$1.82
$2.50–$3.10	130,000	0.35	$2.64	130,000	$2.64
$4.10–$5.27	222,250	1.16	$4.40	222,250	$4.40
$6.00–$9.31	105,000	0.76	$6.40	105,000	$6.40

Total	12,000,028			10,226,829

        Included in the schedules above are grants of options to purchase 60,000 and 25,000 shares made to non-employee consultants in 2007 and 2004, respectively. The non-employee consultant to whom the options were granted in 2007 was subsequently hired as an employee in January 2008. There were no grants made to non-employee consultants in 2008, 2006 or 2005. In 2009, 20,000 options were granted to a consultant, none of which were outstanding as of December 31, 2009 (see Stock Compensation below.)

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation (Continued)

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

        Restricted stock units (RSUs) are valued at the stock price at date of grant, net of expected forfeitures, and expensed ratably over the performance period or vesting period, as appropriate. The number of performance-based RSUs (PSUs) for which stock compensation expense is calculated is based upon management's assessment of the likelihood of achieving the performance targets.

        During the first quarter of 2009, 20,000 options were granted to a consultant. Half of these options vested on May 5, 2009, and the remainder were scheduled to vest on November 5, 2009, subject to the consultant's continued service to the Company. In accordance with ASC Topic 505-50, "Equity-Based Payments to Non-Employees," the measurement dates for these options was determined to be the vesting dates. The consultant's services were terminated as of the end of June 2009. The non-vested options were forfeited as of the termination date. Under the terms of the option agreement, the consultant had three months from the termination date to exercise his vested options. They were not exercised within that time, and consequently the options were forfeited. The options vesting in May 2009 were valued with a life of .75 years (9 months), using an effective interest rate that corresponds to U.S. Treasury instruments with a similar maturity.

        The assumptions used to value stock option grants for the year ended December 31, 2009, 2008 and 2007, respectively, are as follows:

	Year ended December 31,
	2009	2008	2007
Risk-free interest rate	0.34%–1.40%	1.16%–3.33%	3.22%–5.05%
Expected life of option	.75–3.5 years	3.5 years	3–3.5 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%
Assumed volatility	77%–93%	78%–98%	90%–101%
Expected forfeitures	8.3%	8.3%	10%

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation (Continued)

        Stock-based compensation expense recognized on our consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007, respectively, is as follows:

	Year Ended December 31,
	2009	2008	2007
Operations and maintenance	$110,652	$—	$—
Research and development	341,210	734,732	659,465
Selling, general and administrative	450,417	123,962	1,179,085

Total stock compensation expense	$902,279	$858,694	$1,838,550

Components of stock compensation expense:
Compensation expense related to other RSUs	$44,880	$(840,565)	$605,033
Compensation expense related to stock options	857,399	1,699,259	1,233,517

Total stock compensation expense	$902,279	$858,694	$1,838,550

        As of December 31, 2009, there was approximately $313,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock grants.

Note 15. Interest Expense

        Interest expense, cash paid for interest, and capitalized interest were as follows for the years ended December 31, 2009 and 2008. There was no interest expense in 2007. We capitalize interest on frequency regulation plant construction projects.

	Year ended December 31,
	2009	2008
Interest on MassDev loan	$249,620	$59,294
Amortization of MassDev warrants	47,215	10,037
Less: Interest capitalized	(181,677)	2,121

Net interest expense	$115,158	$71,452

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 16. Income Taxes

        The components of the provision (benefit) for income taxes consisted of the following:

				Cumulative from May 8, 1997 (Date of Inception) to December 31, 2009
	Year ended December 31,
	2009	2008	2007
State—current	$4,316	$3,804	$3,506	$34,375
U.S. Federal—deferred	(6,246,252)	(8,287,246)	(3,972,977)	(59,989,898)
State—deferred	(960,673)	184,112	1,032,833	(6,662,822)
Increase in valuation allowance	7,206,925	8,103,134	2,940,144	66,652,720

Provision (benefit) for income taxes	$4,316	$3,804	$3,506	$34,375

        A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit	(34)%
State, net of federal effect	(6)
Valuation allowance provided	40

Effective rate	—%

        We adopted the provisions of ASC Topic 740 on January 1, 2007. Under ASC Topic 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The implementation of ASC Topic 740 did not result in a change to the estimated liability for unrecognized tax benefits at January 1, 2007. At December 31, 2009 and 2008, we had no unrecognized tax positions that would have an impact on our effective tax rate.

        The significant components of our deferred tax assets and liabilities consisted of the following at December 31:

	2009	2008
Long-term assets:
Net operating loss carryforwards	$59,215,066	$51,734,255
Research and development credits	3,988,463	3,776,079
Restructuring reserves	390,121	424,925
Tax depreciation less than book	(1,132,234)	(662,371)
Other	912,435	894,038

	63,373,851	56,166,926
Less valuation allowance	(63,373,851)	(56,166,926)

Net deferred tax assets	$—	$—

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)

        The valuation allowance increased by $7,206,925 in 2009, $8,103,134 in 2008 and $2,940,144 in 2007, primarily due to the generation of net operating loss carry forwards and research and development credits for which realization is not reasonably assured.

        The following approximates the net operating loss carry forwards and business credits we have available in the future for federal and state tax purposes:

	2009	2008
Net operating loss carry forwards available in the future:
Federal	$160,499,688	$141,287,000
State	77,419,534	61,609,000

Total net operating loss carry forwards available	$237,919,222	$202,896,000

Business credits available in the future:
Federal	$2,635,648	$2,508,000
State	1,352,815	1,268,000

Total business credits available	$3,988,463	$3,776,000

Beginning expiration date for net operating loss carry forwards	2017
Federal research and development credits beginning expiration date	2017
Income tax paid from inception	$34,374	$30,058

        The net operating loss carry forwards will begin to expire in 2017 for federal tax purposes and began to expire in 2002 for state tax purposes. The federal research and development credits begin to expire in 2017.

        Since the Company's formation, we have raised capital through the issuance of capital stock on several occasions, as well as transfers of common stock, which resulted in changes of control as defined by Section 382 of the Internal Revenue Code. We performed an analysis of our net operating losses and determined that, as of December 31, 2009, none of our loss carryforwards is subject to the annual limitation under Section 382. Subsequent ownership changes could limit the amount of net operating loss carryforwards and research and development credits that we can utilize annually to offset future taxable income.

        We have excess tax deductions related to equity compensation of approximately $0.9 million and $0.7 million in 2009 and 2008, respectively, of which the benefit will be realized when it results in a reduction of taxable income in accordance with ASC Topic 718.

        We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2009, tax years subject to examination by taxing authorities in the federal jurisdiction are 1997 and forward. The most significant state tax jurisdiction for the company is Massachusetts, and tax years subject to examination by taxing authorities in that jurisdiction are 2004 and forward. These tax years are still open to audit as our net operating losses incurred in those years may be subject to examination. We are currently not under any income tax examinations.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 17. Related Party Transactions

        There were no related party transactions during 2009 or 2008.

Note 18. Quarterly Results (Unaudited)

        In management's opinion, this unaudited information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future quarters.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$110,935	$281,705	$273,096	$302,685	$968,421
Gross profit (loss)	$(61,098)	$(3,938)	$26,252	$15,724	$(23,060)
Loss from operations	$(5,483,139)	$(4,696,423)	$(4,163,432)	$(4,601,037)	$(18,944,031)
Net (loss) income	$(5,539,919)	$(4,766,708)	$(4,092,081)	$(4,661,778)	$(19,060,486)
Loss per share—basic and diluted	$(0.05)	$(0.04)	$(0.03)	$(0.04)	$(0.16)
Weighted-average common shares outstanding	109,003,136	115,486,517	122,929,999	141,023,526	122,200,781

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$20,204	$28,188	$4,390	$15,349	$68,131
Gross profit (loss)	$20,148	$24,072	$(1,373)	$(27,721)	$15,126
Loss from operations	$(5,467,597)	$(5,507,822)	$(5,675,300)	$(7,187,873)	$(23,838,592)
Net (loss) income	$(5,287,336)	$(5,431,837)	$(5,620,733)	$(7,228,457)	$(23,568,363)
Loss per share—basic and diluted	$(0.06)	$(0.06)	$(0.06)	$(0.08)	$(0.26)
Weighted-average common shares outstanding	88,668,383	88,712,016	88,754,642	97,281,814	90,866,039

Note 19. Potential Delisting of the Company's Stock

        On September 16, 2009, we received a letter from the Nasdaq Stock Market indicating that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Stock Market based on Marketplace Rule 5550(a)(2). In accordance with Marketplace Rule 5810(c)(3)(A), we have been provided 180 calendar days, or until March 15, 2010, to regain compliance. We will not be able to satisfy Rule 5550(a)(2), under which our common stock must have a closing bid price of $1.00 or more for a minimum of 10 consecutive business days before March 15, 2010. As of the date of this filing, we have not had a closing bid price over $1.00, thus the Nasdaq Stock Market Staff will notify us that we do not comply with this rule. However, we expect to be granted an additional grace period of 180 days to achieve compliance. To obtain this additional 180 day grace period, we must meet the initial listing

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 19. Potential Delisting of the Company's Stock (Continued)

criteria, with the exception of the bid price, for the Nasdaq Stock Market. We believe we satisfy this requirement. However, there can be no assurance that we will be able to meet The Nasdaq Stock Market's minimum bid price requirements within the extended grace period and therefore may lose our eligibility for quotation on The Nasdaq Stock Market. Should our stock lose its eligibility to be quoted on The Nasdaq Stock Market, we will seek to have our stock quoted on the OTCBB. While we know of no reason that our stock will not be accepted for quotation on OTCBB, we cannot guarantee that acceptance.

Note 20. Subsequent Events

        We have evaluated subsequent events through March 15, 2010, which is the date the financial statements were issued.

        On each of February 5, February 22, and March 5, 2010, we sold Seaside 1,500,000 shares of Common Stock (4,500,000 shares total) for a purchase price of $0.3901, $0.3601 and $0.3529 per share, respectively (calculated upon a 14% discount to the volume weighted average market price of $0.4536, $0.4198 and $0.4103 per share, respectively, over a period of 10 days prior to each sale). From February 2009 through March 5, 2010, Seaside has purchased a total of 30,112,933 shares at a total price of approximately $16.2 million. The March 5, 2010 closing was the final stock purchase under the Seaside Common Stock Purchase Agreement.

        Because the stock was sold at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants. The three stock sales noted above resulted in an increase in the number of shares exercisable for the November 2005 warrants of 176,388 (to 6,291,118 shares total), and an adjusted exercise price as of March 5, 2010 of $1.04.

Note 21. Schedule II Valuation and Qualifying Accounts

	2009
Description	Balance at 1/1/2009	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2009
Product warranty	$35,212			$(4,169)	$31,043
Inverter Inventory reserve	894,594			(28,318)	866,276
Asset impairment reserve	1,062,313			(87,011)	975,302
Contract loss reserves	132,526	238,562		(113,390)	257,698

	2008
Description	Balance at 1/1/2008	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2008
Product warranty	$35,672			$(460)	$35,212
Accounts receivable reserve	2,568			(2,568)	—
Inverter Inventory reserve	1,367,280			(472,686)	894,594
Asset impairment reserve	1,066,246			(3,933)	1,062,313
Contract loss reserves	67,419	86,601		(21,494)	132,526

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 21. Schedule II Valuation and Qualifying Accounts (Continued)

        Product warranty—Deductions include amounts paid for materials, consultants, travel and freight costs to repair/replace our inverter systems under our five-year warranty.

        Accounts receivable reserve—In 2008, we wrote off an amount that had previously been reserved. No reserve was considered necessary in 2009.

        Inverter Inventory reserve—Our inverter inventory is fully reserved.

        Asset impairment reserve—In 2002, we recorded an asset impairment reserve for underutilized plant and equipment. In 2009 and 2008, we sold or disposed of certain assets and reduced the associated reserve.

        Contract loss reserve—We record a contract loss for anticipated losses on contract commitments based upon the difference between the total expected cost to complete the contracts and the revenue we expect to earn. The contract loss reserve is reduced as we incur expenses that will not be reimbursed under the terms of the contracts. See Note 8 for details of contract activity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting

        Our Management is responsible for establishing adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on that date.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

    3. Exhibits

        The exhibits are listed below under Part IV, Item 15(c) of this report.

  (c)
  Exhibits

Exhibit Number	Ref	Description of Document
3.1	(19)	Sixth Amended and Restated Certificate of Incorporation.
3.2	(19)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.
3.3	(19)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.
3.4	(22)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009.
3.5	(15)	Amended and Restated Bylaws, as amended.
3.6	(13)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.
4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.
4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.
4.3	(16)	Amendment No. 2 to Rights Agreement dated as of August 8, 2007.
4.4	(17)	Amendment No. 3 to Rights Agreement dated as of October 24, 2007.
4.5	(21)	Amendment No. 4 to Rights Agreement dated as of February 18, 2009.
4.6	(27)	Amendment No. 5 to Rights Agreement dated as of June 19, 2009.
4.7	(4)	Form of specimen stock certificate.
10.1	(1)
		Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.
10.2	(12)	Third Amended and Restated 1998 Stock Incentive Plan of the Company.
10.3	(13)	Form of Incentive Stock Option Agreement of the Company.
10.4	(13)	Form of Non-Qualified Stock Option Agreement of the Company.
10.5	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.

Exhibit Number	Ref	Description of Document
10.6	(12)	Employee Stock Purchase Plan of the Company.
10.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation.
10.8	(19)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.
10.9	+	Form of Warrant of the Company issued to GFI Tyngsboro, LLC on July 23, 2007. Filed herewith.
10.10	(5)	Form of Director and Officer Indemnification Agreement of the Company.
10.11	(13)	Form of Restricted Stock Unit Agreement of the Company.
10.12	(9)	Form of Warrant of the Company issued pursuant to the November 2005 financing.
10.13	(6)	Form of Warrant of the Company issued pursuant to the April 2005 financing.
10.14	(28)	Form of Warrant of the Company issued pursuant to the February 2007 financing.
10.15	(29)	Form of Warrant of the Company issued pursuant to the September 2007 financing.
10.16	(17)	Form of Warrant of the Company issued pursuant to the October 2007 financing.
10.17	(30)	Form of Warrant of the Company issued pursuant to the October 2008 financing.
10.18	(31)	Form of Warrant of the Company issued pursuant to the December 2008 financing.
10.19	(11)	Form of Warrant of the Company issued pursuant to the December 2009 financing.
10.20	(11)	Form of Additional Investor Rights Warrant issued pursuant to the December 2009 financing.
10.21	(6)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.
10.22	(7)	Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus 2000 Expansion, L.L.C.
10.23	(7)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus Capital, L.L.C.
10.24	(7)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.
10.25	(8)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.
10.26	(9)
		Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.
10.27	(10)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.
10.28	(10)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.

Exhibit Number	Ref	Description of Document
10.29	(10)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.30	(23)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and F. William Capp.
10.31	(23)	Employment agreement dated April 1, 2009 between the Company and James M. Spiezio.
10.32	(23)	Employment agreement dated April 1, 2009 between the Company and Matthew L. Lazarewicz.
10.33	(14)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.34	(14)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.35	(14)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
10.36	(14)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and F. William Capp.
10.37	(14)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and James M. Spiezio.
10.38	(14)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz.
10.39	(23)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and F. William Capp.
10.40	(23)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and James M. Spiezio.
10.41	(23)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and Matthew L. Lazarewicz.
10.42	(24)	Warrant Transfer and Cancellation Agreement dated January 21, 2009 between the Company and Quercus Trust.
10.43	(24)	Contract, dated January 28, 2009, between the Company and the U.S. Naval Sea Systems Command.
10.44	(25)	Contract, effective as of February 18, 2009 between the Company and American Electric Power, as agent for Columbus Southern Power Company.
10.45	(26)	Common Stock Purchase Agreement dated February 19, 2009 between the Company and Seaside 88, LP.
10.46	(27)	First Amendment to Common Stock Purchase Agreement, dated June 19, 2009, by and between the Company and Seaside 88, LP.
10.47	(20)	Promissory Note dated June 30, 2008 issued by Beacon Power Corporation to Massachusetts Development Finance Agency.

Exhibit Number	Ref	Description of Document
10.48	(20)	Security Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.49	(20)	Collateral Assignment of Lease Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.50	(20)	Form of Warrants issued on June 30, 2008 to Massachusetts Development Finance Agency.
21.1	+	Subsidiaries of the Company.
23.1	+	Consent of Miller Wachman LLP.
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

(10)
Incorporated by reference from the Form 10-Q filed on May 9, 2006 (File No. 000-31973).

(11)
Incorporated by reference from the Form 8-K filed on December 4, 2009 (File No. 000-31973).

(12)
Incorporated by reference from the Form S-8 filed on March 22, 2006 (File No. 333-132638).

(13)
Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(14)
Incorporated by reference from the Form 8-K filed on February 21, 2008 (File No. 000-31973).

(15)
Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).

(16)
Incorporated by reference from the Form S-3 filed on August 17, 2007 (Fine No. 333-145165).

(17)
Incorporated by reference from the Form 8-K filed on October 26, 2007 (File No. 000-31973).

(18)
Incorporated by reference from the Form 8-K filed on July 23, 2007 (File No. 000-31973).

(19)
Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).

(20)
Incorporated by reference from the Form 8-K filed on July 7, 2008 (File No. 000-31973).

(21)
Incorporated by reference from the Form 8-K filed on February 20, 2009 (File No. 000-31973).

(22)
Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).

(23)
Incorporated by reference from the Form 8-K filed on April 9, 2009 (File No. 000-31973).

(24)
Incorporated by reference from the Form 10-Q filed on May 11, 2009 (File No. 000-31973).

(25)
Incorporated by reference from the Form 8-K filed on February 26, 2009 (File No. 000-31973).

(26)
Incorporated by reference from the Form 8-K filed on February 20, 2009 (File No. 000-31973).

(27)
Incorporated by reference from the Form 8-K filed on June 22, 2009 (File No. 000-31973).

(28)
Incorporated by reference from the Form 8-K filed on February 13, 2007 (File No. 000-31973).

(29)
Incorporated by reference from the Form 8-K filed on September 10, 2007 (File No. 000-31973).

(30)
Incorporated by reference from the Form 8-K filed on October 10, 2008 (File No. 000-31973).

(31)
Incorporated by reference from the Form 8-K filed on December 22, 2008 (File No. 000-31973).

+
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION
By:	/s/ F. WILLIAM CAPP F. William Capp President and Chief Executive Officer
Date: March 15, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. WILLIAM CAPP F. William Capp	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2010
/s/ JAMES M. SPIEZIO James M. Spiezio	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010
/s/ VIRGIL G. ROSE Virgil G. Rose	Chairman of the Board	March 15, 2010
/s/ STEPHEN P. ADIK Stephen P. Adik	Director	March 15, 2010
/s/ DANIEL E. KLETTER Daniel E. Kletter	Director	March 15, 2010
/s/ JACK P. SMITH Jack P. Smith	Director	March 15, 2010
/s/ EDWARD A. WEIHMAN Edward A. Weihman	Director	March 15, 2010