Form 10-K/A
period 2009-12-31
BEACON POWER CORP
filed 2010-04-30
CIK 1103345

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

          The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of April 26, 2010 was 182,216,412.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with Securities and Exchange Commission on March 15, 2010, to include the information required by Part III of Form 10-K. The information required by Items 10 - 14 of Part III is no longer being incorporated by reference to Proxy Statement related to the Company's 2010 Annual Meeting of Shareholders. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. Except as described above, no other changes have been made to the Annual Report as originally filed. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

-i-

-ii-

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Members of the Board of Directors

        Each of the following individuals presently serves on our Board of Directors. Beginning with our proxy statement for the 2010 Annual Meeting this year, the Securities and Exchange Commission's rules require us to discuss briefly the specific experience, qualifications, attributes, or skills that led the Board to conclude that each director or nominee for director should serve on our Board of Directors. We have provided this discussion in a separate paragraph immediately below the biographical information provided by for each director.

        As you read the new disclosure, please keep the following points in mind: First, any specific qualification, attribute or skill that is attributed to one director should not necessarily imply that other directors do not possess that qualification, attribute or skill. Second, this disclosure does not impose on the director any duties, obligations or liability that are greater than the duties, obligations, and liability imposed on each other member of the Board.

        Because the discussion of the specific experience, qualifications, attributes or skills of a director is to be made each year in light of the Company's business and structure at that time, the content of this discussion may change for one or more directors in future years.

F. William Capp, age 61 (director since 2001)

        Mr. Capp has served as our President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company. Mr. Capp received a Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Masters Degree in Mechanical Engineering from the University of Michigan.

        The Company believes that Mr. Capp's business expertise as Chief Executive Officer, including his extensive knowledge of the day-to-day operations of the Company and the issues that it faces, together with his engineering background and his manufacturing and operations experience, give him the qualifications and skills to serve as a Director.

Stephen P. Adik, age 67 (director since 2004)

        Mr. Adik served as Vice Chairman at NiSource Inc. (NYSE: NI), a Fortune 500 electric, natural gas and pipeline company, from December 2000 until his retirement in December 2003. He served on the Board of NiSource from December 2000 to May 2005. He is a member of the Board of Directors and Chairman of the Audit Committee of NorthWestern Corporation, an electric and natural gas company, and a member of the Board of Directors of American Water Works Company, a national provider of water and waste water treatment. He is also a member of the Board of Directors of the Chicago South Shore and South Bend Railroad, a regional railroad company and the Dearborn Mid-West Conveyor Company, a supplier of material handling equipment to the automotive and bulk materials industry. Mr. Adik received a Bachelor of Science degree in Mechanical Engineering from the Stevens Institute of Technology, and an MBA degree in Finance from Northwestern University.

        The Company believes that Mr. Adik's financial expertise, utilities and engineering background, leadership abilities and service as a director for other public companies give him the qualifications and skills to serve as a Director.

Daniel E. Kletter, age 71 (director since October 2006)

        Mr. Kletter is an independent consultant with more than 29 years of operating management, acquisition and director experience. From 1999 to 2001 he was with ING-BARINGS/ABN-AMRO,

where he was Managing Director in the Industrial Manufacturing and Technology Group. Mr. Kletter serves on the Board of Directors of Power Curbers, Inc. Mr. Kletter received a Bachelor of Science in Mechanical Engineering from the University of Notre Dame, and a Masters Degree in Business Administration from Northwestern University.

        The Company believes that Mr. Kletter's manufacturing and operations experience, engineering and international business background, and past service as a director on other company and association boards give him the qualifications and skills to serve as a Director.

Virgil G. Rose, age 64 (director since January 2007)
    Chairman of the Board of Directors since August 2009

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

        The Company believes that Mr. Rose's experience in utilities, familiarity with the regulatory environment of the electric industry, engineering background, and leadership abilities give him the qualifications and skills to serve as a Director and as Chairman of the Board of Directors.

Jack P. Smith, age 61 (director since 2001)

        Mr. Smith is Chairman, Director and co-owner of Silversmith Inc., a producer of natural gas well metering and automated data reporting systems. Mr. Smith co-founded Silversmith Inc. in 2003. Prior to his current engagement with Silversmith, Mr. Smith was President and CEO of Holland Neway International, a leading producer of commercial vehicle suspensions and brake systems. Mr. Smith also serves on the Board of Directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago and Weasler Engineering in Wisconsin. He is a Trustee of Grand Valley State University Foundation. Mr. Smith received a Bachelor of Science and Masters Degree in Mechanical Engineering and a Masters Degree in Business Administration from the University of Michigan.

        The Company believes that Mr. Smith's entrepreneurial background, manufacturing and engineering experience and leadership abilities give him the qualifications and skills to serve as a Director.

Edward A. Weihman, age 61 (director since 2007)

        Mr. Weihman is currently President of Kirkwood, Weihman & Co., LLC, a consulting firm serving the oil and gas industry. He was a Managing Director at Dresdner Kleinwort and a predecessor firm, Wasserstein Perella, from 1995 to 2006, where he was engaged in the mergers and acquisitions business for the firm's natural Resources and Utility clients. Mr. Weihman received a Bachelor of Arts degree from Williams College and a Masters Degree in Business Administration from Columbia University.

        The Company believes that Mr. Weihman's financial expertise, particularly in the energy industry, and M&A background, gives him the qualifications and skills to serve as a Director.

Executive Officers

        The names, ages, current positions and principal occupations during the last five years of our current executive officers are described below:

Name	Age	Position
F. William Capp	61	President and Chief Executive Officer
Matthew L. Lazarewicz	59	Vice President of Engineering and Chief Technical Officer
James M. Spiezio	62	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
Judith Judson	37	Vice President, Asset Management and Market Development

F. William Capp

        Mr. Capp's background and business experience is noted above under "Members of the Board of Directors."

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

James M. Spiezio

        Mr. Spiezio joined our Company in May 2000. He has served as Vice President of Finance, Chief Financial Officer and Treasurer since July 2000, Secretary since March 2001, and was our Corporate Controller from May 2000 to July 2000. He has over twenty-seven years of diversified manufacturing and financial management experience. Mr. Spiezio is a graduate of the Indiana University School of Business.

Judith Judson

        Ms. Judson joined our Company in January 2008 as Director of Regulatory and Market Affairs. She was appointed as Vice President, Asset Management and Market Development in April 2010. Prior to joining Beacon Power, Ms. Judson worked as a consultant to businesses in the energy sector from April 2007 through January 2008, served as a Commissioner and Chairman of the Massachusetts Department of Telecommunications and Energy from 2005 through April 2007, and ran as a candidate for State Representative in the 13th Essex District of Massachusetts in 2004. Ms. Judson received her Bachelor of Science in Mechanical Engineering from Kettering University and a Master of Business Administration from Harvard Business School.

Board Leadership Structure

        In August 2009, the Board of Directors formally appointed a Chairman of the Board, to recognize the differences between the roles of Chief Executive Officer and of Chairman of the Board. The CEO articulates management's view of the Company's strategic direction and provides day-to-day leadership, while the Chairman of the Board provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board. Our Board is comprised of six directors, five of whom are independent directors. As discussed below, we have four standing Board committees, all of which are comprised entirely of, and are chaired by, independent directors. We believe that this leadership structure has been effective for the Company by providing a balance of power with strong independent leadership.

Board's Role in Risk Oversight

        The Board's role in the Company's risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate "risk owner" within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives a report, the Chairman of the relevant committee reports on the discussion to the full Board during the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Board of Directors' Meetings and Committees

        Meetings.    During the fiscal year ended December 31, 2009, our Board of Directors held 16 meetings. Each director attended more than 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the period.

        Committees.    Our Board of Directors has established four standing committees: the Audit Committee, the Compensation Committee, Finance Committee and the Nominating and Governance Committee. No member of any of these committees is an employee of Beacon. Effective April 1, 2010, the membership of each committee is listed below.

Audit	Compensation	Nominating and Governance	Finance Committee
Stephen P. Adik, Chair	Jack P. Smith, Chair	Virgil G. Rose, Chair	Daniel E. Kletter, Chair
Edward A. Weihman	Stephen P. Adik	Daniel E. Kletter	Stephen P. Adik
Daniel E. Kletter	Virgil G. Rose	Jack P. Smith	Edward A. Weihman

        Audit Committee.    Under the rules of the Nasdaq Stock Market, our Audit Committee must have at least three members, all of whom must be independent. All members of our Audit Committee qualify as independent as defined in the Nasdaq Stock Market and SEC rules. Mr. Adik and Mr. Kletter are each qualified as an Audit Committee Financial Expert, as defined by the SEC. The Audit Committee is appointed by and reports to our Board of Directors. Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of our independent auditors, review of the scope and results of our independent auditors' audit activities, evaluation of the independence of our independent auditors and review of our accounting controls and policies, financial reporting practices and internal audit control procedures and related reports. During the last fiscal year, the Audit Committee held 8 meetings. The Audit Committee's charter can be found on our website at www.beaconpower.com.

        Compensation Committee.    Our Compensation Committee has the authority to set the compensation of our Chief Executive Officer and all other executive officers and has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation and establishing and reviewing general policies relating to compensation and benefits of employees. The Compensation Committee administers our Third Amended and Restated 1998 Stock

Incentive Plan and Employee Stock Purchase Plan. Messrs. Adik, Smith and Rose are non-employee directors who have no interlocking relationships as defined by the SEC, and are all independent pursuant to the rules of the Nasdaq Stock Exchange applicable to members of this committee. The Compensation Committee held 12 meetings during the last fiscal year. The Compensation Committee's charter can be found on our website at www.beaconpower.com.

        Nominating and Governance Committee.    The Nominating and Governance Committee recommends to the Board corporate governance guidelines applicable to the Board and to the Company and oversees the effectiveness of our corporate governance in accordance with those guidelines. The committee also identifies individuals qualified to become Board members, reviews the qualifications of nominee directors and recommends to the Board the director nominees for annual meetings of stockholders and candidates to fill vacancies on the Board. Additionally, the committee recommends to the Board the directors to be appointed to Board committees. While the committee does not have a formal diversity policy for Board membership, the Board seeks directors who represent a mix of backgrounds, perspective and experiences that will enhance the quality of the Board's deliberations and decisions.

        A stockholder may nominate a person for election as a director by complying with Section 2.2 of our By-Laws, which provides that advance notice of a nomination must be delivered to us and must contain the name and certain information concerning the nominee and the stockholders who support the nominee's election. A copy of this By-Law provision may be obtained by writing to Beacon Power Corporation, Attn: James M. Spiezio, Secretary, 65 Middlesex Road, Tyngsboro, Massachusetts 01879. Director nominees recommended by our stockholders will be considered on the same terms as other nominees. All members of our Nominating and Governance Committee qualify as independent pursuant to the rules of the Nasdaq Stock Market. The Nominating and Governance Committee held 5 meetings during the last fiscal year. The charter for our Nominating and Governance Committee can be found on our web site at www.beaconpower.com.

        Finance Committee.    The Finance Committee is appointed by the Board of Directors to assist the Board in monitoring material financial matters involving: (1) debt undertaken by the Company; (2) equity raised by the Company; (3) share splits or retirement of shares by the Company; (4) cash dividends or share dividends paid by the Company; (5) acquisitions and divestures; (6) significant changes in Company ownership; (7) project finance for the Company and/or for affiliates that it may sponsor; and (8) such other matters as are similar or related to these matters, or which the Board considers to be necessary or advisable. While the Committee has the responsibilities and powers set forth in its Charter, it is not the duty of the Committee to plan or conduct financial transactions nor does the Committee have any oversight responsibility with respect to the Company's financial reporting. The Finance Committee held 7 meetings during the last fiscal year. The Finance Committee's Charter can be found on our website at www.beaconpower.com.

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

Code of Conduct

        We have adopted and maintain a code of conduct that applies to all of our employees, including our chief executive officer, our chief financial officer and other senior financial officers. A copy of our Corporate Code Of Conduct can be found on the Internet at our website www.beaconpower.com, or by request, free of charge by writing to our Investor Relations Department at our principal executive office, 65 Middlesex Road, Tyngsboro, MA 01879. We intend to disclose on our website any amendments to the Code, or any waiver from a provision of the Code, affecting our chief executive officer, our chief financial officer or any of our other senior financial officers.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Directors, officers and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, during our fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our directors, officers and ten percent stockholders were satisfied.

Communication with Our Board of Directors

        Our Board of Directors provides a process for our stockholders and other interested parties to send communications directly to our non-employee directors. Any person who desires to contact the non-employee directors may do so by writing to: Board of Directors, c/o Beacon Power Corporation, 65 Middlesex Road, Tyngsboro, Massachusetts 01879.

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

        Our Audit Committee also provides a process to send communications directly to the committee about our accounting, internal accounting controls or auditing matters. Any person who desires to contact the Audit Committee regarding such matters may do so by writing to Audit Committee of the Board of Directors, c/o Beacon Power Corporation, 65 Middlesex Road, Tyngsboro, Massachusetts 01879.

        Communications received by mail will be forwarded directly to the Chair of the Audit Committee. The Chair of the Audit Committee, in his discretion, will forward such communications to other directors, members of our management or such other persons as he deems appropriate. The Chair of the Audit Committee, or, if appropriate, our management, will respond in a timely manner to any substantive communications from a stockholder or an interested party.

AUDIT COMMITTEE REPORT

        The Audit Committee of our Board of Directors is composed of three members and acts under a written charter. All members of the Audit Committee are independent directors, as defined by its charter and the rules of the Securities and Exchange Commission and Nasdaq Stock Market.

        In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2009, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with Miller Wachman LLP, our independent auditors for the fiscal year ending December 31, 2009, the matters required to be discussed by Statement of Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board and (iii) received the written disclosures and the letter from Miller Wachman LLP required by applicable requirements of the Public Company Accounting Oversight board regarding Miller Wachman LLP's communications with the audit committee concerning independence, and has discussed the independence of Miller Wachman LLP with such firm. Based on the review and discussions referred to above, among other things, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Submitted by the Audit Committee:
Stephen P. Adik, Chair Daniel E. Kletter Edward A. Weihman

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Executive Summary

        Our executive compensation and benefit program has been designed to encourage our named executive officers (our chief executive officer, or CEO; our chief financial officer, or CFO; and our chief technology officer, or CTO) to pursue our strategic objectives while effectively managing the risks and challenges inherent in a development stage company transitioning into a commercial company. We created a compensation package that combines short and long-term components through a mix of base salary, bonus and equity compensation, in the proportions we believe are most appropriate to incentivize and reward our executive officers for achieving our strategic objectives. Moreover, the program is designed to be competitive with comparable employers and to align management's incentives with the long-term interests of our stockholders. Our compensation-setting process consists of establishing targeted overall compensation for each executive officer and then allocating that compensation among fixed and variable elements. At the executive level, we design the incentive compensation to reward company-wide performance, shareholder value creation, and the achievement of specific financial, operational and strategic objectives.

        The Compensation Committee, after considering the Company's cash position as of the end of 2008, cash requirements for 2009, and the Company's business plan for 2009, decided to hold the executive officers' salaries at the 2008 level for 2009. Given market conditions and our stock price as of the beginning of 2009, the Compensation Committee also decided to recalibrate the 2009 executive equity award structure. During recent years, the Compensation Committee had targeted the long-term equity incentive grants to the executive officers at 100% of base salary for our CEO and at 55% of base salary for our CFO and CTO, with the grant size calculated using the Black-Scholes fair value. When evaluating the incentive structure for 2009, the Compensation Committee determined that the use of the Black-Scholes formula when the market price for our stock was lower than in prior years would have resulted in granting a significantly larger number of options and Restricted Stock Units (RSUs) than in prior years. The Compensation Committee believed that this was not appropriate and after receiving guidance from its compensation consultants, an alternative methodology was used to set long-term incentives. The revised method used to calculate the 2009 grants was to simply apply a factor of 120% as a function of the number of options and RSUs granted for 2008. As a result of this change in methodology, the percentage of total compensation that was variable and based on the performance of the Company dropped from 58% to 47% for our CEO, and from 46% to 36% for our CFO and CTO. However, our Compensation Committee believes that our compensation program remains a performance-oriented structure, with an appropriate portion of compensation at risk for our executive officers.

        In 2009 our executive officers' performance relative to strategic objectives resulted in a 90% payout of the targeted bonus amount. The objectives for 2009 had five primary components: (1) funding, (2) reliable operation of our flywheel systems and cost reductions on both flywheel systems and balance of plant, (3) breaking ground at our Stephentown site, (4) improvement of our economics through favorable tariff improvements, and (5) work on alternative applications. In addition, there were stretch objectives for a "take or pay" agreement, agreements for sales outside the United States or funding from the stimulus legislation. In summary, the key targeted objectives and results were as follows:

  •
  On funding, the targets for the year were exceeded in a very challenging economic environment

  •
  On reliable operations of our flywheel systems and cost reductions on both flywheel systems and the balance of plant, the targets for the year were exceeded

  •
  On breaking ground at our Stephentown site, the target was met

  •
  On improving the economics through favorable tariff improvements and work on alternative applications, the targets were met.

        On the stretch objectives, the target for funding from stimulus legislation was exceeded. The overall evaluation of performance to targets for 2009 was that as a percentage of targeted objectives, an appropriate rating would be approximately 120%. However, the Compensation Committee, upon reviewing the results of executive performance for 2009 determined that an award of 90% was appropriate. The Compensation Committee took this discretionary position that while management had performed well on its targets, the reduction in stock price during 2009 warranted a lower than target payout. The Compensation Committee determined that 90% was a fair payout.

Role of Our Compensation Committee

        Our Compensation Committee approves, administers and interprets our executive compensation policies. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code, "non-employee directors" for purposes of Rule 16b-3 under the Exchange Act and "independent directors" for purposes of the rules of the Nasdaq Stock Market. Our Compensation Committee has three members: Mr. Stephen P. Adik, Mr. Virgil G. Rose and Mr. Jack P. Smith, who chairs the committee.

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

        Messrs. Adik, Smith and Rose are non-employee directors who have no interlocking relationships as defined by the SEC, and are all independent pursuant to the rules of the Nasdaq Stock Market applicable to members of this committee.

Role of Compensation Consultant

        The Compensation Committee generally engages an independent compensation consultant to provide a market perspective on executive compensation matters. Towers Watson (formerly known as Watson Wyatt) has served as the Compensation Committee's consultant since 2005. During that time, the Compensation Committee has utilized Towers Watson for various activities, including but not limited to peer group development, competitive market analysis, incentive plan design and assistance in pay determination. During 2009, we paid Towers Watson approximately $41,000 for all services provided. None of these services related to matters outside of our executive compensation program. The Compensation Committee expects to continue to engage an outside advisor in the development of programs and pay setting activities.

Role of our Executive Officers

        The role of our CEO and CFO is to allocate the compensation pool approved by the Compensation Committee among all our other employees and to provide recommendations to the Compensation Committee in regard to any equity compensation to be granted to other employees.

        During the transition from development stage to commercial production, we have aligned the compensation structure of all other employees to the same company-wide strategic objectives and performance as the executive officers' compensation. As we move into volume production of commercial products, we will continue to evaluate the effectiveness of company-wide strategic objectives. If we determine that company performance would be improved by combining these objectives with specific operational goals within areas we will modify our programs.

Program Participants

        Our executive officers in 2009 were:

  •
  F. William Capp, Chief Executive Officer (CEO)

  •
  James M. Spiezio, Chief Financial Officer (CFO)

  •
  Matthew L. Lazarewicz, Chief Technical Officer (CTO)

On April 26, 2010, our Board of Directors promoted Judith Judson, from Director of Regulatory and Market Affairs to Vice President, Asset Management and Market Development. As an executive officer of the Company, she is eligible to participate in our 2010 executive officer compensation programs. Because she was not an executive officer during fiscal year 2009, her compensation is not presented for such year in this proxy statement.

Development of a Formal Compensation Program

        Our Compensation Committee has taken the following steps to ensure that our compensation and benefit programs for executive officers are consistent with our compensation philosophy and our corporate governance guidelines:

  •
  Beginning in 2005, the committee engaged and directed Towers Watson, as our independent executive compensation and benefits consultant, to assess the competitiveness of our compensation program, and provide a high-level review of our long-term incentive plan

  •
  With the assistance of ongoing input from Towers Watson, we have developed appropriate compensation packages by targeting a competitive level of pay as measured against our peer group described below

  •
  We have maintained a practice of reviewing the performance and determining the total compensation earned, paid or awarded to our Chief Executive Officer independent of input from him

  •
  We have developed compensation guidelines for our Chief Financial Officer and Chief Technical Officer with assistance from our Chief Executive Officer, and determined what we believe to be appropriate total compensation based on competitive levels as measured against our peer group

  •
  We have maintained the practice of holding executive sessions, without executive officers present, at every Compensation Committee meeting

  •
  For the remainder of the management team the Compensation Committee and executive officers review the compensation program to insure consistency with our compensation philosophy and governance guidelines.

        Based on these efforts and examinations, the Compensation Committee developed a compensation program intended to be in place for the next several years and continues to monitor this program to insure its effectiveness.

Market Referencing

        To test the competitiveness of our compensation program, Towers Watson was engaged to compare our compensation practices and levels to a group of specific peer companies, representative of companies of similar size and industry. As our company continues to grow, Towers Watson analyzes and updates the compensation benchmarking peer group where appropriate. The recommended changes, if any, in the peer group is then presented to the Compensation Committee for approval. In 2007, Towers Watson helped us to select a comparison group using the following criteria:

  •
  Publicly-traded companies subject to disclosure requirements governed by the SEC

  •
  Companies that operate in the capital goods sectors or select companies in the clean technology industry

  •
  Companies that are similar in size to the company:

  •
  Market capitalization—generally within a range of .5X - 2.5X of our own

  •
  Revenue—generally within a range of $0 to $50 million

  •
  Companies that are generally in a similar business stage.

        In 2009, Towers Watson and the Compensation Committee reviewed the peer group previously selected and determined that the following peer group of 11 companies continues to be appropriate and no changes were recommended:

  •
  Active Power Inc.

  •
  Akeena Solar Inc.

  •
  Ascent Solar Technologies

  •
  Capstone Turbine Corporation

  •
  Daystar Technologies Inc.

  •
  Evergreen Energy Inc.

  •
  Hoku Scientific Inc.

  •
  Ocean Power Technologies Inc.

  •
  Satcon Technology Corporation

  •
  Spire Corporation

  •
  UQM Technologies, Inc.

        The Compensation Committee engaged Towers Watson in December 2009 to update its 2007 benchmarking analysis. The analysis consisted of assessing our named executive officer compensation against that of the peer group. The analysis specifically reviewed base salaries, annual incentive targets, long-term incentive levels and overall total direct compensation. As a group, our named executive officers' base salaries in 2009 were between the 25th and 50th percentile of the peer group, while target total direct compensation (TDC) was closer to the market 50th percentile (CEO TDC approximated the market 30th percentile). The Committee also reviewed annual and three year Total Shareholder Return (TSR) performance of the company versus its peer group and the Russell 2000 (small cap index). It was determined that the Company underperformed the peer group and index with regards to shareholder return.

        We intend to continue our strategy of providing competitive compensation opportunity to our executive officers, through programs that emphasize performance-based incentive compensation in the form of cash and equity. To that end, total executive compensation is structured to ensure that, due to the nature of our business, there is an equal focus on our operational and financial performance and stockholder return. We believe that the positioning of our executive officer compensation was consistent with our financial performance, the individual performance of each of our executives and the interests of our stockholders. We also believe that the total compensation was reasonable in the aggregate. Further, in light of our compensation philosophy, we believe that the total compensation package for our executive officers should continue to consist of base salary, annual cash incentive awards (bonuses), long-term equity-based incentive compensation, and certain other benefits.

        The competitive posture of our total annual direct compensation will vary from year to year based on our results and individual performance. as compared to the performance of the peer group companies and the respective level of annual performance bonus awards made to their executives.

Components of Compensation Program

        Our performance-driven compensation program has both short-term and long-term components. Our executive officers' compensation is defined in the Executive Agreements (which are further detailed in the section titled "Executive Officer Employment Agreements" below). All of our other employees are employees at will. However, all of our employees participate in the compensation programs as noted below.

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

Base Salary

        Base salary rewards the experience, skills, knowledge and responsibilities required of each of our executive officers and reflects competitive market conditions. The factors considered in determining salary and annual increases to salary, which are typically adjusted effective January 1 of each year, are:

  •
  Experience

  •
  Functional role

  •
  Level of responsibility

  •
  Performance and accomplishments

  •
  Comparisons against market benchmarks described earlier in this discussion

  •
  Trends in compensation for the geographic region

  •
  Professional effectiveness including leadership, commitment, creativity and team building

  •
  Knowledge, skills, attitude and focus

  •
  Competitive market for corresponding positions within comparable geographic areas and industries

        Using the criteria outlined above, our Compensation Committee works directly with its independent compensation consultant to determine the compensation recommendations that our Compensation Committee makes to our Board of Directors regarding specific compensation actions for the executive officers. The Compensation Committee evaluates each executive officer's base salary in terms of his individual performance and his relative percentile performance to the peer group. However, after considering the Company's cash position as of the end of 2008, cash requirements for 2009, and the Company's business plan for 2009, the Compensation Committee decided to hold the executive officers' salaries at the 2008 level for 2009. The executive officers' base salaries were as follows:

Executive Officer	2008 Base Salary	2009 Base Salary	% Increase
F. William Capp	$296,125	$296,125	0.0%
James M. Spiezio	210,813	210,813	0.0%
Matthew L. Lazarewicz	189,280	189,280	0.0%

Performance Bonus

Overview of Performance Bonus Program

        Awards under the performance bonus program are based on a quantitative and qualitative review of all of the facts and circumstances related to the Company and each executive's or employee's performance. An executive officer may receive awards from zero to 100% of his target bonus based on the review of results. Additional awards of up to 70% of the target bonus may be awarded for performance at levels above targeted goals and objectives or improvement in the timing of achieving certain results. The criteria for these potential additions to the bonus are clearly defined as part of establishing the potential bonus structure each year.

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

        The Compensation Committee evaluates each executive officer as well as our other key employees once each year based on the achievement of set goals. This review is typically done during the first quarter of the year. We review final results for the year versus pre-determined objectives and begin discussions regarding performance objectives for the current fiscal year. Performance bonuses, at the discretion of the Compensation Committee, may be awarded in the form of cash or RSUs and equity-based awards. During recent years, the performance bonuses have been paid in cash.

        Total compensation for our executive officers may vary significantly from year to year, based on the percentage of achievement of goals. In addition, the value of equity awards in either RSUs or stock options may vary significantly in value based on the performance of our stock price.

Discretionary Bonus

        Additional discretionary awards of the target bonus may be awarded for performance to targets that emerge subsequent to the establishment of the year's bonus program or other achievements not previously identified, or performance to existing targets that is greater or timelier than the target.

2009 Performance Bonus and Resulting Bonus Payout

        Our business strategy is to become a leader in providing frequency regulation services to the electrical grid. We intend to build our service business through our internal research efforts, our use of proprietary technologies, expansion of manufacturing capabilities and our deployment of facilities dedicated to providing economically-viable frequency regulation services to the electrical grid. In order to accomplish these goals, we will need to expand manufacturing capabilities, acquire appropriate locations for installation of our flywheel systems and raise additional financing. We must also focus on continually strengthening our management and technical teams, in order to provide the human resources necessary to carry out our business objectives.

        In 2009, we made progress in executing our strategic plan. For 2009, the target performance goals and results were as follows:

Metrics	Comments on results	Potential Value (% of Bonus Award)	Value Awarded Based on Achievement (% of Bonus Award)

Funding: Goals related to continued funding of basic cash burn; progress on DOE loan application; and debt or equity funding to support DOE-required equity contribution and beyond.	Seaside funding was completed on schedule in March 2010. The DOE loan application was approved by the credit review board, making us the first public company and the second of 16 applicants to receive the commitment. We raised over $20 million in a December 2009 financing, providing funding for the remaining equity commitment for Stephentown and a portion of our goals outside of the DOE requirements.	25	25
25kWh flywheel development: Goals related to achieving and maintaining reliable operation on flywheels and the Smart Energy Matrix System connected to grid operators; significant progress on cost reductions for both flywheel and balance of plant	We made continuous improvement, redesigning motor generators to address an overheating issue, and achieved 3MW capacity in service. We met our goals on both flywheel and other cost reductions on an accelerated timeframe that earned a bonus under the plan metrics.	20	26
Financial reporting: Institute monthly reporting of financial results from regulation operations to the Board of Directors; develop an investor relations package; update and validate internal financial forecasting model.	We met each of our goals in this area.	15	15

Metrics	Comments on results	Potential Value (% of Bonus Award)	Value Awarded Based on Achievement (% of Bonus Award)

Deployment: Goals related to maintaining high operational availability in Tyngsboro, groundbreaking in Stephentown, and adding 1MW of revenue service at AEP site in PJM Interconnection and 5MW of revenue service in New York.	We achieved about one-half of the goals relating to operational availability by solving motor issues, making progress on balance issues and achieving cost reductions. We broke ground in Stephentown in November, behind schedule. The goals relating to adding 1 MW at AEP and 5 MW in New York were not met.	15	7
Market Access: Work with ISOs on market changes and related developments that will support non-discriminatory treatment of alternative energy storage technologies.	We met or exceeded our goals in this area. In NYISO, favorable market tariff and associated software changes were approved by FERC in May 2009, earlier than our target. ISONE is now running a NYISO-style regulation dispatch signal and is creating a working group to develop signal changes. An improved dispatch signal for storage is in place in PJM. MISO favorable market tariff and software modifications are effective January 2010. Progress made with CAISO and we are exploring markets in Canada, ERCOT, Europe and elsewhere.	15	18
R&D contracts, government and other goals: Meet deliverables under Tehachapi contract; update corporate web site; refine IR strategy and communications; expand favorable MA carbon credit treatment to other states; safety goals; and convert Green Box into "Smart Grid Laboratory".	We have met deliverables for Tehachapi but the prime contractor has delayed the schedule. We met goals relating to investor relations and safety. Our new corporate web site was completed behind schedule. We did not meet goals relating to expanding the MA carbon credits to other states or creating our "Smart Grid Laboratory".	5	4
Additional revenue sources: Obtain a contract from state or federal agency or strategic partner to provide additional funding, e.g., Navy project or NYSERDA.	We announced a $2 million NY State Energy Research and Development Authority (NYSERDA) contract, which is being finalized in conjunction with the DOE loan.	5	5

Metrics	Comments on results	Potential Value (% of Bonus Award)	Value Awarded Based on Achievement (% of Bonus Award)

Stretch goals: Stretch goals would permit bonus amounts above the targets, for (a) signing a "take or pay" agreement with a third party for frequency regulation services (up to additional 15% of bonus award), (b) selling services or a system outside of the US (up to 15%), (c) receiving funding from the federal stimulus legislation (up to 20%), or (d) success in promoting regulatory or legislative energy storage incentives (up to 20%).	We were awarded a $24 million grant from the DOE for our second 20MW plant, to be located in Illinois. We did not meet our other stretch goals.	70	20
	Totals	170	120
	Discretionary adjustment		(30)
	Bonus % Awarded		90

        The overall evaluation of performance to targets for 2009 was that as a percentage of targeted objectives, an appropriate rating would be approximately 120%. However, the Compensation Committee, upon reviewing the results of executive performance for 2009 determined that an award of 90% was appropriate. The Compensation Committee took this discretionary position that while management had performed quite well on its targets, the reduction in stock price during 2009 warranted a lower than target payout. The Compensation Committee determined that 90% was a fair payout. Accordingly, for our executive officers, the targeted and actual bonuses paid in cash in March 2010 for our 2009 performance plan were as follows:

Name	2009 Base Salary	Targeted Bonus Potential as a % of Salary	2009 Target Bonus Potential	Bonus Percent Awarded (as a % of Target)	Bonus Amount Earned
F. William Capp	$296,125	50.0%	$148,063	90.0%	$133,256
James M. Spiezio	210,813	35.0%	73,785	90.0%	66,406
Matthew L. Lazarewicz	189,280	35.0%	66,248	90.0%	59,623

        The bonus potential as a percent of salary is defined in the executive officers' Employment Agreements with the Company. These agreements are further described below.

Long-term Compensation

        At present, our long-term compensation for executive officers consists of a combination of common stock options and RSUs, all with a three year vesting period, and performance stock units (PSUs) tied to achieving specific longer term objectives. We believe this strategy of utilizing a combination of options, RSUs and PSUs is appropriate for aligning the interests of our executive officers with those of our stockholders over the long-term, focuses on attaining key operational milestones, and provides an effective retention feature. All options, RSUs and PSUs are granted under our Third Amended and Restated 1998 Stock Incentive Plan. Our practice is to grant stock options and

RSUs on an annual basis at the time of annual performance review. The typical target expected value of the annual long term incentive grant is 100% of base salary for our CEO and 55% of base salary for our CFO and CTO. Given market conditions and our stock price as of the beginning of 2009, the Compensation Committee decided to recalibrate the 2009 executive equity awards, because use of the Black-Scholes formula when the market price for our stock was lower than in prior years would have resulted in granting a significantly larger number of options and RSUs. After receiving guidance from its compensation consultants, the Board decided to calculate the 2009 executive officers' equity grants at 120% of the number of options and RSUs granted for 2008. As a result, the percentage of total compensation that was variable and based on the performance of the Company dropped from 58% to 47% for our CEO and from 46% to 36% for our CFO and CTO. In addition, PSUs were last granted in 2006 as a special grant to motivate the executives to achieve specific long-term financial objectives. These PSUs cliff vest in 2009 or 2010 based upon the achievement of the specified objectives. Management did not meet those objectives for 2009, and does not expect to meet them for 2010, so no PSUs will vest from the 2006 grant. Although no additional PSUs were granted in 2007, 2008 or 2009, the Compensation Committee continues to consider PSUs a key component of our long-term compensation strategy because of their multi-year performance approach. The 2006 PSUs have been terminated in 2010, and are being replaced in 2010 with an annual PSU plan that will cliff vest based upon achieving newly-specified objectives.

        We analyze the following when we set the number of options or RSUs to be granted to each executive. On an individual basis, we compare:

  •
  The fair value of the grants using a Black-Scholes valuation for equity awards that is consistent with the Accounting Standards Codification Topic 718

  •
  The number of common stock options and RSUs granted by position

  •
  The competitive level of our equity-based compensation practices versus the market based upon our peer group, including levels, share usage levels, dilution and overall equity plan expense.

        Each of the three elements of our LTI program—stock options, restricted stock units and performance stock units—is discussed in more detail below.

Common Stock Option Grants

        Our common stock option grants are designed to align our executives' performance objectives with the interests of our stockholders. We believe that these options provide an important component of executive compensation which is fully aligned with our shareholders' interests whereby the impact of any business setbacks, whether Company-specific or industry based, achievement of objectives or other performance matters impacts the executive officers as well as shareholders directly. Our Compensation Committee also grants options to key employees based on this same rationale and enables these key employees to participate in the long term appreciation of our stockholder value. In addition, all new permanent, full-time employees are granted options when they join the Company. We further believe that our option grants provide a means to assist in the retention of key employees, inasmuch as they are in almost all cases subject to vesting over an extended period of time.

        In 2009, we granted options vesting over three years to our executive officers pursuant to the Executive Agreements as follows: Mr. Capp, 349,535 options; Mr. Spiezio, 136,918 options; and Mr. Lazarewicz, 122,911 options. These options had exercise prices based on the stock closing price on the date of grant, which was $0.49.

        In the past, we have calculated the number of options or RSUs to be granted to our executive by dividing the targeted compensation dollar amount (based on the percentage of base salary, as described earlier) by the fair value of the option using a Black-Scholes valuation model. In light of our low stock price, the Compensation Committee determined the size of the 2009 grants by applying a factor of 1.2 to the 2008 grants. This resulted in a significantly lower grant size than would have been granted using the Black-Scholes valuation model.

Restricted Stock Unit Grants

        RSUs were granted to our executive officers pursuant to the Executive Agreements, which are renegotiated annually. Our issuance of RSUs is a further effort to align management's performance objectives with the interest of shareholders by having the same attributes as our vesting stock options with the additional alignment of each executive officer owning actual shares. These RSUs vest quarterly over a three year period, and are generally converted to common stock on the vesting dates. The numbers of RSUs issued to each of the executive officers based upon the 2009 Executive Agreements were as follows: Mr. Capp, 38,820 units; Mr. Spiezio, 15,214 units; and Mr. Lazarewicz, 13,639 units. The closing price on the date of grant was $0.49. The number of RSUs granted in 2009, as with the stock options, was calculated by applying a factor of 1.2 to the number of RSUs granted in 2008. The effect of the change in method of calculating the long-term incentive grants in 2009 was to significantly reduce the value of these incentives as a percentage of base salary as compared to the prior year. The charts below show long-term incentive (LTI) grants as a percentage of base salary for 2008 and 2009:

Name	2008 Base Salary	Fair Value of Options Granted	Value of RSUs Granted	Total LTI	LTI as % Base Salary
F. William Capp	$296,125	$224,285	$40,438	$264,723	89%
James M. Spiezio	210,813	87,855	15,848	103,703	49%
Matthew L. Lazarewicz	189,280	78,868	14,208	93,076	49%

Name	2009 Base Salary	Fair Value of Options Granted	Fair Value of RSUs Granted	Total LTI	LTI as % Base Salary
F. William Capp	$296,125	$90,879	$19,022	$109,901	37%
James M. Spiezio	210,813	35,599	7,455	43,054	20%
Matthew L. Lazarewicz	189,280	31,957	6,683	38,640	20%

Performance Stock Unit Grants

        Our Performance Stock Units (PSUs) are also designed to align management's performance objectives to shareholder interest by providing stock grants that cliff-vest upon achievement of specific longer term, multi-year objectives of interest to our investors.

        The executive officers were last granted PSUs as part of their Executive Agreements in 2006 to incentivize the executive team to maintain a sustained drive and focus on moving the development-stage company successfully into production. The PSUs were structured to provide Mr. Capp with potential awards valued at $1,000,000 and Mr. Spiezio and Mr. Lazarewicz with potential awards valued at $500,000 each, where the unit price used to calculate the number of units was $1.58, the average of the high and the low stock price on the date of grant. This equated to a potential award of 632,911 shares to Mr. Capp and 316,456 shares each to Mr. Spiezio and Mr. Lazarewicz. There were no additional PSUs granted in 2007, 2008 or 2009.

        The 2006 PSUs cliff vest only upon achievement of certain conditions:

  a.
  Achievement of specified Adjusted EBITDA goals for either of the fiscal years ending in 2009 or 2010. (Adjusted EBITDA is defined as net earnings before interest, taxes, depreciation,

    amortization and stock compensation expense.) We believed that a multiplier of EBITDA has a direct correlation with common stock valuations and that achieving the EBITDA goals would maximize shareholder value in the 2009 - 2010 timeframe.

    The scale for potential awards was set as follows:

Adjusted EBITDA in 2009 or 2010:	Number of RSUs in the Actual Award
Under $2,000,000	No Award
$2,000,000	50% of the Potential Award
$2,000,000 to $4,000,000	Potential Award X (Adjusted EBITDA/4,000,000)
Over $4,000,000	100% of the Potential Award
  b.
  In addition to achieving the above listed Adjusted EBITDA goals, the Company must have received a signed, unqualified opinion (without a going concern limitation) in regard to our audit of the fiscal year ending in 2009 or 2010 in which the achievement of the Adjusted EBIDTA targets are recognized.

  c.
  In addition, the executive must be our employee at all times through the last day of whichever of the two fiscal years the other conditions have been satisfied.

        We did not meet the award conditions as of December 31, 2009, and our executive management does not believe that it is probable that the award will be earned in 2010 based on our current business plan. Therefore, on April 26, 2010 the 2006 PSUs were forfeited by the executives.

        The Compensation Committee believes that it is important to align management's performance with the objectives of shareholder interest by providing stock grants that cliff-vest upon achievement of specific longer term performance objectives of interest to our investors. Hence, a new annual PSU plan was put in place April 26, 2010. The new PSU grants cliff vest upon the achievement of specific longer-term performance objectives, e.g., PSUs granted in 2010 cliff vest upon the achievement of certain performance conditions in 2011 or 2012. We anticipate that PSU grants will be made on an annual basis going forward.

Equity Grant Practices

        During 2009, our Board granted common stock options, and RSUs based upon the recommendations of our Compensation Committee and the Executive Agreements. These grants to executive officers were generally made during regularly scheduled meetings of the Board of Directors. Mr. Capp and Mr. Spiezio have been authorized by the Board of Directors to issue common stock option grants to individuals being hired and promoted, within certain limits which have been predetermined by the Board based upon job title and function.

        The Board of Directors takes into account a wide variety of factors when determining the timing of specific grants, including the pricing of our most recently completed equity financing; the status of additional equity or debt transactions; the status of our various research and development activities; the quality and growth of our management team; and specific and general market comparables.

        In addition to the options granted to the executive officers, our policy has been to grant common stock options to all full-time permanent new hires at the time of employment. The number of options varies depending on the position and experience of the new hire. Further, options or RSUs may be granted to employees as part of the annual compensation review. Typically, options granted vest quarterly over a three year period.

Towers Watson Analysis of Pay Mix

        According to Towers Watson's 2009 analysis, we delivered a higher portion of pay to our CEO via base salary relative to annual compensation as compared to the peer group. In 2008 and again in 2009, we reduced the value of LTI granted to executives, and LTI as a percentage of pay mix also decreased. The charts below compare Mr. Capp's 2009 compensation pay mix to that of peer CEO's in 2008, reflecting the peer data available at the time of the study.

        The CFO and CTO have similarly-designed LTI packages, whereas our peer group typically differentiates pay for the two executives. Generally, CTOs of development stage companies have higher variances in their LTI packages than do CFO's, as is reflected in the peer market data. In 2008 and again in 2009, we reduced the value of LTI granted to executives, and LTI as a percentage of pay mix also decreased. The charts below compare Mssrs. Spiezio and Lazarewicz's 2009 pay mix percentages to those of the respective peer groups in 2008, again reflecting the peer data available at the time of the study.

        In total, we believe that our executives' pay mix still reflects a meaningful percentage of pay at risk and allows for appropriate risk-taking.

Executive Officer Employment Agreements

        On April 3, 2009, we entered into employment agreements with our executive officers, commencing on the date of the agreement and continuing until March 31, 2010, unless renewed or terminated. Additional agreements providing for long term incentive compensation consisting of vesting-based Restricted Stock Units (RSUs) and stock options were also dated April 3, 2009. The terms of these agreements were similar to those of the executive officer agreements dated May 8, 2006, March 2, 2007 and February 12, 2008. However, in contrast, there were no 2007, 2008 or 2009 counterparts of the performance-based RSU agreements that were signed in 2006. On April 26, 2010, we entered into new employment agreements with the executive officers for a term that began in April 1, 2010. Additionally, the executive officers received option and PSU grants.

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

        Some additional provisions of the Executive Agreements include the following:

  •
  Each executive officer is entitled to 20 business days of paid vacation per calendar year. Any paid vacation time accrued ("PVA") prior to January 1, 2009 is considered "grandfathered." The number of unused vacation days that may be carried forward from one calendar year to the next is limited to ten days of the current calendar year's unused accrual, plus the grandfathered PVA. For any unused vacation accrual from the current calendar year that cannot be carried over into the next year, the Company will pay the executive a cash amount equal to the value up to a maximum of ten vacation days. Any unused excess over ten vacation days from the current calendar year that was accrued will be forfeited. The Compensation Committee, in its sole discretion, may elect from time to time to direct the Company to pay the executive a cash amount (based on the executive's then current year's base salary) equal to part or all of the PVA. Upon any termination of employment, the Company shall pay the executive a lump sum equal to any unused PVA, plus a lump sum equal to up to ten days of current year vacation accrual. Any remaining accrued but unused or unpaid days shall be forfeited.

  •
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

        We believe that it is appropriate to enter into short term (year to year) Executive Agreements with our management team because of the increased flexibility that it gives us and them to adjust compensation, long term incentive award expectations and other expectations from year to year in light of our performance, cash position, and other conditions. We recognize that negotiating new Executive Agreements every year carries the risk of occupying management's (and the Board's) time and attention, as well as the risk that we will not be able to reach agreement with one or more of our executive officers on a new Executive Agreement in any year. However, the committee believes that these risks are manageable and are not meaningfully greater than would be presented by setting compensation programs on an annual basis in the absence of a new Executive Agreement

Compensation Committee Interlocks and Insider Participation

        During 2009, the Compensation Committee members were Messrs. Adik (Chair), Smith and Rose, none of whom currently are or formerly were our officers or employees. None of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. We have reviewed the incentive plans for the executive officers to ensure that these incentives do not provide the executives with incentives that require actions that represent excess risks that would not be in the best interest of our shareholders, as discussed in the section titled "Consideration of Risk in Compensation Programs which follows the Executive Compensation tables, below. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

        The following report is provided by the following directors, who constitute the Compensation Committee:

Submitted by the Compensation Committee:
Jack P. Smith, Chairman Virgil Rose Stephen Adik

        Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings including this Annual Report, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Summary Compensation Table

        The following table(s) sets forth the total compensation paid in the years ended December 31, 2007, 2008 and 2009 to the three persons who served as our three executive officers during fiscal 2009: F. William Capp, our Principal Executive Officer; James M. Spiezio, our Principal Financial Officer; and Matthew Lazarewicz, our Chief Technology Officer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Comp. ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Principal Executive Officer	2009	$297,264	$—	$19,022	$90,879	$133,256	$—	$10,481	$550,902

F. William Capp	2008	298,551	—	40,438	224,285	115,489	—	30,425	709,188

	2007	258,491	—	35,241	235,394	103,000	—	5,942	638,068
Principal Finance Officer	2009	211,624	—	7,455	35,599	66,406	—	20,135	341,219

James M. Spiezio	2008	212,466	—	15,848	87,855	57,552	—	20,218	393,939

	2007	203,485	—	15,265	101,800	56,757	—	20,635	397,942
Chief Technology Officer	2009	190,008	—	6,683	31,957	59,623	—	13,768	302,039

Matthew L. Lazarewicz	2008	190,764	—	14,208	78,868	51,673	—	14,201	349,714

	2007	182,700	—	13,705	91,692	50,960	—	9,490	348,547
(1)
Salaries are reported on the accrual basis.

(2)
Cash bonuses to the executive officers were made under our Incentive Compensation Plan, and thus are reported in the column titled, "Non-Equity Incentive Plan Compensation." No bonuses were made to the executive officers outside of this plan.

(3)
The stock awards represent the grant date fair value of the RSUs granted to the executive officers under their Executive Agreements during the year, computed in accordance with FASB ASC Topic 718. See Note 14 to our Consolidated Financial Statements in our Annual Report on Form 10-K, which is incorporated herein by reference, for a discussion on the assumptions made in the valuation of these RSUs.

(4)
Options include the grant date fair value of the options granted to the executives during the year, calculated in accordance with FASB ASC Topic 718. See Note 14 to our Consolidated Financial Statements in our Annual Report on Form 10-K, which is incorporated herein by reference, for a discussion of the assumptions made in the valuation of these options.

(5)
The amounts shown as "Non-Equity Incentive Plan Compensation" represent the actual bonuses earned per the 2007, 2008 and 2009 Incentive Bonus Plans. These bonuses were paid in February 2008, February 2009 and March 2010, respectively. See details of the incentive bonus plan structure in the Compensation Discussion and Analysis.

(6)
All of our employees, including our executive officers, are eligible to participate in our qualified deferred-contribution plan (401(k)). There are no additional executive retirement plans.

(7)
The amounts shown in the "All Other Compensation" column consist of the following:

Name and Principal Position	Year	Officer Life Insurance Premium (a)	Company Contributions to 401(k) Plan (b)	Mileage Reimbursement (c)	Other Reimbursement (d)	Total—All Other Compensation
	2009	$2,964	$7,517	$—	$—	$10,481

F. William Capp	2008	6,125	6,900	16,400	1,000	30,425

	2007	—	5,942	—	—	5,942
	2009	13,810	6,325	—	—	20,135

James M. Spiezio	2008	13,894	6,324	—	—	20,218

	2007	13,940	6,695	—	—	20,635
	2009	3,787	5,678	4,303	—	13,768

Matthew L. Lazarewicz	2008	3,847	5,679	4,675	—	14,201

	2007	3,861	5,629	—	—	9,490

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

  (c)
  In January 2008, we relocated our offices and manufacturing facility from Wilmington, Massachusetts to Tyngsboro, Massachusetts. As a result of the move, a significant percentage of our work force had longer daily commutes to and from work. To compensate the employees for the additional commuting cost and as an incentive not to leave the Company, the Board authorized management to pay affected employees a mileage differential. This mileage differential is paid each quarter over a three-year period, and is calculated based upon the incremental number of commuter miles, times the IRS mileage rate, times the number of work days per quarter (which has been determined to be 60 days.) Affected employees who relocate their personal residence nearer the Tyngsboro facility are eligible for a one-time payout of the mileage compensation remaining through the end of the program (which is December 31, 2010). In 2008, Mr. Capp and Mr. Lazarewicz were both eligible for this mileage reimbursement program. During 2008, Mr. Capp relocated his residence, and so received the one-time payout noted above. In 2009, only Mr. Lazarewicz continued to be eligible for the mileage differential payments.

  (d)
  Represents reimbursement of the cost of an executive physical examination to which the officers are entitled every other year under the terms of the Executive Agreement.

 Grants of Plan-Based Awards

        The following table shows all grants made to our executive officers during the year ended December 31, 2009:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date (same as approval date)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Market Price on Grant Date	Grant Date Fair Value of Stock and Option Awards
	4/3/2009				38,820			$0.49	$19,022

F. William Capp	4/3/2009	$—	$148,063	$251,707

	4/3/2009					349,535	$0.49	$0.49	90,879
	4/3/2009	—	73,785	125,435

James M. Spiezio	4/3/2009				15,214			$0.49	7,455

	4/3/2009					136,918	$0.49	$0.49	35,599
	4/3/2009	—	66,248	112,622

Matthew L. Lazarewicz	4/3/2009				13,639			$0.49	6,683

	4/3/2009					122,911	$0.49	$0.49	31,957

Note that the column titled "Estimated Future Payouts Under Equity Incentive Plan Awards" was not presented for 2009 because there were no new Equity Incentive Plan Awards made during 2009.

(1)
Non-Equity Incentive Plan Awards:    The amount shown in the Target column represents the amount which executive officers were eligible to receive if all goals for the 2009 Performance Bonus Plan were met. If none of the goals were achieved, no bonus would be paid, as reflected in the Threshold column. In addition, there were "stretch" goals, which if achieved, could have resulted in bonus payments of up to 170% of the Target amounts for the executive officers. These stretch goal amounts are reflected in the "Maximum" column in the table above.

(2)
All Other Stock Awards:    These awards represent RSUs granted to the executive officers under the 2009 Executive Agreements. These RSUs vest quarterly over three years, and were valued at $0.49, which was the closing price of our stock on the date of grant.

(3)
Option Awards:    These awards represent options granted to the executive officers under the 2009 Executive Agreements. The exercise price of the options was $0.49, which was the closing price of our stock on the date of grant.

 Outstanding Equity Awards at Fiscal Year-End

        The following table shows the unexercised options, unvested stock grants, and equity incentive plan awards outstanding relating to our executive officers as of December 31, 2009:

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That have Not Vested ($)(2)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(2)
	300,000			$0.89	12/1/2011
	600,000			$0.89	12/1/2011
	600,000			$0.74	10/13/2014
F. William Capp	118,671			$1.58	5/8/2016			316,456	$155,063
	89,524			$1.58	3/2/2017
	356,369			$0.89	3/2/2017
	194,112	97,167		$1.25	2/14/2018	10,790	$5,287
	116,512	233,023		$0.49	4/3/2019	25,880	$12,681
	93,333			$2.10	5/10/2010
	10,000			$2.10	5/10/2010
	50,000			$2.50	6/5/2010
	47,618			$0.70	3/15/2012
	32,382			$0.70	3/15/2012
James M. Spiezio	450,000			$0.74	10/13/2014
	50,910			$1.58	5/8/2016			158,228	$77,532
	38,405			$1.58	3/2/2017
	154,367			$0.89	3/2/2017
	76,032	38,066		$1.25	2/14/2018	4,230	$2,073
	45,640	91,278		$0.49	4/3/2019	10,142	$4,970
	30,000			$2.50	6/5/2010
	20,000			$2.50	6/5/2010
	25,477			$0.70	3/15/2012
	54,523			$0.70	3/15/2012
Matthew L. Lazarewicz	350,000			$0.74	10/13/2014
	46,602			$1.58	5/8/2016			158,228	$77,532
	35,156			$1.58	3/2/2017
	138,587			$0.89	3/2/2017
	68,256	34,170		$1.25	2/14/2018	3,790	$1,857
	40,972	81,939		$0.49	4/3/2019	9,091	$4,455

(1)
The vesting schedule of unvested options and RSUs is outlined in the table below. The PSUs, as reflected in the Stock Award column titled, "Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)", will contingently vest upon the completion of the annual audit for 2010, assuming the performance and employment requirements are met. However, the performance requirements were not met for 2009, and management does not expect to be able to meet them for 2010. These requirements are detailed in the Compensation Discussion and Analysis.

	# Shares Vesting for Date Shown:

	Mr. Capp		Mr. Spiezio		Mr. Lazarewicz

Vesting Date	Options	Stock	Options	Stock	Options	Stock
March 31, 2010	53,392	5,930	20,914	2,324	18,775	2,084
June 30, 2010	53,392	5,930	20,914	2,324	18,775	2,084
September 30, 2010	53,392	5,930	20,914	2,324	18,775	2,084
December 31, 2010	53,503	5,940	20,964	2,330	18,817	2,086
March 31, 2011	29,128	3,235	11,410	1,268	10,243	1,137
June 30, 2011	29,128	3,235	11,410	1,268	10,243	1,137
September 30, 2011	29,128	3,235	11,410	1,268	10,243	1,137
December 31, 2011	29,127	3,235	11,408	1,266	10,238	1,132
(2)
Unvested RSUs and PSUs were valued at the closing price of our stock on the Nasdaq Stock Market as of December 31, 2009, which was $0.49.

(3)
On December 31, 2009, a portion of the RSUs granted to the executive officers based upon their Executive Agreements vested. However, conversion of these RSUs to common stock was delayed under the terms of the applicable grant agreement because the trading window for insiders was closed at the date of vesting. The numbers and shares that vested but were not converted by December 31, 2009 were as follows: Mr. Capp, 9,249 shares; Mr. Spiezio, 3,757 shares; and Mr. Lazarewicz, 3,370 shares.

 Option Exercises and Stock Vested

        The following table sets forth the number of shares acquired and the value realized upon exercise of stock options and vesting of RSUs during 2009 and the number of shares our common stock acquired on vesting of RSUs during 2009. None of our executive officers exercised options during 2009, so no amounts are reported under those columns. The value realized for the RSUs is the stock closing price on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
F. William Capp	—	$—	36,933	$22,527
James M. Spiezio	—	—	15,016	9,159
Matthew L. Lazarewicz	—	—	13,471	8,217

        The number of shares vested and value realized on vesting during 2009 includes shares that vested as of December 31, 2009, but which were not issued during 2009 under the terms of the applicable grant agreement because the trading window for insiders was closed at the date of vesting. The number of shares involved was 9,249 for Mr. Capp, 3,370 for Mr. Lazarewicz, and 3,757 for Mr. Spiezio. The stock price per share as of the vesting date was $0.49. However, there were also shares that vested as of December 31, 2008 which were not issued until March 10, 2009, also because the trading window was closed at the date of vesting. The number of shares involved was 7,929 for Mr. Capp, 2,987 for Mr. Lazarewicz, and 3,312 for Mr. Spiezio.

Potential Payments Upon Termination or Change in Control

Severance Compensation & Termination Protection

        The Executive Agreements provide for severance compensation to be paid if the executive officers are terminated under certain conditions, such as a change in control of the Company or a termination without cause by us, each as is defined in the agreements.

Terms Used

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

  •
  Resignation with "Good Reason."  The executive can terminate the agreement with at least 30 days written notice in certain circumstances, known as "good reason." These reasons include material diminution of the duties, responsibilities, position or job title without the executive's written consent, a material breach by the Company of its obligations under this agreement, a change in the primary location to a location more than 50 miles away from Tyngsboro, MA, sale of the business, or in the case of Mr. Capp, our CEO, his failure to be nominated for reelection to the Board or his removal from the Board without cause.

  •
  Death or Disability.  We can terminate the employment of the executive, at our discretion, upon the disability of the executive. In general, disability is defined as physical or mental incapacity to perform his normal duties for a period of 60 days.

  •
  Continuation / Non-renewal of Contract.  Unless the agreement has been otherwise terminated before the end of the scheduled employment period (which is March 31, 2010), the Company and the executive agree to discuss in good faith the possible continuation of the executive's employment, commencing six months prior to such date. If we fail to offer the executive a new employment agreement, with at least equivalent material terms to this agreement by March 31, 2010, and in fact the executive ceases to be our employee (except for cause), certain payments will become due as noted below. The executive officers entered into new employment agreements with the Company on April 26, 2010 for terms effective April 1, 2010, and continuing until March 31, 2011.

Termination Payments for Each Type of Termination

  •
  Terminations for Cause or Resignations without Good Reason.  If the executive is terminated for cause or resigns without good reason, we would pay the executive his accrued base salary through the last date of his employment, and would continue to provide the remainder of the benefits (e.g., health insurance) through the termination date.

  •
  Terminations without Cause or Resignations with Good Reason.  If we elect to terminate the executive without cause or if the executive resigns with 30 days notice for good reason, we will pay to the executive a cash amount equal to his monthly base salary multiplied by twelve, and will continue to provide the remainder of the benefit package until the first anniversary of the termination date. Additionally, within five business days of the termination date, we will pay the executive an amount equal to the bonus paid (or which has been determined but not yet paid) for the prior fiscal year, prorated for the portion of the current fiscal year which was worked, up to a maximum of 80% of the executive's base salary for the prior year. We believe this is appropriate because the terminated executive officer is bound by confidentiality and non-compete provisions covering one year after termination and because we and the executive officer have mutually agreed to the severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders' best interests.

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

Effect of Termination of Employment Relative to RSUs and Options

        If the executive terminates for any reason, including by resignation or termination (with or without cause), the executive may retain all RSUs that have vested before the termination date. However, any RSUs vesting after the termination date will be forfeited. In relation to options, if employment is terminated by reason of death, disability, resignation or without cause, any vested but unexercised options will expire if not exercised within 365 days after the termination date, and any options that were not vested before the termination date are forfeited. In the case of termination for cause, all vested and unvested options will expire immediately. In addition, we may, in our sole discretion, by written notice demand that any or all stock certificates for shares acquired pursuant to the exercise of the option, or any profit realized from the sale or transfer of such shares, be returned to us. The exercise price will be returned to the executive officer, without interest.

        If any of the executive officers' employment were terminated as of December 31, 2009 under the indicated circumstances, the following options and RSUs would have been forfeited or would expire by December 31, 2010 if not exercised:

	# Un-Vested Units Forfeited:		Vested Options That Would Expire 12/31/10 if Not Exercised
Officer	Options	RSU	From 4/3/2009 Agreement	From 2/14/2008 Agreement	From 3/2/07 Agreement	From 5/8/06 Agreement	From Prior Option Grants	Total Vested Options
F. William Capp	330,190	36,670	116,512	194,112	445,893	118,671	1,500,000	2,375,188
James M. Spiezio	129,344	14,372	45,640	76,032	192,772	50,910	683,333	1,048,687
Matthew L. Lazarewicz	116,109	12,881	40,972	68,256	173,743	46,602	480,000	809,573

        Note that the executive officers had received options from grants made prior to the May 6, 2006 Executive Agreements, as indicated in the above table. Options received from those prior grants were fully vested as of December 31, 2009. Certain of those options would expire within 90 days of termination if not exercised, rather than within 365 days.

Effect of Termination of Employment Relative to Performance Stock Units

        An executive officer would retain any PSUs that would have vested if he terminates after year end for 2009 or 2010, but prior to the issuance of the audit opinion for that year, as long as the required audit opinion is actually received by us. Prior to year end for 2009 or 2010, if the executive officer's employment is terminated without cause but not for resignation for good reason, the executive may receive a pro-rated actual award if the "Termination Stock Price" is higher than the "Target Stock Price." The "Termination Stock Price" is defined as the 30-day volume weighted average price as of the date prior to the termination date. The "Target Stock Price" is defined as the average of the high and low prices of our common stock on the effective date of the PSU grant (which was May 8, 2006), multiplied by 15% and compounded annually and prorated for any partial year.

        Based on the criteria noted above, if any of the executive officers had resigned or been terminated on December 31, 2009, the Termination Stock Price (the 30-day volume weighted average price over the 30 days prior to termination) would have been $0.54. The Target Stock Price at that date would have been $2.63, which is the $1.58 average of the high and low stock price on the May 8, 2006 grant date, increased at a rate equal to 15% per year through the termination date. Since the Termination Stock Price of $0.54 would be less than the Target Stock Price of $2.63, none of the executive officers would have been entitled to a pro-rated award if he had been terminated at the end of fiscal 2009.

        The following table shows the total amounts that would have been payable as of December 31, 2009, under various termination scenarios:

Officer	Type of Termination	Accrued Salary (1)	Accrued Vacation (2)	Accrued Bonus for 2009	Health & Dental Benefits (3)	Total # Vested Options	Potential Gain if all Vested Options Were Exercised on 12/31/09 (4)	Total Payout Value at 12/31/09
	Termination for Cause	$4,556	$98,188	$—	$—	$—	$—	$102,744

	Resignation without Good Reason	4,556	98,188	—	—	2,375,188	—	102,744

F. William Capp	Termination without Cause	300,681	98,188	133,256	28,480	2,375,188	—	560,605

	Resignation with Good Reason	300,681	98,188	133,256	28,480	2,375,188	—	560,605

	Death or disability(5)	78,587	98,188	133,256	28,480	2,375,188	—	338,511

	Non-renewal of contract(6)	NA	NA	NA	NA	NA	NA	NA
	Termination for Cause	3,243	59,620	—	—	—	—	62,863

	Resignation without Good Reason	3,243	59,620	—	—	1,048,687	—	62,863

James M. Spiezio	Termination without Cause	214,056	59,620	66,406	24,781	1,048,687	—	364,863

	Resignation with Good Reason	214,056	59,620	66,406	24,781	1,048,687	—	364,863

	Death or disability(5)	55,946	59,620	66,406	24,781	1,048,687	—	206,753

	Non-renewal of contract(6)	NA	NA	NA	NA	NA	NA	NA
	Termination for Cause	3,988	33,095	—	—	—	—	37,083

	Resignation without Good Reason	3,988	33,095	—	—	809,573	—	37,083

Matthew L. Lazarewicz	Termination without Cause	193,268	33,095	59,623	19,127	809,573	—	305,113

	Resignation with Good Reason	193,268	33,095	59,623	19,127	809,573	—	305,113

	Death or disability(5)	51,308	33,095	59,623	19,127	809,573	—	163,153

	Non-renewal of contract(6)	NA	NA	NA	NA	NA	NA	NA

(1)
Salaries are paid bi-weekly for that two week period and were paid through December 26, 2009; therefore, accrued salaries as of December 31, 2009 represent an accrual for four days, Monday, December 28 through Thursday, December 31, 2009. Amounts shown represent termination payments under the terms of the Executive Agreements plus accruals for regular time worked.
(2)
Under the 2009 Executive Agreements, officers are allowed to carry forward only the remaining unused vacation earned prior to January 1, 2009, plus a maximum of ten days earned in the current year. Any excess is forfeited as of the end of the year. Mr. Capp forfeited ten days of accrued vacation as of December 31, 2009.
(3)
Health and dental benefits are calculated based on the 2010 monthly cost for the insurance plans in which the officers are currently enrolled.
(4)
There would be no potential gain if the officers had exercised and sold all vested stock options on December 31, 2009 because the option exercise prices for all vested options are equal to or higher than the stock closing price as of December 31, 2009.
(5)
One-third of this amount to be paid each month over a three month period.
(6)
Since the contracts expired subsequent to December 31, 2009, this scenario is not applicable as of that date. However, as of March 31, 2010, if the contracts had expired without the Company offering at least equivalent terms of employment and their employment were terminated the officers would have been entitled to twelve monthly payments calculated as one-twelfth of their annual salary and prior year bonus. Insurance benefits would be discontinued as of the termination date.

Change of Control

Objectives

        As part of our normal course of business, we engage in discussions with other companies about possible collaborations, licensing and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, as a development stage company with intellectual property, we may become a potential acquisition target by companies significantly larger and better financed than we are. In certain scenarios, the potential for a merger or for being acquired may be in the best interests of our stockholders. We provide severance compensation, along with accelerated vesting of certain long-term equity compensation, if an executive officer is terminated as a result of a change of control transaction. We believe that this promotes the ability of our executive officers to act in the best interests of our stockholders even though they could be terminated as a result of the transaction.

Definition

        An "Acquisition Event" is defined as (a) any merger or consolidation which results in our voting securities outstanding immediately prior thereto representing immediately thereafter (either by remaining outstanding or by being converted into voting securities of the surviving or acquiring entity) less than 50% of the combined voting power of the voting securities of the surviving or acquiring entity outstanding immediately after such merger or consolidation; (b) any sale of all or substantially all of our assets; or (c) our complete liquidation.

Impact of Change of Control on Options and RSUs

        Upon the occurrence of an Acquisition Event, the authorized administrator of our 1998 Stock Incentive Plan shall take any one or more of the following actions with respect to the RSUs and options:

  1)
  Provide that the RSUs and/or options shall be assumed, or equivalent equity compensation substituted, by the acquiring or succeeding corporation; and/or

  2)
  Provide that any portion of the RSUs that are vested but not converted and/or any portion of the options that are vested but not exercised become converted or exercisable, in full, as of a specified time prior to the Acquisition Event and will terminate immediately prior to the consummation of the Acquisition Event unless exercised (in the case of options) during that period.

        If an Acquisition Event had occurred on December 31, 2009, the following unvested RSUs would have been forfeited, along with any vested options if not exercised prior to the consummation of the acquisition event.

	# Unvested Units Forfeited:		Vested Options That Would Expire at Acquisition Event if Not Exercised
Officer	Options	RSU	From 4/3/2009 Agreement	From 2/14/2008 Agreement	From 3/2/2007 Agreement	From 5/8/2006 Agreement	From Prior Option Grants	Total Vested Options	Potential Gain if all Vested Options Were Exercised on 12/31/09
F. William Capp	330,190	36,670	116,512	194,112	445,893	118,671	1,500,000	2,375,188	$—
James M. Spiezio	129,344	14,372	45,640	76,032	192,772	50,910	683,333	1,048,687	$—
Matthew L. Lazarewicz	116,109	12,881	40,972	68,256	173,743	46,602	480,000	809,573	$—

            There would be no potential gain related to the exercise of all vested options at December 31, 2009 because the exercise price of the options was greater than or equal to the stock closing price at December 31, 2009.

  3)
  Provide for cash payments to common shareholders for each share of common stock surrendered, in which the following could occur:

  a.
  The unvested RSUs will terminate upon consummation of the Acquisition Event, and the executive officer will receive, in exchange, a cash payment equal to the amount of the acquisition price multiplied by the number of shares of common stock subject to the unvested RSUs.

  b.
  The options will terminate upon consummation of the Acquisition Event, and the executive officer will receive a cash payment equal to the amount (if any) by which the acquisition price times the number of options (both vested and unvested) exceeds the cash price of the option.

            If an Acquisition Event occurred on December 31, 2009 and this alternative was elected, the amount of cash received by the executive officers would vary based on the acquisition price. Assuming the acquisition price was equal to the closing price of our stock as of the end of the fiscal year ($0.49), the following payments would have been made:

Officer	Payment for Unvested RSUs	Proceeds for Vested but Unissued RSU Shares	Total Proceeds from RSUs	Payment for Outstanding Options*
F. William Capp	$17,968	$4,532	$22,500	$—
James M. Spiezio	7,042	1,841	8,883	—
Matthew L. Lazarewicz	6,312	1,651	7,963	—
    *
    Payment relates only to outstanding options granted in May 2006, March 2007, February 2008 and April 2009. Options granted in prior years do not contain this provision for cash payments.

  4)
  Provide that the unvested RSUs and/or the options become exercisable, realizable or vested in full, or be free of all conditions or restrictions, prior to the consummation of the Acquisition Event, or if applicable, be replaced by equivalent RSUs or options by the acquiring or succeeding corporation.

  The number of units that could potentially have become fully vested and value of those units, should the officer have exercised the option or sold the stock resulting from the issuance of the RSU, based on the stock closing price on December 31, 2009, is as follows:

Officer	Options (#)	Proceeds from Exercise of Options	RSU (#)	Proceeds from RSUs
F. William Capp	330,190	$—	45,919	$22,500
James M. Spiezio	129,344	—	18,129	8,883
Matthew L. Lazarewicz	116,109	—	16,251	7,963

    Note that options granted prior to 2008 were fully vested as of December 31, 2009.

Impact of Change of Control on PSUs

        In the event of an Acquisition Event, if the average of the high and low prices of our Common Stock on the day prior to the date of the closing is higher than the Target Stock Price (as described under "—Effect of Termination of Employment Relative to Performance Stock Units" above), we will be considered to have awarded fully vested PSUs to the executive officers on a pro-rated basis, with 1/56 of the full award vesting in each month between the grant date and the closing date of the Acquisition Event. If such an Acquisition Event had occurred as of December 29, 2009, no pro-rated award would have been made since the price of our common stock on the day prior to the assumed Acquisition Event was lower than the Target Stock Price of $2.63 on that date.

Summary of "Walk-Away" Value in the Event of a Change of Control or Acquisition Event

        If a change of control were to occur, the executive officers would be entitled to resign with good reason. The following is a summary of the total "walk-away" value as of December 31, 2009, under the various change of control or acquisition event alternatives discussed above:

											Post Acquisition:
Officer	Alternative	Cash from salary and benefits (1)	Potential proceeds from sale of stock(2)	Potential gain from exercise of vested options (3)	Potential cash payment for unvested options (4)	Potential proceeds from RSUs(5)	Total "Walk- Away" value at 12/31/09	Unvested options forfeited	Unvested RSUs forfeited	Vested options that would expire 12/31/09 if not exercised	# Options outstanding	# RSUs unvested
	1) RSUs / Options assumed by acquirer	$560,605	$264,728	$—	$—	$—	$825,333	—	—	—	2,705,378	36,670

F. William Capp	2) Vested options/RSUs exercisable prior to acquisition and terminated if not exercised	560,605	264,728	—	—	4,532	829,865	330,190	36,670	2,375,188	—	—

	3) Cash payment equal to value of unvested RSUs and all options	560,605	264,728	—	—	22,500	847,833	—	—	—	—	—

	4) Accelerate vesting for RSUs and options as of acquisition date	560,605	264,728	—	—	22,500	847,833	—	—	—	—	—

											Post Acquisition:
Officer	Alternative	Cash from salary and benefits (1)	Potential proceeds from sale of stock(2)	Potential gain from exercise of vested options (3)	Potential cash payment for unvested options (4)	Potential proceeds from RSUs(5)	Total "Walk- Away" value at 12/31/09	Unvested options forfeited	Unvested RSUs forfeited	Vested options that would expire 12/31/09 if not exercised	# Options outstanding	# RSUs unvested
	1) RSUs / Options assumed by acquirer	364,863	126,513	—	—	—	491,376	—	—	—	1,178,031	14,372

James M. Spiezio	2) Vested options/RSUs exercisable prior to acquisition and terminated if not exercised	364,863	126,513	—	—	1,841	493,217	129,344	14,372	1,048,687	—	—

	3) Cash payment equal to value of unvested RSUs and all options	364,863	126,513	—	—	8,883	500,259	—	—	—	—	—

	4) Accelerate vesting for RSUs and options as of acquisition date	364,863	126,513	—	—	8,883	500,259	—	—	—	—	—

											Post Acquisition:
Officer	Alternative	Cash from salary and benefits (1)	Potential proceeds from sale of stock(2)	Potential gain from exercise of vested options (3)	Potential cash payment for unvested options (4)	Potential proceeds from RSUs(5)	Total "Walk- Away" value at 12/31/09	Unvested options forfeited	Unvested RSUs forfeited	Vested options that would expire 12/31/09 if not exercised	# Options outstanding	# RSUs unvested
	1) RSUs / Options assumed by acquirer	305,113	132,328	—	—	—	437,441	—	—	—	925,682	12,881

Matthew L. Lazarewicz	2) Vested options/RSUs exercisable prior to acquisition and terminated if not exercised	305,113	132,328	—	—	1,651	439,092	116,109	12,881	809,573	—	—

	3) Cash payment equal to value of unvested RSUs and all options	305,113	132,328	—	—	7,963	445,404	—	—	—	—	—

	4) Accelerate vesting for RSUs and options as of acquisition date	305,113	132,328	—	—	7,963	445,404	—	—	—	—	—

1.
The total shown represents accrued salary, accrued vacation, accrued bonus and health and dental benefits to which the executive officer would be entitled based on a resignation with good reason.

2.
The proceeds from sale of stock is calculated based on the number of shares owned directly by the executive officer that were received by him as a result of his service as an executive officer of the Company, multiplied by our stock price at December 31, 2009.

3.
The potential gain from the exercise of vested options is calculated at the difference between the option exercise price and the stock closing price as of December 31, 2009. There would be no potential gain related to the exercise of all vested options at December 31, 2009 because the exercise price of the options is greater than or equal to the stock closing price at December 31, 2009.

4.
The potential cash payment for unvested options represents the cash amount that would be paid, equal to the amount (if any) by which the acquisition price times the number of unvested options exceeds the exercise price of the option. Since the exercise price of all unvested options is greater than or equal to the stock closing price at December 31, 2009, there would be no payment for unvested options as of December 31, 2009. Note that payment, if any, would relate only to outstanding options granted since May 6, 2009. Options granted in prior years do not contain this provision to allow for cash payments.

5.
For change of control alternative 2) above, the amount shown represents the potential proceeds for the sale of RSUs that were vested but unissued as of year-end, valued at the stock closing price as of December 31, 2009. For alternative 3) above, the amount shown represents the cash payment for the unvested RSUs plus the potential proceeds from the sale of RSUs that were vested but unissued as of year-end, both valued at the stock closing price as of December 31, 2009.

        Since the average stock price as of December 31, 2009 was lower than the "target stock price," as defined in the PSU award agreement, there would have been no prorated award granted should there have been an acquisition event on that date.

Consideration of Risk in Compensation Programs

        As part of its oversight of our compensation policies, the Compensation Committee considers the incentives created by our executive compensation program and the effect that our compensation policies and practices could have on our overall risk profile. In addition, the Compensation Committee annually reviews our compensation policies and practices to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company. Examples of elements that the Committee has taken into account are: (a) cash and non-cash incentives, (b) short, medium and long term targets and compensation, (c) time-vested and performance-based measures, and (d) overall, targets and structures that enable the Company to attract, retain and motivate employees and align their interests with stockholders' interests. Based on its latest review, the Committee has concluded that our compensation policies and procedures do not create risks that are reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee engaged Towers Watson to conduct a qualitative review of its executive compensation programs. The Committee decided that granting performance share units (PSUs) annually instead of every four years would better mitigate risk taking and allow for more realistic goal-setting that are attuned to shareholder interests. In addition, the Committee decided to implement a share holding requirement in the PSU plan that is expected to be implemented in 2010, i.e., a portion of the net after tax PSUs once earned will be restricted and may not be sold for two years after vesting to insure longer term achievement of goals.

 Director Compensation

Standard Director Compensation Arrangements

        Our non-employee directors are compensated with a package that consists of both stock options and cash. The following table illustrates our existing directors' compensation structure for all non-employee directors, except for the Chairman of the Board, for fiscal 2009:

Cash Payments	Annual Amount
Annual retainer (paid in quarterly installments, and for new Directors, prorated for a period of less than one year).	$10,000
Fees for attending board meetings (per meeting):
In person	2,000
Via conference call	1,000
Fees for attending meetings of committees of which the director is a member:
In person	1,500
Via conference call	500
Maximum meetings fees/day	4,500
Other annual retainers/fees (paid in quarterly installments)
Audit Committee Chair	10,000
Audit Committee Member (non-Chair)	5,000
Compensation Committee Chair	7,500
Other Committee Chair	5,000
Stock Compensation	Amount
Stock Options—annual grant (i)	$25,000
Stock Options—grant upon joining board (ii)
(i)
On December 1 of each year, all non-employee directors of the Company are granted a stock option. If December 1 is not a business day then the option will be considered granted on the next business day. The number of shares of common stock underlying the option is calculated by dividing $25,000 by the Black Scholes fair value calculated as of December 1 of the grant year. In recognition of anomalous effects of the Company's low stock price at the time, the Board modified the calculation of the 2009 director option grant as follows: Because the share price of the Company's common stock was below $1.00 on the grant date, the number of options granted was calculated by multiplying the $25,000 by a fraction, the numerator of which was the share price at the close of trading on the grant date and the denominator was $1.00. The exercise price of the options was the closing price of our stock on the date of grant. These options were granted under our third Amended and Restated 1998 Stock Incentive Plan, become exercisable in twelve substantially-equal monthly installments on the anniversary of the date of grant and have a term of ten years from date of grant.

(ii)
The Board will grant to each person who joins the Board a non-qualified stock option for twice the number of shares covered by the annual stock option most recently granted by the company to existing board members. In addition, the Board will grant to each person who joins the Board a nonqualified stock option for as many shares as were covered by the annual stock option most recently granted by the Company to existing Board members, prorated by multiplying that number times the period remaining until the next anticipated grant date for annual stock options for board members, divided by 12. The exercise price for these stock options shall be the closing price on the grant date. Start options for new directors typically vest monthly over a three-year period, expire after ten years and continue to be exercisable once vested, regardless of whether the director continues to serve on our board.

Chairman of the Board Compensation Arrangements

        The Chairman of the Board is also compensated with a package that consists of both stock options and cash:

  •
  The Chairman is paid a cash retainer that is calculated at 150% of the average cash compensation earned during the prior fiscal year by all other non-executive directors as a group, including committee chairmanship, paid in equal quarterly installments.

  •
  The stock compensation is computed at 150% of the average share or option amounts granted to others for the same year.

Director Compensation Paid in 2009

        The following table represents the compensation paid to our Board of Directors with respect to fiscal 2009.

Name	Year	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Stephen P. Adik	2009	$70,500	16,250	86,750
Daniel E. Kletter	2009	$64,500	16,250	80,750
Virgil G. Rose	2009	$68,359	28,540	96,899
Jack P. Smith	2009	$56,500	16,250	72,750
Edward A. Weihman	2009	$55,500	16,250	71,750

        Certain columns otherwise required by SEC rules were omitted from this table because no such compensation was paid or earned by the Directors in 2009. Mr. Rose assumed his responsibilities as Chairman of the Board on August 1, 2009.

        In addition to the individuals noted above, F. William Capp, CEO of Beacon Power, serves as a member of the Board of Directors. Mr. Capp's compensation is shown in the Summary Compensation Table. Mr. Capp does not receive any additional compensation for his service on the Board of Directors.

  (1)
  The totals shown above include retainers and board meeting fees earned in fiscal 2009 on an accrual basis. Actual cash paid to the directors in 2009 is as follows:

Total compensation per Director Compensation Table (above):	$315,359
Plus: 2008 compensation paid in 2009	42,000
Less: 2009 compensation accrued at December 31, 2009	(58,859)

Total director compensation on cash basis for fiscal 2009	$298,500

  (2)
  Amounts shown under the Option Awards column represent the grant date fair value of option awards during the year, computed in accordance with FASB ASC Topic 718. See Note 14 of our Consolidated Financial Statements included in our Annual Report on Form 10-K, which was filed on March 15, 2010 and incorporated herein by reference, for a discussion on the assumptions made in the valuation of the options shown above.

    Options granted to directors in 2009 and options outstanding as of December 31, 2009 include the following:

Name	Grant Date of Option Awards during 2009	Number of Options Granted during 2009	Grant Date Fair Value of Option Awards	Options Outstanding at December 31, 2009 (#)
Stephen P. Adik	12/01/09	46,428	16,250	372,981
Daniel Kletter	12/01/09	46,428	16,250	231,234
Virgil Rose (1)	12/01/09	81,543	28,540	266,349
Jack P. Smith	12/01/09	46,428	16,250	406,287
Edward Weihman	12/01/09	46,428	16,250	231,234
(1)
Note that the number of options granted to Mr. Rose in 2009 include the 50% premium for his expected service in 2010 as Chairman of the Board, along with a prorated adjustment to his 2008 option grant to compensate him for his four months of service as Chairman during 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of April 26, 2010, certain information concerning the ownership of shares of our Common Stock by:

  •
  Each person or group that we know beneficially owns more than five percent of the issued and outstanding shares of common stock

  •
  Each director

  •
  Each executive officer for whom we are required to present compensation information in this proxy statement; and

  •
  All of our directors and executive officers as a group. Except as otherwise indicated, each person named has sole investment and voting power with respect to his, her or its shares of common stock shown.

        Each beneficial owner other than Capital Ventures International, Enable Growth Partners, LP, Goldman Sachs Asset Management LP and Ramius LLC has an address c/o Beacon Power Corporation, 65 Middlesex Road, Tyngsboro, Massachusetts 01879.

	Shares beneficially owned
Name and Address of Beneficial Owner(2)	Number(1)	Percent of Class
Stephen P. Adik	349,767	*
F. William Capp	3,065,031	1.7%
Judith Judson	109,304	*
Daniel Kletter	258,020	*
Matthew L. Lazarewicz	1,192,257	*
Virgil Rose	256,528	*
Jack P. Smith	411,073	*
James M. Spiezio	1,210,333	*
Edward Weihman	205,242	*
5% Shareholders
Capital Ventures International(3) Heights Capital Management, Inc. One Capitol Place Grand Cayman, Cayman Islands British West Indies	17,033,632	8.6%
Enable Capital Management(4) One Ferry Building, Suite 255 San Francisco, CA 94111	16,896,877	8.5%
Goldman Sachs Asset Management, L.P.(5) 32 Old Slip New York, NY 10005	12,253,630	6.5%
Ramius LLC(6) 599 Lexington Avenue, 20th Floor New York, NY 10022	14,677,781	7.6%
All directors and executive officers as a group (9 persons)	7,057,555	3.8%

*
Less than 1%.

(1)
The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to those securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 26, 2010 through the exercise of any warrant, stock option or other right. The inclusion in this joint proxy statement of these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. The number of shares of Beacon common stock outstanding used in calculating the percentage for each listed person includes the shares of Beacon common stock underlying options or restricted stock units held by that person that are exercisable or convertible within 60 days of April 26, 2010, but excludes shares of Beacon common stock underlying options or restricted stock units held by any other person.

(2)
Includes the following shares of the Company's Common Stock which the indicated executive officer or director had the right to acquire within 60 days after April 23, 2010, through the exercise of stock options or restricted stock units: Mr. Adik, 349,767; Mr. Capp, 2,515,520; Ms. Judson, 109,304; Mr. Kletter, 208,020; Mr. Lazarewicz, 807,182; Mr. Rose, 231,528; Mr. Smith, 383,073; Mr. Spiezio, 948,386; and Mr. Weihman 205,242.

(3)
Heights Capital Management, Inc., the investment advisor of Capital Ventures International, has discretionary authority to vote and dispose of the shares held by Capital Ventures International and may be deemed to be the beneficial owner of these shares. The address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, CA 94111. According to the Schedule 13G filing referenced below, this amount includes 15,248,953 shares underlying warrants to purchase Common Stock, which warrants are not exercisable to the extent that the shares then beneficially owned by the reporting persons would exceed 9.99% of our outstanding Common Stock. This amount does not include 567,636 shares underlying warrants to purchase Common Stock, which warrants are not exercisable to the extent that the shares then beneficially owned by the reporting persons would exceed 4.99% of our outstanding Common Stock. Information regarding the number of shares of Common Stock held by Capital Ventures International is based on information contained in a Schedule 13G filed with the SEC jointly with Heights Capital Management, Inc. on February 12, 2010.

(4)
Enable Capital Management, LLC ("ECM") is the general partner and/or investment manager of Enable Growth Partners, L.P. ("EGP") and Mitchell S. Levine ("Levine"), is managing member and majority owner of Enable Capital Management, LLC. ECM and Levine may, therefore, be deemed to beneficially own the Securities owned by EGP and such other investment limited partnerships for the purposes of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, insofar as they may be deemed to have the power to direct the voting or disposition of those securities. Each of ECM and Levine disclaims beneficial ownership as to the securities, except to the extent of his or its pecuniary interests therein. Shares beneficially owned by ECM include 16,896,877 shares underlying warrants to purchase Common Stock.

(5)
Information regarding ownership of Common Stock by Goldman Sachs Asset Management, L.P., ("GSAM") and GS Investments Strategies, LLC ("GSIS"), each a wholly-owned subsidiary of The Goldman Sachs Group, Inc., is included herein in reliance on information set forth in the Schedule 13G filed jointly by GSAM and GSIS with the SEC on February 16, 2010, reflecting ownership as of December 31, 2009. GSAM and GSIS are both classified as investment advisors in accordance with Rule 13d-1(b)(1)(ii)(E) under the Securities Exchange Act of 1934.

(6)
Information taken solely from Amendment No. 1 to the Schedule 13G filed jointly with the SEC on February 10, 2010 by Ramius LLC, Ramius Advisors LLC, RCG PB, Ltd, Ramius Enterprise Master Fund Ltd, Ramius Navigation Master Fund Ltd, C4S & Co L.L.C., Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon, Thomas W. Strauss, Cowen Group, Inc. and RCG Holdings LLC (collectively the "Reporting Persons"). Based on the matters reported in such filing, as of December 31, 2009: (i) Ramius Navigation Master Fund Ltd ("Navigation Master Fund") is the beneficial owner of 11,008,336 shares, including 8,272,500 shares exercisable upon the exercise of warrants; (ii) Ramius Enterprise Master Fund Ltd ("Enterprise Master Fund") is the beneficial owner of 3,669,445 shares, including 2,757,500 shares issuable upon the exercise of warrants; (iii) RCG PB Ltd., as the sole shareholder of Navigation Master Fund, may be deemed to beneficially own the 11,008,336 shares beneficially owned by Navigation Master Fund; (iv) Ramius Advisors, LLC ("Ramius Advisors"), as the investment advisor of Enterprise Master Fund and Navigation Master Fund, may be deemed to beneficially own the 3,669,445 shares owned by Enterprise Master Fund and the 11,008,336 shares owned by Navigation Master Fund; (v) Ramius LLC ("Ramius"), as the sole member of Ramius Advisors, may be deemed to beneficially own 14,677,781 shares, inclusive of the shares owned by Navigation Master Fund and

  Enterprise Master Fund; (vi) Cowen Group, Inc. ("Cowen"), as the sole member of Ramius, may be deemed to beneficially own 14,677,781 shares, inclusive of the shares owned by Navigation Master Fund and Enterprise Master Fund; (vii) RCG Holdings LLC ("RCG Holdings"), as a significant shareholder of Cowen, may be deemed to beneficially own 14,677,781 shares, inclusive of the shares owned by Navigation Master Fund and Enterprise Master Fund; (viii) C4S & Co., L.L.C. ("C4S"), as the managing member of RCG Holdings, may be deemed to beneficially own 14,677,781 shares, inclusive of the shares owned by Navigation Master Fund and Enterprise Master Fund; and (ix) as the managing members of C4S, each of Messrs. Cohen, Stark, Strauss, and Solomon may be deemed the beneficial owner of 14,677,781 shares, inclusive of the shares owned by Navigation Master Fund and Enterprise Master Fund. Each Reporting Person (other than Navigation Master Fund and Enterprise Master Fund) disclaims beneficial ownership of the shares reported herein except to the extent of his or its pecuniary interest therein.

        Equity Compensation Plan Information.    The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,900,028	$1.14	6,548,931
Equity compensation plans not approved by security holders	100,000	$1.14	—

Total	12,000,028	$1.14	6,548,931

For additional information concerning our equity compensation plans, see discussion in footnote 14 to our consolidated financial statements.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        There were no related party transactions in the year ended December 31, 2009.

Director Independence

        There are no family relationships among any of our directors or executive officers. Messrs. Adik, Smith, Kletter, Weihman and Rose, representing a majority of our directors, are independent under the rules of the Nasdaq Stock Market. Our board holds executive sessions at most regularly scheduled meetings at which only these independent directors are present.

Related Party Transaction Policy and Procedures

        We have adopted the following policy and procedures as part of the Nominating and Governance Committee's charter:

Policy

        It is the policy of our Board of Directors that all interested transactions with related parties, are subject to approval or ratification in accordance with the procedures set forth below.

Procedures

        The Nominating and Governance Committee (the "committee") reviews the material facts of all interested transactions and either approves or disapproves of the entry into the interested transaction, subject to the exceptions described below. If advance committee approval of an interested transaction is not feasible, then the transaction shall be considered and, if the committee determines it to be appropriate, ratified at the committee's next regularly scheduled meeting. In determining whether to approve or ratify an interested transaction, the committee shall take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction.

        The committee has reviewed the categories of interested transactions described below in "Standing Pre-Approval for Certain Interested Transactions" and determined that under the terms of its policy, we may enter into each of the interested transactions described therein without further specific approval. The committee may add additional categories of interested transactions to the list of standing pre-approved transactions.

        No director shall participate in any discussion or approval of an interested transaction for which he or she is a related party, except for pre-approved interested transactions, and except that the director shall provide all material information concerning the interested transaction to the Committee.

        If an interested transaction will be ongoing, the committee may establish guidelines for our management to follow in our ongoing dealings with the related party. Thereafter, the committee, on at least an annual basis, shall review and assess ongoing relationships with the related party to see that they are in compliance with the committee's guidelines and that the interested transaction remains appropriate.

Terms Used in the Policy

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

        A "related party" is any (a) person who is or was (since the beginning of the last fiscal year, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company's common stock, or (c) immediate family member of any of the foregoing. An "immediate family member" includes a person's spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person's home (other than a tenant or employee).

Standing Pre-Approval for Certain Interested Transactions

        The committee has reviewed the categories of interested transactions described below and determined that under the terms of this policy we are approved to enter into each of the interested transactions so described, even if the aggregate amount involved will exceed $100,000:

1.
Employment of Executive Officers.    Any employment by the Company of an executive officer if:

a.
the related compensation is required to be reported in our proxy statement under Item 402 of Regulation S-K as promulgated by the Securities and Exchange Commission ("Reg S-K") as generally applicable to "named executive officers"; or

b.
the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in our proxy statement under Item 402 of Reg S-K if the executive officer were a "named executive officer", and the Compensation Committee approved (or recommended that the Board approve) such compensation;

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

4.
Certain Company charitable contributions.    Any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person's only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $50,000, or 2 percent of the charitable organization's total annual receipts;

5.
Transactions where all shareholders receive proportional benefits.    Any transaction where the related person's interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g. dividends);

6.
Transactions involving competitive bids.    Any transaction involving a related party where the rates or charges involved are determined by competitive bids;

7.
Regulated transactions.    Any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

Item 14.    Principal Accounting Fees and Services

        We have engaged Miller Wachman as our independent registered public accounting firm since October 29, 2004. Principal accounting fees billed by Miller Wachman during 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$156,000	$151,705
Audit-Related Fees	57,802	48,477
Tax Fees	21,130	21,501
All Other Fees	—	—

Total Fees	$234,932	$221,683

Audit Fees

        The aggregate audit fees billed by Miller Wachman for the fiscal year ended December 31, 2009 and 2008 were $156,000 and $151,705, respectively. These fees include amounts for the audit of our consolidated annual financial statements, audit of our internal controls and the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

        Audit-related fees billed during 2009 and 2008 were $57,802 and $48,477, respectively. These fees included work related to consent letters and review of registration.

Tax Fees

        The aggregate fees billed by Miller Wachman for tax services rendered during the fiscal years ended December 31, 2009 and 2008, respectively, were $21,130 and $21,501, respectively. These fees were for the preparation and filing of the 2008 income tax return and developing estimated payments for 2009 income taxes.

All Other Fees

        There were no other fees paid to our auditors during 2009 or 2008.

Audit Committee Pre-Approval Requirements

        The charter of our Audit Committee provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934 and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Miller Wachman during fiscal 2009 were pre-approved pursuant to the procedures outlined above.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  1. Financial Statements

        Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements presented in our Annual Report on Form 10-K filed with the SEC on March 15, 2010, or because such schedules are not required or not applicable.

    3. Exhibits

The exhibits are listed below under Part IV, Item 15(c) of this report.

  (c)
  Exhibits

Exhibit Number	Ref	Description of Document
3.1	(19)	Sixth Amended and Restated Certificate of Incorporation,
3.2	(19)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.
3.3	(19)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.
3.4	(22)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009
3.5	(15)	Amended and Restated Bylaws, as amended.
3.6	(13)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.
4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.
4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.
4.3	(16)	Amendment No. 2 to Rights Agreement dated as of August 8, 2007.
4.4	(17)	Amendment No. 3 to Rights Agreement dated as of October 24, 2007.
4.5	(21)	Amendment No. 4 to Rights Agreement dated as of February 18, 2009.
4.6	(27)	Amendment No. 5 to Rights Agreement dated as of June 19, 2009.
4.7	(4)	Form of specimen stock certificate.
10.1	(1)
		Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.
10.2	(12)	Third Amended and Restated 1998 Stock Incentive Plan of the Company.
10.3	(13)	Form of Incentive Stock Option Agreement of the Company.
10.4	(13)	Form of Non-Qualified Stock Option Agreement of the Company.

Exhibit Number	Ref	Description of Document
10.5	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.
10.6	(12)	Employee Stock Purchase Plan of the Company.
10.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation
10.8	(19)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.
10.9	(32)	Form of Warrant of the Company issued to GFI Tyngsboro, LLC on July 23, 2007. Filed herewith.
10.10	(5)	Form of Director and Officer Indemnification Agreement of the Company.
10.11	(13)	Form of Restricted Stock Unit Agreement of the Company.
10.12	(9)	Form of Warrant of the Company issued pursuant to the November 2005 financing.
10.13	(6)	Form of Warrant of the Company issued pursuant to the April 2005 financing.
10.14	(28)	Form of Warrant of the Company issued pursuant to the February 2007 financing.
10.15	(29)	Form of Warrant of the Company issued pursuant to the September 2007 financing.
10.16	(17)	Form of Warrant of the Company issued pursuant to the October 2007 financing.
10.17	(30)	Form of Warrant of the Company issued pursuant to the October 2008 financing.
10.18	(31)	Form of Warrant of the Company issued pursuant to the December 2008 financing.
10.19	(11)	Form of Warrant of the Company issued pursuant to the December 2009 financing
10.20	(11)	Form of Additional Investor Rights Warrant issued pursuant to the December 2009 financing.
10.21	(6)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.
10.22	(7)	Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus 2000 Expansion, L.L.C.
10.23	(7)	Amended and Restated Common Stock Purchase Warrant dated May 24, 2005 issued by the Company to Perseus Capital, L.L.C.
10.24	(7)	Registration Rights Agreement dated May 24, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital L.L.C.
10.25	(8)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.
10.26	(9)
		Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.
10.27	(10)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and F. William Capp.

Exhibit Number	Ref	Description of Document
10.28	(10)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and James M. Spiezio.
10.29	(10)	Performance-based Restricted Stock Unit Agreement dated May 8, 2006 between the Company and Matthew L. Lazarewicz.
10.30	(23)	Amended and Restated Employment agreement dated April 1, 2009 between the Company and F. William Capp
10.31	(23)	Employment agreement dated April 1, 2009 between the Company and James M. Spiezio
10.32	(23)	Employment agreement dated April 1, 2009 between the Company and Matthew L. Lazarewicz
10.33	(14)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.34	(14)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.35	(14)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
10.36	(14)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and F. William Capp.
10.37	(14)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and James M. Spiezio.
10.38	(14)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz.
10.39	(23)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and F. William Capp.
10.40	(23)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and James M. Spiezio.
10.41	(23)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and Matthew L. Lazarewicz.
10.42	(24)	Warrant Transfer and Cancellation Agreement dated January 21, 2009 between the Company and Quercus Trust
10.43	(24)	Contract, dated January 28, 2009, between the Company and the U.S. Naval Sea Systems Command.
10.44	(25)	Contract, effective as of February 18, 2009 between the Company and American Electric Power, as agent for Columbus Southern Power Company.
10.45	(26)	Common Stock Purchase Agreement dated February 19, 2009 between the Company and Seaside 88, LP.
10.46	(27)	First Amendment to Common Stock Purchase Agreement, dated June 19, 2009, by and between the Company and Seaside 88, LP.

Exhibit Number	Ref	Description of Document
10.47	(20)	Promissory Note dated June 30, 2008 issued by Beacon Power Corporation to Massachusetts Development Finance Agency.
10.48	(20)	Security Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.49	(20)	Collateral Assignment of Lease Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.50	(20)	Form of Warrants issued on June 30, 2008 to Massachusetts Development Finance Agency.
21.1	(32)	Subsidiaries of the Company.
23.1	(32)	Consent of Miller Wachman LLP.
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(32)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	(32)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(30)
Incorporated by reference from the Form 8-K filed on October 10, 2008 (File No. 000-31973).

(31)
Incorporated by reference from the Form 8-K filed on December 22, 2008 (File No. 000-31973).

(32)
Filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 15, 2010.

+
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION
By:	/s/ F. WILLIAM CAPP F. William Capp President and Chief Executive Officer
Date: April 30, 2010