Form 10-Q
period 2010-03-31
BEACON POWER CORP
filed 2010-05-10
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

or

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of May 6, 2010 was 182,681,995.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	1

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and for the period from May 8, 1997 (date of inception) through March 31, 2010	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from May 8, 1997 (date of inception) through March 31, 2010	3

	Unaudited Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2009 and the three months ended March 31, 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II. Other Information

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	(Removed and Reserved)	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

iii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,507,912	$22,605,147
Accounts receivable, net	70,485	46,907
Unbilled costs on contracts in progress	617,192	577,356
Prepaid expenses and other current assets	734,119	636,887
Total current assets	18,929,708	23,866,297
Property and equipment, net	24,169,638	24,373,941
Restricted cash	212,560	212,557
Deferred financing costs and other assets	4,341,311	1,549,685
Total assets	$47,653,217	$50,002,480
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$960,762	$1,154,613
Accrued compensation and benefits	1,148,196	1,764,053
Other accrued expenses	1,855,477	1,543,507
Advance billings on contracts	41,741	35,418
Accrued contract loss	237,937	257,698
Deferred rent — current	144,996	138,558
Current portion of long term debt	620,989	608,105
Total current liabilities	5,010,098	5,501,952
Long term liabilities:
Deferred rent — long term	707,050	746,518
Long term debt, net of unamortized discount	3,517,894	3,676,569
Total long term liabilities	4,224,944	4,423,087
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized 182,263,728 and 171,641,622 shares issued at March 31, 2010 and December 31, 2009, respectively	1,822,637	1,716,416
Deferred stock compensation	—	—
Additional paid-in-capital	248,803,976	245,029,557
Deficit accumulated during the development stage	(211,495,599)	(205,955,693)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	38,418,175	40,077,441
Total liabilities and stockholders’ equity	$47,653,217	$50,002,480

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2010	2009	2010
Revenue	$235,480	$110,935	$5,992,579
Cost of goods sold (exclusive of items shown separately below)	183,093	172,033	6,353,838
Gross profit	52,387	(61,098)	(361,259)
Operating expenses:
Operations and maintenance	966,982	777,137	3,898,297
Research and development	2,072,437	2,191,054	92,685,324
Selling, general and administrative	1,945,535	1,897,462	67,110,046
Loss on contract commitments	—	132,500	3,042,624
Depreciation and amortization	529,837	423,888	8,124,623
Restructuring charges	—	—	2,159,280
Loss on impairment of assets	—	—	4,663,916
Total operating expenses	5,514,791	5,422,041	181,684,110
Loss from operations	(5,462,404)	(5,483,139)	(182,045,369)
Other income (expense):
Interest income	8,848	10,521	5,597,872
Interest expense	(86,350)	(67,301)	(1,366,663)
Gain on sale of investment	—	—	3,562,582
Other income (expense)	—	—	(237,827)
Total other income (expense), net	(77,502)	(56,780)	7,555,964
Net loss	(5,539,906)	(5,539,919)	(174,489,405)
Preferred stock dividends	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	(113,014)
Loss to common shareholders	$(5,539,906)	$(5,539,919)	$(211,428,099)
Loss per share, basic and diluted	$(0.03)	$(0.05)
Weighted-average common shares outstanding	175,527,292	109,003,136

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Three months ended March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(5,539,906)	$(5,539,919)	$(174,489,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	529,837	423,888	8,124,625
Loss (gain) on sale of fixed assets	—	—	210,012
Impairment of assets, net	—	—	4,551,147
Interest expense relating to issuance of warrants	13,620	10,037	441,874
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	821,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	127,116	279,012	4,996,763
Deferred rent	(33,030)	(26,593)	(577,955)
Cash received from landlord for build-out credit	—	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(23,578)	(8,091)	(70,485)
Unbilled costs on government contracts	(39,836)	(41,886)	(617,192)
Prepaid expenses and other current assets	(97,232)	51,893	(833,780)
Accounts payable	(193,851)	(3,013,188)	960,762
Accrued compensation and benefits	(615,857)	(396,664)	1,148,196
Advance billings on contracts	6,323	3,047	41,741
Accrued interest	—	—	275,560
Accrued loss on contract commitments	(19,761)	124,836	237,937
Other accrued expenses and current liabilities	311,970	(1,411,110)	1,864,147
Net cash used in operating activities	(5,574,185)	(9,544,738)	(148,243,240)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(3)	(21)	(212,560)
Increase in other assets	—	—	(412,072)
Purchases and manufacture of property and equipment	(321,892)	(1,053,935)	(36,372,662)
Sale of property and equipment	—	—	202,674
Net cash used in investing activities	(321,895)	(1,053,956)	(33,232,038)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	1,520,548	1,764,852	104,851,172
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	—	—	399,590
Exercise of employee stock options	—	(100)	2,304,091
Issuance of debt	—	—	4,615,155
Repayment of debt	(159,411)	—	(319,198)
Warrants issued in relation to lease	—	—	716,614

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Three months ended March 31,		March 31,
	2010	2009	2010
Cash paid for financing costs and other assets	(2,795,268)	(200,435)	(4,361,062)
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Warrant exercises	2,232,976	—	2,325,359
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	798,845	1,564,317	198,983,190
(Decrease) increase in cash and cash equivalents	(5,097,235)	(9,034,377)	17,507,912
Cash and cash equivalents, beginning of period	22,605,147	14,357,475	—
Cash and cash equivalents, end of period	$17,507,912	$5,323,098	$17,507,912
Supplemental disclosure of cash flow information:
Cash paid for interest	$81,974	$58,045	$879,014
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$—	$—	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
Description	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, December 31, 2008	107,433,190	$1,074,332	$212,145,254	$(186,895,207)	421,692	$(712,839)	$25,611,540
Issuance of officer restricted stock units	63,272	631	(631)	—	—	—	—
Shares issued through ESPP	200,102	2,001	121,768	—	—	—	123,769
Stock-based compensation	—	—	902,279	—	—	—	902,279
Issuance of stock for cash, net of issuance costs	63,712,933	637,131	31,770,825	—	—	—	32,407,956
Warrant exercises	232,125	2,321	90,062	—	—	—	92,383
Net loss	—	—	—	(19,060,486)	—	—	(19,060,486)
Balance, December 31, 2009	171,641,622	1,716,416	245,029,557	(205,955,693)	421,692	(712,839)	40,077,441
Stock-based compensation	—	—	127,116	—	—	—	127,116
Issuance of stock for cash, net of issuance costs	4,500,000	45,000	1,475,548	—	—	—	1,520,548
Warrant exercises	6,122,106	61,221	2,171,755	—	—	—	2,232,976
Net loss	—	—	—	(5,539,906)	—	—	(5,539,906)
Balance, March 31, 2010	182,263,728	$1,822,637	$248,803,976	$(211,495,599)	421,692	$(712,839)	$38,418,175

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (collectively the “Company,” “Beacon,” “we,” “our,” or “us”) (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation.  Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis.  In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $107 million as of March 31, 2010, through the sale of our stock and exercise of warrants. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 915.

We expect to increase our revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America and from the sale of turnkey systems outright or on a fractional basis, both within the United States and on a global basis. We believe that as we expand our production capabilities and continue to lower our system costs, we will be able to market other cost-effective applications for our flywheel systems that will further expand our revenues.

On July 2, 2009 we announced that we had been notified by the Department of Energy (DOE) of a conditional commitment for a loan guarantee of approximately $43 million. The loan, which would be funded by the U.S. Treasury’s Federal Financing Bank, is expected to provide debt financing for 62.5% of the estimated $69 million total project cost of our planned 20 megawatt (MW) plant in Stephentown, New York. This plant is under construction and we expect to complete it within 12 to 18 months from the date of financial closing. Our equity contribution to the project is expected to be $26 million. We expect to close on this loan during the second quarter of 2010.  In November 2009, the DOE announced that it has awarded us a stimulus grant valued at $24 million for use in construction of our second 20 MW flywheel energy storage plant, to be located in the Chicago, Illinois area.  The grant was made to cover approximately 50% of the project’s total cost.

Operations

We are focused on commercializing our Smart Energy Matrix™ flywheel system to provide frequency regulation services and to sell turnkey systems.  In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

We currently have 3 megawatts (MW) of our Smart Energy Matrix™ operating and generating frequency regulation revenue within the New England Independent System Operator region (ISO-NE) under its Alternative Technologies Regulation pilot program. We plan to increase our revenues by building additional facilities, including 1) the 20 MW plant in Stephentown, New York, where we have broken ground and are in the process of finalizing the $43 million Department of Energy (DOE) loan guarantee; 2)  a 20 MW plant in either Chicago, Illinois, or another location in the PJM Interconnection region (PJM) for which we have been awarded the $24 million DOE Smart Grid stimulus grant; and 3) a 20 MW facility in Glenville, New York, for which we have secured site control and filed for interconnection. We have filed interconnection applications for both the site in Chicago and an alternate site in the PJM region.  Based on our successful Phase I DOE loan application, we have been invited by the DOE to submit a Phase II application for the Glenville facility and are in the process of doing so.

We are also identifying other plant locations for future merchant facilities, as well as marketing our systems to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants on a turnkey basis.  Additionally, we are exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids.

We have experienced net losses since our inception and, as of March 31, 2010, had an accumulated deficit of approximately $211.5 million.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sell turnkey systems. We will need to raise additional capital from a combination of equity and/or project financing, the sale of our systems and/or other sources to build regulation facilities, support operations at our Tyngsboro and other facilities, implement our business plan and continue as a going concern.  Of the $17.5 million cash on hand as of March 31, 2010, $12 million represents our expected cash investment towards the construction of the Stephentown plant under the terms of the DOE loan, and thus is not available for our general corporate operating purposes. Based on our projected cash usage rates exclusive of the anticipated borrowings from the DOE loan and our equity contribution to the Stephentown project, we have sufficient cash to fund our operations into the third quarter of 2010. We estimate that we will need to raise an additional $18 - $20 million during the remainder of 2010 through the issuance of equity securities or debt in order to fund operations and have sufficient working capital to continue to execute our business plan into 2011, including ordering long-lead items required by our production plan for 2011.  Additional funding will be required in 2011.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we had minimal revenues, and incurred significant losses of approximately $211.5 million since our inception including losses during the three months ending March 31, 2010, of approximately $5.5 million.  We have approximately $17.5 million of cash and cash equivalents on hand at March 31, 2010, which we believe, in combination with the DOE loan which is expected to close during the second quarter of 2010, is adequate to complete the construction of the Stephentown facility and finance our operations into the third quarter of 2010.  Since our cash requirements for operation and construction of frequency regulation facilities beyond that point far exceed the cash generated from operations, we may be unable to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC.  In July 2009, we established two additional wholly-owned subsidiaries, Stephentown Holding LLC and Stephentown Regulation Services, LLC. As of March 31, 2010, these entities remain inactive. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three month periods ended March 31, 2010 and 2009, reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

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

Property and Equipment

Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use.  These costs include labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with ASC Topic 410, “Asset Retirement and Environmental Obligations.”  No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements). Interest costs incurred during the construction of major construction projects (such as the construction of our frequency regulation plants) are capitalized in accordance with ASC Topic 835, Subtopic 20, “Interest — Capitalization of Interest.”  The interest is capitalized until the underlying asset is ready for its intended use, and is considered an integral part of the total cost of acquiring a qualifying asset.  Thus, the capitalized interest costs are included in the calculation of depreciation expense once the constructed assets are in service. Repair and maintenance costs are expensed as incurred.  Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with ASC Topic 730, “Research and Development.”

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

Deferred financing costs and other assets

Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt.  Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals.  These costs will be capitalized if the efforts are successful, or expensed when unsuccessful.  Indirect costs are expensed as incurred. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Paid in Capital.  Other assets represent advance payments to suppliers for custom materials used in the manufacture of our flywheels or frequency regulation facilities and capitalized patent costs.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products, design of a frequency regulation plant, design of a flywheel for use by the Navy in their electric ships, and other work that supports our core research and development efforts.  Most of these contracts have been structured on a cost-share basis for which the expected cost share has been recorded as a contract loss.  The “cost” basis allowable on these contracts is based on government-allowable overhead rates, which differ from overhead rates required by GAAP.  In particular, most of our stock compensation expense is not an allowable cost for the purposes of calculating government-allowable rates.  As a consequence, we may incur losses on our financial statements even for contracts granted on a cost-plus-fixed fee basis.  We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue.  Each quarter, we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.

Stock-Based Compensation

We account for stock-based compensation for employees in accordance with ASC Topic 718, “Compensation-Stock Compensation.” Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. The fair value of the options on their grant date is measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of ASC Topic 718 apply to grants issued since January 1, 2006 (the effective date) and to grants that were outstanding as of that date that are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period.

Non-employee stock-based compensation is accounted for in accordance with ASC Topic 505, “Equity-based payments to Non-Employees.”  In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.

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

In certain instances, we may determine that it is in the best interest of the Company to move and re-deploy all or part of a Smart Energy Matrix™ system installed at a given location.  When such a decision has been made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value associated with the non-fungible components.

No asset impairment charges were considered necessary for the three months ended March 31, 2010 or 2009.

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

•                  Research and Development  Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenue using the percentage-of-completion method. We use labor hours as the basis for the percentage of completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to contract costs and revenue.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in progress” in our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to contract costs and revenue.

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

Cost of Goods Sold

For frequency regulation revenue, cost of goods sold represents the cost of energy. Cost of goods sold for our research and development contracts is calculated on a percentage-of-completion basis, using the same percentage of contract costs (up to the total contract revenue amount) as is used to calculate revenue. In the event that expected costs exceed total contract revenue amount, the excess costs are charged to contract loss. We value our products at the lower of cost or market.  Costs in excess of this measurement are expensed in the period in which they are incurred.

Fair Value of Financial Instruments

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with a fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement hierarchy consists of three levels:

•                  Level one—quoted market prices in active markets for identical assets or liabilities;

•                  Level two—inputs other than level one inputs that are either directly or indirectly observable, and

•                  Level three—unobservable inputs developed using estimates and assumptions which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in our financial statements.

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short maturity of these instruments.  See Note 8 for debt fair value, which also approximates carrying value.

Recently Issued Accounting Pronouncements and Regulations

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 which for us was January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of ASU 2010-06.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. ASU 2009-14 will be effective for our Company prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Although our flywheel systems do contain a software component, because it is a tangible product, we do not expect this standard to impact our reporting for the sale of turnkey plants in the future.

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

Recently Adopted Accounting Pronouncements and Regulations

On February 24, 2010, the FASB issued Accounting Standards Update  (“ASU”) No. 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, “Subsequent Events”, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  ASU No. 2010-09 was effective immediately and we adopted this new requirement in the first quarter of 2010.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” and changes how a reporting entity determines when an entity that is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things:

a)              The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and

b)             The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 which for us was January 1, 2010.  Early application is not permitted. In the future, should we become fractional owners of certain merchant frequency regulation plants, this standard may impact our reporting for such entities.

In December, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets. ASU 2009-16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16:

•                  Eliminates the concept of a “qualifying special-purpose entity”;

•                  Changes the requirements for derecognizing financial assets; and

•                  Enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 which was January 1, 2010 for us. Early application is not permitted. Our business plan anticipates the use of project financing to fund the construction of our merchant frequency regulation plants. This standard will impact our reporting for any such transactions.

Note 3.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	March 31,	December 31,
	2010	2009
Accounts receivable, trade	$70,485	$46,907
Allowance for doubtful accounts	—	—
Accounts receivable, net	$70,485	$46,907

There was no allowance for doubtful accounts as of March 31, 2009 or December 31, 2009.  All accounts are expected to be collected.

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. Our accounts receivable balance includes holdbacks of approximately $19,000 and $17,000 as of March 31, 2010 and December 31, 2009, respectively.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved.  We believe the remaining holdbacks will be collected upon completion of the contracts and collected within one year, and therefore have not recorded any reserve against this amount.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	March 31,	December 31,
	Lives	2010	2009
Construction in Progress	Varied	$8,135,336	$7,941,125
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	6,241,732	6,241,732
Smart Energy Matrix™ installations - fungible	20 years	1,571,649	1,686,038
Machinery and equipment	5 - 10 years	3,286,189	3,096,175
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	700,624	700,624
Office equipment and software	3 years	1,077,992	1,025,936
Leasehold improvements	Lease term	7,804,607	7,804,607
Equipment under capital lease obligations	Lease term	563,783	563,783
Total		$29,591,162	$29,269,270
Less accumulated depreciation and amortization		(5,421,524)	(4,895,329)
Property and equipment, net		$24,169,638	$24,373,941

In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Technologies pilot program (pilot program) with a system installed inside our Tyngsboro facility. We deployed a second MW of capacity under the pilot program in July 2009, and a third MW in December 2009. Both of these additional MWs are installed outside and adjacent to our facility in Tyngsboro. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program.  In addition, the “Smart Energy Matrix™ installations — fungible” shown above represent the cost of ancillary equipment, such as chillers, installed outside our facility. This equipment is considered fungible because it can be relocated to other sites.

Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease.  Estimated exit costs of approximately $243,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system operating outside of our facility were expensed in 2008 and carried in accrued expenses.   Machinery and equipment and leasehold improvements include approximately $54,000 in estimated exit costs as of March 31, 2010 and December 31, 2009 that are being depreciated over the remaining life of the assets.  In addition, we have paid the Town of Stephentown, New York, $75,000, to be held in escrow to cover any land clearing or exit costs at that site.  This amount has been included in “Deferred financing costs and other assets” on our balance sheets.

In July 2008, we purchased land in Stephentown, New York, for the construction of a frequency regulation system, the cost of which is reflected as “Land” in the schedule shown above.  On August 31, 2009, we purchased an option to lease land in Glenville, New York, where we expect to build another 20 MW facility.  During the lease option period, we have agreed to negotiate in good faith a ground lease to be entered into upon our unilateral exercise of the lease option.  Key terms of the ground lease were substantially delineated in the executed option of the lease.  The lease option expires on August 28, 2010 but may be extended for up to two additional consecutive six-month periods.  In consideration for this option, we are paying the landlord a non-refundable fee of $4,550 per month in lease commitments.

The components of “Construction in progress,” which represent costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	March 31,	December 31,
	2010	2009
Materials to build production flywheels	$4,492,203	$5,665,670
Smart Energy Matrix™ in progress	3,299,739	1,955,481
Deposits and other costs related to the acquisition of land for frequency regulation systems	43,049	43,002
Machinery and equipment	295,325	260,840
Leasehold improvements	5,020	16,132
Construction in progress	$8,135,336	$7,941,125

As of March 31, 2010 and December 31, 2009, approximately $7,792,000 and $7,621,000, respectively, of the total shown as CIP represents completed flywheels not yet in service, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction outside our Tyngsboro and Stephentown sites.  The Smart Energy Matrix™ in progress costs included in CIP at March 31, 2010 and December 31, 2009 include approximately $0 and $1,023,000 for fungible components we expect to deploy at our site in Stephentown, New York, and approximately $3,300,000 and $933,000 in site costs related to Stephentown and Glenville, respectively.

Note 5.  Deferred Financing Costs and Other Assets

Details of our deferred financing costs and other assets are as follows:

	March 31,	December 31,
	2010	2009
Prepaid financing costs associated with the DOE loan guarantee	$1,489,835	$1,124,300
Deferred finance charges associated with the MassDev loan	71,331	74,573
Supplier prepayments	2,637,473	235,879
Patents, net of amortization	142,672	114,933
Total	$4,341,311	$1,549,685

As of March 31, 2010, patents totaled approximately $143,000, of which approximately $102,000 represents deferred costs for patents that have not yet been issued and which are not yet being amortized. Amortization expense for the three months ended March 31, 2010 was $399.   Accumulated amortization as of March 31, 2010 and December 31, 2009 was $563 and $164, respectively.

Note 6.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of March 31, 2010 and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
March 31, 2010	$—	$28,175,356	$28,175,356
December 31, 2010	547,187		547,187
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
December 31, 2014	618,000		618,000
Total Commitments	$3,502,001	$28,175,356	$31,677,357
Non-cancellable purchase obligations		$13,473,343
Less advance payments to suppliers		(2,637,743)
Non-cancellable obligations net of advance payments		$10,835,870

As of March 31, 2010, we had purchase commitments with our suppliers of approximately $28.2 million. Of this amount, approximately $13.5 million represents firm, non-cancelable commitments, against which we have made advance payments totaling $2.6 million, leaving a net non-cancelable obligation of approximately $10.8 million as of March 31, 2010.  Total purchase commitments include approximately $25.6 million for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $14.7 million are cancelable as of March 31, 2010. The remaining commitments are for other equipment needed for Stephentown, costs associated with closing the DOE loan, equipment and other operating expenses.  We have an additional $2.8 million conditional material purchase commitment to a second source supplier who is working to meet our qualification requirements.

In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008.  Our 103,000-square-foot facility is located at 65 Middlesex Road, Tyngsboro, Massachusetts.  We believe our facility has a capacity of approximately 600 flywheels per year, and with further capital spending for equipment our capacity will increase to approximately 1,000 flywheels per year.

We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at March 31, 2010 of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expense was approximately $147,000 during the three months ended March 31, 2010 and 2009.

Legal Proceedings

We may from time to time be subject to legal proceedings, often likely to involve routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, may often be difficult to predict and may be resolved over a very long period of time.  Estimating probable losses associated with any legal proceedings or other loss contingency is very complex and requires the analysis of many factors, including assumptions about potential actions by third parties.  A loss contingency is recorded as a liability in the consolidated financial statements when it is both (i) probable and known that a liability has been incurred and (ii) the amount of the loss is reasonably estimable.  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements. There are no material legal proceedings pending.

Note 7.  Accrued Contract Loss

Our contract loss reserves are as follows:

	Three months ended March 31,
	2010	2009
Beginning balance	$257,698	$132,526
Charges for the period	—	132,500
Reductions	(19,761)	(7,664)
Ending balance	$237,937	$257,362

During the first quarter of 2009, we recorded a contract loss on the Tehachapi contract of approximately $133,000, which represents the difference between our overhead applied based on a “full production” rate, and the contract bid rate.  No additions to our contract loss reserve were necessary for the quarter ended March 31, 2010.

Note 8.  Long-Term Debt

Long-term debt was as follows, which approximates fair value:

	As of:
	March 31,	December 31,
	2010	2009
6.5% Note Payable to MassDev, due September 2015	$4,295,957	$4,455,368
Less unamortized discount (warrants)	(157,074)	(170,694)
Total	4,138,883	4,284,674
Less current portion of long term debt	(620,989)	(608,105)
Net long-term debt	$3,517,894	$3,676,569

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

Payments to MassDev began in November 2008. The payments were interest only during the first twelve months. In October, 2009, and thereafter, the balance of the principal outstanding under the note is being amortized in equal monthly installments of principal and interest over the remaining term of the note. Based on the amount outstanding as of December 31, 2009, principal payments required under the loan over the next five years, excluding discount due to warrants, are as follows:

Amount
Period ending:
December 31, 2010	$500,914
December 31, 2011	704,402
December 31, 2012	751,674
December 31, 2013	803,313
December 31, 2014	857,882
December 31, 2015	677,772
Total payments remaining	$4,295,957

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements substantially funded with the proceeds of the loan with an approximate carrying value of $4,800,000 and $5,126,000 at March 31, 2010, and December 31, 2009, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.124%.  The amortization of this discount resulted in approximately $14,000 and $10,000 charged to interest expense during the three months ended March 31, 2010 and 2009, respectively.  The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

Note 9.  Sale of Stock

On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million.  This agreement was amended on June 19, 2009.  The original agreement required Seaside to buy $1 million of common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day,) at a purchase price reflecting a 20% discount to the volume weighted average trading price over the five-day trading period immediately before the purchase.  The amended agreement maintained the $18 million aggregate maximum purchase price, but accelerated the purchase to 1.5 million shares twice per month at a 14% discount to the 10-day volume weighted average trading price.  The agreement was structured in three tranches, or segments, of six closings each. The first tranche ended with the July 6, 2009 stock purchase.  The second tranche ended with the October 5, 2009 closing date, and we exercised our option to extend the agreement for a third tranche, meaning that there were 18 closings over the term of the agreement. In December 2009, we issued additional shares of stock through a public offering.  As part of the underwriting conditions for that offering, we exercised our option to delay the Seaside purchases originally scheduled for December and January for a period of 60 days.   The Seaside purchases resumed on February 5, 2010 and the final purchase under this agreement was completed on March 5, 2010.

Stock sales to Seaside through the final sale in March 2010 are summarized:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Volume Weighted Average Price (VWAP)*	Net Proceeds
February 20, 2009	$1,000,000	2,656,184	$0.37648	$0.470600	$889,767
March 20, 2009	1,000,000	2,896,200	$0.34528	$0.431600	931,072
April 20, 2009	1,000,000	1,912,777	$0.52280	$0.653500	914,855
May 20, 2009	1,000,000	1,647,772	$0.60688	$0.758600	946,098
June 22, 2009	1,193,895	1,500,000	$0.79593	$0.925500	1,094,839
July 6, 2009	1,118,430	1,500,000	$0.74562	$0.867000	1,059,504
July 20, 2009	932,670	1,500,000	$0.62178	$0.723000	860,444
August 5, 2009	939,255	1,500,000	$0.62617	$0.728100	873,826
August 20, 2009	895,260	1,500,000	$0.59684	$0.694000	833,089
September 8, 2009	989,295	1,500,000	$0.65953	$0.766900	923,819
September 21, 2009	940,155	1,500,000	$0.62677	$0.728800	874,043
October 5, 2009	925,575	1,500,000	$0.61705	$0.717500	864,430
October 20, 2009	941,955	1,500,000	$0.62797	$0.730200	880,144

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Volume Weighted Average Price (VWAP)*	Net Proceeds
November 5, 2009	864,300	1,500,000	$0.57620	$0.670000	802,336
November 20, 2009	829,605	1,500,000	$0.55307	$0.643100	668,557
February 5, 2010	585,150	1,500,000	$0.39010	$0.453600	541,245
February 22, 2010	541,500	1,500,000	$0.36100	$0.419800	498,905
March 5, 2010	529,350	1,500,000	$0.35290	$0.410300	486,719
Total Investment	$16,226,395	30,112,933			$14,943,692

Because the stock was sold to Seaside at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants, as discussed in Note 10 below.

Note 10.  Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of March 31, 2010:

Description	Grant Date	Expiration Date	Strike Price		Issued and Outstanding As of March 31, 2010
May 24, 2005 Financing	5/24/2005	5/25/2010	$1.0080		800,000
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.0400		6,291,118
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$1.3300		6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.7700		500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$1.9900		6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$1.9900		153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.9700		5,431,805
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.8900		171,958
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.2000		8,700,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$0.7400		8,966,000
Series W - December 9, 2009 Public Offering	12/9/2009	12/9/2014	$0.7000		19,050,000
Series X - December 9, 2009 Public Offering	12/9/2009	8/31/2010	$0.3749	*	12,695,769
Total warrants outstanding					75,143,946

*  These warrants were issued with a floating exercise price, calculated at 85% of the five day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share.  The exercise price for these warrants as of March 31, 2010, based on this calculation, was $0.3749.

The following shows changes to the warrants outstanding from December 31, 2009, through March 31, 2010:

# Warrants
Warrants outstanding as of December 31, 2009	81,089,664
Adjustments to 11/8/05 warrants due to Seaside pricing during the three months ended March 31, 2010:	176,388
Series X warrants exercised	(6,122,106)
Warrants outstanding as of March 31, 2010	75,143,946

Warrants with activity during the three months ended March 31, 2010, are described below:

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten “accredited investors.” In addition, 450,000 warrants were issued to the placement agents.  The per-share exercise price for the warrant shares was $2.21. Each investor warrant is exercisable at any time until May 9, 2011.  The placement agent warrants expired on November 8, 2008.  The terms of the investor warrants include anti-dilution provisions which require us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include:

(1)                Subdivisions, stock dividends or combinations of our common stock

(2)                Reclassifications, exchanges, substitutions, or in-kind distributions that result in a change in the number and/or class of the securities issuable upon exercise of the warrants

(3)                Reorganizations, mergers and similar transactions; and

(4)                Issuance of additional shares of our common stock, or securities convertible into our common stock, at a price per share lower than the closing stock price on the date of this transaction, which was $1.85.

Based on the warrants’ anti-dilution provisions, the exercise price and the number of warrants were adjusted as shown below.

	# Warrants	Exercise Price
Original Warrant	2,960,527	$2.21
Adjustments based on anti-dilution provision:
Financing February 2007	327,294	$1.99
Financing October 2008	248,808	$1.85
Financing December 2008	404,796	$1.66
Seaside 2/20/09 purchase	72,542	$1.63
Seaside 3/20/09 purchase	75,260	$1.60
Seaside 4/20/09 purchase	51,764	$1.58
Seaside 5/20/09 purchase	53,092	$1.56
Seaside 6/22/09 purchase	27,063	$1.55
Seaside 7/06/09 purchase	27,411	$1.54
Seaside 7/20/09 purchase	27,766	$1.53
Seaside 8/5/09 purchase	28,132	$1.52
Seaside 8/20/09 purchase	28,504	$1.51
Seaside 9/8/09 purchase	28,886	$1.50
Seaside 9/21/09 purchase	29,274	$1.49
Seaside 10/5/09 purchase	29,669	$1.48
Seaside 10/20/09 purchase	30,072	$1.47
Seaside 11/05/09 purchase	30,484	$1.46
Seaside 11/20/09 purchase	30,905	$1.45
Public offering 12/9/09	1,602,481	$1.07
Seaside 2/05/10 purchase	57,686	$1.06

	# Warrants	Exercise Price
Seaside 2/22/10 purchase	58,786	$1.05
Seaside 3/5/10 purchase	59,916	$1.04
Adjusted Warrant:	6,291,118	$1.04

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

The following Series X warrants were exercised as of March 31, 2010:

Date of Exercise	# of Shares	Exercise Price	Proceeds
December 28, 2009	180,000	$0.3966	71,388
December 29, 2009	52,125	$0.4047	21,095
January 7, 2010	533,206	$0.4168	222,240
January 29, 2010	100,000	$0.3626	36,260
February 2, 2010	100,000	$0.3698	36,980
February 3, 2010	200,000	$0.3924	78,480
March 1, 2010	100,000	$0.3392	33,920
March 11, 2010	700,000	$0.3477	243,390
March 11, 2010	1,000,000	$0.3477	347,700
March 12, 2010	2,300,000	$0.3640	837,200
March 12, 2010	300,000	$0.3640	109,200
March 12, 2010	375,000	$0.3640	136,500
March 12, 2010	125,000	$0.3640	45,500
March 26, 2010	7,875	$0.3515	2,768
March 26, 2010	23,625	$0.3515	8,304
March 29, 2010	25,000	$0.3635	9,088
March 29, 2010	75,000	$0.3635	27,263
March 30, 2010	10,775	$0.3674	3,959
March 30, 2010	32,325	$0.3674	11,876
March 31, 2010	28,575	$0.3705	10,587
March 31, 2010	85,725	$0.3705	31,761
	6,354,231		2,325,459

Note 11.  Revenue and Cost of Goods Sold

A breakdown of our sales and the related cost of sales for the three months ended March 31, 2009 and 2008, respectively, are as follows:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Revenue	Cost of Goods Sold	Margin	Revenue	Cost of Goods Sold	Margin
	(in thousands)
Frequency regulation	$143	$104	$39	$64	$130	$(66)
Contract	79	79	—	44	42	2
Inverters and related	13	—	13	3	—	3
Total	$235	$183	$52	$111	$172	$(61)

From November 2008 (when the ISO-NE pilot program began) until late April 2009, we were billed for all of the energy stored on our flywheels, rather than for our net energy usage.  Further, we were billed at a retail rate.  However, since late April 2009, our energy costs have decreased substantially as we have been billed the wholesale rate for our net energy used, plus retail transmission and distribution charges.  The gross margin for frequency regulation for the first quarter of 2009 was negative, due to the energy costs paid from January through March 2009.  Cost of energy during the first quarter of 2010 was approximately $104,000, of which approximately $75,000, or 72%, represents retail transmission and distribution (T&D) charges billed by the local service provider.  Because our Stephentown facility will be connected to the grid at the transmission level, we will not incur T&D charges, and so we expect our gross margin to be considerably higher than in our Tyngsboro installation.

We provide a five-year limited product warranty for our Smart Power M-series inverter product line and accrue for estimated future warranty costs in the period in which the revenue is recognized.  In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes.  During 2010 and 2009, we continue to have very limited sales of our inverter products, which we are no longer manufacturing. The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year.  Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

Note 12.  Stock-Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors.  Under the terms of the option plan, incentive stock options are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options are to be granted at a price determined by our Board of Directors.  In general, our Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At March 31, 2010 we had 13,384,483 shares reserved for issuance under this plan.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At March 31, 2010, we had 1,518,841 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

Our Third Amended and Restated 1998 Stock Incentive Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of March 31, 2010 and December 31, 2009, certain RSUs granted under the officer employment agreements were vested but stock could not be issued under the terms of the RSU agreements because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity as of December 31, 2009 and for the three months ended March 31, 2010 is as follows:

	Three months ended March 31,	Year ended December 31,
	2010	2009
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	—	46,352
Based upon current year executive officer agreement	—	16,920

Vested RSUs not yet converted to stock (i)	26,714	16,376

RSU’s granted but not vested:
Related to 2008 executive officer agreement	14,112	18,810
Related to 2009 executive officer agreement	39,473	45,113
Related to performance-based executive plan (ii)	1,265,823	1,265,823

(i)             RSUs vesting December 31, 2009 were issued on April 8, 2010.

(ii)          Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements. We did not meet the award conditions as of December 31, 2009, and our executive management does not believe it is probable that the award will be earned in 2010 based on our current business plan. Accordingly, no compensation expense was recorded for this grant in 2009 or 2010. On April 26, 2010 we entered into Letter Agreements with our executive officers, under which the outstanding PSUs were terminated due to the inability to meet the performance goals. Pursuant to the termination of these agreements, the shares of our stock reserved for issuance upon conversion of the PSUs became available for future issuance under the our Third Amended and Restated 1998 Stock Incentive Plan.

Stock Option Plan Schedules

Stock option activity for the three months ended March 31, 2010 is as follows:

		Weighted-	Weighted-
		Average	Average
	Number of	Exercise	Fair
	Shares	Price	Value
Outstanding, December 31, 2009	12,000,028	$1.18
Granted	65,000	$0.42	$0.26
Exercised	—	$—
Canceled, forfeited or expired	(26,667)	$(0.89)
Outstanding, March 31, 2010	12,038,361	$1.13

The following table summarizes information about stock options outstanding at March 31, 2010:

		Weighted-			Vested
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise	of Options	Contractual	Exercise	of Options	Exercise
Price	Outstanding	Life (Years)	Price	Vested	Price
$0.26 - $0.74	4,508,852	5.70	$0.65	3,875,293	$0.67
$0.80 - $1.46	5,536,789	6.40	$1.07	4,665,218	$1.03
$1.51 - $2.19	1,535,470	5.48	$1.82	1,509,626	$1.82
$2.50 - $3.10	130,000	0.10	$2.64	130,000	$2.64
$4.10 - $5.27	222,250	0.91	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	0.51	$6.40	105,000	$6.40
Total	12,038,361			10,507,387

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

During the first quarter of 2009, 20,000 options were granted to a consultant.  Half of these options vested on May 5, 2009, and the remainder were scheduled to vest on November 5, 2009, subject to the consultant’s continued service to the Company.  In accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” the measurement dates for these options was determined to be the vesting dates.  The consultant’s services were terminated as of the end of June 2009. The non-vested options were forfeited as of the termination date.  Under the terms of the option agreement, the consultant had three months from the termination date to exercise his vested options.  They were not exercised within that time, and consequently the options were forfeited.

The only option grants made during the first quarter of 2009 were those to the consultant as discussed above, and the measurement date for those options had not occurred as of March 31, 2009.  Accordingly, no grants were valued during this three month period.  The assumptions used to value stock option grants for the three months ended March 31, 2010 were as follows:

Three months ended March 31,
2010
Risk-free interest rate	1.49% - 1.65%
Expected life of option	3.5 years

Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%
Assumed volatility	90%
Expected forfeitures	8.3%

Stock-based compensation expense recognized on our consolidated statement of operations for the three months ended March 31, 2010, and 2009, are as follows:

	Three months ended March 31,
	2010	2009
Operations and maintenance	$15,072	$34,497
Research and development	39,282	107,693
Selling, general and administrative	72,763	136,821
Total stock compensation expense	$127,117	$279,011

Components of stock compensation expense:
Compensation expense related to RSUs	$5,083	$8,054
Compensation expense related to stock options	122,034	270,957
Total stock compensation expense	$127,117	$279,011

As of March 31, 2010, there was approximately $190,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 13. Potential Delisting of the Company’s Stock

On September 16, 2009, we received a letter from the Nasdaq Stock Market indicating that our common stock was subject to delisting on March 15, 2010 if the requirements of Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, were not met.  On March 16, 2010, we received a letter from the Nasdaq Stock Market, notifying us that Nasdaq has granted us an additional 180 days to regain compliance with the $1.00 minimum share price rule. The Company’s securities will continue to be listed on the Nasdaq Capital Market until at least September 13, 2010. If, at any time before September 13, 2010, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us written notification that we comply with the rule. However, there can be no assurance that we will be able to meet The Nasdaq Stock Market’s minimum bid price requirements within the extended grace periods and we therefore may lose our eligibility for quotation on The Nasdaq Stock Market.

Note 14.  Subsequent Events

In April 2010, we entered into two new land option agreements.  The first of these is a two-year option that provides the right to purchase either of two properties in the Chicago area, but not both, for $1 million. Both properties are zoned industrial, and contain certain improvements relevant to our planned use, including equipment required for physical interconnection to 138 KVA transmission lines.  One property is located in a suburb of Chicago and the other in the city of Chicago.  In consideration for this option, we will pay the owner $2,000 per month.  If we elect to purchase the land, the option payments will be applied to the purchase price.   A second option agreement was executed with an economic development agency of the State of Pennsylvania for a property situated in Hazle Township, Luzerne County, Pennsylvania. Under the terms of this two-year option, we will pay $2,500 per month for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month.  The site covered by this option is located in an economic development zone, which provides an exclusion for the payment of state sales tax on equipment used to build the plant. We expect to build the plant for which we have received a $24 million grant award on one of the two sites located in the Chicago area.  The site in Luzerne County, Pennsylvania is an alternative site for the DOE grant plant, or if unused for that purpose, can be used to build an additional plant.

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

Overview

We design, manufacture and operate flywheel-based energy storage systems that we are deploying in company-owned merchant plants that sell frequency regulation services in open-bid markets (which we refer to as our “sale of services” or “merchant plant” model). We also intend to sell systems on a turnkey equipment basis in domestic and overseas markets that lack open-bid auction mechanisms.  We may also share ownership of some plants with utilities or other investors; enter into bilateral contracts with utilities that provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services; and/or participate in pilot programs to demonstrate our technology. Our flywheel systems support stable, reliable and efficient electricity grid operation. We expect the market for our systems to benefit from increased electricity demand and the rapid expansion of intermittent renewable resources, including wind and solar.

Our Smart Energy 25 flywheel system includes the flywheel and its associated power electronics. A Smart Energy Matrix™ is an array of ten Smart Energy 25 flywheel systems that provides 1 MW of energy storage. A frequency regulation installation includes one or more Smart Energy Matrices™, along with ancillary equipment and site work. A typical full-scale installation would have a capacity of 20 MW, capable of +/- 20 MW, or a 40 MW regulation range.

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

•                  Our ability to receive appropriate revenues and payments within the market rules of each regional market

•                  Our ability to interconnect at transmission voltage and obtain grid interconnection approvals

•                  Availability and cost of land

•                  Ability to secure all necessary environmental and other permits and approvals

Our production facility is capable of producing up to 600 flywheels per year. We have a second phase manufacturing build-out planned which will increase the annual manufacturing capacity to more than 1,000 flywheels.

On November 18, 2008, we began to provide 1MW of frequency regulation service through the ISO-NE pilot program. We added a second MW of capacity in July 2009, and third in December 2009.  Our flywheel system has been on-line for 97% of the time, on average, since January 1, 2009, and is earning revenue from frequency regulation services.

During the first quarter of  2010, we began to recruit and hire the first few of approximately 50 planned new employees at our Tyngsboro, Massachusetts, headquarters, which will ultimately include hardware engineers, project managers, market data analysts, and sales directors (both U.S. and international), as well as positions in purchasing, finance, site development, manufacturing and production. This workforce expansion will enable us to ramp up production of our grid-scale flywheel energy storage systems, which will be installed in our 20 MW plant in Stephentown, New York, now under construction. A portion of this plant is expected to begin earning revenue by providing frequency regulation in the fourth quarter of 2010.

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

From inception through March 31, 2010, we have incurred losses of approximately $211.5 million. We currently do not expect to become cash flow positive until we have deployed a sufficient number of merchant plants and/or sold turnkey systems.

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

Our flywheel systems also make it easier for the grid to integrate intermittent renewable energy sources, such as wind and solar power, whose variability increases the need for regulation.  Because our flywheels only recycle electricity already generated, they do not consume fossil fuel or produce carbon dioxide (CO2) greenhouse gas emissions or other air pollutants, such as nitrogen oxide or sulfur dioxide. In addition, the energy conversion efficiency of our flywheels does not significantly degrade over time or as a function of the number of charge/discharge cycles incurred. We believe that our low operating costs will allow us to participate with a very favorable profit margin in the open-bid markets, and utilities in non-open bid markets will also find the attributes of our system attractive and will purchase our systems on a turnkey basis.

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

•      Greater use of renewable energy sources — especially wind and solar generation

•      Long-term growth in the demand for electricity

•      Increased operating costs for conventional generation

•      Government regulations and market forces aimed at reducing CO2 emissions.

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

Since our Smart Energy Matrix™ does not burn fuel, the environmental benefits of our technology are significant. An internally-commissioned study suggests that our technology’s ability to reduce carbon dioxide (CO2) may reduce CO2 emissions by up to 89%.  We believe that the cleaner performance of our flywheel systems (as contrasted to frequency regulation services supplied by fossil fuel resources) can be expected to offer significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions.  If the federal government implements a carbon-reduction program in the form of a cap-and-trade program or carbon tax, we believe that the resulting costs to carbon-intensive regulation providers will increase faster than our carbon-related costs, which are associated with the purchase of a small amount of electrical make-up energy.

In some states, additional environmentally related revenues may be available in the form of renewable energy credits or other credits.  For example, Massachusetts recently passed legislation that provides alternative compliance payments for qualifying flywheel storage units when they inject energy into the ISO-NE grid.  In  2009, we began earning alternative energy credits under the Massachusetts Alternative Energy Portfolio Standard (APS) program, and selling them to utilities or other retail electricity suppliers that need to meet mandated APS requirements, thus creating a limited source of incremental revenue.

Regulatory and Market Affairs

Since 2008, we have made progress with several of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in their regulation markets. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology into their grids.  In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signals in order to ensure that our Smart Energy systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheel’s fast-response capability, while recognizing that our resource has limited energy storage capacity. The proposed market rule changes, coupled with more efficient regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each open-bid ISO market is as follows:

•                  New York ISO: We believe that NYISO presents the most favorable grid operating region for the first full-scale commercial deployment of our systems. After extensive collaboration with us and with market stakeholders, on March 11, 2009, NYISO submitted new tariff and market rules for Limited Energy Storage Resources (LESRs) to provide frequency regulation to the New York power grid. The LESR tariff and market rule changes were approved by FERC on May 15, 2009, with an effective implementation date of May 12, 2009.  The NYISO regulation services market is now fully open to flywheel energy storage. The new rules recognize the unique operating characteristics of our technology and remedy key aspects of the previously existing regulation tariff for generators that would otherwise limit our technology.  NYISO’s regulation dispatch method for LESRs will take advantage of the LESRs’ fast response rates and maximize their deployment. The energy level in our flywheels will be actively managed by NYISO to maintain regulation capability to the extent possible by charging/discharging as necessary.  The new LESR tariff will also allow us to net our electricity costs at wholesale rates.  We believe the new tariff and dispatch mechanisms will provide a highly effective and efficient method for integrating our flywheels into the NYISO regulation market.

•                  ISO New England: On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation pilot program to comply with FERC Order No. 890.  The purpose of the Alternative Technologies Regulation pilot program is to evaluate the performance of new technologies like ours that had been ineligible to participate in ISO-NE’s regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules.  On February 2, 2010, ISO-NE began working with stakeholders to develop a proposal for permanent market rules for alternative technologies. ISO-NE expects to continue to develop its rules proposal during the second quarter of 2010 and then take its proposal through the normal New England Power Pool (NEPOOL) stakeholder process during the third quarter.  Once a proposal is approved by NEPOOL, it will be submitted to FERC for approval. Until new permanent market rules for energy storage are implemented we will continue to earn revenue through the pilot program.  We began participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro in November 2008,  added another 1 MW outside our Tyngsboro facility in July 2009 and added a third MW in December 2009.  Until April 2009, the pilot resource was sent a regulation signal that was similar to one for a traditional generator and therefore did not recognize that our technology provides regulation in a different manner than a traditional generator.  After discussions with ISO-NE, in May 2009, we convinced the ISO to implement a regulation dispatch signal for our pilot project that better recognizes our system’s unique capabilities and is similar to the dispatch method developed by NYISO. This new dispatch signal has improved the economics of our energy storage resources.  We are continuing to work with ISO-NE to implement a NYISO- style dispatch signal in the permanent rules at the conclusion of the pilot program. In addition, as also discussed above, we are working to have opportunity cost payments included in the permanent market rules so that the payments made for our resource are comparable to those made to other parties that provide a similar service. However, there are no guarantees that these changes will be implemented in the final rules.

•                  California ISO: CAISO is in the process of opening its frequency regulation market to energy storage technologies and we are actively participating in this process.   In February 2009, FERC ordered CAISO to make modifications to its tariff to ensure that non-generation resources are treated comparably to other resources in the CAISO regulation market.  We are actively engaged in this FERC proceeding and in the stakeholder process at CAISO.  Through this process, we continue to work with CAISO and its stakeholders to promote the lessons learned and best practices from other ISOs for integrating energy storage into the regulation market.  CAISO has announced that it expects to initiate a stakeholder process focused specifically on LESR participation in the regulation market in the second quarter of 2010.  In addition, as part of an overall evaluation of their Ancillary Services market in 2010, they plan to consider whether it would be beneficial to create a separate fast regulation product. In addition, the current definition contained in the Western Electricity Coordinating Council (WECC) Reliability Standards for Regulating Reserves only refers to generation resources.  WECC has a proposal which eliminates this “generator” definitional issue and will allow storage to provide regulation.  Their proposal is currently pending at FERC.

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

•                  PJM Interconnection: PJM amended its tariff language to comply with FERC Order No. 890 and stated that its current rules allow non-generation resources like ours to fully participate in its regulation market. PJM’s market rules allow us to enter the market. In the summer of 2009 PJM adopted a regulation dispatch signal for energy storage resources that takes partial advantage of our system’s fast-response capability, maximizes benefits to PJM’s grid and pays us for the benefits of our resource.  We are also working with PJM and market stakeholders to clarify or amend certain aspects of PJM’s tariff in order to ensure we can net our energy consumption at wholesale rates and therefore minimize our costs to provide service in PJM.  On April 13, 2010, PJM’s Market Implementation Committee voted to approve changes to their Station Power tariff definition that will allow our resource to net our energy at wholesale. These changes were subsequently endorsed by PJM’s Markets and Reliability Committee and their Tariff Advisory Committee. The tariff changes are expected to be on the Consent Agenda at the June 3rd Members Committee and filed at FERC for approval in June.

•                  ERCOT: Since ERCOT is not regulated by the Federal Energy Regulatory Commission, in the past, we have focused our efforts on the other ISOs.  As the amount of wind generation in Texas increases and therefore the demand for fast frequency regulation resources rises, and as we demonstrate the effectiveness of our system in other ISOs, we believe our technology will become increasingly attractive in the ERCOT market. Consequently, we have begun to focus our attention on this market. On April 13, 2010, ERCOT held an energy storage workshop to begin the process of evaluating whether market rule changes will be needed to allow energy storage units such as ours to enter this market on an economic basis. We are actively participating in this initiative.

Discussion of Operations

We have experienced net losses since our inception and, as of March 31, 2010, had an accumulated deficit of approximately $211.5 million.  We are focused on commercializing our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. Moreover, we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern.  In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

On November 18, 2008, we began operating our first 1 MW Smart Energy Matrix™ on the electricity grid in Tyngsboro, Massachusetts. The 1 MW system was installed under ISO New England’s Alternative Technologies Regulation pilot program. The pilot program was approved by FERC as part of ISO New England’s compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called “non-generation” resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis.  The pilot program allows us to generate revenue for regulation services while ISO-NE develops permanent market rules that will govern application of the technology. We added a second megawatt of capacity in Tyngsboro in July 2009, and a third megawatt in December 2009, all of which are currently earning revenue through the pilot program. We plan to redeploy a portion of these systems to the Stephentown site as part of our in-kind equity contribution required under the terms of the DOE loan guarantee program. We expect to continue to operate megawatts in the ISO-NE pilot program until permanent market rules for energy storage are finalized.

On July 2, 2009, we announced the conditional commitment by the U.S. Department of Energy (DOE) for a loan guarantee of approximately $43 million. The loan, which would be funded by the U.S. Treasury’s Federal Financing Bank, is expected to provide debt financing for 62.5% of the estimated $69 million total project cost of our planned 20 MW plant in Stephentown, New York. Of the $26 million not financed by the loan, we have already incurred approximately $14 million in eligible project expenditures, which will be considered part of our equity contribution to the project.  A significant portion of this in-kind contribution will come from the redeployment of a portion of our storage assets from Tyngsboro to the Stephentown site. The remaining $12 million was raised through the sale of units comprised of common stock and warrants on December 9, 2009. We are in the process of finalizing the administrative aspects of the loan, which we expect to close during the second quarter of 2010. We expect to complete the 20 MW facility in Stephentown, New York, within 12 to 18 months from the date of closing of the DOE loan.

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

In April 2010, we entered into two new land option agreements.  The first of these is a two-year option that provides the right to purchase either of two properties in the Chicago area, but not both, for $1 million. Both properties are zoned industrial, and contain certain improvements relevant to our planned use, including equipment required for physical interconnection to 138 KVA transmission lines.  One property is located in a suburb of Chicago and the other in the city of Chicago.  In consideration for this option, we will pay the owner $2,000 per month. If we elect to purchase the land, the option payments will be applied to the purchase price.   A second option agreement was executed with an economic development agency of the State of Pennsylvania for a property situated in Hazle Township, Luzerne County, Pennsylvania. Under the terms of this two-year option, we will pay $2,500 per month for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month.  The site covered by this option is located in an economic development zone, which provides an exclusion for the payment of state sales tax on equipment used to build the plant. We expect to build the plant for which we have received a $24 million grant award on one of the two sites located in the Chicago area.  The site in Luzerne County, Pennsylvania is an alternative site for the DOE grant plant, or if unused for that purpose, can be used to build an additional plant.

In October 2009, the New York State Public Service Commission (PSC) granted us a Certificate of Public Convenience and Necessity (CPCN) and approved our petition for lightened regulation of the planned 20 MW flywheel frequency regulation plant in Stephentown, New York.  After receiving the PSC decisions, we applied for and received the building permit and began site preparation in November 2009 for the Stephentown plant, which will be located on approximately half of the seven acres of land that we purchased in 2008.  Prior to the start of winter, we cleared and rough-graded the site, and added drainage. Plant construction has resumed in April 2010.

Our interconnection request for the 20 MW plant includes NYSEG as the transmission provider.  Before we can enter into an interconnection agreement with NYISO, we were required to complete a System Impact Study, which is now complete, and a Facilities Study, which is currently in process.  The purpose of these studies is to confirm that our facility can be safely and reliably interconnected with the grid, and to identify any utility upgrades or other equipment that may be needed before construction can begin. Construction and development of this site is also subject to certain state and local permitting processes. After executing an interconnection agreement, necessary upgrades to grid equipment to permit such interconnection will begin, in a timeline roughly parallel to our construction of the facility. We expect the plant to be partially on-line and to begin earning some revenue in the fourth quarter of 2010, although this will require expediting the interconnection process with NYSEG and NYISO.  NYSEG has agreed to allow us perform the design engineering and procurement of materials for the upgrade of their substation in order to help speed the interconnection process.

On June 10, 2009, we announced that we and the New York State Energy Research and Development Authority (NYSERDA) were in the process of negotiating a statement of work relating to a grant to pay for a portion of the interconnection and other aspects of the Stephentown facility. As of this filing, we have received the contract documents, and are waiting for NYSERDA to complete their execution. The value of the fixed price contract, if executed by NYSERDA, is expected to be $2 million.

The first 20 MW plant will cost approximately $69 million, of which approximately $50 million is direct equipment and facility costs. The remainder of the cost estimate includes contingency, legal, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process or are greater than we expect will be incurred in the construction of subsequent similar facilities. The second merchant plant is estimated to cost approximately $48 million excluding the cost of land, of which the DOE grant announced in November 2009 will provide approximately $24 million. This represents a 30% reduction from the expected total cost of our first plant in New York. In volume production, we are on schedule to meet our cost reduction targets.

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

Since our inception in 1997 we have funded our development primarily through the sale of common stock.  In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. Since our initial public offering, we have raised approximately $107 million as of March 31, 2010, through the sale of our stock and exercise of warrants. During the remainder of 2010 and beyond, we will need additional funding to expand our manufacturing capabilities and to build and install frequency regulation facilities in accordance with our business plan.  To execute our business plan, we expect to raise an additional approximately $18 - $20 million in 2010 from the sale of common stock and anticipated warrant exercises.

Our profit and losses as well as uses of cash may fluctuate significantly from quarter to quarter due to fluctuations in revenues, costs of development, costs of materials to build flywheels and other components of our Smart Energy Matrix™ and the market price for regulation services. In addition, our cash may fluctuate by period due to the timing of capital expenditures for expanding manufacturing capabilities and/or construction of frequency regulation facilities and the related timing of project financing or equity raises. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. See “— Liquidity and Capital Resources” below for more information concerning our access to and uses for capital.

Revenues

Our revenue during the three months ended March 31, 2010 and 2009 came primarily from three sources:

•                  Frequency regulation service revenue from the ISO-NE pilot program

•                  Research and development contracts, for which revenue has been recognized using the percentage-of-completion method

•                  Sales of inverters, accessories and APS credits.

Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and the sale of   turnkey flywheel systems.  We earn revenue from the sale of APS certificates or similar “clean energy” credits.  However, such credits have not been material. In the past, we have also earned revenue from research and development contracts with government agencies, and we continue to pursue similar contracts. In addition, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

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

Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules, principally because under ISO-NE’s pilot program rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We believe that when ISO-NE adopts its permanent market rules they will include a payment component for regulation pricing approximately equal to opportunity cost. This methodology is used in all other ISO markets, and would send the correct market signals to suppliers of lower cost technologies, such as flywheels.

Because our Smart Energy Matrix™ responds up to 100 times faster than fossil fuel generators providing frequency regulation service, we believe that our technology will benefit from payment mechanisms that reward faster response.  Under ISO-NE’s pilot program, our resources are receiving higher than average mileage payments based on their fast response. Other ISOs are considering changing their tariffs to provide higher revenues for faster performance. If such performance-based tariffs are approved, we would expect to benefit by receiving more mileage revenue per megawatt of capacity, compared to slower competing resources.

In recent months, the Federal Energy Regulatory Commission (FERC) has shown increasing support for the concept of paying fast-response regulation resources on the basis of actual system performance rather than nominal capacity. We will continue to be engaged in this dialogue in an effort to encourage the expansion of performance-based tariffs. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Should performance-based regulation tariffs be widely adopted, the economics of our plants may be enhanced and our addressable markets may expand.

Cost of Goods Sold

Cost of goods sold on research and development contracts is being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs.  Cost of goods sold for frequency regulation services consists of the cost of energy. Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

Operations and Maintenance

Operations and maintenance (O&M) expenses are related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations. Since our current production levels are still well below our facility’s full capacity, O&M costs for the quarters ended March 31, 2010 and 2009 include a significant amount of unabsorbed overhead.  In addition, costs associated with running the 3 MW resource for the ISO-NE pilot program and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in O&M. O&M expenses will increase in 2010 as we ramp up our production capacity and begin to operate and maintain the Stephentown facility.

Research and Development

Research and development (R&D) represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.  We expect R&D expenses in 2010 to be higher than in 2009 due to efforts to reduce the cost of the Smart Energy Matrix™ and modify our systems to operate at 50 Hz for use outside the United States.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses and regulatory compliance efforts. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. Overall, we expect our selling, general and administrative expenses for fiscal 2010 to be higher than in 2009 primarily due to increased staffing as we ramp up to construct and operate the Stephentown site, replace our Enterprise Resource Planning (ERP) system and identify and develop additional sites.

Loss on Contract Commitments

In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission.  We will receive approximately $250,000 to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000.  Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we increased the loss reserve for the Tehachapi contract by $132,500, bringing the total contract loss to approximately $219,000.  This increase is based on the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate.  No additions were considered necessary to the loss reserve through the quarter ended March 31, 2010.

During the fourth quarter of 2009, we began work on the Pacific Northwest National Laboratory (PNNL) contract. According to the terms of the contract, we expect to incur R&D costs of approximately $210,000, and to receive approximately $104,000 to offset those costs.  Accordingly, we recorded a charge of approximately $106,000 for our “cost share” portion of this contract.  The PNNL contract expired on April 30, 2010.  We believe we have successfully completed the terms of the contract as of that date.

On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships.  The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated.  Subsequent phases involve work estimated at up to an additional $2.1 million.  This contract was awarded on a “cost plus fixed fee” basis.  Based on our evaluation of the expected costs for the portion of the contract which has been appropriated, no reserve for contract loss was considered necessary as of March 31, 2010.

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities.  Depreciation expense will increase substantially in future periods as we build and deploy our frequency regulation installations.

Interest and Other Income/Expense, net

Our non-operating income and expenses are primarily attributable to interest income resulting from cash on hand.

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

Revenue Recognition

Although we have shipped products and recorded contract and frequency regulation service revenues, our operations have not yet reached a level that would qualify us to emerge from the development stage.  Therefore we continue to be accounted for as a development stage company under Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) Topic 915, “Development Stage Entities.”

•                  Frequency Regulation Service Revenue

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

•                  Government Contract Revenue Recognized on the Percentage-of-Completion Method

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

•                  Product Sales

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

Fixed Assets

Property and equipment in service is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment are defined as tangible items with unit costs exceeding our capitalization threshold that are used in the operation of the business, are not intended for resale and which have a useful life of one year or more. The cost of fixed assets is defined as the purchase price of the item, as well as all of the costs necessary to bring it to the condition and location necessary for its intended use.  These costs include material, labor, overhead, capitalized interest and, if applicable, exit costs. Exit costs for which we are obligated are accounted for in accordance with ASC 410, “Asset Retirement and Environmental Obligations.” No overhead is generally applied for internally-constructed projects not directly related to our core business (e.g., leasehold improvements).  Interest costs incurred during the construction of major capital projects (such as the construction of our frequency regulation plants) are capitalized in accordance with ASC Topic 835, Subtopic 20, “Interest — Capitalization of Interest.”  The interest is capitalized until the underlying asset is ready for its intended use, and is considered an integral part of the total cost of acquiring a qualifying asset. Thus, the capitalized interest costs are included in the calculation of depreciation expense once the constructed assets are in service. Repair and maintenance costs are expensed as incurred.  Materials used in our development efforts are considered research and development materials, and are expensed as incurred in accordance with ASC 730, “Research and Development.”

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

Impairment of Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment” long-lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions to be considered include whether or not the asset is in service, has become obsolete, is damaged, or whether external market circumstances indicate that the carrying amount may not be recoverable.  When appropriate we recognize a loss for the difference between the estimated fair value of the asset and the carrying amount.  The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

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

Based on our analysis, no asset impairment charges were considered necessary as of March 31, 2010 or 2009.

Fair Value of Financial Instruments

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with a fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement hierarchy consists of three levels:

•                  Level one—quoted market prices in active markets for identical assets or liabilities

•                  Level two—inputs other than level one inputs that are either directly or indirectly observable

•                  Level three—unobservable inputs developed using estimates and assumptions which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in our financial statements.

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short maturity of these instruments.  See Note 8 for debt fair value, which also approximates carrying value.

Other assets and deferred financing costs

We will defer our direct costs incurred to raise capital. Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals.  These costs will be charged to Additional Paid In Capital when the efforts are successful, or expensed when unsuccessful.  Indirect costs are expensed as incurred.

Results of Operations

Comparison of Three Months ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$235	$111	$124	112%
Cost of goods sold	183	172	(11)	-6%
Gross margin	52	(61)	113	185%
Operations and maintenance	967	777	(190)	-24%
Research and development	2,072	2,191	120	5%
Selling, general and administrative	1,946	1,897	(49)	-3%
Loss on contract commitments	—	133	133	100%
Depreciation and amortization	530	424	(106)	-25%
Interest and other income (expense), net	(77)	(57)	(20)	35%
Net loss	$(5,540)	$(5,540)	$—	0%

Revenue

The following table provides details of our revenues for the three months ended March 31, 2010 and 2009.

	Percent	Three months ended March 31,		Cumulative Contract Value Earned as of March	Total Contract	Remaining Value
	complete	2010	2009	31, 2010	Value	(Backlog)
		(dollars in thousands)
Frequency regulation:		$143	$64
Contracts:
NYSERDA PON 800	86.8%	$—	$—	$55	$63	$8
NAVSEA	100.0%	—	29	500	500	—
Tehachapi	74.4%	25	15	186	250	64

Pacific Northwest Laboratories	71.5%	54	—	74	104	30
Total Contract Revenue		$79	$44	$815	$917	$102
Other (inverters and accessories):		13	3
Total		$235	$111

Revenue for the three months ended March 31, 2010 increased by approximately $124,000, or 112%, due primarily to an increase in frequency regulation revenue of $79,000 and an increase in research and development contract revenue of approximately $35,000. The frequency regulation revenue was earned through our participation in the ISO-NE Pilot Program that began in November 2008.

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

Until April 2009, the pilot resource was sent a regulation signal that was similar to one for a traditional generator and therefore did not recognize that our technology provides regulation in a different manner than a traditional generator.  The traditional generator signal led to long periods of constant injections or withdrawals because it did not incorporate the amount of energy stored in the device in the dispatch algorithm.  After discussions with ISO-NE, in May 2009, we convinced the ISO to implement a regulation dispatch signal for our pilot project that better recognizes our system’s unique capabilities and is similar to the dispatch method developed by NYISO which incorporates our energy level in the dispatch signal. We are continuing to work with ISO-NE to implement a NYISO- style dispatch signal in the permanent rules at the conclusion of the pilot program.  All ISO’s either will allow us to dispatch our resource based on its stored energy level (NYISO, MISO, PJM), or are considering incorporating this feature in their permanent market design (CAISO).

This new dispatch signal has improved the economics of our energy storage resources, but still does not give us the same capacity utilization that we expect under the NYISO dispatch system.   The lower capacity for the current assets is a combination of the ISO-NE pilot signal and our current operational strategy in New England.  ISO-NE is the only market with a ‘pay-for-performance’ aspect to their compensation formula.  In order to maximize our total revenue (and offset for the lower price) from ISO-NE we have selected dispatch parameters that result in a low regulation capacity value but increase the amount of regulation service provided.  This trade-off between capacity and “Mileage” payments is unique to ISO-NE.  New York’s compensation mechanism is completely based off of the regulation capacity value, and we will pursue an operational strategy to maximize that value at our Stephentown plant.

We had 3 MW of capacity in service in the first quarter of 2010, as compared to 1 MW in the first quarter of 2009.  We provided approximately 136,300 Megawatt hours (MWh) of regulation service in the first quarter of 2010, or approximately 44,000 MWh per MW of capacity in service, as compared to approximately 39,000 MWh in the first quarter of 2009, an increase of 12.8%.  Although our productivity improved, our revenue per MW capacity dropped from approximately $64,000 in the first quarter of 2009 to approximately $48,000 in the same period in 2010, due to a reduction in the average clearing price for frequency regulation.

Contract revenue for the three months ended March 31, 2010 was approximately $79,000, an increase of $35,000 or 80%, over the contract revenue for the first quarter of 2009.  The increase is primarily due to work completed on the PNNL and Tehachapi contracts.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2010, and 2009 are as follows:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Revenue	Cost of Goods Sold	Margin	Revenue	Cost of Goods Sold	Margin
	(in thousands)
Frequency regulation	$143	$104	$39	$64	$130	$(66)
Contract	79	79	—	44	42	2
Inverters and other	13	—	13	3	—	3
Total	$235	$183	$52	$111	$172	$(61)

Cost of goods sold, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales increased from approximately $172,000 in the first three months of 2009 to approximately $183,000 during the equivalent period of 2010.  Our total cost of goods sold for regulation for the first quarter of 2010 was lower than for the same period in 2009, despite tripling the frequency regulation capacity in service during that period. During the first three months of 2010 and 2009, cost of goods sold includes approximately $104,000 and $130,000, respectively, for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE pilot program.  This significant improvement was primarily driven by a change in our ability to net our energy consumption and pay the wholesale rate for our net energy usage, as explained in detail further below. Consequently, our average gross margin on frequency regulation services during the first quarter of 2010 was 27%, as opposed to a negative gross margin of 103% for the first quarter of 2009.

During the first six months of the pilot program (which included the first quarter of 2009), our electricity costs for operating the Smart Energy Matrix™ in Tyngsboro were unusually high.  Our connection to the grid for the pilot program was made through National Grid distribution lines, rather than directly to the ISO through transmission lines, due to cost and time factors.  Consequently, from November 2008 through late April 2009, we paid the retail price for our gross withdrawals from the grid instead of paying the wholesale price for the net electricity (withdrawals minus injections), plus retail transmission and distribution charges.  In late April 2009, ISO-NE and our local distribution company implemented a change that reduced our cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate.  In addition, a new regulation dispatch signal implemented by ISO-NE in May 2009 reduced the net amount of electricity we need to purchase.  While we are still paying retail transmission and distribution charges, the reduction in energy costs resulting from the adjustment that allows us to net our energy costs has enabled us to earn positive gross margins since May 2009.

The cost of electricity will be even further reduced for our 20 MW facilities, as we plan to be connected to transmission-level (rather than to distribution-level) power lines, and thus will not be subject to transmission and distribution fees. Those fees have represented approximately 72% of our cost of energy during the first quarter of 2010. Pro forma gross margin for frequency regulation services for the first quarter of 2010, calculated without transmission or distribution charges, would have been approximately 80%.

Quarter over quarter, the increase in cost of goods sold associated with contracts was proportional to our increase in contract revenue.

Operations and Maintenance Expense

For the three months ended March 31, 2010, operations and maintenance expenses increased by approximately $190,000, or 24%, in comparison to the equivalent period in 2009. See the table below for explanations of the factors which were responsible for the most significant changes.

	Three months ended March 31,	Comment
	(in thousands)
Period Ended March 31, 2009	$777
Expense materials	34	Increased spending for small tools and equipment, tooling and non-recurring expenses, and production supplies.
Salaries and benefits	8	Primarily due to increase in cost of benefits, particularly employee health insurance.
Subcontractors and consultants	(171)	2009 costs were higher due to contractor costs associated with completing non-fungible costs of the 3 MW system in Tyngsboro.
Legal	(28)	In 2009, legal and tax advice represents primarily costs associated with the set up of our frequency regulation operations in New York.
Allocations and overhead	86

During the first quarter of 2010, the manufacturing staff was focused on process improvement and setup for volume manufacturing. Consequently, there was less overhead capitalized than in the first quarter of 2009. Additionally, there were fewer direct labor hours spent monitoring and modifying the flywheels in service in Tyngsboro.

	Three months ended March 31,	Comment
Stock Compensation	(19)

We use the accelerated method of calculating stock compensation expense, which results in higher compensation expense in the year of grant and lesser amounts in the succeeding years. Option grants in 2009 were significantly lower than in prior years, and there was only one grant made in the first quarter of 2010 (to an O&M new hire). Thus, stock compensation expense is lower than in the first quarter of 2009.

Occupancy	273	Increase due primarily to the cost of repair the roof at our Tyngsboro facility, and lease option costs for the property in Glenville.
Travel	13	Increase in travel.
Other	(6)
Period Ended March 31, 2010	$967

Research and Development Expense

For the three months ended March 31, 2010, research and development expenses decreased by approximately $120,000, or 5%, in comparison to the equivalent period in 2009. See the table below for explanations of the factors which were responsible for the most significant changes.

	Three months ended March 31,	Comment
Period Ended March 31, 2009	$2,191
Expense materials	(90)

In 2009, the materials cost included in R&D are primarily the cost of redesigning and replacing motors as part of the motor-stator redesign needed to reduce the operating temperature of the flywheels and engineering efforts to reduce the cost of the flywheels. In the first quarter of 2010, expense materials for R&D primarily relates to work developing lower cost components for our flywheels.

Salaries and benefits	13

Increase represents more hours charged to R&D by manufacturing staff in 2010 than in 2009. The manufacturing staff has been working with engineering to improve the tools and procedures used to manufacture the flywheels as part of our cost reduction efforts.

Allocations and overhead	(51)	The increase in overhead allocation in 2010 from 2009 is a result in the increase in the level of production and contract activity, resulting in an increase in overhead capitalized.
Stock Compensation	(68)

We use the accelerated method of calculating stock compensation expense, which results in higher compensation expense in the year of grant and lesser amounts in the succeeding years. Option grants in 2009 were significantly lower than in prior years, there were no new grants to R&D employees in the first quarter of 2010. Thus, stock compensation expense is lower than in the first quarter of 2009.

Occupancy	68	Increase due to cost to repair the roof at our Tyngsboro facility.
Travel	11	Increase in travel.
Other	(2)
Period Ended March 31, 2010	$2,072

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled approximately $1,946,000 and $1,897,000 for the three months ended March 31, 2010 and 2009, respectively, which represents an increase of approximately $49,000, or 3%, period over period.

Significant changes in spending are explained in the table shown below.

	Three months ended March 31,	Comment

Period Ended March 31, 2009	$1,897
Stock Compensation	(64)

We use the accelerated method of calculating stock compensation expense, which results in higher compensation expense in the year of grant and lesser amounts in the succeeding years. Option grants in 2009 were significantly lower than in prior years. Grants in the first quarter of 2010 were limited to 3 SG&A new hire grants. Thus, stock compensation expense is lower than during the first quarter of 2009.

Legal, audit and professional fees	(16)	Reduction in use of outside legal services.
Salaries and benefits	39	Three G&A employees were hired during the first quarter of 2010, primarily to support the administrative cost of building the Stephentown project and planning for future construction projects.
Taxes	20	Increase in Delaware franchise tax.
Small tools and equipment	14	Increase represents primarily the cost of computer equipment for new hires.
Subcontractors and consultants	6	Increased use of consultants, especially in regards to international marketing efforts.
Hiring Expense	24	Cost associated with recruiting new hires during the first quarter 2010. There were no new hires in the first quarter of 2009.
Travel	15	Increase in travel.
Other	11
Period Ended March 31, 2010	$1,946

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

Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.  In 2008, we recorded a contract loss of approximately $86,600, which represents our expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we recorded an additional contract loss on the Tehachapi contract of approximately $132,000, which represents the difference between our overhead rate based on “full production”, and the contract bid rate.  No loss reserve adjustments were considered necessary during the quarter ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $424,000 during the three months ended March 31, 2009, to approximately $530,000 for the same period in 2010, an increase of approximately $106,000, or 25%. The increase in depreciation and amortization results primarily from the capitalization of flywheel and related equipment that was placed into service in July and December of 2009, as well as machinery and equipment purchased in the fourth quarter of 2009.  As of March 31, 2010, we had approximately $8.1 million in “Construction in progress,” of which approximately$4.5 million is for flywheels or materials to build flywheels and approximately $3.3 million are costs related to the construction of Smart Energy Matrix™ systems.

Interest and Other Income (Expense), net

Average cash balances during the first three months of 2010 were approximately $12 million higher, on average, than during the same period in 2009. However, interest rates were significantly lower in 2010. As a result of the lower interest rates, interest income for the first three months of 2010 was approximately $2,000 lower than during the first three months of 2009.

Interest expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
	2010	2009
Interest incurred	$81,974	$58,045
Loan discount amortized	13,620	10,037
Interest capitalized	(9,244)	(781)
Net interest expense	$86,350	$67,301

Interest expense and the loan discount amortization increased due to the final drawdown on the MassDev loan which was made during the fourth quarter of 2009.  These increases were partially offset by higher interest capitalized on the Stephentown project.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended March 31, 2010 was approximately $5,540,000 which is essentially flat compared to the net loss during the same period in 2009.

Liquidity and Capital Resources

	Three months ended March 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$17,508	$5,323
Working capital	13,920	1,658
Cash provided by (used in)
Operating activities	(5,574)	(9,545)
Investing activities	(322)	(1,054)
Financing activities	799	1,564
Net decrease in cash and cash equivalents	$(5,097)	$(9,035)
Current ratio	3.8	1.4

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

We deployed one megawatt of frequency regulation capacity in 2008, and deployed two additional megawatts in 2009.  In 2010, we plan to re-deploy part of the three megawatts from the pilot program at the site of our planned 20 MW plant in Stephentown, New York. This plant will cost approximately $69 million. We broke ground in November 2009, and we expect to complete the production of most of the flywheels needed for that plant in 2010.  Although we expect to begin to generate revenue from part of that facility late in 2010, we do not expect to complete construction until the end of the second quarter of 2011.  We also expect to begin preparations for our second and third plants which will begin construction in 2011. However the number of megawatts we will be able to deploy in 2011 is dependent on obtaining sufficient funding.

We have experienced net losses since our inception and, as of March 31, 2010, had an accumulated deficit of approximately $211.5 million.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sell turnkey systems. We will need to raise additional capital from a combination of equity and/or project financing, the sale of our systems and/or other sources to build regulation facilities, support operations at our Tyngsboro and other facilities, implement our business plan and continue as a going concern.

Our first 20 MW plant is being financed by $26 million of cash and in-kind assets that we will contribute to the project and a $43 million loan guaranteed by DOE. In 2010 and 2011, we will continue to have capital needs to fund operations and the ongoing deployment of frequency regulation facilities. Of the $17.5 million cash on hand as of March 31, 2010, $12 million represents our expected cash investment towards the construction of the Stephentown plant under the terms of the DOE loan, and thus is not available for our general corporate operating purposes. Based on our projected cash usage rates, exclusive of the anticipated borrowings from the DOE loan and our equity contribution to the Stephentown project, we have sufficient cash to fund our operations into the third quarter of 2010. We estimate that we will need to raise an additional $18 - $20 million during the remainder of 2010 through the issuance of equity securities or debt in order to fund operations and have sufficient working capital to continue to execute our business plan into 2011, including ordering long-lead items required by our production plan for 2011.  Additional funding will be required in 2011.

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

In November 2009, we were notified by the Department of Energy that we have been awarded a stimulus grant of $24 million for use in construction of a 20 MW plant to be located in the Chicago area.  The grant for the Chicago facility results from one of our applications for the DOE Smart Grid demonstration project funding, known as Funding Opportunity Regulation Ancillary Services projects.  The grant award is for 50% of the project’s estimated cost.

Operating Activities

Net cash used in operating activities was approximately $5,574,000 and $9,545,000 for the three months ended March 31, 2010 and 2009, respectively.  The primary component of the negative cash flows from operations is from our net losses.  For the three months ended March 31, 2010, we had a net loss of approximately $5,540,000.  Adjustments to reconcile net loss to cash flow in 2010 include non-cash stock compensation of approximately $127,000, depreciation and amortization of approximately $530,000, interest expense on warrants of approximately $14,000, partially offset by a net increase in deferred rent of approximately ($33,000) and changes in operating assets and liabilities of approximately ($672,000).

During the same period in 2009, we also had a net loss of approximately $5,540,000.  Adjustments to reconcile net loss to cash flow for the period include non-cash stock compensation of approximately $279,000, depreciation and amortization of approximately $424,000,  interest expense on warrants of approximately $10,000, partially offset by a net increase in deferred rent of approximately ($27,000) and changes in operating assets and liabilities of approximately ($4,691,000).

Investing Activities

Net cash used in investing activities was approximately $322,000 and $1,054,000 for the three months ending March 31, 2010 and 2009, respectively.  The principal use of cash in 2010 was the purchase and manufacture of property and equipment in the amount of approximately $322,000.  For the three months ended March 31, 2009, the principal use of cash was the purchase of property and equipment in the amount of approximately $1,054,000.

Financing Activities

Net cash provided by financing activities was approximately $799,000 and $1,564,000 for the first three months of 2010 and 2009, respectively.  In 2010, funds were provided by the sale of stock to Seaside of approximately $1,520,000 and the exercise of warrants of  approximately $2,233,000, offset partially by cash paid for financing costs (primarily for the DOE loan) of approximately $2,795,000 and approximately $159,000 in repayment of the  MassDev loan.  For the first three months of 2009, funds were provided by the sale of stock to Seaside of approximately $1,765,000, offset partially by cash paid for financing costs of approximately $201,000 related to the due diligence for the DOE Loan Guarantee Program for which we had applied.

The following table summarizes our commitments and debt at March 31, 2010:

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Total
Period ending:
March 31, 2010	$—	$28,175,356	$—	$28,175,356
December 31, 2010	547,187		500,914	1,048,101
December 31, 2011	753,188		704,402	1,457,590
December 31, 2012	778,937		751,674	1,530,611
December 31, 2013	804,689		803,313	1,608,002
December 31, 2014	618,000		857,882	1,475,882
December 31, 2015	—		677,772	677,772
Total Commitments	$3,502,001	$28,175,356	$4,295,957	$35,973,314
Non-cancellable purchase obligations:		$13,473,343
Advance payments to suppliers		(2,637,473)
Non-cancellable purchase obligations net of advance payments:		$10,835,870

As of March 31, 2010, we had purchase commitments with our suppliers of approximately $28.2 million. Of this amount, approximately $13.5 million represents firm, non-cancelable commitments, against which we have made advance payments totaling $2.6 million, leaving a net non-cancelable obligation of approximately $10.8 million as of March 31, 2010.  Total purchase commitments include approximately $25.6 million for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $14.7 million are cancelable as of March 31, 2010. The remaining commitments are for other equipment needed for Stephentown, costs associated with closing the DOE loan, equipment and other operating expenses.  We have an additional $2.8 million conditional material purchase commitment to a second source supplier that is working to meet our qualification requirements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk.  At March 31, 2010, we had approximately $976,000 of cash equivalents that were held in a non-interest bearing checking account.  Also at March 31, 2010, we had approximately $16.7 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by approximately $4,000, which we do not believe is material.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $15.6 million of our cash on hand at March 31, 2010 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a — 15(e) and 15d — 15(e) promulgated under the Securities Exchange Act of 1934, were effective as of  March 31, 2010.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended  March  31, 2010.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.  Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation,

3.2	(1)	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009

3.5	(3)	Amended and Restated Bylaws, as amended.

3.6	(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).

(2) Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).

(3) Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).

(4) Incorporated by reference from the 100K filed on March 30, 2006 (File No. 000-31973.)

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date:	May 10, 2010	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	May 10, 2010	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer