Form 10-Q
period 2010-06-30
BEACON POWER CORP
filed 2010-08-09
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

Commission File Number: 000-31973

Beacon Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3372365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Middlesex Road
Tyngsboro, Massachusetts	01879
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of August 6, 2010 was 198,290,063.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	1

	Unaudited Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and 2009, and for the period from May 8, 1997 (date of inception) through June 30, 2010	3

	Unaudited Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2010 and 2009 and for the period from May 8, 1997 (date of inception) through June 30, 2010	4

	Unaudited Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2009 and the six months ended June 30, 2010	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

PART II. Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	(Removed and Reserved)	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

Signatures		52

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,407,943	$22,605,147
Accounts receivable, net	416,719	46,907
Unbilled costs on contracts in progress	500,581	577,356
Prepaid expenses and other current assets	575,638	636,887
Total current assets	12,900,881	23,866,297
Property and equipment, net	28,426,120	24,373,941
Restricted cash	212,564	212,557
Deferred financing costs	2,134,791	1,198,873
Advance payments to suppliers	4,917,214	235,879
Other assets	196,745	114,933
Total assets	$48,788,315	$50,002,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,839,841	$1,154,613
Accrued compensation and benefits	1,431,899	1,764,053
Other accrued expenses	2,952,270	1,543,507
Advance billings on contracts	2,296	35,418
Accrued contract loss	56,191	257,698
Deferred rent - current	151,433	138,558
Current portion of long term debt	634,094	608,105
Total current liabilities	9,068,024	5,501,952
Long term liabilities:
Deferred rent - long term	667,583	746,518
Long term debt, net of unamortized discount	3,351,808	3,676,569
Total long term liabilities	4,019,391	4,423,087
Commitments and contingencies (Note 7)

	June 30,	December 31,
	2010	2009
	(unaudited)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized 190,657,140 and 171,641,622 shares issued at June 30, 2010 and December 31, 2009, respectively	1,906,571	1,716,416
Deferred stock compensation	—	—
Additional paid-in-capital	251,553,836	245,029,557
Deficit accumulated during the development stage	(217,046,668)	(205,955,693)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	35,700,900	40,077,441
Total liabilities and stockholders’ equity	$48,788,315	$50,002,480

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended June 30,		Six months ended June 30,		through June 30,
	2010	2009	2010	2009	2010
Revenue	$165,540	$281,705	$401,020	$392,641	$6,158,119
Cost of goods sold (exclusive of items shown separately below)	72,048	285,643	255,141	457,677	6,425,886
Gross profit (loss)	93,492	(3,938)	145,879	(65,036)	(267,767)
Operating expenses:
Operations and maintenance	823,184	768,957	1,790,166	1,546,093	4,721,481
Research and development	1,889,331	1,485,649	3,961,768	3,676,703	94,574,655
Selling, general and administrative	2,430,113	1,995,349	4,375,648	3,892,811	69,540,159
Loss on contract commitments	(99,650)	—	(99,650)	132,500	2,942,974
Depreciation and amortization	545,642	442,530	1,075,478	866,418	8,670,264
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	5,588,620	4,692,485	11,103,410	10,114,525	187,272,729
Loss from operations	(5,495,128)	(4,696,423)	(10,957,531)	(10,179,561)	(187,540,496)
Other income (expense):
Interest income	779	1,736	9,627	12,256	5,598,651
Interest expense	(58,611)	(75,712)	(144,962)	(143,013)	(1,425,275)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	1,891	3,691	1,891	3,691	(235,936)
Total other income (expense), net	(55,941)	(70,285)	(133,444)	(127,066)	7,500,022
Net loss	(5,551,069)	(4,766,708)	(11,090,975)	(10,306,627)	(180,040,474)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(5,551,069)	$(4,766,708)	$(11,090,975)	$(10,306,627)	$(216,979,168)
Loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.09)
Weighted-average common shares outstanding	185,319,012	115,486,517	180,450,201	112,262,766

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Six months ended June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(11,090,975)	$(10,306,627)	$(180,040,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075,478	866,418	8,670,266
Loss (gain) on sale of fixed assets	—	347	210,012
Impairment of assets, net	—	—	4,551,147
Interest expense relating to issuance of warrants	26,738	28,529	454,992
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	821,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued for consulting services	—	—	1,585,654
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	375,321	564,723	5,244,968
Deferred rent	(66,061)	(53,185)	(610,986)
Cash received from landlord for build-out credit	—	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(369,812)	(51,158)	(416,719)
Unbilled costs on government contracts	76,775	(222,763)	(500,581)
Prepaid expenses and other current assets	61,249	217,592	(675,299)
Accounts payable	2,685,228	(2,260,104)	3,839,841
Accrued compensation and benefits	(332,154)	(201,273)	1,431,899
Advance billings on contracts	(33,122)	13,812	2,296
Accrued interest	—	—	275,560
Accrued loss on contract commitments	(201,507)	97,097	56,191
Other accrued expenses and current liabilities	1,408,763	(1,551,294)	2,960,940
Net cash used in operating activities	(6,384,079)	(12,857,886)	(149,053,134)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(7)	(28)	(212,564)
Increase in other assets	(81,812)	—	(608,817)
Purchases and manufacture of property and equipment	(5,119,433)	(1,951,154)	(41,170,203)
Sale of property and equipment	—	—	202,674
Advance payments to suppliers (net)	(4,681,335)	(233,704)	(4,917,214)
Net cash used in investing activities	(9,882,587)	(2,184,886)	(43,143,542)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	1,513,354	4,813,757	104,843,978

			Cumulative from
			May 8, 1997
			(date of inception)
			through
	Six months ended June 30,		June 30,
	2010	2009	2010
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	60,522	60,362	460,112
Exercise of employee stock options	—	—	2,304,091
Issuance of debt	—	—	4,615,155
Repayment of debt	(325,509)	—	(485,296)
Warrants issued in relation to lease	—	—	716,614
Cash paid for financing costs	(944,142)	(992,831)	(2,159,124)
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Warrant exercises	4,765,237	(100)	4,857,620
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	5,069,462	3,881,188	203,604,619
(Decrease) increase in cash and cash equivalents	(11,197,204)	(11,161,584)	11,407,943
Cash and cash equivalents, beginning of period	22,605,147	14,357,475	—
Cash and cash equivalents, end of period	$11,407,943	$3,195,891	$11,407,943
Supplemental disclosure of cash flow information:
Cash paid for interest	$149,213	$116,735	$946,253
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$—	$—	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
Description	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, December 31, 2008	107,433,190	$1,074,332	$212,145,254	$(186,895,207)	421,692	$(712,839)	$25,611,540
Issuance of officer restricted stock units	63,272	631	(631)	—	—	—	—
Shares issued through ESPP	200,102	2,001	121,768	—	—	—	123,769
Stock-based compensation	—	—	902,279	—	—	—	902,279
Issuance of stock for cash, net of issuance costs	63,712,933	637,131	31,770,825	—	—	—	32,407,956
Warrant exercises	232,125	2,321	90,062	—	—	—	92,383
Net loss	—	—	—	(19,060,486)	—	—	(19,060,486)
Balance, December 31, 2009	171,641,622	1,716,416	245,029,557	(205,955,693)	421,692	(712,839)	40,077,441
Issuance of officer restricted stock units	26,714	267	(267)	—	—	—	—
Shares issued through ESPP	165,583	1,656	58,866	—	—	—	60,522
Stock-based compensation	—	—	375,321	—	—	—	375,321
Issuance of stock for cash, net of issuance costs	4,500,000	45,000	1,468,354	—	—	—	1,513,354
Warrant exercises	14,323,221	143,232	4,622,005	—	—	—	4,765,237
Net loss	—	—	—	(11,090,975)	—	—	(11,090,975)
Balance, June 30, 2010	190,657,140	$1,906,571	$251,553,836	$(217,046,668)	421,692	$(712,839)	$35,700,900

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (collectively the “Company,” “Beacon,” “we,” “our,” or “us”) (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation.  Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis.  In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $109.7 million as of June 30, 2010, through the sale of our stock and exercise of warrants. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 915.

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

We are focused on commercializing our Smart Energy Matrix™ flywheel system to provide frequency regulation services and to sell turnkey systems that will also be used to provide frequency regulation.  In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

Operations

On August 6, 2010, Stephentown Regulation Services, LLC (SRS), a wholly-owned subsidiary of Beacon Power Corporation (Beacon), closed on a loan guaranteed by the Department of Energy (DOE), which, over time, will allow us to borrow up to approximately $43 million.  As part of the loan closing, Beacon transferred $7 million in cash to SRS, into a restricted cash account. Approximately two weeks after closing, SRS will use a portion of this equity contribution to reimburse Beacon for allowable costs previously incurred.  Monthly disbursements from the loan are anticipated to begin in September, based upon eligible project spending.  Each disbursement will be subject to the satisfaction of certain conditions.  This loan will provide debt financing for 62.5% of the estimated $69 million total project cost of our 20 megawatt (MW) plant currently under construction in Stephentown, New York. Our equity contribution to the project is approximately $26 million of cash and in-kind assets which was fully funded at loan closing.  Four MW of the 20 MW total are expected to be online and earning revenue by the end of 2010, and the remaining 16 MW are scheduled to be online and earning revenue by the end of the first quarter of 2011.

We currently have three MW of our Smart Energy Matrix™ operating and generating frequency regulation revenue within the New England Independent System Operator region (ISO-NE) under its Alternative Technologies Regulation pilot program.  A portion of these three MW will be redeployed to the Stephentown plant during the third quarter of 2010 in partial fulfillment of our equity contribution to that project.

In addition to the revenues we expect to generate from the Stephentown plant, we plan to increase our revenues by building additional 20 MW facilities, including one in the PJM Interconnection region (PJM), either in the Chicago area or in Hazle Township, Pennsylvania, and a plant in Glenville, New York. We have site control and have filed interconnection applications for two sites in the Chicago area, as well as one in Hazle Township, PA, and one in Glenville, NY.  We have been awarded a $24 million DOE Smart Grid stimulus grant for a plant in the PJM region, and in July 2010, we submitted a Phase II application for a DOE loan guarantee for the Glenville facility.

We are also identifying other plant locations for future merchant facilities, as well as marketing our systems to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants in those markets on a turnkey basis.  Additionally, we are exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids as well as military applications.

We have experienced net losses since our inception and, as of June 30, 2010, had an accumulated deficit of approximately $217 million.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. We will need to raise additional capital from a combination of equity and/or project financing, the sale of our systems and/or other sources to build regulation facilities, support operations at our Tyngsboro and other facilities, implement our business plan and continue as a going concern.  Of the $11.4 million cash on hand as of June 30, 2010, $7 million was contributed to the Stephentown project in August 2010, as required under the terms of the DOE loan, and thus is not available for general corporate operating purposes. Based on our projected cash usage rates including the anticipated borrowings from the DOE loan and our equity contribution to the Stephentown project, we believe we have sufficient cash to fund our operations into the fourth quarter of 2010. We estimate that we will need to raise additional funds during the remainder of 2010 through the issuance of equity securities or debt in order to fund operations and execute our business plan.  The amount of funds needed may range from $6 - 20 million, depending on when we order long-lead items and begin construction of our second plant.  Additional funding will be required in 2011.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues, and have incurred significant losses of approximately $217 million since our inception including losses during the six months ending June 30, 2010, of approximately $11.1 million.  We have approximately $11.4 million of cash and cash equivalents on hand at June 30, 2010, which we believe, in combination with the anticipated proceeds from the DOE loan, is adequate to complete the construction of the Stephentown facility and finance our operations into the fourth quarter of 2010.  Since our cash requirements for operation and construction of frequency regulation facilities beyond that point exceed the cash we expect to generate from operations, we may be unable to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiary, Beacon Power Securities Corporation. In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC.  In July 2009, we established two additional wholly-owned subsidiaries, Stephentown Holding LLC and Stephentown Regulation Services, LLC. As of June 30, 2010, these entities remain inactive. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.  In August 2010, upon closing the DOE loan, Beacon’s equity and cash contributions to the Stephentown project were transferred to SRS.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three and six-month periods ended June 30, 2010, and 2009, reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

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

Advance payments to suppliers

Advance payments to suppliers represent payments for custom materials used in the manufacture of our flywheels or frequency regulation facilities.

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

No asset impairment charges were considered necessary for the six months ended June 30, 2010 or 2009.

Revenue Recognition

Although we have recorded revenues for our research and development contracts and frequency regulation service from the ISO-NE pilot program, our operations have not yet reached a level that would qualify us to emerge from the development stage.  Therefore we continue to be accounted for as a development stage company under ASC Topic 915, “Development Stage Entities.”

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

Our research and development contracts are subject to cost review by the respective contracting agencies. Our reported results from these contracts could change as a result of these reviews.

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

Recently Issued Accounting Pronouncements and Regulations

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605).  The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions, in particular for instances whereby a portion or all of the consideration is contingent upon milestone events such as achieving a specific result from the research or development efforts. Under this guidance, a vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement.  In addition, this update requires specific disclosures.  This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  Although we do not currently have any contracts for which the milestone method is being used for revenue recognition, this update could impact our accounting for future research and development contracts.

Recently Adopted Accounting Pronouncements and Regulations

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

We adopted ASU 2010-06 as of January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  There were no significant changes to our financial accounting and reporting as a result of the issuance of ASU 2010-06.

Note 3.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	June 30,	December 31,
	2010	2009
Accounts receivable, trade	$416,719	$46,907
Allowance for doubtful accounts	—	—
Accounts receivable, net	$416,719	$46,907

There was no allowance for doubtful accounts as of June 30, 2010, or December 31, 2009.  All accounts are expected to be collected.

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. Our accounts receivable balance includes holdbacks of approximately $13,000 and $17,000 as of June 30, 2010 and December 31, 2009, respectively.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved. We believe the holdbacks will be collected upon completion of the contracts and collected within one year, and therefore have not recorded any reserve against this amount.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful Lives	June 30, 2010	December 31, 2009
Construction in Progress	Varied	$12,875,106	$7,941,125
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	6,241,732	6,241,732
Smart Energy Matrix™ installations - fungible	20 years	1,571,649	1,686,038
Machinery and equipment	5 - 10 years	3,343,960	3,096,175
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	700,624	700,624
Office equipment and software	3 years	1,077,992	1,025,936
Leasehold improvements	Lease term	7,804,607	7,804,607
Equipment under capital lease obligations	Lease term	563,782	563,783
Total		$34,388,702	$29,269,270
Less accumulated depreciation and amortization		(5,962,582)	(4,895,329)
Property and equipment, net		$28,426,120	$24,373,941

In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Technologies pilot program (“pilot program”) with a system installed inside our Tyngsboro facility. We deployed a second MW of capacity under the pilot program in July 2009, and a third MW in December 2009. Both of these additional MWs are installed outside and adjacent to our facility in Tyngsboro. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program.  In addition, the “Smart Energy Matrix™ installations — fungible” shown above represent the cost of ancillary equipment, such as chillers, installed outside our facility. This equipment is considered fungible because it can be relocated to other sites.

Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease.  Estimated exit costs of approximately $243,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system operating outside of our facility were expensed in 2008 and carried in accrued expenses.  Machinery and equipment and leasehold improvements include approximately $54,000 in estimated exit costs as of June 30, 2010, and December 31, 2009, that are being depreciated over the remaining life of the assets.  In addition, we paid the Town of Stephentown, New York $75,000 to be held in escrow to cover any land clearing or exit costs at that site.  This amount is included in “Deferred financing costs” on our balance sheets.

In July 2008, we purchased land in Stephentown, New York, for the construction of a frequency regulation system, the cost of which is reflected as “Land” in the schedule shown above.  On August 31, 2009, we purchased an option to lease land in Glenville, New York, where we expect to build another 20 MW facility.  During the lease option period, we have agreed to negotiate a ground lease to be entered into upon our unilateral exercise of the lease option.  Key terms of the ground lease were substantially delineated in the executed option of the lease.  The lease option expires on February 28, 2011, but may be extended for an additional consecutive six-month period.  In consideration for this option, we are paying the landlord a non-refundable fee of $4,550 per month in lease commitments.

The components of “Construction in progress” (CIP), which represent costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	June 30,	December 31,
	2010	2009
Materials to build production flywheels	$6,948,428	$5,665,670
Smart Energy Matrix™ in progress	5,467,491	1,955,481
Deposits and other costs related to the acquisition of land for frequency regulation systems	47,670	43,002
Machinery and equipment	266,776	260,840
Leasehold improvements	144,741	16,132
Construction in progress	$12,875,106	$7,941,125

As of June 30, 2010, and December 31, 2009, approximately $12,464,000 and $7,621,000, respectively, of the total shown as CIP represent completed flywheels not yet in service, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction for our Stephentown site.

Note 5.  Deferred Financing Costs

Details of our deferred financing costs are as follows:

	June 30,	December 31,
	2010	2009
Prepaid financing costs associated with the DOE loan guarantee	$2,066,703	$1,124,300
Deferred finance charges associated with the MassDev loan, net of amortization	68,088	74,573
Total	$2,134,791	$1,198,873

Note 6.  Other Assets

Other assets represent deferred costs for patents, and are as follows:

	June 30,	December 31,
	2010	2009
Patents	$198,649	$115,097
Less accumulated amortization	(1,904)	(164)
Net other assets	$196,745	$114,933

Note 7.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of June 30, 2010, and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
June 30, 2010	$—	$31,056,699	$31,056,699
December 31, 2010	366,937		366,937
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
December 31, 2014	618,000		618,000

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Total Commitments	$3,321,751	$31,056,699	$34,378,450
Non-cancellable purchase obligations		$18,016,467
Less advance payments to suppliers		(4,917,214)
Non-cancellable purchase obligations net of advance payments:		$13,099,253

As of June 30, 2010, we had purchase commitments with our suppliers of approximately $31.1 million. Of this amount, approximately $18 million represents firm, non-cancelable commitments, against which we have made advance payments totaling $4.9 million, leaving a net non-cancelable obligation of approximately $13.1 million as of June 30, 2010.  Total purchase commitments include approximately $28.3 million for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $16.7 million are non-cancelable as of June 30, 2010. The remaining commitments are for costs associated with closing the DOE loan, equipment and other operating expenses.

In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008.  Our 103,000-square-foot facility is located at 65 Middlesex Road, Tyngsboro, Massachusetts.  We believe our facility has a production capacity of approximately 600 flywheels per year, and with further capital spending for equipment its capacity will increase to approximately 1,000 flywheels per year.

We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at June 30, 2010, of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expense was approximately $294,000 during the six months ended June 30, 2010 and 2009.

In April 2010, we entered into two new land option agreements.  The first of these is a two-year option that provides the right to purchase either of two properties in the Chicago area, but not both, for $1 million. Both properties are zoned industrial, and contain certain improvements relevant to our planned use, including equipment required for physical interconnection to 138 KVA transmission lines.  In consideration for this option, we are paying the owner $2,000 per month.  If we elect to purchase the land, the option payments will be applied to the purchase price.  A second option agreement was executed with an economic development agency of the State of Pennsylvania for a property situated in Hazle Township, Luzerne County. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month.  The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant. We expect to build the plant (for which we have received a $24 million DOE grant award) on either one of the two sites located in the Chicago area or the Hazle Township site in Luzerne County, Pennsylvania.

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

Note 8.  Accrued Contract Loss

Our contract loss reserves are as follows:

	Six months ended June 30,
	2010	2009
Beginning balance	$257,698	$132,526
Charges for the period	(99,650)	132,500
Reductions	(101,857)	(35,403)
Ending balance	$56,191	$229,623

During the first quarter of 2009, we recorded a contract loss on the Tehachapi contract of approximately $133,000, which represents the difference between our overhead applied based on a “full production” rate, and the contract bid rate.

In the second quarter of 2010, we adjusted the overhead charged to our various contracts.  In addition, we closed out several contracts and adjusted the balances in the accrued contract loss reserve accordingly:

•                  The organization that originally sponsored our NYSERDA PON 800 contract has undergone a variety of organizational changes, which have resulted in this contract being abandoned.  Unbilled allowable charges of approximately $8,000 were charged to the contract loss reserve, and the remaining reserve of approximately $46,000 was reversed in June 2010.

•                  We increased the costs charged to the Navy contract by approximately $43,000 based on an adjustment to overhead rates.  We increased the contract loss reserve by approximately $50,000, and we charged the additional overhead costs, plus an additional $7,000 in unbilled costs, against this reserve, since we are uncertain that the Navy will increase the funding on this contract.

•                  We received a development contract from the Pacific Northwest National Laboratories (PNNL) for $104,000, for which we expected the total cost to be approximately $210,000.  Accordingly, we established a contract loss reserve during the fourth quarter of 2009 of approximately $106,000 for our expected cost share.  However, we completed the contract during the second quarter of 2010 at a total cost of approximately $59,000.  We adjusted cost of sales to properly reflect the margin on this contract, and reversed the previously established loss reserve.

As of the end of June 2010, the remaining accrued contract loss relates to our expected cost share portion of the Tehachapi project.

Note 9.  Long-Term Debt

Long-term debt is as follows, which approximates fair value:

	As of:
	June 30,	December 31,
	2010	2009
6.5% Note Payable to MassDev, due September 2015	$4,129,859	$4,455,368
Less unamortized discount (warrants)	(143,957)	(170,694)
Total	3,985,902	4,284,674
Less current portion of long term debt	(634,094)	(608,105)
Net long-term debt	$3,351,808	$3,676,569

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

Payments to MassDev began in November 2008. The payments were interest only during the first twelve months. In October 2009, and thereafter, the balance of the principal outstanding under the note is being amortized in equal monthly installments of principal and interest over the remaining term of the note. Based on the amount outstanding as of June 30, 2010, principal payments required under the loan over the next five years, excluding discount due to warrants, are as follows:

Amount
Period ending:
December 31, 2010	$334,051
December 31, 2011	704,349
December 31, 2012	751,618
December 31, 2013	803,254
December 31, 2014	857,819
December 31, 2015	678,768
Total payments remaining	$4,129,859

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements substantially funded with the proceeds of the loan with an approximate carrying value of $4,526,000 and $5,126,000 at June 30, 2010, and December 31, 2009, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008, and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.124%.  The amortization of this discount resulted in approximately $27,000 and $29,000 charged to interest expense during the six months ended June 30, 2010 and 2009, respectively.  The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

Note 10.  Sale of Stock

On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million. This agreement was amended on June 19, 2009.  The original agreement required Seaside to buy $1 million of common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day,) at a purchase price reflecting a 20% discount to the volume weighted average trading price over the five-day trading period immediately before the purchase.  The amended agreement maintained the $18 million aggregate maximum purchase price, but accelerated the purchase to 1.5 million shares twice per month at a 14% discount to the 10-day volume weighted average trading price. The agreement was structured in three tranches, or segments, of six closings each. We exercised our options on both additional tranches, meaning that there were 18 closings over the term of the agreement. In December 2009, we issued additional shares of stock through a public offering.  As part of the underwriting conditions for that offering, we exercised our option to delay the Seaside purchases originally scheduled for December and January for a period of 60 days.  The Seaside purchases resumed on February 5, 2010, and the final purchase under this agreement was completed on March 5, 2010.

Stock sales to Seaside through the final sale in March 2010 are summarized:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Net Proceeds
February 20, 2009	$1,000,000	2,656,184	$0.37648	$889,767
March 20, 2009	1,000,000	2,896,200	$0.34528	931,072
April 20, 2009	1,000,000	1,912,777	$0.52280	914,855
May 20, 2009	1,000,000	1,647,772	$0.60688	946,098
June 22, 2009	1,193,895	1,500,000	$0.79593	1,094,839
July 6, 2009	1,118,430	1,500,000	$0.74562	1,059,504
July 20, 2009	932,670	1,500,000	$0.62178	860,444
August 5, 2009	939,255	1,500,000	$0.62617	873,826
August 20, 2009	895,260	1,500,000	$0.59684	833,089
September 8, 2009	989,295	1,500,000	$0.65953	923,819
September 21, 2009	940,155	1,500,000	$0.62677	874,043
October 5, 2009	925,575	1,500,000	$0.61705	864,430
October 20, 2009	941,955	1,500,000	$0.62797	880,144
November 5, 2009	864,300	1,500,000	$0.57620	802,239
November 20, 2009	829,605	1,500,000	$0.55307	670,590
February 5, 2010	585,150	1,500,000	$0.39010	541,845
February 22, 2010	541,500	1,500,000	$0.36100	499,505
March 5, 2010	529,350	1,500,000	$0.35290	485,569
Total Investment	$16,226,395	30,112,933		$14,945,678

Because the stock was sold to Seaside at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants, as discussed in Note 11 below.

Note 11.  Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of June 30, 2010:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding As of June 30, 2010

November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.0400	6,291,118
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$1.3300	6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.7700	500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$1.9900	6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$1.9900	153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.9700	5,431,805

Description	Grant Date	Expiration Date	Strike Price		Issued and Outstanding As of June 30, 2010
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.8900		171,958
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.2000		8,700,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$0.7400		8,966,000
Series W - December 9, 2009 Public Offering	12/9/2009	12/9/2014	$0.7000		19,050,000
Series X - December 9, 2009 Public Offering	12/9/2009	8/31/2010	$0.2823	*	4,494,654
Total warrants outstanding					66,142,831

*

These warrants were issued with a floating exercise price, calculated at 85% of the five day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share. The exercise price for these warrants as of June 30, 2010, based on this calculation, was $0.2823.

The following shows changes to the warrants outstanding from December 31, 2009, through June 30, 2010:

# Warrants
Warrants outstanding as of December 31, 2009	81,089,664
Adjustments to 11/8/05 warrants due to Seaside pricing for 2010 stock sales	176,388
May 2005 warrants expired	(800,000)
Series X warrants exercised	(14,323,221)
Warrants outstanding as of June 30, 2010	66,142,831

Warrants with activity during the six months ended June 30, 2010, are described below:

May 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock at an exercise price of $1.008.  These warrants were not exercised and expired on May 25, 2010.

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten investors. The per-share exercise price for the warrant shares was $2.21. Each investor warrant is exercisable at any time until May 9, 2011. The terms of the warrants include anti-dilution provisions which require us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include, among other things, the issuance of additional shares of our common stock, or securities convertible into our common stock, at a price per share lower than the closing stock price on the date of the investment, which was $1.85.

Based on the warrants’ anti-dilution provisions, the exercise price and the number of warrants were adjusted as shown below.

	# Warrants	Exercise Price
Original Warrant	2,960,527	$2.21
Adjustments based on anti-dilution provision:
Financing February 2007	327,294	$1.99
Financing October 2008	248,808	$1.85
Financing December 2008	404,796	$1.66
Seaside 2/20/09 purchase	72,542	$1.63

	# Warrants	Exercise Price
Seaside 3/20/09 purchase	75,260	$1.60
Seaside 4/20/09 purchase	51,764	$1.58
Seaside 5/20/09 purchase	53,092	$1.56
Seaside 6/22/09 purchase	27,063	$1.55
Seaside 7/06/09 purchase	27,411	$1.54
Seaside 7/20/09 purchase	27,766	$1.53
Seaside 8/5/09 purchase	28,132	$1.52
Seaside 8/20/09 purchase	28,504	$1.51
Seaside 9/8/09 purchase	28,886	$1.50
Seaside 9/21/09 purchase	29,274	$1.49
Seaside 10/5/09 purchase	29,669	$1.48
Seaside 10/20/09 purchase	30,072	$1.47
Seaside 11/05/09 purchase	30,484	$1.46
Seaside 11/20/09 purchase	30,905	$1.45
Public offering 12/9/09	1,602,481	$1.07
Seaside 2/05/10 purchase	57,686	$1.06
Seaside 2/22/10 purchase	58,786	$1.05
Seaside 3/5/10 purchase	59,916	$1.04
Adjusted Warrant:	6,291,118	$1.04

December 2009 Series W and Series X Warrants

In December 2009, we sold 38,100,000 units of the Company at a purchase price of $0.544 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share; a Series W warrant to purchase 0.5 of a share of common stock at an exercise price of $0.70 per share exercisable through December 9, 2014; and an additional investor rights warrant (Series X) to purchase 0.5 of a share of common stock exercisable through August 31, 2010, at a floating exercise price.  The floating exercise price is equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share.  All of the warrants were exercisable upon issuance.  The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 which became effective on September 15, 2009.

The following Series X warrants were exercised as of June 30, 2010:

Exercise Dates:			Weighted Average
From	To	# of Shares	Exercise Price	Proceeds
December 28, 2009	January 7, 2010	765,331	$0.4112	$314,723
January 29, 2010	February 3, 2010	400,000	$0.3793	151,720
March 1, 2010	March 1, 2010	100,000	$0.3392	33,920
March 11, 2010	March 12, 2010	4,800,000	$0.3582	1,719,490
March 26, 2010	March 31, 2010	288,900	$0.3655	105,605
April 5, 2010	April 8, 2010	358,000	$0.3772	135,052
April 26, 2010	April 26, 2010	300,000	$0.3688	110,640
May 10, 2010	May 14, 2010	296,800	$0.3245	96,316
May 24, 2010	May 28, 2010	3,527,000	$0.3057	1,078,294
June 1, 2010	June 4, 2010	1,227,929	$0.3270	401,496
June 7, 2010	June 14, 2010	1,211,200	$0.3003	363,669
June 14, 2010	June 17, 2010	946,672	$0.2720	257,495
June 22, 2010	June 28, 2010	333,514	$0.2723	90,800
		14,555,346		$4,859,220

Note 12.  Revenue and Cost of Goods Sold

A breakdown of our sales and the related cost of sales for the three and six months ended June 30, 2010 and 2009, respectively, are as follows:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$124	$96	$28	$52	$67	$(15)
Contract	31	(24)	55	230	219	11
Inverters and other	11	—	11	—	—	—
Total	$166	$72	$94	$282	$286	$(4)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$267	$200	$67	$116	$197	$(81)
Contract	110	55	55	274	261	13
Inverters and other	24	—	24	3	—	3
Total	$401	$255	$146	$393	$458	$(65)

From November 2008 (when the ISO-NE pilot program began) until late April 2009, we were billed for all of the energy stored on our flywheels, rather than for our net energy usage.  Further, we were billed at a retail rate.  However, since late April 2009, our energy costs have decreased substantially as we have been billed the wholesale rate for our net energy used, plus retail transmission and distribution charges.  The gross margin for frequency regulation for the first quarter of 2009 was negative, due to the energy costs paid from January through April 2009.  Cost of energy during the first two quarters of 2010 was approximately $200,000, of which approximately $144,000, or 72%, represents retail transmission and distribution (T&D) charges billed by the local service provider.  Because our Stephentown facility will be connected to the grid at the transmission level, we will not incur T&D charges, and so we expect our gross margin to be considerably higher than in our Tyngsboro installation.

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

Note 13.  Stock-Based Compensation

Description of Plans

Stock Option Plan

Our Third Amended and Restated 1998 Stock Incentive Plan (our “1998 Plan”) allows for the granting of stock options to purchase up to 23,000,000 shares of our common stock.  Options may be granted to our employees, officers, directors, consultants and advisors. Under the terms of the option plan, incentive stock options are to be granted at the fair market value of our common stock at the date of grant, and nonqualified stock options are to be granted at a price determined by our Board of Directors.  In general, our Board has authorized vesting periods of one to three years and terms of varying length but in no case more than 10 years.  Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests.  We consider our option program critical to our operation and productivity; essentially all of our employees participate.  At June 30, 2010, we had 16,195,530 shares reserved for issuance under this plan.  On July 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (our “2010 Plan”), which constituted an amendment, restatement and renaming of our 1998 Plan and which increased the shares available for issuance under the Stock Incentive Plan by an additional 15,000,000 shares.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  All regular, full-time employees employed by us for at least three months on the dates the exercise periods begin (each May 1 and November 1) are eligible to participate in this plan. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At June 30, 2010, 42% of eligible employees are participating, and we had 1,353,258 shares reserved for future issuance under this plan.

Restricted Stock Unit Arrangements

Our 1998 Plan (and, since our stockholder meeting on July 21, 2010, our 2010 Plan) permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers that cliff-vest upon the achievement of certain earnings-based milestones and upon the Company achieving a level of revenue such that it is no longer treated as a development stage company for accounting purposes, both such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of June 30, 2010, and December 31, 2009, certain RSUs granted under the officer employment agreements were vested but stock could not be issued under the terms of the RSU agreements because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity as of December 31, 2009, and for the six months ended June 30, 2010, is as follows:

	Six months ended June 30, 2010	Year ended December 31, 2009
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	26,714	46,352
Based upon current year executive officer agreement	—	16,920

Vested RSUs not yet converted to stock (i)	10,338	16,376

RSU’s granted but not vested:
Related to 2008 executive officer agreement	9,414	18,810
Related to 2009 executive officer agreement	33,833	45,113
Related to performance-based executive plan (ii)	—	1,265,823

(i)             RSUs vesting December 31, 2009, were issued on April 8, 2010.

(ii)          Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements. We did not meet the award conditions as of December 31, 2009, and our executive management does not believe it is probable that the award will be earned in 2010 based on our current business plan. Accordingly, no compensation expense was recorded for this grant in 2009 or 2010. On April 26, 2010, we entered into Letter Agreements with our executive officers, under which the outstanding PSUs were terminated due to the inability to meet the performance goals. Pursuant to the termination of these agreements, the shares of our stock reserved for issuance upon conversion of the PSUs became available for future issuance under the our Third Amended and Restated 1998 Stock Incentive Plan.

Stock Option Plan Schedules

Stock option activity for the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2009	12,000,028	$1.18
Granted	4,513,355	$0.39	$0.23
Exercised	—	$—
Canceled, forfeited or expired	(371,438)	$(2.13)
Outstanding, June 30, 2010	16,141,945	$0.90

The following table summarizes information about stock options outstanding at June 30, 2010:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options Vested	Vested Weighted- Average Exercise Price
$0.26 - $0.74	8,942,207	7.65	$0.52	4,228,461	$0.66
$0.80 - $1.46	5,536,789	6.15	$1.07	4,842,752	$1.04
$1.51 - $2.19	1,335,699	6.06	$1.78	1,322,521	$1.78
$4.10 - $5.27	222,250	0.60	$4.40	222,250	$4.40
$6.00 - $9.31	105,000	0.26	$6.40	105,000	$6.40
Total	16,141,945	6.86	$0.90	10,720,984	$1.10

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

The assumptions used to value stock option grants for the three and six months ended June 30, 2010, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.11%-1.67%	0.34% - 1.36%	1.11% - 1.67%	0.34%-1.36%
Expected life of option	3.5	.75 - 3.5 years	3.5	.75 - 3.5 years
Expected dividend payment rate, as a percentage of the stock price on the date of grant	0%	0%	0%	0%
Assumed volatility	81% - 91%	77% - 90%	81% - 91%	77% - 90%
Expected forfeitures	8.3%	8.3%	8.3%	8.3%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operations and maintenance	$14,609	$29,615	$29,681	$64,112
Research and development	67,241	101,694	106,522	209,387
Selling, general and administrative	166,355	154,402	239,118	291,224
Total stock compensation expense	$248,205	$285,711	$375,321	$564,723

Components of stock compensation expense:
Compensation expense related to RSUs	$3,877	$20,671	$8,960	$28,725
Compensation expense related to stock options	244,328	265,040	366,361	535,998
Total stock compensation expense	$248,205	$285,711	$375,321	$564,723

As of June 30, 2010, there was approximately $887,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 14. Potential Delisting of the Company’s Stock

On September 16, 2009, we received a letter from the Nasdaq Stock Market indicating that our common stock was subject to delisting on March 15, 2010 if the requirements of Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, were not met.  On March 16, 2010, we received a letter from the Nasdaq Stock Market, notifying us that Nasdaq had granted us an additional 180 days to regain compliance with the $1.00 minimum share price rule. The Company’s securities will continue to be listed on the Nasdaq Capital Market until at least September 13, 2010. If, at any time before September 13, 2010, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide us written notification that we comply with the rule. However, there can be no assurance that we will be able to meet the Nasdaq Stock Market’s minimum bid price requirements within the extended grace periods and we therefore may lose our eligibility for quotation on the Nasdaq Stock Market.  At our annual meeting of stockholders on July 21, 2010, our stockholders approved the implementation of a reverse stock split at a ratio of between 1-for-2 and 1-for-10, which could be used, in the discretion of the Board at the ratio (if any) chosen by the Board, to regain compliance with the minimum bid price rule either prior to September 13, 2010 or during any listing panel appeals process that we may elect to pursue.  No guarantees can be made, however, that the Company will regain compliance with Nasdaq’s ongoing listing rules.

Note 15.  Subsequent Events

On August 6, 2010, Stephentown Regulation Services, LLC (SRS), a wholly-owned subsidiary of Beacon Power Corporation (Beacon), closed on a loan guaranteed by the Department of Energy (DOE), which, over time, will allow us to borrow up to approximately $43 million.  As part of the loan closing, Beacon transferred $7 million in cash to SRS, into a restricted cash account. Approximately two weeks after closing, SRS will use a portion of this equity contribution to reimburse Beacon for allowable costs previously incurred.  Monthly disbursements from the loan are anticipated to begin in September, based upon eligible project spending.  Each disbursement will be subject to the satisfaction of certain conditions.  This loan will provide debt financing for 62.5% of the estimated $69 million total project cost of our 20 megawatt (MW) plant currently under construction in Stephentown, New York. Our equity contribution to the project is approximately $26 million of cash and in-kind assets which was fully funded at loan closing.

On July 2, 2010, we entered into a common stock purchase agreement with Aspire Capital Fund LLC (Aspire), an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $25.0 million of our shares of common stock over the term of the purchase agreement.  In consideration for entering into the purchase agreement, we issued 3,086,420 shares of our common stock to Aspire.  These shares are referred to as the “Commitment Shares.”   Under this agreement, we have sold Aspire 1,534,210 shares of common stock at a purchase price of $0.324 per share, for an aggregate purchase price of $500,000.  Following this initial purchase, from time to time over the 26-month term of the agreement, we have the right, in our sole discretion, to present Aspire with a purchase notice directing them to purchase up to 400,000 shares of our common stock per trading day (up to an aggregate of $24.5 million of our common stock) at a price per share calculated as the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities.  We and Aspire may mutually agree to increase the number of shares that can be sold per business day to as much as an additional 1,000,000 shares per business day.  However, we cannot sell shares on any trading day in which the closing sale price of our stock is less than $0.25.  Also, unless our stockholders approve the transaction at some later date, we may not sell shares to Aspire at a purchase price less than $0.34, which is the sum of the last consolidated closing sale price of our common stock on July 1, 2010, the trading day immediately preceding the date of the purchase agreement, and $0.03.  We will control the timing and amount of any sales of our common stock to Aspire, and will always know the purchase price before we give notice to sell any shares to Aspire.  There are no trading volume requirements or restrictions under the agreement.  The net proceeds we receive will depend on the frequency and prices at which we sell shares of stock to Aspire.  The maximum proceeds we may receive over the 26-month term of the agreement is $25 million.  These sales are being made under our Registration Statements on Form S-3.  We also entered into a Registration Rights Agreement with Aspire, dated July 2, 2010, under which we agreed to keep the registration statements effective, and under which we agree to indemnify Aspire for certain liabilities in connection with the sale of the securities. As of the date of this report, we have not sold any shares to Aspire under this agreement following the initial $500,000 purchase.

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

Overview

We design, manufacture and operate flywheel-based energy storage systems that we are beginning to deploy in company-owned merchant plants that sell frequency regulation services in open-bid markets (which we refer to as our “sale of services” or “merchant plant” model). We also intend to sell systems on a turnkey equipment basis in domestic and overseas markets that lack open-bid auction mechanisms.  We may also share ownership of some plants with utilities or other investors; enter into bilateral contracts with utilities that provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services; and/or participate in pilot programs to demonstrate our technology. Our flywheel systems support stable, reliable and efficient electricity grid operation. We expect the market for our systems to benefit from increased electricity demand and the rapid expansion of intermittent renewable resources, including wind and solar.

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

The location of our merchant plants and the sequence in which they will be constructed will depend on a number of factors, including but not limited to:

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

In November 2008, we began to provide 1MW of frequency regulation service through the ISO-NE pilot program. We added a second MW of capacity in July 2009, and third in December 2009.  Our flywheel systems have been on-line and available for provision of frequency regulation service 98% of the time, on average, since January 1, 2009, and have been earning revenue from frequency regulation services.

During the first quarter of  2010, we began to recruit and hire the first few of approximately 50 planned new employees at our Tyngsboro, Massachusetts headquarters, which will ultimately include hardware engineers, project managers, market data analysts, and sales directors (both U.S. and international), as well as positions in purchasing, finance, site development, manufacturing and production. This workforce expansion will enable us to ramp up production of our grid-scale flywheel energy storage systems, which will be installed in our 20 MW plant in Stephentown, New York, now under construction. A portion of this plant is expected to begin earning revenue by providing frequency regulation in the fourth quarter of 2010.

The decision to expand our workforce comes following a series of positive events in 2009, including more than a full year of operation on the New England grid; receipt of a $43-million loan guarantee commitment from the U.S. Department of Energy (DOE) which closed on August 6, 2010 or; and the award of a $24-million DOE smart grid stimulus grant. We also raised $20 million in equity investment in December 2009, a portion of which provided the remaining equity required to close the loan guaranteed by the DOE for our Stephentown plant. The continuation and timing of any such workforce expansion will ultimately be subject to our access to additional capital and our cash flow position.

From inception through June 30, 2010, we have incurred losses of approximately $217 million. We currently do not expect to become cash flow positive until we have deployed a sufficient number of merchant plants and/or sold turnkey systems.

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

Our flywheel systems also make it easier for the grid to integrate intermittent renewable energy sources, such as wind and solar power, whose variability increases the need for regulation.  Because our flywheels only recycle electricity already generated, they do not consume fossil fuel or produce carbon dioxide (CO2) greenhouse gas emissions or other air pollutants, such as nitrogen oxide or sulfur dioxide. In addition, the energy conversion efficiency of our flywheels does not significantly degrade over time or as a function of the number of charge/discharge cycles incurred. We believe that our low operating costs will allow us to participate with a favorable profit margin in the open-bid markets, and utilities in non-open bid markets will also find the attributes of our system attractive and will purchase our systems on a turnkey basis.

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

Since our Smart Energy Matrix™ does not burn fuel, the environmental benefits of our technology are significant. An internally-commissioned study suggests that our technology’s ability to reduce carbon dioxide (CO2) may reduce CO2 emissions by up to 89% compared to conventional frequency regulation service providers.  We believe that the cleaner performance of our flywheel systems (as contrasted to frequency regulation services supplied by fossil fuel resources) can be expected to offer significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions.  If the federal government implements a carbon-reduction program in the form of a cap-and-trade program or carbon tax, we believe that the resulting costs to carbon-intensive regulation providers will increase faster than our carbon-related costs, which are associated with the purchase of a small amount of electrical make-up energy.

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

Regulatory and Market Affairs

Since late 2009 we have been actively engaged in promoting the benefits of paying fast-response regulation resources on the basis of actual system performance rather than nominal capacity. On May 26, 2010, FERC held a Technical Conference on Frequency Regulation Compensation and invited our Chief Executive Officer, F. William Capp, to present on the concept of “pay-for-performance”.  Subsequently, on June 16, 2010, we submitted comments to FERC reiterating our support of tariffs that compensate regulation resources based on performance.   We will continue to engage in this dialogue in an effort to encourage the expansion of performance-based tariffs in all ISO markets. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Other ISOs, including PJM, are considering changing their tariffs to provide higher revenues for faster performance. Should performance-based regulation tariffs be widely adopted, the economics of our plants may be enhanced and our addressable markets may expand.

We continue to make progress with each of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in their regulation markets. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology into their grids.  In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signals in order to ensure that our Smart Energy systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheels’ fast-response capability, while recognizing that our resource has limited energy storage capacity. The proposed market rule changes, coupled with more efficient regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each open-bid ISO market is as follows:

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

•                  ISO New England: On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation pilot program to comply with FERC Order No. 890.  The purpose of the Alternative Technologies Regulation pilot program is to evaluate the performance of new technologies like ours that had been ineligible to participate in ISO-NE’s regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules.  On February 2, 2010, ISO-NE began working with stakeholders to develop a proposal for permanent market rules for alternative technologies. ISO-NE expects to continue to develop its rules proposal during the second and third quarters of 2010 and then take its proposal through the normal New England Power Pool (NEPOOL) stakeholder process during the fourth quarter.  Once a proposal is approved by NEPOOL, it will be submitted to FERC for approval. Until new permanent market rules for energy storage are implemented we will continue to earn revenue through the pilot program.  We began participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro in November 2008,  added another 1 MW outside our Tyngsboro facility in July 2009 and added a third MW in December 2009.  Until April 2009, the pilot resource was sent a regulation signal that was similar to one for a traditional generator and therefore did not recognize that our technology provides regulation in a different manner than a traditional generator.  After discussions with ISO-NE, in May 2009, we convinced the ISO to implement a regulation dispatch signal for our pilot project that better recognizes our system’s unique capabilities and is similar to the dispatch method developed by NYISO. This new dispatch signal has improved the economics of our energy storage resources.  We are continuing to work with ISO-NE to implement a NYISO- style dispatch signal in the permanent rules at the conclusion of the pilot program. In addition, as also discussed above, we are working to have opportunity cost payments included in the permanent market rules so that the payments made for our resource are comparable to those made to other parties that provide a similar service. However, there are no guarantees that these changes will be implemented in the final rules.

•                  California ISO: CAISO is in the process of opening its frequency regulation market to energy storage technologies and we are actively participating in this process.   In February 2009, FERC ordered CAISO to make modifications to its tariff to ensure that non-generation resources are treated comparably to other resources in the CAISO regulation market.  We are actively engaged in this FERC proceeding and in the stakeholder process at CAISO.  Through this process, we continue to work with CAISO and its stakeholders to promote the lessons learned and best practices from other ISOs for integrating energy storage into the regulation market.  CAISO has initiated a stakeholder process to review the product features needed to integrate more renewable energy sources on their grid. Based on discussions with CAISO, we expect this effort to result in proposed rules that will allow LESR participation in the regulation market by late 2010 or early 2011.  In addition, as part of an overall evaluation of their Ancillary Services market in 2010, they plan to consider whether it would be beneficial to create a separate fast regulation product or institute a performance payment, like ISO-NE’s mileage payment. In addition, the current definition contained in the Western Electricity Coordinating Council (WECC) Reliability Standards for Regulating Reserves only refers to generation resources.  WECC has a proposal which eliminates this “generator” definitional issue and will allow storage to provide regulation.  Their proposal is currently pending at FERC.

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

•                  PJM Interconnection: PJM amended its tariff language to comply with FERC Order No. 890 and stated that its current rules allow non-generation resources like ours to fully participate in its regulation market. PJM’s market rules allow us to enter the market. In the summer of 2009 PJM adopted a regulation dispatch signal for energy storage resources that takes partial advantage of our system’s fast-response capability, maximizes benefits to PJM’s grid and pays us for the benefits of our resource.  In July 2010, PJM submitted tariff revisions to FERC for approval which clarify and amend certain aspects of PJM’s tariff in order to ensure we can net our energy consumption at wholesale rates and therefore minimize our costs to provide service in PJM.  These tariff changes were unanimously endorsed by PJM’s stakeholder at the June 3, 2010 Members Committee meeting.  Most recently, a senior PJM official has stated PJM’s interest in developing a “pay-for-performance” mechanism in their regulation market.

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

Research and Development Applications

In July 2010, we were selected by the DOE to negotiate a $2.25 million award in support of developing a next-generation flywheel energy storage system. The Advanced Research Projects Agency—Energy (ARPA-E), an agency within DOE that provides R&D funding for transformational new energy technologies and systems, made the award based on our proposal to develop a highly advanced “flying ring” flywheel system.  The development program would take place over a three-year period beginning later this year, and is valued at a total of $2.8 million, pending contractual agreement.  ARPA-E grant recipients share a portion of the program cost, and we would contribute $560,000, or 20%, of the $2.8 million program total.  Our proposal calls for initiating development of a next-generation flywheel energy storage module with a size of 100 kWh and 100kW, capable of storing four times the energy at one-eighth the cost-per-energy-unit, as compared to our current Gen 4 flywheel.  The new flywheel would be capable of more than 40,000 full charge/discharge cycles in its lifetime, thereby achieving a cost per storage cycle below ARPA-E’s goal of $0.025/kWh.

We expect that the ARPA-E-funded flywheel system, if carried through to a commercial product, would be suitable for a variety of other applications where the cost per unit of stored energy is the most critical factor, and the number of charge-discharge cycles is somewhat less important.  These applications include:  large-scale ramping and load following support for wind and solar power in a way that reduces the need for standby regional peak power generator capacity; wind-diesel-storage hybrid systems that reduce diesel fuel consumption on island-based grids; and uninterruptible power supply (UPS) applications that require an hour or more of assured power.

Discussion of Operations

We have experienced net losses since our inception and, as of June 30, 2010, had an accumulated deficit of approximately $217 million.  We are focused on commercializing our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. Moreover, we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern.  In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

On November 18, 2008, we began operating our first 1 MW Smart Energy Matrix™ on the electricity grid in Tyngsboro, Massachusetts. The 1 MW system was installed under ISO New England’s Alternative Technologies Regulation pilot program. The pilot program was approved by FERC as part of ISO New England’s compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called “non-generation” resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis.  The pilot program allows us to generate revenue for regulation services while ISO-NE develops permanent market rules that will govern application of the technology. We added a second megawatt of capacity in Tyngsboro in July 2009, and a third megawatt in December 2009, all of which are currently earning revenue through the pilot program. Although we plan to redeploy a portion of these three MW to the Stephentown site, we expect to continue to operate at least one MW of capacity in the ISO-NE pilot program until permanent market rules for energy storage are finalized.

On August 6, 2010, SRS, a wholly-owned subsidiary of Beacon, closed on a loan guaranteed by the DOE, which, over time, will allow us to borrow up to approximately $43 million.  As part of the loan closing, Beacon transferred $7 million in cash to SRS, into a restricted cash account. Approximately two weeks after closing, SRS will use a portion of this equity contribution to reimburse Beacon for allowable costs previously incurred.  Monthly disbursements from the loan are anticipated to begin in September, based upon eligible project spending.  Each disbursement will be subject to the satisfaction of certain conditions.  This loan will provide debt financing for 62.5% of the estimated $69 million total project cost of our 20 MW plant currently under construction in Stephentown,

New York. Our equity contribution to the project is approximately $26 million of cash and in-kind assets which was fully funded at loan closing.

Of the $26 million not financed by the loan, we have already incurred approximately $18.9 million in eligible project expenditures, which are part of our equity contribution to the project.  A significant portion of this in-kind contribution comes from the redeployment of a portion of the three MW of storage assets from Tyngsboro to the Stephentown site. The remaining $7 million was raised through the sale of units comprised of common stock and warrants on December 9, 2009. Four of the 20 MW are expected to be online and earning revenue in Stephentown by the end of 2010. The remaining 16 MW are scheduled to be online and earning revenue by the end of the first quarter of 2011.

On August 31, 2009, we purchased an option to lease land in Glenville, New York, where we expect to build a 20 MW facility at some time in the future.  During the lease option period, we have agreed to negotiate in good faith a ground lease to be entered into upon our unilateral exercise of the lease option.  Key terms of the ground lease were substantially delineated in the executed option to the lease. In August 2010, we extended this lease option for a six-month period, and it may be extended for an additional six-month period.

In April 2010, we entered into two new land option agreements.  The first of these is a two-year option that provides the right to purchase either of two properties in the Chicago area, but not both, for $1 million. Both properties are zoned industrial, and contain certain improvements relevant to our planned use, including equipment required for physical interconnection to 138 KVA transmission lines.  In consideration for this option, we are paying the owner $2,000 per month. If we elect to purchase the land, the option payments will be applied to the purchase price.   A second option agreement was executed with an economic development agency of the State of Pennsylvania for a property situated in Hazle Township, Luzerne County. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month.  The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant. We expect to build the plant (for which we have received a $24 million DOE grant award) on one of the two sites located in the Chicago area, or the Hazle Township site in Luzerne County, Pennsylvania.

In July 2010, the New York State legislature passed a law that specifically exempts flywheel-based energy storage facilities of less than 80 MW from New York Public Service Commission (PSC) jurisdiction. Prior to this new statute, we were required to apply for (and had obtained) PSC approval via a certificate of public convenience and necessity, or CPCN, for the Stephentown facility. The new exemption is expected to relieve us from the regulatory burden of having to provide the PSC with periodic updates and obtain PSC approval of facility documents for our Stephentown plant. It will also eliminate entirely the need for us to apply for additional CPCNs, as would otherwise have been required for our planned Glenville, New York, regulation plant, currently being developed.

As of the end of July 2010, we have installed 110 flywheel foundations in Stephentown, and have delivered and begun installing 4 MW of power electronics and support systems. We have also delivered and begun installing the first flywheels at the site.  By the end of the fourth quarter of 2010, we expect to have 4 MW of frequency regulation capacity connected and earning revenue.

Our interconnection request for the 20 MW Stephentown plant includes NYSEG as the transmission provider.  Before we can enter into an interconnection agreement with NYISO, we were required to complete a System Impact Study, which is now complete, and be in the Facilities Study process.  The purpose of these studies is to confirm that our facility can be safely and reliably interconnected with the grid, and to identify any utility upgrades or other equipment that may be needed. Construction and development of this site is also subject to certain state and local permitting processes. After executing an Engineering and

Procurement contract (E&P), necessary upgrades to grid equipment to permit such interconnection will begin, in a timeline roughly parallel to our construction of the facility. We expect the plant to be partially on-line and to begin earning some revenue in the fourth quarter of 2010, although this will require expediting the interconnection process with NYSEG and NYISO.  NYSEG has agreed to allow us perform the design engineering and procurement of materials for the upgrade of their substation in order to help speed the interconnection process.

On May 24, 2010, we announced that we have signed a contract with the New York State Energy Research and Development Authority (NYSERDA) relating to a grant to pay for a portion of the interconnection and other aspects of the Stephentown facility. This $2 million grant will also fund certain other project aspects, including a visitor information center to be built at the Stephentown site. The grant is being accounted for as a reduction of eligible project costs, on a pro-rata basis, as expenses are incurred.

The first 20 MW plant will cost approximately $69 million, of which approximately $55 million is direct equipment and facility costs. The remainder of the cost estimate includes contingency, legal, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process or are greater than we expect will be incurred in the construction of subsequent similar facilities.  Excluding the cost of land, the second merchant plant is estimated to cost approximately $50 million, of which the DOE grant announced in November 2009 will provide approximately $24 million.

In 2010 and 2011, we will continue to have capital needs that will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants to fund operations as we continue to build and deploy flywheel plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis.  Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

•                  The timing of funds disbursement from the DOE-guaranteed loan, the receipt of funds from the NYSERDA grant and the DOE Stimulus Grant

•                  Corporate or project financing and its availability

•                  Equity transactions and the amounts thereof

•                  Sale of turnkey plants and the amount of associated margin and terms and conditions of those sales

•                  Receipt of environmental and site-related permits and approvals

•                  Receipt of grid interconnection approvals.

Since our inception in 1997 we have funded our development primarily through the sale of common stock.  In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. Since our initial public offering, we have raised approximately $109.7 million as of June 30, 2010, through the sale of our stock and exercise of warrants. We estimate that we will need to raise additional funds during the remainder of 2010 through the issuance of equity securities or debt in order to fund operations and execute our business plan.  The amount of funds needed may range from $6 - 20 million, depending on when we order long-lead items and begin construction of our second plant.  Additional funding will be required in 2011.

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

Revenues

Our revenue during the six months ended June 30, 2010, and 2009, came primarily from three sources:

•                  Frequency regulation service revenue from the ISO-NE pilot program

•                  Research and development contracts, for which revenue has been recognized using the percentage-of-completion method

•                  Sales of inverters, accessories and APS credits.

Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and the sale of   turnkey flywheel systems.  We also earn revenue from the sale of APS certificates or similar “clean energy” credits.  However, revenue from such credits has not been material. In the past, we have also earned revenue from research and development contracts with government agencies, and we continue to pursue similar contracts. In addition, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

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

Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules, principally because under ISO-NE’s pilot program rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We expect that ISO-NE will develop a proposal for permanent market rules before the end of 2010, which, if approved by FERC, will enable us to receive the economic equivalent of this payment component. Additionally, we expect ISO-NE’s new market rules to retain a pay-for-performance feature, whereby fast-response regulation resources, such as our flywheels, will continue to receive higher-than-average mileage payments on the basis of their greater speed and effectiveness.

In recent months, the Federal Energy Regulatory Commission (FERC) has shown increasing support for the concept of paying fast-response regulation resources on the basis of actual system performance rather than nominal capacity. We will continue to engage in this dialogue in an effort to encourage the expansion of performance-based tariffs. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Other ISOs, including PJM, are considering changing their tariffs to provide higher revenues for faster performance. Should performance-based regulation tariffs be widely adopted, the economics of our plants may be enhanced and our addressable markets may expand. No assurance can be given that such tariffs will be widely adopted.

Cost of Goods Sold

Cost of goods sold for frequency regulation services consists of the cost of energy. Cost of goods sold for research and development contracts is being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs.  Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

Operations and Maintenance

Operations and maintenance (O&M) expenses are related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations. Since our current production levels are still well below our facility’s full capacity, O&M costs for the six-month periods ended June 30, 2010 and 2009 include a significant amount of unabsorbed overhead.  In addition, costs associated with running the 3 MW resource for the ISO-NE pilot program and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in O&M. O&M expenses will increase in 2010 as we ramp up our production capacity and begin to operate and maintain the Stephentown facility.

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

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.  Based on this analysis and the completion of several of our contracts, we recorded a credit to our contract loss reserve in the second quarter of 2010.

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

•                  Product Sales

Generally, revenue on inverter and related product sales is recognized on transfer of title, typically when products are shipped, and all related costs are estimable.  For sales to distributors, we make an adjustment to defer revenue until products are subsequently sold by distributors to their customers.

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

Based on our analysis, no asset impairment charges were considered necessary as of June 30, 2010, or 2009.

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

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short maturity of these instruments.  See Note 9 to our unaudited consolidated financial statements contained in Part 1, Item 1 of this report for debt fair value, which also approximates carrying value.

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

Results of Operations

Comparison of Three and Six Months ended June 30, 2010 and 2009

	Three months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$165	$282	$(117)	-41%
Cost of goods sold	72	286	(214)	-75%
Gross margin	93	(4)	97	2425%
Operating expenses:
Operations and maintenance	823	769	54	7%
Research and development	1,889	1,486	403	27%
Selling, general and administrative	2,430	1,995	435	22%
Loss on contract commitments	(100)	—	(100)	n/a
Depreciation and amortization	546	443	103	23%
Total operating expenses	5,588	4,693	895	19%
Loss from operations	(5,495)	(4,697)	(798)	17%
Interest and other income (expense), net	(56)	(70)	14	-20%
Net loss	$(5,551)	$(4,767)	$(784)	16%

	Six months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$401	$393	$8	2%
Cost of goods sold	255	458	(203)	-44%
Gross margin	146	(65)	211	325%
Operating expenses:
Operations and maintenance	1,790	1,546	244	16%
Research and development	3,962	3,677	285	8%
Selling, general and administrative	4,376	3,893	483	12%
Loss on contract commitments	(100)	133	(233)	-175%
Depreciation and amortization	1,076	866	210	24%
Total operating expenses	11,104	10,115	989	10%
Loss from operations	(10,958)	(10,180)	(778)	8%
Interest and other income (expense), net	(133)	(127)	(6)	5%
Net loss	$(11,091)	$(10,307)	$(784)	8%

Revenue

The following table provides details of our revenues for the three and six months ended June 30, 2010, and 2009.

	Percent	Three months ended June 30,		Six months ended June 30,		Cumulative Contract Value Earned as of June 30,	Total Contract	Remaining Value
	complete	2010	2009	2010	2009	2010	Value	(Backlog)
	(dollars in thousands)
Frequency regulation:		$124	$52	$267	$116
Contracts:
NAVSEA	100.0%	—	149	—	178	$500	$500	$—
Tehachapi	74.9%	1	81	26	96	187	250	63
PNNL	100.0%	30	—	84	—	104	104	—
Total Contract Revenue		$31	$230	$110	$274	$791	$854	$63
Other:		11	—	24	3
Total		$166	$282	$401	$393

Revenue for the six months ended June 30, 2010 increased by approximately $8,000, or 2%.  Frequency regulation revenue earned through our participation in the ISO-NE pilot program increased by approximately $151,000, or 130%.  Revenue from research and development contracts decreased by approximately $164,000, due primarily to the completion of several contracts.  Other revenue, derived from the sale of inverters, accessories and APS credits earned from providing regulation service, increased by approximately $21,000.

We had 3 MW of capacity in service in the first half of 2010, as compared to 1 MW in the first half of 2009.  We provided approximately 263,200 megawatt-hours (MWh) of regulation service in the first two quarters of 2010, or approximately 87,700 MWh per MW of capacity in service, as compared to approximately 77,200 MWh in the first two quarters of 2009, an increase of 13.6%.  Although our productivity improved, our revenue per MW dropped from approximately $116,000 in the first half of 2009 to approximately $89,000 in the same period in 2010, due to a reduction in the average clearing price for frequency regulation. The average clearing price per MWh for the six months ended June 30, 2010 was $7.53, as compared to $11.03 during the same period in 2009.

Revenues we are currently earning from the ISO-NE pilot program are less than those that we expect to receive under permanent market rules. Under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. As noted above, we expect ISO-NE to develop permanent market rules before the end of this year that will have the effect of compensating us for the opportunity cost component that we do not currently receive under the ISO-NE pilot program. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost.

Contract revenue for the six-month period ended June 30, 2010, was approximately $110,000, a decrease of $164,000 or 60%, as compared to the first half of 2009, primarily because most of the contracts were substantially completed prior to or during the quarter.

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2010, and 2009 are as follows:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$124	$96	$28	$52	$67	$(15)
Contracts	31	(24)	55	230	219	11
Inverters and APS credits	11	—	11	—	—	—
Total	$166	$72	$94	$282	$286	$(4)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$267	$200	$67	$116	$197	$(81)
Contracts	110	55	55	274	261	13
Inverters and APS credits	24	—	24	3	—	3
Total	$401	$255	$146	$393	$458	$(65)

Cost of goods sold, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales decreased from approximately $286,000 in the second quarter of 2009 to approximately $72,000 during the equivalent period of 2010, despite tripling the frequency regulation capacity in service during that period. During the second quarter of 2010 and 2009, cost of goods sold includes approximately $96,000 and $67,000, respectively, for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE pilot program.  This significant improvement resulted from ISO-NE’s decision to allow us to net the energy consumption of our regulation resource and pay the wholesale rate for net energy usage, as further explained below. Consequently, our average gross margin on frequency regulation services during the second quarter of 2010 was 22.6%, compared to a negative gross margin of 28.8% for the second quarter of 2009.  The gross margin for the first half of 2010 was 25%, compared to a negative gross margin of 69.8%, for the first half of 2009.

During the first six months of the pilot program (which included the first four months of 2009), our electricity costs for operating the Smart Energy Matrix™ in Tyngsboro were unusually high.  Our connection to the grid for the pilot program was made through National Grid distribution lines, rather than directly to the ISO through transmission lines, due to cost and time factors.  Consequently, from November 2008 through late April 2009, we paid the retail price for our gross withdrawals from the grid instead of paying the wholesale price for the net electricity (withdrawals minus injections), plus retail transmission and distribution charges.  In late April 2009, ISO-NE and our local distribution company implemented a change that reduced our cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate.  In addition, a new regulation dispatch signal implemented by ISO-NE in May 2009 reduced the net amount of electricity we need to purchase.  While we are still paying retail transmission and distribution charges, the reduction in energy costs resulting from the adjustment that allows us to net our energy costs has enabled us to earn positive gross margins since May 2009.   However, that margin has been dropping due to a continuing decrease in the ISO-NE clearing price for frequency regulation, as discussed above. We believe that the reduction in clearing price is due to lower electricity demand resulting from current economic conditions, and that regulation pricing will increase as the economy recovers and the need for regulation capacity rises.

We expect the cost of electricity to be significantly lower for our 20 MW facilities than for the ISO-NE pilot resource, because we plan to be connected to transmission-level (rather than to distribution-level) power lines, and thus will not be subject to transmission and distribution fees. Those fees have represented approximately 72% of our cost of energy during the first half of 2010. Pro forma gross margin for frequency regulation services for the first half of 2010, calculated without transmission or distribution charges, would have been approximately 78.7%.

We recorded a credit in cost of sales for contracts in the second quarter of 2010 as a result of completing the PNNL contract for substantially less than originally estimated, as discussed earlier under “Loss on Contract Commitments.”

Operations and Maintenance Expense

For the three and six months ended June 30, 2010, operations and maintenance expenses increased by approximately $54,000, or 7% and $244,000, or 16%, respectively, in comparison to the equivalent periods in 2009. See the table below for explanations of the factors which were responsible for the most significant changes.

	Three months ended June 30,	Six months ended June 30,	Comment
	(in thousands)
Period Ended June 30, 2009	$769	$1,546
Expense materials	67	101	Increased spending for small tools and equipment, tooling and non-recurring expenses, and production supplies.
Salaries and benefits	129	137	Increased staffing as we ramp up manufacturing and construction of our Stephentown facility, along with higher costs for benefits, particularly employee health insurance.
Subcontractors and consultants	75	(96)

For the six month period, 2009 costs were higher due to contractor costs associated with completing non-fungible costs of the 3 MW matrix in Tyngsboro. The increase in the second quarter of 2010 is primarily due to costs associated with the Stephentown site.

Legal	(53)	(81)	In 2009, legal and tax advice represents primarily costs associated with the set up of our frequency regulation operations in New York.
Allocations and overhead	(263)	(178)

In June 2010, the NYSERDA grant was finalized, and is being recorded as a reduction of expenses. Accordingly, we credited “Allocations out” for $225K based on the cumulative eligible spending to date. The remainder represents higher overhead applied based on increasing production levels.

	Three months ended June 30,	Six months ended June 30,	Comment
Stock Compensation	(15)	(34)

Although a number of options were granted in the second quarter, most of those options do not begin to vest until the third quarter, thus no compensation expense was recorded as of June 30, 2010 for those options. The reduction in stock compensation year to date is due to declining expense amounts for prior year grants based upon the use of the accelerated method of calculating stock compensation expense.

Occupancy	61	207	Increase due primarily to the cost of repairing the roof at our Tyngsboro facility, and lease option costs for the property in Glenville.
Travel	5	18	Increase in travel, including travel to the Stephentown site.
Hiring expenses	21	21	Increase due to new hires to support increased production for Stephentown.
Other	27	149

Year to date increase includes $114K for costs previously included in CIP for the construction of the 2MW system in service in Tyngsboro which determined to be “non-fungible” and so were expensed in Q1, 2010.

Period Ended June 30, 2010	$823	$1,790

Research and Development Expense

Research and development expenses increased by approximately $403,000, or 27%, for the second quarter of 2010 as compared to the second quarter of 2009, and by approximately $285,000, or 8% year over year. See the table below for explanations of the factors which were responsible for the most significant changes.

	Three months ended June 30,	Six months ended June 30,	Comment
	(in thousands)

Period Ended June 30, 2009	$1,486	$3,677
Expense materials	85	(5)

In 2009, the materials cost included in R&D are primarily the cost of redesigning and replacing motors as part of the motor-stator redesign needed to reduce the operating temperature of the flywheels and engineering efforts to reduce the cost of the flywheels. In the second quarter of 2010, expense materials for R&D primarily relates to work developing lower cost components for our flywheels.

	Three months ended June 30,	Six months ended June 30,	Comment

Salaries and benefits	127	140

Increase represents more hours charged to R&D by manufacturing staff in 2010 than in 2009. The manufacturing staff has been working with engineering to improve the tools and procedures used to manufacture the flywheels as part of our cost reduction efforts.

Subcontractors and consultants	20	27	Increased use of contractors
Legal	9	9	Increase in legal costs related to patents.
Allocations and overhead	175	123	The increase in overhead allocation in 2010 from 2009 is a result in the increase in the level of production, along with project management labor charged to the Stephentown project.
Stock Compensation	(34)	(103)

Although a number of options were granted in the second quarter, most of those options do not begin to vest until the third quarter of 2010; therefore no compensation expense was recorded as of June 30, 2010 for these options. The reduction in stock compensation year to date is due to declining expense amounts for prior year grants based upon the use of the accelerated method of calculating stock compensation expense.

Occupancy	31	99	Increase due to cost to repair the roof at our Tyngsboro facility.
Travel	10	21	Increase in travel.
Other	(20)	(26)
Period Ended June 30, 2010	$1,889	$3,962

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled approximately $2,430,000 and $1,995,000 for the three months ended June 30, 2010, and 2009, respectively, which represents an increase of approximately $435,000, or 22%, period over period. For the six-month period ended June 30, 2010, selling, general and administrative expenses increased by approximately $483,000, or 12%, period over period.

Significant changes in spending are explained in the table shown below.

	Three months ended June 30,	Six months ended June 30,	Comment
		(in thousands)
Period Ended June 30, 2009	$1,995	$3,893
Stock Compensation	12	(52)

Increase in the second quarter of 2010 due to grants to the Executive Officers as part of their 2010 Executive Agreements. On a year to date basis, stock compensation expense is lower largely due to declining expense amounts for prior year grants based upon the use of the accelerated method of calculating stock compensation expense.

Legal, audit and professional fees	139	124	Increase in use of outside legal services and higher audit fees.
Public company / investor relations	(111)	(119)	2009 was higher than 2010 due to costs associated with the Seaside stock agreement.
Salaries and benefits	249	288	Increase due to new hires, primarily to support the administrative cost of managing the Stephentown project and market sale of turnkey systems.
Taxes	10	30	Increase in Delaware Franchise tax
Small tools and equipment	13	27	Increase represents primarily the cost of computer equipment for new hires
Subcontractors and consultants	54	59	Increased use of consultants, especially in regards to international marketing efforts.
Allocations and overhead	(68)	(63)	Represents G&A overhead allocated to the Navy and other contracts.
Occupancy	6	15	Occupancy increased due to cost of building repairs.
Hiring Expense	88	112	Cost associated with new hires.
Conferences and trade shows	23	24	Increased attendance at conferences and trade shows as part of business development and marketing efforts.
Travel	14	29	Increase in travel, in particular, related to international marketing efforts.
Other	6	9
Period Ended June 30, 2010	$2,430	$4,376

Loss on Contract Commitments

In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission.  We will receive approximately $250,000, in total, to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000.  Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we increased the loss reserve for the Tehachapi contract by $132,500, bringing the total contract loss to approximately $219,000.  This increase is based on the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate.  No additions were considered necessary to the loss reserve for the Tehachapi contract during the six months ended June 30, 2010.

During the fourth quarter of 2009, we began work on the PNNL contract. According to the terms of the contract, we expected to incur R&D costs of approximately $210,000, and to receive approximately $104,000 to offset those costs.  Accordingly, during the fourth quarter of 2009, we recorded a charge of approximately $106,000 for our “cost share” portion of this contract. We completed the contract during the second quarter of 2010, at a total cost of approximately $59,000.  In June 2010, we adjusted cost of sales to properly reflect the margin on this contract, and reversed the previously established loss reserve.

On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships.  The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated.  Subsequent phases involve work estimated at up to an additional $2.1 million.  This contract was awarded on a “cost plus fixed fee” basis.  After final overhead rate adjustments, we increased the costs charged to the Navy contract by approximately $43,000.  We recorded a contract loss reserve of approximately $50,000 in the second quarter of 2010, since the total costs exceed the total appropriated to date for the contract, and we charged the additional overhead costs, plus an additional $7,000 in unbilled costs against this reserve.

The organization that originally sponsored our NYSERDA PON 800 contract has undergone a variety of organizational changes, which have resulted in this contract being terminated.  Unbilled allowable charges of approximately $8,000 were charged to the contract loss reserve, and the remaining reserve of approximately $46,000, was reversed in June 2010.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $443,000 during the three months ended June 30, 2009, to approximately $546,000 for the same period in 2010, an increase of approximately $103,000, or 23%.  For the six month periods ended June 30, 2010, the increase was approximately $210,000, or 24%, over the same period of 2009. The increase in depreciation and amortization results primarily from the capitalization of flywheel and related equipment that was placed into service in July and December of 2009, as well as machinery and equipment purchased in the fourth quarter of 2009 and the first half of 2010.  As of June 30, 2010, we had approximately $12.9 million in “Construction in progress,” of which approximately $6.9 million is for flywheels or materials to build flywheels and approximately $5.5 million are costs related to the construction of Smart Energy Matrix™ systems.

Interest and Other Income (Expense), net

Average cash balances during the first six months of 2010 were approximately $10.5 million higher, on average, than during the same period in 2009. However, interest rates were significantly lower in 2010.  As a result of the lower interest rates, interest income for the first six months of 2010 was approximately $2,600 lower than during the first six months of 2009.

Interest expense for the six months ended June 31, 2010 and 2009 was as follows:

	Six months ended June 30,
	2010	2009
Interest incurred	$149,213	$116,735
Loan discount amortized	26,737	28,529
Interest capitalized	(30,988)	(2,251)
Net interest expense	$144,962	$143,013

Interest expense and the loan discount amortization increased due to the final drawdown on the MassDev loan which was made during the fourth quarter of 2009.  These increases were partially offset by higher interest capitalized on the Stephentown project.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended June 30, 2010 was approximately $5,551,000, which represents an increase in the loss of approximately $784,000, or 16% over the second quarter of 2009.  For the six months ended June 30, 2010, and 2009, net loss was approximately $11,091,000 and $10,307,000, respectively.

Liquidity and Capital Resources

	Six months ended June 30,
	2010	2009
	(in thousands)
Cash and cash equivalents	$11,408	$3,196
Working capital	3,833	(1,232)
Cash provided by (used in)
Operating activities	(6,384)	(12,858)
Investing activities	(9,882)	(2,185)
Financing activities	5,069	3,881
Net decrease in cash and cash equivalents	$(11,197)	$(11,162)
Current ratio	1.4	0.8

Our cash requirements depend on many factors including, but not limited to, the cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs, and our sales, general and administrative expenses.  Since we are still in the development stage and have not yet generated significant revenue from our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  We expect to make significant expenditures this year and beyond to fund our operations, increase our manufacturing capacity, and build and deploy our frequency regulation plants.

We have experienced net losses since our inception and, as of June 30, 2010, had an accumulated deficit of approximately $217 million.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. We will need to raise additional capital from a combination of equity and/or project financing, the sale of our systems and/or other sources to build regulation facilities, support operations at our Tyngsboro and other facilities, implement our business plan and continue as a going concern.

We deployed one megawatt of frequency regulation capacity in 2008, and deployed two additional megawatts in 2009.  In 2010, we plan to re-deploy a portion of the three megawatts from the pilot program to the site of our 20 MW plant in Stephentown, New York. This plant will cost approximately $69 million. We broke ground in November 2009, and we expect to complete the production of most of the flywheels needed for that plant in 2010.  Although we expect to begin to generate revenue from part of that facility late in 2010, we do not expect to complete construction until the end of the first quarter of 2011.  We also plan to continue the development of two more 20 MW plants, one in the PJM interconnection, and the other in Glenville, NY, which is in the NYISO. The pace of development and the completion dates for these two additional plants will depend on obtaining sufficient funding.

Our first 20 MW plant is being financed by $26 million of cash and in-kind assets that we have contributed to the project on August 6, 2010, upon closing the $43 million loan guaranteed by DOE and provided by the Federal Financing Bank (FFB). In 2010 and 2011, we will continue to have capital needs to fund operations and the ongoing deployment of frequency regulation facilities. Of the $11.4 million cash on hand as of June 30, 2010, $7 million represents our required cash investment towards eligible project costs for the Stephentown plant under the terms of the DOE loan, and thus is not available for our general corporate operating purposes. Based on our projected cash usage rates, exclusive of the anticipated borrowings from the DOE loan and our equity contribution to the Stephentown project, we believe we have sufficient cash to fund our operations into the fourth quarter of 2010. We estimate that we will need to raise additional funds during the remainder of 2010 through the issuance of equity securities or debt in order to fund operations and execute our business plan.  The amount of funds needed may range from $6 - $20 million, depending on when we order long-lead items and begin construction of our second plant.  Additional funding will be required in 2011.

The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis.  Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

•                  The timing of funds disbursement from the DOE-guaranteed loan, the receipt of funds from the NYSERDA grant and the DOE stimulus grant

•                  Corporate or project financing and its availability

•                  Equity transactions and the amounts thereof

•                  Sale of turnkey plants and the amount of associated margin and terms and conditions of those sales

•                  Receipt of environmental and site-related permits and approvals

•                  Receipt of grid interconnection approvals.

On August 6, 2010, SRS, a wholly-owned subsidiary of Beacon, closed on a loan guaranteed by the DOE, which, over time, will allow us to borrow up to approximately $43 million.  As part of the loan closing, Beacon transferred $7 million in cash to SRS, into a restricted cash account. Approximately two weeks after closing, SRS will use a portion of this equity contribution to reimburse Beacon for allowable costs previously incurred.  Monthly disbursements from the loan are anticipated to begin in September, based upon eligible project spending.  Each disbursement will be subject to the satisfaction of certain conditions, including, without limitation, the timing of the execution of an interconnection agreement with NYISO; hence the ramp up of cash burn will be affected by the same timing.

In November 2009, we were notified by the Department of Energy that we have been awarded a stimulus grant of $24 million for use in construction of a 20 MW plant to be located in the PJM Interconnection.  The grant for the PJM facility results from one of our applications for the DOE Smart Grid demonstration project funding, known as Funding Opportunity Regulation Ancillary Services projects.

On July 2, 2010, we entered into a common stock purchase agreement with Aspire Capital Fund LLC (Aspire), an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $25.0 million of our shares of common stock over the term of the purchase agreement.  In consideration for entering into the purchase agreement, we issued 3,086,420 shares of our common stock to Aspire.  These shares are referred to as the “Commitment Shares.”   Under this agreement, we have sold Aspire 1,534,210 shares of common stock at a purchase price of $0.324 per share, for an aggregate purchase price of $500,000.  Following this initial purchase, from time to time over the 26-month term of the agreement, we have the right, in our sole discretion, to present Aspire with a purchase notice directing them to purchase up to 400,000 shares of our common stock per trading day (up to an aggregate of $24.5 million of our common stock) at a price per share calculated as the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities.  We and Aspire may mutually agree to increase the number of shares that can be sold per business day to as much as an additional 1,000,000 shares per business day.  However, we cannot purchase shares on any trading day in which the closing sale price of our stock is less than $0.25.  Also, unless our stockholders approve the transaction at some later date, we may not sell shares to Aspire at a purchase price less than $0.34, which is the sum of the last consolidated closing sale price of our common stock on July 1, 2010, the trading day immediately preceding the date of the purchase agreement, and $0.03.  We will control the timing and amount of any sales of our common stock to Aspire, and will always know the purchase price before we give notice to sell any shares to Aspire.  There are no trading volume requirements or restrictions under the agreement.  The net proceeds we receive will depend on the frequency and prices at which we sell shares of stock to Aspire.  The maximum proceeds we may receive over the 26-month term of the agreement is $25 million.  These sales are being made under our Registration Statements on

Form S-3.  We also entered into a Registration Rights Agreement with Aspire, dated July 2, 2010, under which we agreed to keep the registration statements effective, and under which we agree to indemnify Aspire for certain liabilities in connection with the sale of the securities. As of the date of t his report, we have not sold any shares to Aspire under this agreement following the initial $500,000 purchase.

Operating Activities

Net cash used in operating activities was approximately $6,384,000 and $12,858,000 for the six months ended June 30, 2010, and 2009, respectively.  The primary component of the negative cash flows from operations is from our net losses.  For the six months ended June 30, 2010, we had a net loss of approximately $11,091,000.  Adjustments to reconcile net loss to cash flow in 2010 include non-cash stock compensation of approximately $375,000, depreciation and amortization of approximately $1,075,000, interest expense on warrants of approximately $27,000, partially offset by a net increase in deferred rent of approximately ($66,000) and changes in operating assets and liabilities of approximately $3,295,000.

During the same period in 2009, we had a net loss of approximately $10,307,000.  Adjustments to reconcile net loss to cash flow for the period include non-cash stock compensation of approximately $565,000, depreciation and amortization of approximately $866,000,  interest expense on warrants of approximately $29,000, partially offset by a net increase in deferred rent of approximately ($53,000) and changes in operating assets and liabilities of approximately ($3,958,000).

Investing Activities

Net cash used in investing activities was approximately $9,883,000 and $2,185,000 for the six months ending June 30, 2010, and 2009, respectively.  The principal use of cash in 2010 was the purchase and manufacture of property and equipment in the amount of approximately $5,119,000, increase in other assets (patents) of approximately $82,000, and advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $4,681,000.  For the six months ended June 30, 2009, the principal use of cash was the purchase of property and equipment in the amount of approximately $1,951,000 and advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $234,000.

Financing Activities

Net cash provided by financing activities was approximately $5,069,000 and $3,881,000 for the first six months of 2010 and 2009, respectively.  In 2010, funds were provided by the sale of stock to Seaside of approximately $1,513,000, the exercise of warrants of approximately $4,765,000 and the issuance of stock under the employee stock purchase plan of approximately $61,000.   These were offset partially by cash paid for financing costs (primarily for the DOE loan) of approximately $944,000 and approximately $326,000 in repayment of the MassDev loan.  For the first six months of 2009, funds were provided by the sale of stock to Seaside of approximately $4,814,000 and the issuance of stock under the employee stock purchase plan of approximately $60,000.  These were partially offset by cash paid for financing costs (primarily for the DOE loan) of approximately $993,000.

The following table summarizes our commitments and debt at June 30, 2010:

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Total
Period ending:
June 30, 2010	$—	$31,056,699	$—	$31,056,699
December 31, 2010	366,937		334,051	700,988
December 31, 2011	753,188		704,349	1,457,537
December 31, 2012	778,937		751,618	1,530,555
December 31, 2013	804,689		803,254	1,607,943
December 31, 2014	618,000		857,819	1,475,819
December 31, 2015			678,767	678,767
Total Commitments	$3,321,751	$31,056,699	$4,129,858	$38,508,308
Non-cancellable purchase obligations:		$18,016,467
Less advance payments to suppliers		(4,917,214)

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Total
Non-cancellable purchase obligations net of advance payments:		$13,099,253

As of June 30, 2010, we had purchase commitments with our suppliers of approximately $31.1 million. Of this amount, approximately $18.0 million represents firm, non-cancelable commitments, against which we have made advance payments totaling $4.9 million, leaving a net non-cancelable obligation of approximately $13.1 million as of June 30, 2010.  Total purchase commitments include approximately $28.3 million for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $16.7 million are non-cancelable as of June 30, 2010. The remaining commitments are for costs associated with closing the DOE loan, equipment and other operating expenses.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk.  At June 30, 2010, we had approximately $1,018,000 of cash equivalents that were held in a non-interest bearing checking account.  Also at June 30, 2010, we had approximately $10.6 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $10.4 million of our cash on hand at June 30, 2010, was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of June 30, 2010.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation,

3.2	(1)	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009

3.5	(3)	Amended and Restated Bylaws, as amended.

3.6	(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

10.1	(5)	Amended and Restated Employment Agreement between the Company and F. William Capp.

10.2	(5)	Amended and Restated Employment Agreement between the Company and James M. Spiezio.

Exhibit Number	Ref	Description of Document

10.3	(5)	Amended and Restated Employment Agreement between the Company and Matthew L. Lazarewicz.

10.4	(5)	Amended and Restated Employment Agreement between the Company and Judith Judson.

10.5	(5)	Form of Option Agreement between the Company and each of F. William Capp, James Spiezio, Matthew L. Lazarewicz and Judith Judson.

10.6	(5)	Form of Restricted Stock Unit Agreement between the Company and each of F. William Capp, James Spiezio, Matthew L. Lazarewicz and Judith Judson.

10.7	(5)	Letter Agreement between the Company and F. William Capp.

10.8	(5)	Letter Agreement between the Company and James M. Spiezio.

10.9	(5)	Letter Agreement between the Company and Matthew L. Lazarewicz.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).
(2) Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).
(3) Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).
(4) Incorporated by reference from the 10-K filed on March 30, 2006 (File No. 000-31973.).
(5) Incorporated by reference from the Form 8-K filed on April 30, 2010 (File No. 000-31973).
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date:	August 9, 2010	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	August 9, 2010	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer