Form 10-Q
period 2010-09-30
BEACON POWER CORP
filed 2010-11-09
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes    ☐    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of November 5, 2010 was 199,890,859.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	1

	Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009, and for the period from May 8, 1997 (date of inception) through September 30, 2010	2

	Unaudited Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2010 and 2009 and for the period from May 8, 1997 (date of inception) through September 30, 2010	3

	Unaudited Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2009 and the nine months ended September 30, 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	50

PART II. Other Information

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	(Removed and Reserved)	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

Signatures		53

i

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,040,125	$22,605,147
Accounts receivable, net	1,558,523	46,907
Unbilled costs on contracts in progress	21,310	577,356
Prepaid expenses and other current assets	482,062	636,887
Total current assets	5,102,020	23,866,297
Property and equipment, net	42,282,061	24,373,941
Restricted cash	3,228,926	212,557
Deferred financing costs	3,657,985	1,198,873
Advance payments to suppliers	3,484,772	235,879
Other assets	220,087	114,933
Total assets	$57,975,851	$50,002,480
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,707,050	$1,154,613
Accrued compensation and benefits	1,927,812	1,764,053
Other accrued expenses	4,059,270	1,543,507
Advance billings on contracts	1,877	35,418
Accrued contract loss	1,114,093	257,698
Deferred rent - current	157,871	138,558
Current portion of long term debt	647,661	608,105
Total current liabilities	13,615,634	5,501,952
Long term liabilities:
Deferred rent - long term	628,115	746,518
Long term debt, net of unamortized discount	11,383,946	3,676,569
Total long term liabilities	12,012,061	4,423,087
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 400,000,000 shares authorized; 200,041,762 and 171,641,622 shares issued at September 30, 2010 and December 31, 2009, respectively	2,000,418	1,716,416
Additional paid-in-capital	253,645,992	245,029,557
Deficit accumulated during the development stage	(222,585,415)	(205,955,693)
Treasury stock, 421,692 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	32,348,156	40,077,441
Total liabilities and stockholders’ equity	$57,975,851	$50,002,480

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

					Cumulative from
					May 8, 1997
					(date of inception)
	Three months ended September 30,		Nine months ended September 30,		through September 30,
	2010	2009	2010	2009	2010
Revenue	$124,355	$273,096	$525,375	$665,736	$6,282,474
Cost of goods sold (exclusive of items shown separately below)	118,533	246,844	373,674	704,520	6,544,419
Gross profit (loss)	5,822	26,252	151,701	(38,784)	(261,945)
Operating expenses:
Operations and maintenance	195,411	621,109	1,985,578	2,167,203	4,916,893
Research and development	1,509,219	1,625,910	5,470,987	5,302,613	96,083,874
Selling, general and administrative	2,185,046	1,463,545	6,560,695	5,356,356	71,725,206
Loss on contract commitments	1,070,487	—	970,836	132,500	4,013,460
Depreciation and amortization	515,789	479,121	1,591,268	1,345,539	9,186,054
Restructuring charges	—	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	—	4,663,916
Total operating expenses	5,475,952	4,189,685	16,579,364	14,304,211	192,748,683
Loss from operations	(5,470,130)	(4,163,433)	(16,427,663)	(14,342,995)	(193,010,628)
Other income (expense):
Interest income	392	434	10,020	12,690	5,599,044
Interest (expense) income	(15,042)	77,931	(160,003)	(65,081)	(1,440,316)
Gain on sale of investment	—	—	—	—	3,562,582
Other income (expense)	(53,967)	(7,013)	(52,076)	(3,322)	(289,903)
Total other income (expense), net	(68,617)	71,352	(202,059)	(55,713)	7,431,407
Net loss	(5,538,747)	(4,092,081)	(16,629,722)	(14,398,708)	(185,579,221)
Preferred stock dividends	—	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	—	(113,014)
Loss to common shareholders	$(5,538,747)	$(4,092,081)	$(16,629,722)	$(14,398,708)	$(222,517,915)
Loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.12)
Weighted-average common shares outstanding	198,229,342	122,929,999	186,441,706	115,857,585

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,		Cumulative from May 8, 1997 (date of inception) through September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(16,629,722)	$(14,398,708)	$(185,579,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,591,268	1,345,539	9,186,056
Loss (gain) on sale of disposition of assets	—	7,180	210,012
Impairment of assets, net	—	—	4,551,147
Interest expense relating to issuance of warrants	39,343	33,849	467,597
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	821,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued to service provider	15,739	—	1,601,393
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	684,374	745,462	5,554,021
Deferred rent	(99,091)	(79,777)	(644,016)
Cash received from landlord for build-out credit	—	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(1,511,616)	(34,480)	(1,558,523)
Unbilled costs on government contracts	556,046	(369,901)	(21,310)
Prepaid expenses and other current assets	154,825	292,591	(581,723)
Accounts payable	4,552,437	(2,717,809)	5,707,050
Accrued compensation and benefits	163,759	203,468	1,927,812
Advance billings on contracts	(33,541)	23,916	1,877
Accrued interest	—	—	275,560
Accrued loss on contract commitments	856,395	68,742	1,114,093
Other accrued expenses and current liabilities	2,515,763	(1,664,444)	4,067,940
Net cash used in operating activities	(7,144,021)	(16,544,372)	(149,813,076)
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(3,016,369)	(2,532)	(3,228,926)
Increase in other assets	(105,154)	(52,461)	(632,159)
Purchases and manufacture of property and equipment	(19,483,873)	(2,434,945)	(55,534,643)
Sale of property and equipment	—	—	202,674
Advance payments to suppliers (net)	(3,248,893)	(269,624)	(3,484,772)
Net cash used in investing activities	(25,854,289)	(2,759,562)	(59,115,244)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537

	Nine months ended September 30,		Cumulative from May 8, 1997 (date of inception) through September 30,
	2010	2009	2010
Stock offerings, net of expenses	2,237,764	10,149,416	105,568,388
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	60,522	60,362	460,112
Exercise of employee stock options	—	—	2,304,091
Issuance of debt	8,199,546	—	12,814,701
Repayment of debt	(491,955)	—	(651,742)
Warrants issued in relation to lease	—	—	716,614
Cash paid for financing costs and other assets	(2,474,627)	(927,930)	(3,689,609)
Issuance of preferred stock	—	—	32,868,028
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Warrant exercises	5,902,038	(100)	5,994,421
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by (used in) financing activities	13,433,288	9,281,748	211,968,445
(Decrease) increase in cash and cash equivalents	(19,565,022)	(10,022,186)	3,040,125
Cash and cash equivalents, beginning of period	22,605,147	14,357,475	—
Cash and cash equivalents, end of period	$3,040,125	$4,335,289	$3,040,125
Supplemental disclosure of cash flow information:
Cash paid for interest	$216,103	$176,070	$1,013,143
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$—	$—	$227,946

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
Description	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, December 31, 2008	107,433,190	$1,074,332	$212,145,254	$(186,895,207)	421,692	$(712,839)	$25,611,540
Issuance of officer restricted stock units	63,272	631	(631)	—	—	—	—
Shares issued through ESPP	200,102	2,001	121,768	—	—	—	123,769
Stock-based compensation	—	—	902,279	—	—	—	902,279
Issuance of stock for cash, net of issuance costs	63,712,933	637,131	31,770,825	—	—	—	32,407,956
Warrant exercises	232,125	2,321	90,062	—	—	—	92,383
Net loss	—	—	—	(19,060,486)	—	—	(19,060,486)
Balance, December 31, 2009	171,641,622	$1,716,416	245,029,557	(205,955,693)	421,692	(712,839)	40,077,441
Issuance of officer restricted stock units	37,052	371	(371)	—	—	—	—
Shares issued through ESPP	165,583	1,656	58,866	—	—	—	60,522
Stock-based compensation	—	—	683,846	—	—	—	683,846
Executive performance-based RSU compensation expense	—	—	528	—	—	—	528
Warrants issued to service provider	—	—	15,739	—	—	—	15,739
Issuance of stock for cash, net of issuance costs	9,929,630	99,296	2,138,468	—	—	—	2,237,764
Warrant exercises	18,267,875	182,679	5,719,359	—	—	—	5,902,038
Net loss	—	—	—	(16,629,722)	—	—	(16,629,722)
Balance, September 30,2010	200,041,762	$2,000,418	$253,645,992	$(222,585,415)	421,692	$(712,839)	$32,348,156

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (collectively the “Company,” “Beacon,” “we,” “our,” or “us”) (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation.  Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis.  In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $111.6 million as of September 30, 2010, through the sale of our stock and exercise of warrants. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 915.

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

Operations

On August 6, 2010, our wholly-owned subsidiary, Stephentown Regulation Services, LLC (SRS), closed on a loan with the Federal Financing Bank (FFB) guaranteed by the Department of Energy (DOE), which, over time, will allow us to borrow up to approximately $43 million.  As part of the loan closing, Beacon contributed approximately $26 million to SRS representing its equity in the project by transferring $7 million in cash to SRS, and providing other in-kind equity of approximately $18.9 million. Approximately two weeks after closing, SRS used approximately $4 million of this cash equity contribution to reimburse Beacon for allowable costs previously incurred.  Monthly disbursements from the loan began in September, and are based upon eligible project spending.  Each loan disbursement is subject to the satisfaction of certain conditions.  This loan will provide debt financing for 62.5% of the estimated $69 million total project cost of our 20 megawatt (MW) plant currently under construction in Stephentown, New York. Four MW of the 20 MW total are expected to be online and earning revenue by the end of 2010, and the remaining 16 MW were scheduled to be online and earning revenue by the end of the first quarter of 2011.  However, during the quarter we experienced a delay in the delivery of a key component from a supplier that may impact our ability to be at a full 20 MW of operation in Stephentown by the end of the first quarter of 2011. We expect to have a minimum of 16 MW in operation by that date, with the remainder, if any, operational during the second quarter of 2011.

We had three MW of our Smart Energy Matrix™ operating and generating frequency regulation revenue within the New England Independent System Operator region (ISO-NE) under its Alternative Technologies Regulation pilot program until mid-August 2010, when we began to redeploy a portion of these assets to the Stephentown plant in partial fulfillment of our equity contribution for SRS.

In addition to the revenues we expect to generate from the Stephentown plant, we plan to increase our revenues by building additional 20 MW facilities, which are currently under development.  We have been awarded a $24 million DOE Smart Grid stimulus grant to support a plant in the Mid-Atlantic ISO (PJM) region.  This plant will likely be built either in the Chicago Heights, Illinois, area or in Hazle Township, Pennsylvania. We have site control and have filed interconnection applications for two sites in the Chicago area, as well as one in Hazle Township, PA, and one in Glenville, NY.

We are also identifying other plant locations for future merchant facilities, as well as marketing our systems to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants in those markets on a turnkey basis.  Additionally, we are exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids, as well as military applications.  In September 2010 we were also awarded a two-year ARPA-E development contract which we expect will provide us with $2.2 million to develop the initial design of a new type of flywheel that would have the capability of storing four times the energy as our current Gen4 flywheel.  If successful, this new flywheel design would be capable of delivering 100 kW for up to one hour.  Additional effort would be required once a design is developed before this new flywheel could be commercialized. Target markets for this device would include ramp mitigation for wind and solar generation whose power output may exceed local ramp rate limitations, demand limiting for commercial, industrial, institutional and government facilities that pay high electricity demand charges, and back-up power supply for a portion of the Uninterruptable Power Supply (UPS) market that requires extended time to achieve orderly shutdown because the customer lacks back-up generation capability.

We have experienced net losses since our inception and, as of September 30, 2010, had an accumulated deficit of approximately $222.6 million.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. We will need to raise additional capital to continue to build regulation facilities, support operations at our Tyngsboro and other facilities, implement our business plan and continue as a going concern.  We expect these funds to come from a combination of equity and/or project financing, the sale of our systems and/or other sources. We have $3 million cash on hand as of September 30, 2010, which can be used for general corporate purposes, and an additional $3 million of which belongs to SRS and thus can only be used for eligible project costs (included in Restricted cash on our balance sheet). Based on our projected cash usage rates including the anticipated borrowings from the FFB loan guaranteed by the DOE and our equity contribution to the Stephentown project, we have sufficient cash to fund our operations into the fourth quarter of 2010. We estimate that we will need to raise approximately $15 to $20 million during the remainder of 2010 and 2011 in order to fund operations.  Additional funds would be required to order long-lead items and begin construction of our second merchant plant from a combination of project finance and equity in addition to the DOE grant.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues, and have incurred significant losses of approximately $222.6 million since our inception including losses during the nine months ending September 30, 2010, of approximately $16.6 million.  We have approximately $3 million of cash and cash equivalents on hand at September 30, 2010, which, in combination with the anticipated proceeds from the FFB loan and the remaining $3 million we contributed to SRS for the Stephentown project, is adequate to complete the construction of the Stephentown facility and finance our operations into the fourth quarter of 2010.  Since our cash needs beyond that point exceed the cash we expect to generate from operations, we may be unable to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis.  The generation of sufficient cash flow is dependent, in the short term, on our ability to raise additional capital from a combination of equity and/or project financing; and in the long term, on the successful operation of our merchant plants and on our sales of turnkey systems. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements.

Reclassification of prior period amounts

Certain prior period amounts have been reclassified to be consistent with current period reporting.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiaries, Beacon Power Securities Corporation, Stephentown Holding LLC and Stephentown Regulation Services, LLC (SRS).  In August 2010, as required to close the FFB loan, Beacon’s equity and cash contributions to the Stephentown project were transferred to SRS.  The borrowings from the FFB loan are a liability of SRS, and are guaranteed in part by Beacon.

In September 2008, we established other two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC, which remain inactive as of September 30, 2010. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three and nine-month periods ended September 30, 2010, and 2009, reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

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

Debt

Debt is recorded on our balance sheet at par value or stated value adjusted for unamortized discount or premium.  Discounts and premiums generally are capitalized and amortized over the life of the debt and are recorded in Interest Expense using the interest method. Costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in Depreciation and Amortization Expense.  We have elected not to mark any of our debt to fair value through earnings.

Lease Obligation and Deferred Rent

In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 150,000 shares of our common stock and a warrant exercisable for 500,000 shares of our common stock in return for lower cash payments under the lease. (See Note 6: Commitments and Contingencies.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) Topic 840, “Leases,” these reimbursements have been credited to “Deferred Rent”, and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Deferred rent – long term.”

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

Restructuring and Asset Impairment Charges

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are periodically reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

In certain instances, we may determine that it is in the best interest of the Company to move and redeploy all or part of a Smart Energy Matrix™ system installed at a given location.  When such a decision is made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value associated with the non-fungible components.

No asset impairment charges were considered necessary for the nine months ended September 30, 2010 or 2009.

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

•                  Sale of Alternative Renewable Energy Credits

Under the Massachusetts Alternative Energy Portfolio Standard (APS) program, our flywheel energy storage frequency regulation assets operating within the Commonwealth of Massachusetts are credited with producing a type of Renewable Energy Credit (REC) known as an Alternative Renewable Energy Credit.  These have a market value, and we recognize revenue on the sale of such credits as revenue when sold on the open market.

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

Recently Issued Accounting Pronouncements and Regulations

None.

Recently Adopted Accounting Pronouncements and Regulations

None.

Note 3.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	September 30,	December 31,
	2010	2009
Accounts receivable, trade	$1,558,523	$46,907
Allowance for doubtful accounts	—	—
Accounts receivable, net	$1,558,523	$46,907

There was no allowance for doubtful accounts as of September 30, 2010, or December 31, 2009.  All accounts are expected to be collected.

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. Our accounts receivable balance includes holdbacks of approximately $19,000 and $17,000 as of September 30, 2010 and December 31, 2009, respectively.  These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved. We believe the holdbacks will be collected upon completion of the contracts and collected within one year, and therefore have not recorded any reserve against this amount.

Note 4.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	September 30,	December 31,
	Lives	2010	2009
Construction in Progress	Varied	$27,055,191	$7,941,125
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	6,241,732	6,241,732
Smart Energy Matrix™ installations - fungible	20 years	2,526,337	1,686,038
Machinery and equipment	5 - 10 years	2,475,990	3,096,175
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	798,263	700,624
Office equipment and software	3 years	1,077,992	1,025,936
Leasehold improvements	Lease term	7,804,606	7,804,607
Equipment under capital lease obligations	Lease term	563,783	563,783
Total		$48,753,144	$29,269,270
Less accumulated depreciation and amortization		(6,471,083)	(4,895,329)
Property and equipment, net		$42,282,061	$24,373,941

In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Technologies pilot program (“pilot program”) with a system installed inside our Tyngsboro facility. We deployed a second MW of capacity under the pilot program in July 2009, and a third MW in December 2009.  Both of these additional MWs were installed outside and adjacent to our facility in Tyngsboro.  In August 2010, we moved a portion of the two MW installed outside our facility to the Stephentown site as part of our equity contribution to that project.  The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in use for this pilot program.  In addition, the “Smart Energy Matrix™ installations — fungible” shown above represent the cost of ancillary equipment, such as chillers, installed outside our facility. This equipment is considered fungible because it can be relocated to other sites.

Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease.  Estimated exit costs of approximately $267,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system operating outside of our facility were expensed in 2008 and carried in accrued expenses.  Machinery and equipment and leasehold improvements include approximately $54,000 in estimated exit costs as of September 30, 2010, and December 31, 2009, that are being depreciated over the remaining life of the assets.  In addition, we paid the Town of Stephentown, New York $75,000 to be held in escrow to cover any land clearing or exit costs at that site.  This amount is included in “Deferred financing costs” on our balance sheet.

In July 2008, we purchased land in Stephentown, New York, for the construction of a frequency regulation system, the cost of which is reflected as “Land” in the schedule shown above.

The components of “Construction in progress” (CIP), which represent costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	September 30,	December 31,
	2010	2009
Materials to build production flywheels	$1,518,719	$5,665,670
Smart Energy 25 flywheels	13,669,323	—
Smart Energy Matrix™ in progress	11,165,034	1,955,481
Deposits and other costs related to the acquisition of land for frequency regulation systems	48,188	43,002
Machinery and equipment	292,755	260,840
Software	121,620	—
Leasehold improvements	239,552	16,132
Construction in progress	$27,055,191	$7,941,125

As of September 30, 2010, and December 31, 2009, approximately $26,353,000 and $7,621,000, respectively, of the total shown as CIP represent completed flywheels not yet in service, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction for our Stephentown site and other potential sites.

Note 5.  Deferred Financing Costs

Details of our deferred financing costs are as follows:

	September 30,	December 31,
	2010	2009
Prepaid financing costs associated with the DOE loan guarantee	$3,593,139	$1,124,300
Deferred finance charges associated with the MassDev loan	64,846	74,573
Total	$3,657,985	$1,198,873

Note 6.  Other Assets

Other assets represent deferred costs for patents, and are as follows:

	September 30,	December 31,
	2010	2009
Patents	$226,038	$115,097
Less accumulated amortization	(5,951)	(164)
Net other assets	$220,087	$114,933

Note 7.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of September 30, 2010, and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
September 30, 2010	$—	$22,636,516	$22,636,516
December 31, 2010	186,688		186,688
December 31, 2011	753,188		753,188
December 31, 2012	778,937		778,937
December 31, 2013	804,689		804,689
December 31, 2014	618,000		618,000
Total Commitments	$3,141,502	$22,636,516	$25,778,018
Non-cancellable purchase obligations:		$15,000,992
Less advance payments to suppliers		(3,484,772)
Non-cancellable purchase obligations net of advance payments:		$11,516,220

As of September 30, 2010, we had purchase commitments with our suppliers of approximately $22.6 million. Of this amount, approximately $15 million represents firm, non-cancelable commitments against which we have made advance payments totaling $3.5 million, leaving a net non-cancelable obligation of approximately $11.5 million as of September 30, 2010.  Total purchase commitments include approximately $19.6 million for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $13.0 million are non-cancelable as of September 30, 2010. The remaining commitments are for equipment and other operating expenses.

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

We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at September 30, 2010, of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expense was approximately $442,000 during the nine months ended September 30, 2010 and 2009.

On August 31, 2009, we purchased an option to lease land in Glenville, New York, as a location where we could build another 20 MW facility.  During the lease option period, we have agreed to negotiate a ground lease to be entered into upon our unilateral exercise of the lease option.  Key terms of the ground lease were substantially delineated in the executed option of the lease.  The lease option expires on February 28, 2011, but may be extended for an additional consecutive six-month period.  In consideration for this option, we are paying the landlord a non-refundable fee of $4,550 per month in lease commitments.  More attractive site options may be developed in the same or other markets, and these factors will be evaluated over the next four to six months before deciding whether to extend the lease option on the Glenville site for another six-month period to maintain it as a viable potential location for a future 20 MW plant.

In April 2010, we entered into two land option agreements:

•                  The first of these is a two-year option that provides the right to purchase either of two properties in the Chicago area, but not both, for $1 million. Both properties are zoned industrial, and contain certain improvements relevant to our planned use, including equipment required for physical interconnection to 138 KVA transmission lines.  In consideration for this option, we are paying the owner $2,000 per month.  If we elect to purchase the land, the option payments will be applied to the purchase price.

•                  The second is an option to lease approximately 5.5 acres in Humboldt North Industrial Park, located in Luzerne County, Hazle Township, Pennsylvania.  The site is zoned for industrial use.  The option was executed with the Greater Hazleton Community Area New Development Organization, Inc., also known as CAN DO, Inc., a Pennsylvania Industrial Development Organization.  Under the terms of this two-year option, we are paying $2,500 for each of four six-month periods, or until the option is converted to a lease.  The option allows us to lease the property for 21 years at the rate of $3,250 per month.  The Hazle Township site is located within an economic development zone that would exempt us from having to pay any state tax on materials and equipment used to build a plant on this site.

We expect to build the plant for which we have received a $24 million DOE grant award on either one of the two sites located in the Chicago area or the Hazle Township site in Luzerne County, Pennsylvania.

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

Note 8.  Accrued Contract Loss

Our contract loss reserves are as follows:

	September 30, 2010	December 31, 2009
Beginning balance	$257,698	$132,526
Charges for the period	970,836	238,562
Reductions	(114,441)	(113,390)
Ending balance	$1,114,093	$257,698

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

In the second quarter of 2010, we adjusted the overhead charged to our various contracts.  In addition, we closed out several contracts and adjusted the balances in the accrued contract loss reserve accordingly:

•                  The sponsor of our NYSERDA PON 800 contract has undergone a variety of organizational changes, which have resulted in this contract being abandoned.  Unbilled allowable charges of approximately $8,000 were charged to the contract loss reserve, and the remaining reserve of approximately $46,000 was reversed in June 2010.

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

In September 2010, we signed a contract with the DOE’s Advanced Research Projects Agency — Energy (ARPA-E) to develop critical components of a highly advanced “flying ring” flywheel energy storage system over a two-year period, for which we expect to receive $2,245,876.  In addition, we are expected to contribute an additional 20% of program costs. Accordingly, we recorded a contract loss during the third quarter of 2010 of $1,070,000, which represents our cost share portion of the contract, plus the difference between our GAAP overhead rate and the contract bid rate.

As of the end of September 2010, no other adjustments were considered necessary to our contract loss reserve.

Note 9.  Long-Term Debt

Long-term debt is as follows, which approximates fair value:

	As of:
	September 30,	December 31,
	2010	2009
3.04% Note Payable to Federal Financing Bank, due June 2030	$8,199,546	$—
6.5% Note Payable to MassDev, due September 2015	3,963,412	4,455,368
Subtotal	12,162,958	4,455,368
Less unamortized discount (warrants)	(131,351)	(170,694)
Total	12,031,607	4,284,674
Less current portion of long term debt	(647,661)	(608,105)
Net long-term debt	$11,383,946	$3,676,569

Based on the amounts outstanding as of September 30, 2010, principal payments required under the DOE and MassDev loans over the next five years, excluding discount due to warrants, are as follows:

	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2010	$168,429	$—	168,429
December 31, 2011	704,406	—	704,406
December 31, 2012	751,678	227,765	979,443
December 31, 2013	803,318	455,530	1,258,848
December 31, 2014	857,887	455,530	1,313,417
December 31, 2015	677,694	455,530	1,133,224
Thereafter	—	6,605,191	6,605,191
Total payments remaining	$3,963,412	$8,199,546	$12,162,958

Federal Financing Bank Loan (DOE loan)

On August 6, 2010, SRS, a wholly-owned subsidiary of Beacon Power Corporation, entered into a future advance promissory note with the Federal Financing Bank (FFB), and guaranteed by the DOE (FFB loan).  The FFB is an instrument of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.  Under the DOE loan guarantee, the FFB has made available to us a multi-draw term loan facility in an aggregate principal amount of up to $43.1 million to finance up to 62.5% of the eligible costs of the Stephentown project. At the closing of the loan, Beacon contributed the remaining 37.5% of the expected project costs in the form of $18.9 million in inventory, assets, and eligible project costs and $7 million in cash, which was deposited into an SRS cash account (known as the “Base Equity Account”) controlled by the collateral agent.  Therefore, we expect to receive 100% reimbursement from the FFB for ongoing budgeted project costs until such time as 62.5% of the aggregate of all eligible project costs have been funded.  After 62.5% of the aggregate of all eligible project costs have been funded with loan proceeds, (a) 62.5% of each request for funding will be funded with loan proceeds from the FFB, and (b) 37.5% of each request for funding will be funded with the proceeds taken from the Base Equity Account.  However, we are responsible for any cost overruns for the project.  As of September 30, 2010, we have drawn down $4 million of the cash that was initially contributed to the Base Equity Account, and have received advances of $8.2 million from the FFB.

The last day to receive an advance under the FFB Future Advance Promissory Note for eligible project costs is May 30, 2012, and the loan will mature on June 15, 2030.  Each advance bears interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance, plus a .375% premium.  Interest on advances under the FFB loan is payable quarterly in arrears. Principal payments are due in 72 equal quarterly installments, beginning on September 15, 2012 through June 15, 2030.

Advances on the loan facilities may be voluntarily prepaid at any time at a price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid, which could result in the advance being prepaid at a discount, at par or at a premium. The loan facilities are subject to mandatory prepayments of differing amounts with net cash proceeds received from certain dispositions, loss events with respect to property and other extraordinary receipts.  All obligations under the FFB loan are secured by substantially all property owned by SRS, which was $34.2 million as of September 30, 2010.

The FFB loan documents contain customary covenants that include, among others, requirements that the project be conducted in accordance with the business plan for the project, property and assets be maintained in good working order, and that the borrower stay in compliance with all applicable environmental laws and other governmental rules, including Federal Energy Regulatory Committee (FERC) rules.  It places limitations on SRS’s ability to use any loss proceeds, incur indebtedness, incur liens, make investments or loans, enter into mergers and acquisitions, dispose of assets or purchase capital items except for expenditures contemplated by the project budget or operating plan or from the proceeds of insurance, pay dividends or make distribution on capital stock, pay indebtedness, limitations on payments of management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements, in each case subject to customary exceptions.

The FFB loan also contains certain financial covenants. As of the last day of each fiscal quarter, SRS is required to:

•                  maintain a minimum ratio of current assets to current liabilities

•                  maintain a maximum leverage ratio

•                  commencing the first fiscal quarter to end after the first anniversary of the project completion date, maintain a specified debt service coverage ratio

•                  commencing after the project completion date, maintain an amount equal to the debt service reserve requirement unless an alternative form of security reasonably satisfactory to the DOE has been provided; provided that, in the event of any withdrawal from the debt service reserve account, we must restore the amount on deposit in the debt service reserve account within ninety days of such withdrawal. The debt service reserve requirement is an amount equal to the amount of debt service due on the immediately succeeding two quarterly payment dates.

•                  commencing on the first anniversary of the project completion date, maintain specified amounts in a maintenance reserve account and project capital account.  If SRS draws from these accounts, it is required to restore the accounts to the required amounts within ninety days of the withdrawal. The required maintenance reserve is an amount projected to be equal to six months of plant maintenance and fixed operating costs, currently anticipated to be approximately $559,000 for the initial year of project operation.  The amount required to be maintained in the reserve account will be recalculated prior to the beginning of each fiscal year. Beacon has guaranteed, as sole owner of the borrower, to replenish the debt service reserve account up to a maximum of $2,397,000.  The project capital account requirement is $1,000,000.

The FFB loan facility documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults.  It shall not be considered a breach of any of the financial covenants so long as within thirty days of the delivery of quarterly or annual financial statements showing the breach of any such covenants, SRS causes Beacon to contribute cash through Stephentown Holding LLC to SRS in an amount necessary to cure such breach.

The FFB loan requires SRS to establish and maintain collateral cash accounts with a collateral agent.  The collateral agent has sole dominion and control over, and the exclusive right of withdrawal from all project accounts, other than the operating disbursement account and the maintenance reserve account.  All revenue must be deposited in the collateral cash account for subsequent flow to the remaining project accounts, as mandated.

Although SRS is the borrower under the FFB loan, Beacon Power Corporation has committed to pay all costs and expenses incurred to complete the project in excess of amounts funded under the loan facility.  Beacon has executed an Engineering, Procurement and Construction agreement with SRS, and as such has provided certain facility and flywheel system warranties.  In addition, as sole equity owner of the borrower, Beacon has guaranteed all payment and performance obligations of the borrower through the project completion date. Beacon will provide administrative services and operation and maintenance services to SRS, and will be paid for those services, according to the terms of agreements between those parties.

MassDev loan

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

Payments to MassDev began in November 2008. The payments were interest only during the first twelve months. Since October 2009, the balance of the principal outstanding under the note is being amortized in equal monthly installments of principal and interest over the remaining term of the note.

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements substantially funded with the proceeds of the loan with an approximate carrying value of $4,252,000 and $5,126,000 at September 30, 2010, and December 31, 2009, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations.   In addition, the MassDev loan requires us to maintain a minimum cash balance of $1,500,000 at all times during the term of the loan.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 85,979 shares of our common stock at an exercise price of $1.89 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008, and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.124%.  The amortization of this discount resulted in approximately $39,000 and $34,000 charged to interest expense during the nine months ended September 30, 2010 and 2009, respectively.  The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

Note 10.  Sale of Stock

On July 2, 2010, we entered into a common stock purchase agreement with Aspire Capital Fund LLC (Aspire), an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $25.0 million of our shares of common stock over the term of the purchase agreement.  In consideration for entering into the purchase agreement, we issued 3,086,420 shares of our common stock to Aspire.  These shares are referred to as the “Commitment Shares.”   Under this agreement, we sold Aspire 1,543,210 shares of common stock at a purchase price of $0.324 per share, for an aggregate purchase price of $500,000 on July 6, 2010.  Following this initial purchase, from time to time over the 26-month term of the agreement, we have the right, in our sole discretion, to present Aspire with a purchase notice directing them to purchase up to 400,000 shares of our common stock per trading day (up to an aggregate of $24.5 million of our common stock) at a price per share calculated as the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities.  We and Aspire may mutually agree to increase the number of shares that can be sold per business day to as much as an additional 1,000,000 shares per business day. Under the terms of the agreement, unless our stockholders approve the transaction at some later date, we may not sell shares to Aspire at a purchase price less than $0.34, which is the sum of the last consolidated closing sale price of our common stock on July 1, 2010, the trading day immediately preceding the date of the purchase agreement, plus $0.03.  We will control the timing and amount of any sales of our common stock to Aspire, and will always know the purchase price before we give notice to sell any shares to Aspire.  There are no trading volume requirements or restrictions under the agreement.  The net proceeds we receive will depend on the frequency and prices at which we sell shares of stock to Aspire, including the availability of the facility in light of the minimum purchase price.  The maximum proceeds we may receive over the 26-month term of the agreement is $25 million.  These sales are being made under our two available shelf registration statements on Form S-3.  We also entered into a Registration Rights Agreement with Aspire, dated July 2, 2010, under which we agreed to keep the registration statements effective, and under which we agree to indemnify Aspire for certain liabilities in connection with the sale of the securities. Following the initial purchase, and as of September 30, 2010, we have sold 800,000 shares to Aspire for $0.34 per share, for gross proceeds of $272,000.

On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million.  This agreement was amended on June 19, 2009.  The original agreement required Seaside to buy $1 million of common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day), at a purchase price reflecting a 20% discount to the volume weighted average trading price over the five-day trading period immediately before the purchase.  The amended agreement maintained the $18 million aggregate maximum purchase price, but accelerated the purchase to 1.5 million shares twice per month at a 14% discount to the 10-day volume weighted average trading price.  The agreement was structured in three tranches, or segments, of six closings each. We exercised our options on both additional tranches, meaning that there were 18 closings over the term of the agreement. Separately, in December 2009, we issued additional shares of stock through a public offering.  As part of the underwriting conditions for that offering, we exercised our option to delay the Seaside purchases originally scheduled for December and January for a period of 60 days.   The Seaside purchases resumed on February 5, 2010, and the final purchase under this agreement was completed on March 5, 2010.

Stock sales to Seaside through the final sale in March 2010 are summarized:

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Net Proceeds
February 20, 2009	$1,000,000	2,656,184	$0.37648	$889,767
March 20, 2009	1,000,000	2,896,200	$0.34528	931,072
April 20, 2009	1,000,000	1,912,777	$0.52280	914,855
May 20, 2009	1,000,000	1,647,772	$0.60688	946,098
June 22, 2009	1,193,895	1,500,000	$0.79593	1,094,839
July 6, 2009	1,118,430	1,500,000	$0.74562	1,059,504
July 20, 2009	932,670	1,500,000	$0.62178	860,444
August 5, 2009	939,255	1,500,000	$0.62617	873,826
August 20, 2009	895,260	1,500,000	$0.59684	833,089
September 8, 2009	989,295	1,500,000	$0.65953	923,819

Transaction date	Aggregate value	Common Shares Sold	Sale Price per Share	Net Proceeds
September 21, 2009	940,155	1,500,000	$0.62677	874,043
October 5, 2009	925,575	1,500,000	$0.61705	864,430
October 20, 2009	941,955	1,500,000	$0.62797	880,144
November 5, 2009	864,300	1,500,000	$0.57620	802,239
November 20, 2009	829,605	1,500,000	$0.55307	673,590
February 5, 2010	585,150	1,500,000	$0.39010	549,498
February 22, 2010	541,500	1,500,000	$0.36100	506,813
March 5, 2010	529,350	1,500,000	$0.35290	495,545
Total Investment	$16,226,395	30,112,933		$14,973,615

Because the stock was sold to Seaside and Aspire at a price below $1.85 per share, certain warrants issued in November 2005 were adjusted according to the terms of those warrants, as discussed in Note 11 below.

Note 11.  Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of September 30, 2010:

Description	Grant Date	Expiration Date	Strike Price		Issued and Outstanding As of September 30, 2010
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$1.02	*	6,414,473
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$1.33		6,261,786
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$1.77		500,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$1.99		6,122,449
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$1.99		153,061
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$2.97		5,431,805
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$1.89		171,958
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.20		8,700,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$0.74		8,966,000
Series W - December 9, 2009 Public Offering	12/9/2009	12/9/2014	$0.70		19,050,000
Series Y - Supplier Warrants August 19, 2010	8/19/2010	6/15/2015	$0.72		116,666
Total warrants outstanding					61,888,198

*                 Reflects anti-dilution adjustments to November 2005 warrants to date.  Exercise of these warrants at a purchase price below the market price of our common stock on the date of the investment is limited by the terms of the warrants.

The following shows changes to the warrants outstanding from December 31, 2009, through September 30, 2010:

# Warrants
Warrants outstanding as of December 31, 2009	81,089,664
Adjustments to 11/8/05 warrants due to Seaside pricing for 2010 stock sales	176,388
Adjustments to 11/8/05 warrants due to Aspire pricing for 2010 stock sales	123,355
Perseus warrants expired	(800,000)
Series X warrants expired	(550,000)
Warrants issued to service provider	116,666
Series X warrants exercised	(18,267,875)
Warrants outstanding as of September 30, 2010	61,888,198

Warrants with activity during the nine months ended September 30, 2010, are described below:

May 2005 Financing Warrant

In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 800,000 shares of our common stock at an exercise price of $1.008.  These warrants were not exercised and expired on May 25, 2010.

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 2,960,527 shares of our common stock to ten investors. The per-share exercise price for the warrant shares was $2.21. Each investor warrant is exercisable at any time until May 9, 2011. The terms of the warrants include anti-dilution provisions which require us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include, among other things, the issuance of additional shares of our common stock, or securities convertible into our common stock, at a price per share lower than the closing stock price on the date of the investment, which was $1.85.  The warrant also contains language that limits the total number of shares we can issue in the financing transaction (including upon exercise of the warrants) at an effective price less than the closing price at the time of the investment to 19.99% of the number of shares of common stock outstanding prior to the investment.

Based on the warrants’ anti-dilution provisions, the exercise price and the number of warrants were adjusted as shown below.

	# Warrants	Exercise Price
Original Warrant	2,960,527	$2.21
Adjustments based on anti-dilution provision:
Cumulative adjustments through December 31, 2009	3,154,203	$1.07
Seaside 2/05/10 purchase	57,686	$1.06
Seaside 2/22/10 purchase	58,786	$1.05
Seaside 3/5/10 purchase	59,916	$1.04
Aspire 7/2/10 purchase	123,355	$1.02
Adjusted Warrant	6,414,473	$1.02

December 2009 Series W and Series X Warrants

In December 2009, we sold 38,100,000 units at a price of $0.544 per unit.  Each unit consisted of one share of our common stock, par value $0.01 per share; a Series W warrant to purchase 0.5 of a share of common stock at an exercise price of $0.70 per share exercisable through December 9, 2014; and an additional investor rights warrant (Series X) to purchase 0.5 of a share of common stock exercisable through August 31, 2010, at a floating exercise price.  The floating exercise price was equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $0.272 per share.  All of the warrants were exercisable upon issuance.  The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 which became effective on September 15, 2009.

Through August 31, 2010, Series X warrants to purchase 18,500,000 shares of common stock were exercised at exercise prices ranging from $0.272 to $0.4122, for total net proceeds of $5,902,038. The remaining 550,000 warrants were not exercised and expired as of August 31, 2010.

August 2010 Service Provider Warrants

In connection with services provided to us by a service provider, we issued warrants to three individuals to purchase an aggregate of 116,666 shares of our common stock, at a per-share exercise price of $0.72. The warrants were exercisable as of August 19, 2010, and expire on June 15, 2015.  The units were issued pursuant to an exemption from the registration requirements of the federal securities law.

Note 12.  Revenue and Cost of Goods Sold

A breakdown of our sales and the related cost of sales for the three and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$74	$82	$(8)	$63	$49	$14
Contract	35	37	(2)	211	198	13
Inverters and APS credits	15	—	15	(1)	—	(1)
Total	$124	$119	$5	$273	$247	$26

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$341	$282	$59	$180	$247	$(67)
Contract	145	91	54	485	458	27
Inverters and APS credits	39	—	39	1	—	1
Total	$525	$373	$152	$666	$705	$(39)

From November 2008 (when the ISO-NE pilot program began) until late April 2009, we were billed for all of the energy stored on our flywheels, rather than for our net energy usage.  Further, we were billed at a retail rate.  However, since late April 2009, our energy costs have decreased substantially as we have been billed the wholesale rate for our net energy used, plus retail transmission and distribution charges.  The gross margin for frequency regulation for the first quarter of 2009 was negative, due to the energy costs paid from January through April 2009.  Cost of energy during the first three quarters of 2010 was approximately $282,000, of which approximately $199,000, or 70%, represents retail transmission and distribution (T&D) charges billed by the local service provider.  Because our Stephentown facility will be connected to the grid at the transmission level, we will not incur T&D charges, and so we expect our gross margin to be higher than in our Tyngsboro installation.

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

Note 13.  Stock-Based Compensation

Description of Plans

Stock Option Plan

On July 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (our “2010 Plan”), which constituted an amendment, restatement and renaming of our Third Amended and Restated 1998 Plan and which increased the shares available for issuance under the Stock Incentive Plan by an additional 15,000,000 shares.  Our 2010 Plan allows for the granting of stock options, restricted stock, restricted stock units and other equity awards with respect to up to 38,000,000 shares of our common stock.  At September 30, 2010, we had 17,021,811 shares reserved for future issuance under this plan.

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

Restricted Stock Unit Arrangements

Our 2010 Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers which become vested or payable on account of attainment of one or more performance goals established annually by the Board over such performance periods as the Board may designate, with such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of September 30, 2010, and December 31, 2009, certain RSUs granted under the officer employment agreements were vested but stock could not be issued under the terms of the RSU agreements because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity for the year ended December 31, 2009, and for the nine months ended September 30, 2010, is as follows:

	Nine months ended September 30, 2010	Year ended December 31, 2009
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	37,052	46,352
Based upon current year executive officer agreement	—	16,920

Vested RSUs not yet converted to stock (i)	10,338	16,376

RSU’s granted but not vested:
Related to 2008 executive officer agreement	4,716	18,810
Related to 2009 executive officer agreement	28,193	45,113
Related to performance-based executive plan (ii)	550,274	1,265,823

(i)	RSUs vesting December 31, 2009, were issued on April 8, 2010.

(ii)

Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements and the continued employment of the officer as of the determination date.  The 2010 grant is based upon the achievement of certain Adjusted EBITDA goals for the 2011 or 2012 fiscal years, with the minimum payout at $8.5 million Adjusted EBITDA, and the target award paid out if we achieve an adjusted EBITDA of $46 million.  Vesting of RSUs for Adjusted EBITDA between $8.5 million and $46 million will be interpolated on a straight line basis.  Adjusted EBITDA is defined as net income before the effect of interest expenses, income taxes, depreciation, amortization, and equity compensation expenses.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  All regular, full-time employees employed by us for at least three months on the dates the exercise periods begin (each May 1 and November 1) are eligible to participate in this plan. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 2,000,000 shares of our common stock.  At September 30, 2010, 42% of eligible employees are participating, and we had 1,353,258 shares reserved for future issuance under this plan.

Stock Option Plan Schedules

Stock option activity for the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2009	12,000,028	$1.14
Granted	5,106,700	$0.39	$0.22
Exercised	—	$—
Canceled, forfeited or expired	(671,438)	$(2.82)
Outstanding, September 30, 2010	16,435,290	$0.83

The following table summarizes information about stock options outstanding at September 30, 2010:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Vested	Vested Weighted- Average Exercise Price
$0.26 - $0.74	9,465,552	7.58	$0.51	4,850,177	$0.63
$0.80 - $1.46	5,536,789	5.93	$1.07	5,014,025	$1.04
$1.51 - $2.19	1,335,699	5.87	$1.78	1,326,853	$1.78
$2.50 - $3.10	0	0.00	$0.00	0	$0.00
$4.10 - $5.27	22,250	0.90	$5.27	22,250	$5.27
$6.00 - $9.31	75,000	0.21	$6.52	75,000	$6.52
Total	16,435,290	6.84	$0.84	11,288,305	$1.00

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

In the third quarter of 2010, three options with varying exercise prices and vesting dates were granted to a consultant.  These options vest quarterly, on various dates beginning on August 4, 2010 and continuing until May 26, 2013.  The measurement date for these options was determined to be the vesting dates.  Thus, as of September 30, 2010, 24,570 of the 70,000 options granted to this consultant had vested and had been valued.   The remaining 45,430 options have not vested yet and thus have not been valued as of September 30, 2010.

The assumptions used to value stock option grants for the three and nine months ended September 30, 2010, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	.77%-.91%	NA	.77% - 1.67%	0.34%-1.36%
Expected life of option	3.5	NA	3.5	.75 - 3.5 years
Expected dividend payment rate	0%	NA	0%	0%
Assumed volatility	75% - 81%	NA	75% - 91%	77% - 90%
Expected forfeitures	8.3%	NA	8.3%	8.3%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operations and maintenance	$44,199	$25,424	$73,880	$89,536
Research and development	100,933	73,675	207,455	283,062
Selling, general and administrative	163,921	81,640	403,039	372,864
Total stock compensation expense	$309,053	$180,739	$684,374	$745,462

Components of stock compensation expense:
Compensation expense related to RSUs	$3,356	$9,200	$12,316	$37,925
Compensation expense related to stock options	305,697	171,539	672,058	707,537
Total stock compensation expense	$309,053	$180,739	$684,374	$745,462

As of September 30, 2010, there was approximately $669,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 14. Potential Delisting of the Company’s Stock

On September 14, 2010, we received a letter from The Nasdaq Stock Market informing us that our common shares had failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Listing Rule 5550(a)(2), and as a result, without further action our common shares would be subject to delisting. The letter further stated we could appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications panel. It added that the authority of the panel to grant additional time to companies was recently modified such that a panel could allow continued listing for up to 180 calendar days from September 14, 2010, if deemed appropriate.   We are appealing the Staff’s determination. The appeal will stay the delisting of our common stock from The Nasdaq Capital Market until a hearing is completed (which occurred in October 2010) and the listing qualifications panel issues its written decision. We expect to receive a decision in late November 2010.

Our appeal requesting additional time highlighted the three 20 MW frequency regulation facilities in development, with revenues from the first plant expected before the end of 2010. In addition, we expect to see tangible progress toward pay-for-performance market tariffs in the next six months. Such tariffs would provide a substantial improvement in our financial outlook.  There can be no assurance that the listing qualifications panel will approve our request for additional time for continued listing, nor that we will be able to meet the Nasdaq Stock Market’s minimum bid price requirements within any extended grace period and we therefore may lose our eligibility for quotation on the Nasdaq Stock Market.  At our annual meeting of stockholders on July 21, 2010, our stockholders approved the implementation of a reverse stock split at a ratio of between 1-for-2 and 1-for-10, which could be used, in the discretion of the Board at the ratio (if any) chosen by the Board, to regain compliance with the minimum bid price rule, either now or during any extension period or listing panel appeals process that we may elect to pursue.  No guarantees can be made, however, that the Company will regain compliance with Nasdaq’s ongoing listing rules.

Note 15.  Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, our expected future revenues, operations and expenditures, sources and uses of capital and estimates of the potential markets for our products and services.  Such statements made may fall within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  All such forward-looking statements are necessarily only estimates of future results and developments and the actual results we achieve may differ materially from these projections due to a number of factors as discussed or referenced in the section entitled “Risk Factors” of this Form 10-Q. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to revise or update publicly any forward-looking statement in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

Overview

We design, manufacture and operate flywheel-based energy storage systems that we are beginning to deploy in company-owned merchant plants that will sell frequency regulation services in open-bid markets (which we refer to as our “sale of services” or “merchant plant” model). We also intend to sell systems on a turnkey equipment basis in domestic and overseas markets that lack open-bid auction mechanisms.  We may also share ownership of some plants with utilities or other investors; enter into bilateral contracts with utilities that provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services; and/or participate in pilot programs to demonstrate our technology. Our flywheel systems support stable, reliable and efficient electricity grid operation. We expect the market for our systems to benefit from increased electricity demand and the rapid expansion of intermittent renewable resources, including wind and solar.

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

•                  Our ability to receive appropriate revenues and payments within the market rules of each regional market

•                  Our ability to interconnect at transmission voltage and obtain grid interconnection approvals

•                  Availability and cost of land

•                  Ability to secure all necessary environmental and other permits and approvals

Our production facility is capable of producing up to 600 flywheels per year. We have a second phase manufacturing build-out planned which would increase the annual manufacturing capacity to more than 1,000 flywheels.

In November 2008, we began to provide 1 MW of frequency regulation service through the ISO-NE pilot program. We added a second MW of capacity in July 2009, and a third in December 2009.  In August 2010, we began to redeploy a portion of the latter two megawatts to our Stephentown plant. Our flywheel systems have been on-line and available for provision of frequency regulation service 98% of the time, on average, since January 1, 2009, and have been earning revenue from frequency regulation services.  The redeployment of a portion of this regulation capacity to Stephentown has resulted in a decrease in the frequency regulation revenue earned for the third quarter of 2010, compared to the prior quarter.

During the first quarter of 2010, we began to recruit and hire the first few of approximately 40 planned new employees at our Tyngsboro, Massachusetts headquarters, which will ultimately include hardware engineers, project managers, market data analysts, and sales directors (both U.S. and international), as well as positions in purchasing, finance, site development, manufacturing and production. The decision to expand our workforce comes following a series of positive events in 2009, including more than a full year of operation on the New England grid; receipt of a $43 million loan guarantee commitment from the DOE which closed on August 6, 2010; and the award of a $24 million DOE smart grid stimulus grant. We also raised $20 million in equity investment in December

2009, a portion of which provided the remaining equity required to close the loan guaranteed by the DOE for our Stephentown plant.  This workforce expansion will enable us to ramp up production of our grid-scale flywheel energy storage systems, which will be installed in our Stephentown plant now under construction. A portion of this plant is expected to begin earning revenue by providing frequency regulation in the fourth quarter of 2010.  The continuation and timing of any such workforce expansion will ultimately be subject to our access to additional capital and our cash flow position.

From inception through September 30, 2010, we have incurred losses of approximately $222.6 million. We currently do not expect to become cash flow positive until we have deployed a sufficient number of merchant plants and/or sold turnkey systems.

For the sale of frequency regulation services in the United States, our primary market focus is on the geographic regions of the domestic grid under FERC regulation that provide open-bid markets. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); and Midwest ISO (MISO). These regional ISOs/RTOs, or grid operators purchase frequency regulation services from independent providers in open-bid markets that they manage and maintain. For example, under an open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been selected to provide service from the bid stack, although each ISO may calculate payments based on formulas that yield different revenue results, even with equivalent frequency regulation clearing prices.

We have also recently initiated market development efforts in Texas (ERCOT). Because ERCOT is not regulated by FERC, it is not subject to FERC Order No. 890, which mandated that non-generation resources like ours be allowed to compete in these open-bid markets. However, we expect that as ERCOT continues to expand its wind resources in Texas, and issues related to increasing wind penetration and grid stability become better understood, the potential benefits of applying our technology in ERCOT to help balance frequency and maintain grid stability and reliability will increase in value. We have been working to identify and recommend market rule modifications that will be needed to allow us to enter the ERCOT market on an economically attractive basis.

For the sale of plants on a turnkey basis, our market focus in the United States is on geographic regions that lack open-bid markets for regulation services.  Within this market segment, our primary focus will be on utilities that are experiencing or expect to experience increased requirements for regulation capacity due to the current or projected impacts of increased deployment of variable wind generation in their balancing areas. Our secondary focus will be on the largest cooperative and government-owned utilities. Internationally, we are actively pursuing opportunities for the sale of services via merchant plants and for the outright sale of plants in a number of countries, both directly and with the assistance of local marketing and distribution partners.

Our Smart Energy Matrix™ stores excess energy when power on the grid exceeds demand and injects it back to the grid when demand exceeds generated power. Our systems respond up to 100 times faster than fossil fuel generators that provide frequency regulation. Certain ISOs have implemented or are considering tariff changes that would provide additional or enhanced payment mechanisms (“performance pricing”) to compensate resources, such as ours, for faster regulation response. The Federal Energy Regulatory Commission (FERC) is also in the process of considering the implementation of performance pricing on a national basis for ISOs that fall within FERC jurisdiction.

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

We believe that growth in both the US and international markets can be expected from a combination of additional factors, including:

•                  Greater use of renewable energy sources – especially wind and solar generation

•                  Long-term growth in the demand for electricity

•                  Increased operating costs for conventional generation

•                  Government regulations and market forces aimed at reducing CO2 emissions.

We believe that our operating cost structure will be significantly lower than that of most incumbent frequency regulation service providers. Our Smart Energy 25 flywheel has been designed to operate with low energy losses, minimal mechanical maintenance for 20 or more years and no significant degradation in energy conversion efficiency. In particular, our technology is different from most frequency regulation providers in that it does not use fossil fuel, which is the largest variable cost for most competing frequency regulation providers.  Further, while battery providers have entered the market for frequency regulation services, we believe we have a significant advantage insofar as our technology is capable of performing an extensive number of charge/discharge cycles without any degradation of energy storage capacity.  In contrast, the storage capacity of chemical batteries degrades as a function of increasing cycles, which increases their lifecycle costs.

Since our Smart Energy Matrix™ does not burn fuel, the environmental benefits of our technology are significant. An internally commissioned study suggests that our technology may reduce carbon dioxide (CO2) by up to 89% compared to conventional frequency regulation service providers.  We believe that the cleaner performance of our flywheel systems (in contrast to frequency regulation services supplied by fossil fuel resources) can be expected to offer significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions.  If the federal government implements a carbon-reduction program in the form of a cap-and-trade program or carbon tax, we believe that the resulting costs to carbon-intensive regulation providers will increase at a faster rate than our carbon-related costs, which are associated with the purchase of a small amount of electrical make-up energy.

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

Regulatory and Market Affairs

Since late 2009 we have been actively engaged in promoting the benefits of paying fast-response regulation resources on the basis of actual system performance rather than nominal capacity. On May 26, 2010, FERC held a Technical Conference on Frequency Regulation Compensation and invited our Chief Executive Officer, F. William Capp, to present on the concept of “pay-for-performance.”  Subsequently, on June 16, 2010, we submitted comments to FERC reiterating our support of tariffs that compensate regulation resources based on performance.   We will continue to engage in this dialogue in an effort to encourage the expansion of performance-based tariffs in all ISO markets. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed of response. Other ISOs, including PJM, are considering changing their tariffs to provide higher revenues for faster performance. Should performance-based regulation tariffs be widely adopted, the economics of our plants in areas of the country managed by FERC may be significantly enhanced, and our economically addressable markets may expand.

We continue to make progress with each of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in their regulation markets. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology into their grids.  In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signals in order to ensure that our Smart Energy systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take better advantage of our flywheels’ fast-response capability, while recognizing that our resource has limited energy storage capacity. The proposed market rule changes, coupled with more efficient regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each open-bid ISO market is as follows:

•                  New York ISO: After extensive work with NYISO and its stakeholders, on May 15, 2009 FERC approved tariff and market rule changes to fully open the regulation services market to flywheel energy storage. The new rules recognize the unique operating characteristics of our technology and remedy key aspects of the previously existing regulation tariff for generators that would otherwise limit our technology.  We believe the new tariff and dispatch mechanisms will provide a highly effective and efficient method for integrating our flywheels into the NYISO regulation market.

•                  ISO New England: On November 18, 2008, ISO-NE launched an Alternative Technologies Regulation pilot program to comply with FERC Order No. 890.  The purpose of the Alternative Technologies Regulation pilot program is to evaluate the performance of new technologies like ours that had been ineligible to participate in ISO-NE’s regulation market, determine how these technologies can best be used to meet New England’s regulation requirements, allow program participants to operate in a realistic market environment where they can evaluate their market viability, and provide operating experience that ISO-NE can use to formulate permanent market rules.  On February 2, 2010, ISO-NE began working with stakeholders to develop a proposal for permanent market rules for alternative technologies. ISO-NE continued to develop its rules proposal during the second and third quarters of 2010 and plans to present its proposal to the New England Power Pool (NEPOOL) Markets Committee during the fourth quarter. Once a proposal is approved by NEPOOL, it will be submitted to FERC for approval. Until new permanent market rules for energy storage are implemented, we will continue to earn revenue through the pilot program.  We began participating in the pilot program with a 1 MW resource located inside our plant in Tyngsboro in November 2008,  added another 1 MW outside our Tyngsboro facility in July 2009 and added a third MW in December 2009.  A substantial portion of the latter two resources was redeployed to our Stephentown facility beginning in August 2010. We expect that ISO-NE’s proposal will include a NYISO- style dispatch signal and, as also discussed above, that will have the effect of compensating us for the opportunity cost component that we do not currently receive under the ISO-NE pilot program. However, there are no guarantees that these changes will be implemented in the final rules.

•                  California ISO: CAISO has initiated a stakeholder process to finalize the design elements to fully integrate flywheels into its Regulation Up and Down markets by spring 2011.  Furthermore, FERC has directed CAISO to file by March 2011 a report on its progress to open its Regulation markets to flywheels.   We are actively engaged in this FERC proceeding and in the stakeholder process at CAISO.

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

•                  PJM Interconnection: PJM amended its tariff language to comply with FERC Order No. 890 and stated that its current rules allow non-generation resources like ours to fully participate in its regulation market. PJM’s market rules allow us to enter the market. In the summer of 2009 PJM adopted a regulation dispatch signal for energy storage resources that takes partial advantage of our system’s fast-response capability, maximizes benefits to PJM’s grid and pays us for the benefits of our resource.  In July 2010, PJM submitted tariff revisions to FERC for approval which clarify and amend certain aspects of PJM’s tariff in order to ensure we can net our energy consumption at wholesale rates and therefore minimize our costs to provide service in PJM.  These tariff changes were unanimously endorsed by PJM’s stakeholder at the June 3, 2010 Members Committee meeting and approved by FERC on September 3, 2010.  Most recently, a senior PJM official has stated PJM’s interest in developing a “pay-for-performance” mechanism in their regulation market.

•                  ERCOT: Since ERCOT is not regulated by the Federal Energy Regulatory Commission, in the past we have focused our efforts on the other ISOs.  As the amount of wind generation in Texas increases and therefore the demand for fast frequency regulation resources rises, and as we demonstrate the effectiveness of our system in other ISOs, we believe our technology will become increasingly attractive in the ERCOT market. Consequently, we have begun to focus our attention on this market. On April 13, 2010, ERCOT held an energy storage workshop to begin the process of evaluating whether market rule changes will be needed to allow energy storage units such as ours to enter this market on an economic basis. In

August 2010 ERCOT launched a working group specifically focused on developing the market rule changes necessary to integrate storage into its Regulation markets.  We are actively participating in this initiative.

Research and Development Applications

In September 2010, we finalized a contract with the DOE’s Advanced Research Projects Agency — Energy (ARPA-E) to develop critical components of a highly-advanced “flying ring” flywheel energy storage system over a two year period. ARPA-E is an agency within DOE that provides R&D funding for transformational new energy technologies and systems. The award is valued at a total of $2.8 million. ARPA-E grant recipients share a portion of the program cost, and we would contribute a minimum of $560,000, or 20%, of the $2.8 million program total.  The actual contract net cost is expected to be higher due to the difference between contract and our GAAP overhead rates.  Our proposal calls for initiating development of a next-generation flywheel energy storage module with a size of 100kWh and 100kW, capable of storing four times the energy at one-eighth the cost-per-energy-unit, as compared to our current Gen 4 flywheel.  The new flywheel would be capable of more than 40,000 full charge/discharge cycles in its lifetime, thereby achieving a cost per storage cycle below ARPA-E’s goal of $0.025/kWh.  If we are successful in developing the initial design, additional effort would be required before this new flywheel could be commercialized.

We expect that the ARPA-E-funded flywheel system, if carried through to a commercial product, would be suitable for a variety of other applications where the cost per unit of stored energy is the most critical factor, and the number of charge-discharge cycles is somewhat less important.  One new application of particular interest to the DOE is so-called “ramping” support for wind and solar power. The goal would be to provide one hour of flywheel storage as an energy-balancing resource for intermittent renewable energy assets, and thereby reduce the amount of fossil-based backup power that might be used to provide the same effect.  The benefit would be to enable significantly greater market penetration of renewable generation resources in a clean and sustainable way.  Some of the technology developed under the APRA-E program may also lead to reduced costs and increased performance for our current generation of flywheels.  Other potential applications include wind-diesel-storage hybrid systems that reduce diesel fuel consumption on island-based grids, uninterruptible power supply (UPS) applications that require an hour or more of assured power, and electrical demand limiting for commercial, industrial, institutional and government facilities that pay high demand charges under time-of-use electricity tariffs.

Discussion of Operations

We have experienced net losses since our inception and, as of September 30, 2010, had an accumulated deficit of approximately $222.6 million.  We are focused on commercializing our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. Moreover, we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern.  In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

In November 2008, we began operating our first 1 MW Smart Energy Matrix™ on the electricity grid in Tyngsboro, Massachusetts. The 1 MW system was installed under ISO New England’s Alternative Technologies Regulation pilot program. The pilot program was approved by FERC as part of ISO New England’s compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called “non-generation” resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis.  The pilot program allows us to generate revenue for regulation services while ISO-NE develops permanent market rules that will govern application of the technology. We added a second megawatt of capacity in Tyngsboro in July 2009, and a third megawatt in December 2009, all of which have earned revenue through the pilot program. Although we have redeployed a portion of these three MW to the Stephentown site, we expect to continue to operate at least one MW of capacity in the ISO-NE pilot program until permanent market rules for energy storage in ISO-NE are finalized.

On August 6, 2010, SRS, a wholly-owned subsidiary of Beacon, closed on a loan guaranteed by the DOE, which, over time, will allow us to borrow up to approximately $43 million to finance 62.5% of the estimated $69 million total project cost of our 20 MW plant currently under construction in Stephentown, New York.  At the closing of the loan, Beacon contributed the remaining 37.5% of the expected project costs in the form of $18.9 million in inventory, assets, and eligible project costs and $7 million in cash, which was deposited into an SRS cash account (known as the “Base Equity Account) controlled by the collateral agent. We expect to receive 100% reimbursement from the FFB for ongoing budgeted project costs until such time as 62.5% of the aggregate of all eligible project costs have been funded.  After 62.5% of the aggregate of all eligible project costs have been funded with loan proceeds, (a)

62.5% of each request for funding will be funded with loan proceeds from the FFB, and (b) 37.5% of each request for funding will be funded with the proceeds taken from the Based Equity Account.  However, we are responsible for any cost overruns for the project.  As of September 30, 2010, we have drawn down approximately $4 million of the cash that was contributed to the project, and have received advances of $8.2 million under the FFB loan for eligible project expenditures. Going forward, each monthly disbursement from the loan will be subject to the satisfaction of certain conditions.  See “—Liquidity and Capital Resources” below.

Four of the 20 MW in Stephentown are expected to be online and earning revenue by the end of 2010. The remaining 16 MW were scheduled to be online and earning revenue by the end of the first quarter of 2011. However, during the quarter we experienced a delay in the delivery of a key component from a supplier that may impact our ability to be at a full 20 MW of operation in Stephentown by the end of the first quarter of 2011. We expect to have a minimum of 16 MW in operation by that date, with the remainder, if any, operational during the second quarter of 2011.

In April 2010, we entered into two land option agreements.  The first of these is a two-year option that provides the right to purchase either of two properties in the Chicago area, but not both, for $1 million. Both properties are zoned industrial, and contain certain improvements relevant to our planned use, including equipment required for physical interconnection to 138 KVA transmission lines.  In consideration for this option, we are paying the owner $2,000 per month. If we elect to purchase the land, the option payments will be applied to the purchase price.   A second option agreement was executed with an economic development agency of the State of Pennsylvania for a property situated in Hazle Township, Luzerne County. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month.  The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant. We expect to build our second 20 MW plant (for which we have received a $24 million DOE grant award) on one of the two sites located in the Chicago area, or the Hazle Township site in Luzerne County, Pennsylvania.

We also hold an option to lease land in Glenville, New York, where we expected to build a 20 MW facility at some time in the future.  In August 2010, we extended this lease option for a six-month period.  Subsequently, we learned that the Department of Energy elected not to extend a loan guarantee for the proposed Glenville plant.  More attractive site options may be developed in the same or other markets, and these factors will be evaluated over the next four to six months before deciding whether to extend the lease option on the Glenville site for another six-month period to maintain it as a viable potential location for a future 20 MW plant.

In July 2010, the New York State legislature passed a law that specifically exempts flywheel-based energy storage facilities of less than 80 MW from New York Public Service Commission (PSC) jurisdiction. Prior to this new statute, we were required to apply for (and had obtained) PSC approval via a certificate of public convenience and necessity, or CPCN, for the Stephentown facility. The new exemption is expected to relieve us from the regulatory burden of having to provide the PSC with periodic updates and obtain PSC approval of facility documents for our Stephentown plant. It will also eliminate entirely the need for us to apply for additional CPCNs, as would have been required should we decide to build a plant in Glenville, New York, or elsewhere within the NYISO region.

On September 14, 2010, we signed an interconnection agreement for our 20 MW plant in Stephentown with NYISO and NYSEG.  Necessary upgrades to grid equipment to permit our interconnection are in process. NYSEG has agreed to allow us to perform the design engineering and procurement of materials for the upgrade of their substation in order to help speed the interconnection process.  Construction on the Stephentown substation is in process and is on schedule to be partially on-line and earning revenue before the end of the year.

On May 24, 2010, we announced that we signed a contract with the New York State Energy Research and Development Authority (NYSERDA) relating to a grant to pay for a portion of the interconnection and other aspects of the Stephentown facility. This $2 million grant will also fund certain other project aspects, including a visitor information center to be built at the Stephentown site. The grant is being accounted for as a reduction of eligible project costs, on a pro-rata basis, as expenses are incurred.

The first 20 MW plant will cost approximately $69 million, of which approximately $55 million is equipment and facility costs. The remainder of the cost estimate includes contingency, legal, consulting and administrative costs.  Some of these costs are either unique to the DOE loan guarantee process or are greater than we expect will be incurred in the construction of subsequent similar facilities.  Excluding the cost of land, our second merchant plant is estimated to cost approximately $53 million, of which the DOE grant announced in November 2009 will provide approximately $24 million.

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

•                  Equity transactions and the amounts thereof

•                  Sale of turnkey plants and the associated margin and terms and conditions of those sales

•                  Receipt of environmental and site-related permits and approvals

•                  Receipt of grid interconnection approvals

•                  Cash flow generated by in-service plants.

Since our inception in 1997 we have funded our development primarily through the sale of common stock.  In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. Since our initial public offering, we have raised approximately $111.6 million as of September 30, 2010, through the sale of our stock and exercise of warrants. We estimate that we will need to raise approximately $15 to $20 million during the remainder of 2010 and 2011 in order to fund operations.  Additional funds would be required to order long-lead items and begin construction of our second merchant plant from a combination of project finance and equity in addition to the DOE grant.

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

Revenues

Our revenue during the nine months ended September 30, 2010, and 2009, came primarily from three sources:

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

Revenues we are currently receiving from this pilot program are less than those that we expect to receive under permanent market rules, principally because under ISO-NE’s pilot program rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We expect that ISO-NE will develop a proposal for permanent market rules before the end of 2010, to take effect, if approved by FERC, in mid-2011.  These rules will enable us to receive the economic equivalent of this payment component. Additionally, we expect ISO-NE’s new market rules to retain a pay-for-performance feature, whereby fast-response regulation resources, such as our flywheels, will continue to receive higher-than-average mileage payments on the basis of their greater speed and effectiveness.

In recent months, FERC has shown increasing support for the concept of paying fast-response regulation resources on the basis of actual system performance rather than nominal capacity. We will continue to engage in this dialogue in an effort to encourage the expansion of performance-based tariffs. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Other ISOs, including PJM, are considering changing their tariffs to provide higher revenues for faster performance. Should performance-based regulation tariffs be widely adopted, the economics of our plants may be enhanced and our addressable markets may expand. No assurance can be given that such tariffs will be widely adopted.

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

Operations and Maintenance

Operations and maintenance (O&M) expenses are related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations. Since our current production levels are still well below our facility’s full capacity, O&M costs for the nine months ended September 30, 2010 and 2009 include a significant amount of unabsorbed overhead.  In addition, costs associated with running the 3 MW resource for the ISO-NE pilot program and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in O&M. O&M expenses will increase as we ramp up our production capacity and begin to operate and maintain the Stephentown facility.

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

Selling, General and Administrative Expenses

Our selling expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses and regulatory compliance efforts. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. Overall, we expect our selling, general and administrative expenses for fiscal 2010 to be higher than in 2009 primarily due to increased staffing as we ramp up to construct and operate the Stephentown site and identify and develop additional sites.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  Each quarter we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.  Based on this analysis and the completion of several of our contracts, we recorded an increase to our contract loss reserve in the quarter of 2010 for our expected cost share portion of the ARPA-E contract.

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

•                  Government Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenues using the percentage-of-completion method. We use labor hours as the basis for the percentage-of-completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” in our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.   In addition to our government contracts, we have a small engineering contract where we are paid on a per-hour basis for engineering services provided.  Revenue on this contract is recognized as hours are worked.

Our research and development contracts are subject to cost review by the respective contracting agencies. Our reported results from these contracts could change adversely as a result of these reviews.

•            Sale of Alternative Renewable Energy Credits

Under the Massachusetts Alternative Energy Portfolio Standard (APS) program, our flywheel energy storage frequency regulation assets operating within the Commonwealth of Massachusetts are credited with producing a type of Renewable Energy Credit (REC) known as an Alternative Renewable Energy Credit.  These have a market value, and we recognize revenue on the sale of such credits as revenue when sold on the open market.

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

In certain instances, we may determine that it is in the best interest of the Company to redeploy all or part of a Smart Energy Matrix™ system installed at a given location.  When such a determination has been made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value associated with the non-fungible components.

Based on our analysis, no asset impairment charges were considered necessary as of September 30, 2010 or 2009.

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

Results of Operations

Comparison of Three and Nine Months ended September 30, 2010 and 2009

	Three months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$124	$273	$(149)	-55%
Cost of goods sold	119	247	(128)	-52%
Gross margin	5	26	(21)	-81%
Operating expenses:
Operations and maintenance	195	621	(426)	-69%
Research and development	1,509	1,626	(117)	-7%
Selling, general and administrative	2,185	1,463	722	49%
Loss on contract commitments	1,070	—	1,070	NA
Depreciation and amortization	516	479	37	8%
Total operating expenses	5,475	4,189	1,286	31%
Loss from operations	(5,470)	(4,163)	(1,307)	31%
Interest and other income (expense), net	(69)	71	(140)	-197%
Net loss	$(5,539)	$(4,092)	$(1,447)	35%

	Nine months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$525	$666	$(141)	-21%
Cost of goods sold	373	705	(332)	-47%
Gross margin	152	(39)	191	-490%
Operating expenses:
Operations and maintenance	1,986	2,167	(181)	-8%
Research and development	5,471	5,303	168	3%
Selling, general and administrative	6,561	5,356	1,205	22%
Loss on contract commitments	971	132	839	636%
Depreciation and amortization	1,591	1,346	245	18%
Total operating expenses	16,580	14,304	2,276	16%
Loss from operations	(16,428)	(14,343)	(2,085)	15%
Interest and other income (expense), net	(202)	(56)	(146)	261%
Net loss	$(16,630)	$(14,399)	$(2,231)	15%

Revenue

The following table provides details of our revenues for the three and nine months ended September 30, 2010, and 2009.

						Cumulative
						Contract
						Value
						Earned as
	Percent	Three months ended September 30,		Nine months ended September 30,		of September	Total Contract	Remaining Value
	complete	2010	2009	2010	2009	30, 2010	Value	(Backlog)
	(dollars in thousands)
Frequency regulation:		$74	$63	$341	$180
Contracts:

NAVSEA	100.0%	—	182	—	360	$500	$500	—
Tehachapi	81.0%	15	29	41	125	203	250	47
Pacific Northwest Laboratories	100.0%	—	—	84	—	104	104	—
ARPA-E	0.4%	9	—	9	—	9	2,246	2,237
ABIOMED	NA	11	—	11	—	11	NA	NA
Total Contract Revenue		$35	$211	$145	$485	$827	$3,100	$2,284
Other (inverters, accessories and APS credits):		15	(1)	39	1
Total revenue:		$124	$273	$525	$666

Revenue for the nine months ended September 30, 2010 decreased by approximately $141,000, or 21%, over the same period in 2009.  Frequency regulation revenue earned through our participation in the ISO-NE pilot program increased by approximately $161,000, or 89%.  Revenue from research and development contracts decreased by approximately $340,000 in 2010, primarily due to the completion of several contracts in 2009 or earlier in 2010.  Other revenue, derived from the sale of inverters, accessories and APS credits earned from providing regulation service, increased by approximately $38,000.

We had 3 MW of capacity in service until mid-August 2010, as compared to 1 MW in the first half of 2009.  The second MW was put into service in July 2009 and the third MW in December 2009.  The capacity available for the ISO-NE pilot began to decrease in August 2010, when we began to redeploy 2 MW from Stephentown to Tyngsboro. We provided approximately 346,800 megawatt-hours (MWh) of regulation service in the first three quarters of 2010, or approximately 127,400 MWh per MW of capacity in service, as compared to approximately 109,200 MWh per MW of capacity in service during the same period of 2009, an increase of 16.7%.  Although our productivity improved, our revenue per MW dropped from approximately $140,000 in the first nine months of 2009 to approximately $125,000 in the same period in 2010, due to a reduction in the average clearing price for frequency regulation.

Revenues we are currently earning from the ISO-NE pilot program are less than those that we expect to receive under permanent market rules. Under pilot program market rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We are encouraging ISO-NE to develop permanent market rules that will provide an additional payment component for alternative technologies that would be approximately equal to opportunity cost. As noted above, we expect ISO-NE to design permanent market rules before the end of this year for implementation, if approved, in mid-2011 that will have the effect of compensating us for the opportunity cost component that we do not currently receive under the pilot program. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity cost.

Contract revenue for the nine-month period ended September 30, 2010, was approximately $145,000, a decrease of $340,000 or 70%, as compared to the nine months of 2009, primarily because most of the contracts were substantially completed prior to or during the quarter.  However, we have begun work on two new contracts: the ARPA-E contract, for which we expect to earn $2.2 million over a 2-year period, and the ABIOMED contract, for which we are being paid on an hourly basis for engineering work performed.  We anticipate revenue of approximately $45,000 on the ABIOMED contract.

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2010, and 2009 was as follows:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$74	$82	$(8)	$63	$49	$14
Contract	35	37	(2)	211	198	13
Inverters and APS credits	15	—	15	(1)	—	(1)
Total	$124	$119	$5	$273	$247	$26

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$341	$282	$59	$180	$247	$(67)
Contract	145	91	54	485	458	27
Inverters and APS credits	39	—	39	1	—	1
Total	$525	$373	$152	$666	$705	$(39)

Cost of goods sold, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales decreased from approximately $247,000 in the third quarter of 2009 to approximately $119,000 during the third quarter of 2010. During the third quarter of 2010 and 2009, cost of goods sold includes approximately $82,000 and $49,000, respectively, for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE pilot program.  The increase is due primarily to the increase in the MW capacity available during the periods reported.

On a year to date basis, our average gross margin on frequency regulation was positive 17.3% for 2010, as compared to a negative 37.2% margin for 2009. This significant improvement resulted from ISO-NE’s decision to allow us to net the energy consumption of our regulation resource and pay the wholesale rate for net energy usage as of late April 2009. During the first six months of the pilot program (which included the first four months of 2009), our electricity costs for operating the Smart Energy Matrix™ in Tyngsboro were unusually high.  Our connection to the grid for the pilot program was made through National Grid distribution lines, rather than directly to the ISO through transmission lines, due to cost and time factors.  Consequently, from November 2008 through late April 2009, we paid the retail price for our gross withdrawals from the grid instead of paying the wholesale price for the net electricity (withdrawals minus injections), plus retail transmission and distribution charges.  In late April 2009, ISO-NE and our local distribution company implemented a change that reduced our cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate.  In addition, a new regulation dispatch signal implemented by ISO-NE in May 2009 reduced the net amount of electricity we need to purchase.  While we are still paying retail transmission and distribution charges, the reduction in energy costs resulting from the adjustment that allows us to net our energy costs enabled us to earn positive gross margins beginning in May 2009.  During the third quarter, we began to utilize our pilot resource to test flywheels going to Stephentown, and therefore were not operating these units at maximum efficiency.  Due to this, combined with a continuing decrease in the ISO-NE clearing price for frequency regulation, margins were negative during the third quarter. We believe that the reduction in clearing price is due to lower electricity demand resulting from current economic conditions, and that regulation pricing will increase as the economy recovers and the need for regulation capacity rises.

We expect the cost of electricity to be significantly lower for our 20 MW facilities than for the ISO-NE pilot resource, because we plan to be connected to transmission-level (rather than to distribution-level) power lines, and thus will not be subject to transmission and distribution fees and we will be billed for our energy at the wholesale rate. Those fees have represented approximately 72% of our cost of energy during the first nine months of 2010. Of the $282,000 cost of energy during the first nine months of 2010, approximately $199,000 represented transmission and distribution charges for the period.  Such charges represented approximately 67% of the $82,000 cost of energy for the third quarter.  If we had been connected to transmission-level (rather than to distribution-level) power lines, our gross margins for each period would have been substantially higher.

We recorded a credit in cost of sales for contracts in the second quarter of 2010 as a result of completing the PNNL contract for substantially less than originally estimated, as discussed earlier under “Loss on Contract Commitments.”

Operations and Maintenance Expense

For the three months ended September 30, 2010, operations and maintenance (O&M) expenses decreased by $426,000, or 69%.  For the nine months ended September 30, 2010, O&M expenses decreased by approximately $181,000, or 8%. See the table below for explanations of the factors which were responsible for the most significant changes.

	Three months ended September 30,	Nine months ended September 30,	Comment
	(in thousands)
Period ended September 30, 2009	$621	$2,167
Expense materials	271	372	Increased spending for small tools and equipment, tooling and non-recurring expenses, and production supplies.
Salaries and benefits	140	276	Increased staffing as we ramp up manufacturing and construction of our Stephentown facility, along with higher costs for benefits, particularly employee health insurance.
Subcontractors and consultants	835	740

Increase due primarily to costs associated with the interconnection at Stephentown, most of which will be reimbursed by the NYSERDA grant.  The grant reimbursement credit is included with “Allocations and Overhead” below.

Legal	(20)	(101)	In 2009, higher legal and tax advice resulted from the set up of our frequency regulation operations in New York.
Allocations and overhead	(1,727)	(1,905)

In June 2010, the NYSERDA grant was finalized, and is being recorded as a reduction of expenses. Accordingly, we credited “Allocations out” for $1,018K based on the cumulative eligible spending to date.   The remainder represents higher overhead applied based on increasing production levels.

Stock Compensation	19	(16)

The reduction in stock compensation year to date is due to declining expense amounts for prior year grants based upon the use of the accelerated method of calculating stock compensation expense.  The increase during the third quarter is due to employee and officer grants made in the second quarter which have begun to vest.

Occupancy and repairs	7	211	Increase year to date due primarily to the cost of repairs to the roof at our Tyngsboro facility, and lease option costs future plant sites.
Software and maintenance	10	10	Increase in software costs.
Travel	7	25	Increase in travel.

	Three months ended September 30,	Nine months ended September 30,	Comment
Hiring expense	1	22	Increase due to new hires to support increased production for Stephentown.
Other	31	185	Year to date increase includes $114K for labor previously charged to the construction of the 2MW system in service in Tyngsboro which were written off as “non-fungible” costs.
Period ended September 30, 2010	$195	$1,986

Research and Development Expense

For the three months ended September 30, 2010, research and development (R&D) expenses decreased by $117,000, or 7%.  For the nine months ended September 30, 2010, R&D expenses increased by approximately $168,000, or 3%.

	Three months ended September 30,	Nine months ended September 30,	Comment
Period ended September 30, 2009	$1,626	$5,303
Expense materials	(485)	(490)

In 2009, the materials cost included in R&D were primarily the cost of redesigning and replacing motors as part of the motor-stator redesign needed to reduce the operating temperature of the flywheels and engineering efforts to reduce the cost of the flywheels.  In 2010, spending on expense materials for R&D decreased and now primarily relates to work developing lower cost components for our flywheels.

Salaries and benefits	(45)	95

Year to date, the increase represents more hours charged to R&D by manufacturing staff in 2010 than in 2009.  The manufacturing staff has been working with engineering to improve the tools and procedures used to manufacture the flywheels as part of our cost reduction efforts.   In the third quarter, there was less time charged to R&D by manufacturing staff than during the third quarter of last year.

Subcontractors and consultants	272	298	Increased use of contractors.
Legal	9	18	Increase in legal costs related to patents.
Allocations and overhead	90	213	Reduction in overhead allocated to contracts, especially the Navy contract which was substantially completed in 2009.

	Three months ended September 30,	Nine months ended September 30,	Comment
Stock Compensation	27	(76)

Year to date, the reduction in stock compensation year to date is due to declining expense amounts for prior year grants based upon the use of the accelerated method of calculating stock compensation expense. Expense for the quarter increased because employee and officer options granted in the second quarter began to vest in the third quarter of 2010.

Occupancy	2	101	Year to date increase due to cost to repair the roof at our Tyngsboro facility.
Travel	14	35	Increase in travel.
Other	(1)	(26)
Period ended September 30, 2010	$1,509	$5,471

Selling, General and Administrative Expense

Selling, general and administrative expenses totaled approximately $2,185,000 and $1,463,000 for the three months ended September 30, 2010, and 2009, respectively, which represents an increase of approximately $722,000, or 49%, period over period. For the nine-month period ended September 30, 2010, selling, general and administrative expenses increased by approximately $1,205,000, or 22%, period over period.

Significant changes in spending are explained in the table shown below.

	Three months ended September 30,	Nine months ended September 30,	Comment
		(in thousands)
Period ended September 30, 2009	$1,463	$5,356
Stock Compensation	82	30	Increase due to option grants to new hires, officers, and other employees, many of which began to vest during the third quarter.
Legal, audit and professional fees	(6)	117	Increase in use of outside legal services and higher audit fees.
Public company / investor relations	136	17	Increase due to cost of the annual meeting, proxy, and annual report.
Salaries and benefits	256	544	Increase due to new hires, primarily to support the administrative cost of managing the Stephentown project and market sale of turnkey systems.
Taxes	6	36	Increase in Delaware Franchise tax
Small tools and equipment	(7)	20	Year to date, increase represents primarily the cost of computer equipment for new hires
Subcontractors and consultants	81	141	Increased use of consultants, especially in regards to international marketing efforts.

	Three months ended September 30,	Nine months ended September 30,	Comment
Allocations and overhead	38	(26)

Represents G&A overhead allocated to the Navy and other contracts.  The allocation credit in the third quarter of 2010 was lower than during the prior year because the Navy contract had previously been completed.

Occupancy	1	16	Occupancy increased year to date due to cost of building repairs.
Benefit administration	11	13	Increase due to new hires, and higher payroll processing fees related to change in payroll cycle to weekly for hourly employees to comply with Davis-Bacon Act requirements.
Hiring Expense	54	166	Cost associated with new hires.
Conferences and trade shows	16	40	Increased attendance at conferences and trade shows as part of business development and marketing efforts.
Travel	43	72	Increase in travel.
Other	11	19
Period ended September 30, 2010	$2,185	$6,561

Loss on Contract Commitments

In September 2010, we signed a contract with the DOE’s Advanced Research Projects Agency — Energy (ARPA-E) to develop critical components of a highly advanced “flying ring” flywheel energy storage system over a two year period, for which we expect to receive $2,245,876.  In addition, we are expected to contribute an additional 20% of program costs. Accordingly, we recorded a contract loss during the third quarter of 2010 of $1,070,000, which represents our cost share portion of the contract, plus the difference between our GAAP overhead rate and the contract bid rate.

In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission.  We will receive approximately $250,000, in total, to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000.  Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected “cost share” portion of the Tehachapi contract. During the first quarter of 2009, we increased the loss reserve for the Tehachapi contract by $132,500, bringing the total contract loss to approximately $219,000.  This increase was based on the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate.  No additions were considered necessary to the loss reserve for the Tehachapi contract during the nine months ended September 30, 2010.

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

On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships.  The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated and is complete.  Subsequent phases, if funded, would involve work estimated at up to an additional $2.1 million.  This contract was awarded on a “cost plus fixed fee” basis.  After final overhead rate adjustments, we increased the costs charged to the Navy contract by approximately $43,000.  We recorded a contract loss reserve of approximately $50,000 in the second quarter of 2010, since the total costs exceed the total appropriated to date for the contract, and we charged the additional overhead costs, plus an additional $7,000 in unbilled costs against this reserve.

The organization that originally sponsored our NYSERDA PON 800 contract has undergone a variety of organizational changes, which have resulted in this contract being terminated.  Unbilled allowable charges of approximately $8,000 were charged to the contract loss reserve, and the remaining reserve of approximately $46,000, was reversed in June 2010.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $479,000 during the three months ended September 30, 2009, to approximately $516,000 for the same period in 2010, an increase of approximately $37,000, or 8%.  For the nine month period ended September 30, 2010, the increase was approximately $245,000, or 18%, over the same period of 2009. The increase in depreciation and amortization results primarily from the capitalization of flywheel and related equipment that was placed into service in July and December of 2009, as well as machinery and equipment purchased in the fourth quarter of 2009 and the first nine months of 2010.  As of September 30, 2010, we had approximately $27.0 million in CIP of which approximately $13.7 million is for flywheels or materials to build flywheels and approximately $10.9 million are costs related to the construction of our Stephentown facility.

Interest and Other Income (Expense), net

Average cash balances during the first nine months of 2010 were approximately $8.0 million higher than during the same period in 2009. However, interest rates were significantly lower in 2010.  As a result of the lower interest rates, interest income for the first nine months of 2010 was approximately $2,700 lower than during the first nine months of 2009.

Interest expense for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine months ended September 30,
	2010	2009
Cash paid for interest on MassDev loan	$216,103	$176,070
Accrued interest on FFB loan	683	—
Amortization of MassDev warrants	39,342	33,849
Less: Interest capitalized	(96,125)	(144,838)
Net interest expense	$160,003	$65,081

Interest expense and the loan discount amortization increased due to the final drawdown on the MassDev loan which was made during the fourth quarter of 2009.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended September 30, 2010 was approximately $5,539,000, which represents an increase in the loss of approximately $1,447,000, or 35% over the third quarter of 2009.  For the nine months ended September 30, 2010, and 2009, net loss was approximately $16,630,000 and $14,399,000, respectively.

Liquidity and Capital Resources

	Nine months ended September 30,
	2010	2009
	(in thousands)
Cash and cash equivalents	$3,040	$4,335
Working capital	(8,514)	(104)
Cash provided by (used in)
Operating activities	(7,144)	(16,544)
Investing activities	(25,853)	(2,760)
Financing activities	13,433	9,282
Net decrease in cash and cash equivalents	$(19,564)	$(10,022)
Current ratio	0.4	1.0

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

We have experienced net losses since our inception and, as of September 30, 2010, had an accumulated deficit of approximately $222.6 million.  We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. We will need to raise additional capital from a combination of equity and/or project financing, the sale of our systems and/or other sources to build regulation facilities, support operations at our Tyngsboro and other facilities, implement our business plan and continue as a going concern.

We deployed one megawatt of frequency regulation capacity in 2008, and deployed two additional megawatts in 2009.  During the third quarter of 2010, we redeployed a substantial portion of the three megawatts from the pilot program to the site of our 20 MW plant in Stephentown, New York. This plant will cost approximately $69 million. We broke ground in November 2009, and we expect to complete the production of most of the flywheels needed for that plant in 2010.  Although we expect to begin to generate revenue from part of that facility late in 2010, we do not expect to complete construction until the end of the first quarter of 2011.  We also plan to continue the development of additional merchant plants, and are currently evaluating several sites for that purpose. The pace of development and the completion dates for future plants will depend on obtaining sufficient funding.

Our first 20 MW plant is being financed by the $43 million loan guaranteed by the DOE and provided by the FFB, together with the $26 million of cash and in-kind assets that we contributed to the project on August 6, 2010, upon closing the loan. We anticipate receiving monthly disbursements from this loan, based upon eligible project spending.  Each disbursement will be subject to the satisfaction of certain conditions.  In 2010 and 2011, we will continue to have capital needs to fund operations and the ongoing deployment of frequency regulation facilities. We have $3 million cash on hand as of September 30, 2010, which can be used for general corporate purposes, and an additional $3 million which belongs to SRS and thus can only be used for eligible project costs for the Stephentown plant (included in Restricted cash on our balance sheet).

The last day to receive an advance under the FFB Future Advance Promissory Note for eligible project costs is May 30, 2012, and the loan will mature on June 15, 2030.  Each advance bears interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance, plus a .375% premium. The interest rate on the September 2010 loan draw was 2.664% plus the .375% premium, or 3.039% total. Interest on advances under the FFB loan is payable quarterly in arrears. Principal payments are due in 72 equal quarterly installments, beginning on September 15, 2012 through June 15, 2030.

The FFB loan also contains certain financial covenants.  As of the last day of each fiscal quarter, our subsidiary SRS, as borrower under the loan, is required to maintain a minimum ratio of current assets to current liabilities, maintain a maximum leverage ratio and, commencing the first fiscal quarter to end after the first anniversary of the project completion date, maintain a specified debt service coverage ratio.  In addition, after the project completion date, SRS will be required to maintain an amount equal to the debt service reserve requirement unless an alternative form of security reasonably satisfactory to the DOE has been provided; provided that, in the event of any withdrawal from the debt service reserve account, we must restore the amount on deposit in the debt service reserve account within ninety days of such withdrawal. The debt service reserve requirement is an amount equal to the amount of debt service due on the immediately succeeding two quarterly payment dates.  Commencing on the first anniversary of the project completion date, SRS will be required to maintain specified amounts in a maintenance reserve account and project capital account.  If SRS draws from these accounts, it is required to restore the accounts to the required amounts within ninety days of the withdrawal. The required maintenance reserve is an amount projected to be equal to six months of plant maintenance and fixed operating costs, currently anticipated to be approximately $559,000 for the initial year of project operation.  The amount required to be maintained in the reserve account will be recalculated prior to the beginning of each fiscal year.  We have guaranteed, as sole owner of the borrower, to replenish the debt service reserve account up to a maximum of $2,397,000.  The project capital account requirement is $1,000,000.

The terms of the FFB loan also limit the ability of SRS to pay dividends to Beacon Power Corporation out of cash generated from the Stephentown operations, other than distributions for reimbursement of eligible project expenses. Among other conditions, such dividends or distributions to us can be made only after (i) the physical completion of the project, (ii) 6 months have passed from the time SRS has made two scheduled principal and interest payments on the loan (which payments are scheduled to begin in September 2012) and SRS has otherwise achieved “project completion” with respect to the Stephentown project; (iii) SRS has generated cash available for servicing the debt in the previous two fiscal quarters sufficient to meet the next scheduled payment, and has a 12-month debt service coverage ratio of at least 1.40:1.00; (iv) the debt service reserve account will exceed required amounts after giving effect to the distribution, and (v) no event of default or potential event of default exists under the loan documents, before or giving effect to the distribution.  Cash generated by SRS from the Stephentown project thus may not be available to Beacon Power Corporation for our general corporate operating purposes as and when it is generated by the Stephentown project.

Based on our projected cash usage rates, exclusive of the anticipated borrowings from the FFB loan and our equity contribution to the Stephentown project, we believe we have sufficient cash to fund our operations into the fourth quarter of 2010. We estimate that we will need to raise additional funds during the remainder of 2010 and in 2011 through the issuance of equity securities or debt in order to fund operations and execute our business plan.  We estimate that we will need to raise approximately $15 to $20 million during the remainder of 2010 and 2011 in order to fund operations.  Additional funds would be required to order long-lead items and begin construction of our second plant from a combination of project finance and equity.

The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis.  Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

•                  The timing of funds disbursement from the FFB loan, the receipt of funds from the NYSERDA grant and the DOE stimulus grant

•                  Corporate or project financing and its availability

•                  Equity transactions and the amounts thereof

•                  Sale of turnkey plants and the associated margin and terms and conditions of those sales

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

On July 2, 2010, we entered into a common stock purchase agreement with Aspire Capital Fund LLC (Aspire), an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $25.0 million of our shares of common stock over the term of the purchase agreement.  In consideration for entering into the purchase agreement, we issued 3,086,420 shares of our common stock to Aspire.  These shares are referred to as the “Commitment Shares.”   Under this agreement, we sold Aspire 1,543,210 shares of common stock at a purchase price of $0.324 per share, for an aggregate purchase price of $500,000 on July 6, 2010.  Following this initial purchase, from time to time over the 26-month term of the agreement, we have the right, in our sole discretion, to present Aspire with a purchase notice directing them to purchase up to 400,000 shares of our common stock per trading day (up to an aggregate of $24.5 million of our common stock) at a price per share calculated as the lower of (i) the lowest trading price on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities.  We and Aspire may mutually agree to increase the number of shares that can be sold per business day to as much as an additional 1,000,000 shares per business day.  Under the terms of the agreement unless our stockholders approve the transaction at some later date, we may not sell shares to Aspire at a purchase price less than $0.34, which is the sum of the last consolidated closing sale price of our common stock on July 1, 2010, the trading day immediately preceding the date of the purchase agreement, and $0.03. We will control the timing and amount of any sales of our common stock to Aspire, and will always know the purchase price before we give notice to sell any shares to Aspire.  There are no trading volume requirements or restrictions under the agreement.  The net proceeds we receive will depend on the frequency and prices at which we sell shares of stock to Aspire, including the availability of the facility in light of the minimum purchase price.  The maximum proceeds we may receive over the 26-month term of the agreement is $25 million.  These sales are being made under our Registration Statements on Form S-3.  We also entered into a Registration Rights Agreement with Aspire, dated July 2, 2010, under which we agreed to keep the registration statements effective, and under which we agree to indemnify Aspire for certain liabilities in connection with the sale of the securities. Following the initial purchase, and as of September 30, 2010, we have sold 800,000 shares to Aspire for $0.34 per share, for gross proceeds of $272,000.

Operating Activities

Net cash used in operating activities was approximately $7,144,000 and $16,544,000 for the nine months ended September 30, 2010, and 2009, respectively.  The primary component of the negative cash flows from operations is from our net losses.  For the nine months ended September 30, 2010, we had a net loss of approximately $16,630,000.  Adjustments to reconcile net loss to cash flow in 2010 include non-cash stock compensation of approximately $684,000, depreciation and amortization of approximately $1,591,000, interest expense on warrants of approximately $39,000, warrants issued to a service provider of approximately $16,000, partially offset by a net increase in deferred rent of approximately ($99,000) and changes in operating assets and liabilities of approximately $7,255,000.

During the same period in 2009, we had a net loss of approximately $14,399,000.  Adjustments to reconcile net loss to cash flow for the period include non-cash stock compensation of approximately $746,000, depreciation and amortization of approximately $1,346,000, interest expense on warrants of approximately $34,000, loss on disposition of fixed asset of approximately $7,000, partially offset by a net increase in deferred rent of approximately ($80,000) and changes in operating assets and liabilities of approximately ($4,198,000).

Investing Activities

Net cash used in investing activities was approximately $25,854,000 and $2,760,000 for the nine months ending September 30, 2010, and 2009, respectively.  The principal use of cash in 2010 was the purchase and manufacture of property and equipment in the amount of approximately $19,484,000, increase of restricted cash of approximately $3,016,000 (representing the balance of the cash contributed to SRS), increase in other assets (patents) of approximately $105,000, and advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $3,249,000.  For the nine months ended September 30, 2009, the principal use of cash was the purchase of property and equipment in the amount of approximately $2,435,000, advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $270,000, increase in restricted cash of approximately $3,000, and increase in other assets (patents) of approximately $52,000.

Financing Activities

Net cash provided by financing activities was approximately $13,433,000 and $9,282,000 for the first nine months of 2010 and 2009, respectively.  In 2010, funds were provided by a loan draw on the FFB loan guaranteed by the DOE of approximately $8,200,000, the sale of stock to Seaside and Aspire of approximately $2,238,000, the exercise of warrants of approximately $5,902,000 and the issuance of stock under the employee stock purchase plan of approximately $60,000.   These were offset partially by cash paid for financing costs (primarily for the FFB loan) of approximately $2,475,000 and approximately $492,000 in repayment of the MassDev loan.  For the first nine months of 2009, funds were provided by the sale of stock to Seaside of approximately $10,150,000 and the issuance of stock under the employee stock purchase plan of approximately $60,000.  These were partially offset by cash paid for financing costs (primarily for the FFB loan) of approximately $928,000.

The following table summarizes our commitments and debt at September 30, 2010:

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
September 30, 2010	$—	$22,636,516	$—	$—	$22,636,516
December 31, 2010	186,688		168,429	—	355,117
December 31, 2011	753,188		704,406	—	1,457,594
December 31, 2012	778,937		751,678	227,765	1,758,380
December 31, 2013	804,689		803,318	455,530	2,063,537
December 31, 2014	618,000		857,887	455,530	1,931,417
December 31, 2015	—		677,694	455,530	1,133,224
Thereafter	—		—	6,605,191	6,605,189
Total Commitments	$3,141,502	$22,636,516	$3,963,412	$8,199,546	$37,940,974
Non-cancellable purchase obligations:		$15,000,992
Less advance payments to suppliers		(3,484,772)
Non-cancellable purchase obligations net of advance payments:		$11,516,220

As of September 30, 2010, we had purchase commitments with our suppliers of approximately $22.6 million. Of this amount, approximately $15 million represents firm, non-cancelable commitments against which we have made advance payments totaling $3.5 million, leaving a net non-cancelable obligation of approximately $11.5 million as of September 30, 2010.  Total purchase commitments include approximately $19.6 million for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $13.0 million are non-cancelable as of September 30, 2010. The remaining commitments are for equipment and other operating expenses.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk.  At September 30, 2010, we had approximately $3,000,000 of cash equivalents that were held in a non-interest bearing checking account.  Approximately $753,000 of our cash on hand at September 30, 2010, was invested in mutual funds invested primarily in government funds, such as Treasury Bills at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.  In addition, SRS hold $3 million in a non-interest-bearing restricted cash account, managed by the collateral agent that can be used only to fund eligible project costs, of which $250,000 is insured by the Federal Deposit Insurance Corporation (FDIC).

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September 30, 2010.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2010.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010, and the additional or supplemented risk factor shown below.  Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

The factor described on page 29 of the Annual Report on Form 10-K under the caption “Our stock may be removed from The Nasdaq Stock Market” is hereby updated to reflect the following information:   On September 14, 2010, at the end of the previously applicable grace periods provided under the Nasdaq Listing Rules, we received a letter from The Nasdaq Stock Market informing us that our common shares had failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Listing Rule 5550(a)(2), and as a result, without further action our common shares would be subject to delisting.  The letter further stated we could appeal the Nasdaq Staff delisting determination to a Nasdaq listing qualifications panel.  It added that the authority of the panel to grant additional time to companies was recently modified such that a panel could allow continued listing for up to 180 calendar days from September 14, 2010, if deemed appropriate.  We have appealed the Staff’s determination.  The appeal will stay the delisting of our common stock from The Nasdaq Capital Market until a hearing is completed and the listing qualifications panel issues its written decision.  Our hearing was held in October 2010, and we expect to receive a decision in late November 2010.

Our appeal requesting additional time highlighted the three 20 MW frequency regulation facilities in development, with revenues from the first plant expected before the end of 2010.  In addition, we expect to see tangible progress toward pay-for-performance market tariffs in the next six months.  Such tariffs would provide a substantial improvement in our financial outlook.  There can be no assurance that the listing qualifications panel will approve our request for additional time for continued listing, nor that we will be able to meet the Nasdaq Stock Market’s minimum bid price requirements within any extended grace period, and we therefore may lose our eligibility for quotation on the Nasdaq Stock Market.  At our annual meeting of stockholders on July 21, 2010, our stockholders approved the implementation of a reverse stock split at a ratio of between 1-for-2 and 1-for-10, which could be used, in the discretion of the Board at the ratio (if any) chosen by the Board, to regain compliance with the minimum bid price rule, either now or during any extension or listing panel appeals process that we may elect to pursue.  No guarantees can be made, however, that we will regain compliance with Nasdaq’s ongoing listing rules.

If frequency regulation service pricing decreases over an extended period, it may have a material adverse impact on plant revenues, cash flow and our ability to raise equity or pay debt.

Over the longer term, the market pricing for frequency regulation services tends to follow the pricing for energy. Hence, when the price of energy drops, frequency regulation prices may be adversely affected, which could materially affect our revenue.

Electricity prices have been below recent historical averages due to the economic recession, and the impact of a decrease in natural gas commodity prices.  While we believe these are temporary trends, if they should continue indefinitely, this could have a material adverse effect on revenues, cash flow and our ability to raise equity or pay debt.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2010, we issued warrants to purchase 116,666 shares of our common stock at a purchase price of $0.72 per share to three individuals in connection with services provided to us by a service provider.  The warrants will expire on June 15, 2015.  The warrants were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, under section 4(2) thereof or under one or more exemptions promulgated thereunder, based on the nature of the investors and the circumstances of the offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation,

3.2	(1)	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009

3.5	(3)	Amended and Restated Bylaws, as amended.

3.6	(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

10.1	&	Common Agreement by and among Stephentown Regulation Services LLC, U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.

10.2	+	Corporate Guaranty from Beacon Power Corporation to the U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.

10.3	+	Completion Guaranty from Beacon Power Corporation to the U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.

10.4	+	Note Purchase Agreement by and among the Federal Financing Bank, Stephentown Regulation Services, LLC and the Secretary of Energy dated August 6, 2010.

Exhibit
Number	Ref	Description of Document

10.5	+	Future Advance Promissory Note dated August 6, 2010 issued by Stephentown Regulation Services LLC to the Federal Financing Bank.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).
(2)	Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).
(3)	Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).
(4)	Incorporated by reference from the 10-K filed on March 30, 2006 (File No. 000-31973.).
&	Filed herewith. Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: November 9, 2010	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

November 9, 2010	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer