Form 10-Q/A
period 2010-09-30
BEACON POWER CORP
filed 2011-03-04
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 of Beacon Power Corporation (the “Company”), which was filed with the Securities and Exchange Commission on November 9, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of filing a corrected Exhibit 10.1.  Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

Item 6.  Exhibits

Exhibit
Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009.

3.5	(3)	Amended and Restated Bylaws, as amended.

3.6	(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

10.1	&	Common Agreement by and among Stephentown Regulation Services LLC, U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).
(2)	Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).
(3)	Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).
(4)	Incorporated by reference from the 10-K filed on March 30, 2006 (File No. 000-31973).
&	Filed herewith. Confidential treatment has been requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: March 4, 2011	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

Date: March 4, 2011	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
Principal Financial and Accounting Officer