Form 10-K
period 2010-12-31
BEACON POWER CORP
filed 2011-03-16
CIK 1103345

Use these links to rapidly review the document
Table of Contents
Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31973

Beacon Power Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3372365 (I.R.S. Employer Identification No.)
65 Middlesex Road Tyngsboro, MA (Address of principal executive offices)	01879 (Zip code)

(978) 694-9121
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	(NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ☒

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2010 the market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $62,328,940. In determining the market value of non-affiliated voting stock, shares of the registrant's common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant's voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the Registrant's common stock, par value $.01 per share, outstanding as of March 14, 2011, was 25,128,828.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for Beacon Power Corporation's Annual Meeting of Stockholders, to be filed no later than April 30, 2011 for the year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

-i-

Note Regarding Forward Looking Statements:

        This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Beacon Power Corporation's current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "will," "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example: a limited commercial operating history; a history of losses and anticipated continued losses from operations; the complexity and other challenges of arranging project financing and resources for one or more frequency regulation power plants, including uncertainty about whether we will be able to comply with the conditions or ongoing covenants of the Federal Financing Bank loan for our Stephentown, New York, facility; our need to comply with any disbursement or other conditions under the Department of Energy (DOE) Smart Grid grant program; a need to raise additional equity to fund our projects and our other operations in uncertain financial markets; conditions in target markets, such as that some ISOs are taking longer than others to comply with FERC's requirement to update market rules to include new technology such as ours, and also such as that frequency regulation pricing is lower in the short-term than at many times in the past; our ability to obtain site interconnection approvals, landlord approvals, or other zoning and construction approvals in a timely manner; limited experience manufacturing commercial products or supplying frequency regulation services on a commercial basis; limited commercial contracts for revenues to date; our ability to construct and operate plants in a variety of locations; our ability to make our technology fully compatible with 50 Hz. electrical design requirements for use in overseas markets; our ability to sell regulation services and plants at attractive margins; the uncertainty of the global economy; meeting the technical requirements of foreign markets based upon their specific grid and market characteristics; dependence on third-party suppliers; competition from companies with greater financial resources, especially from companies that are already in the frequency regulation market; possible government regulation that may impede the ability to market products or services or impact market size; possible product liability claims and the negative publicity which could result; any failure to protect intellectual property, or any possible infringement of third party patents; our ability to retain key executives and continue to attract additional talented human resources; and the historical volatility of our stock price. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. Beacon Power Corporation expressly does not undertake any duty to update forward-looking statements.

Explanatory Note Regarding Share Amounts:

        All share amounts and per share prices in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effect of our reverse stock split, on a one-for-ten basis, effective February 25, 2011, unless otherwise indicated.

-ii-

 PART I

Item 1.    Business

Overview

        Beacon Power Corporation, a Delaware corporation incorporated on May 8, 1997, and its subsidiaries (collectively "Beacon," "the Company," "we," "our" or "us"), design, manufacture and operate flywheel-based energy storage systems that we have begun to deploy in company-owned merchant plants that sell frequency regulation services in open-bid markets (which we refer to as our "sale of services" or "merchant plant" model). We also intend to sell systems on a turnkey equipment basis in domestic and overseas markets that lack open-bid auction mechanisms. In addition, we may share ownership of some plants with utilities or other investors; enter into bi-lateral contracts with utilities that provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services; and/or participate in pilot programs to demonstrate our technology. Our flywheel systems support stable, reliable and efficient electricity grid operation. We expect the market for our systems to benefit from increased electricity demand and the rapid expansion of intermittent renewable resources, including wind and solar.

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

        Our Smart Energy 25 flywheel system includes the flywheels and their associated power electronics. A 1 megawatt (MW) Smart Energy Matrix™ is an array of ten Smart Energy 25 flywheel systems that provides 1 MW of energy storage. A frequency regulation installation includes one or more Smart Energy Matrices™, along with ancillary equipment and site work. Our typical full-scale installation is designed to have a capacity of 20 MW, capable of +/- 20 MW and a 40 MW regulation range.

        In November 2008, we began operating and earning frequency regulation revenue within the New England Independent System Operator region (ISO-NE) under its Alternative Technologies Regulation pilot program (pilot program) with a 1 MW Smart Energy Matrix™. We added a second MW of capacity in July 2009, and a third in December 2009. In August 2010, we began to redeploy a portion of the latter 2 MW to our Stephentown, New York plant. From January 2009 through September 2010, our flywheel systems have been on-line and available for providing frequency regulation service 98% of the time, on average, and have been earning revenue from providing frequency regulation services in ISO-NE. The redeployment of a portion of this regulation capacity to Stephentown beginning in August 2010 resulted in a decrease in the frequency regulation revenue earned in ISO-NE for the last half of 2010, when compared to the first half of the year.

        We energized and interconnected 8 MW of flywheel energy storage at our Stephentown plant on January 24, 2011, and began earning frequency regulation revenue at that time. As of that date, all interconnection systems between the Stephentown plant and local utility provider, NYSEG, were operational to enable the full 20 MW plant to come online. Additional MW of energy storage capacity will be progressively energized and interconnected, thereby increasing the plant's revenue. As of this filing, 14 MW of capacity is operating and earning revenue. We anticipate all 20 MW will be on-line and earning revenue during the second quarter of 2011.

        We plan to increase our revenues by:

  •
  Completing the Stephentown facility

  •
  Building additional merchant plants, including a 20 MW plant in Hazle Township, Pennsylvania, for which we have been awarded a $24 million DOE Smart Grid stimulus grant; and building additional 20 MW facilities. We have sites in Chicago Heights, Illinois and Glenville, New York, where we have secured site control, filed for interconnection and completed system impact studies. We are also identifying other locations for future merchant facilities.

  •
  Marketing to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants on a turnkey basis

  •
  Identifying other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids, as well as for the provision of frequency response services as a secondary function of our 20 MW plant.

        The location of our merchant plants and the sequence in which they will be constructed depend on a number of factors, including but not limited to:

  •
  The availability of project finance, other funding sources (including funds received from investors for the purchase of all or part of certain systems), or grants

  •
  Comparative market pricing available for frequency regulation in different markets

  •
  Our ability to earn appropriate revenues and payments within the market rules of the regional markets

  •
  Our ability to interconnect at transmission voltage and obtain grid interconnection approvals

  •
  The availability and cost of land

  •
  Our ability to secure all necessary environmental and other permits and approvals.

        Because we have not yet generated substantial commercial revenues, we are accounted for as a development stage company under the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 915. We maintain our corporate offices, manufacturing and research and development facilities at 65 Middlesex Road, Tyngsboro, MA 01879. Our telephone number is 978-694-9121.

        For the sale of frequency regulation services in the United States, our primary market focus is on the geographic regions of the domestic grid under Federal Energy Regulatory Committee (FERC) control that provide open-bid regulation markets. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO-NE); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); California (California ISO or CAISO) and Midwest ISO (MISO). These regional ISOs/RTOs, or grid operators, purchase frequency regulation services from independent providers in open-bid markets that they manage and maintain. For example, under an open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been selected to provide service. Each ISO may calculate payments for frequency regulation services based on formulas that yield different revenue results than other ISOs, even when there are equivalent frequency regulation clearing prices.

        We have also recently initiated market development efforts in Texas (ERCOT), which is not regulated by FERC. Consequently, ERCOT is not subject to FERC Order No. 890, which mandated that non-generation resources like ours be allowed to compete in these open-bid markets. However, we expect that as ERCOT continues to expand its wind resources in Texas, and issues related to increasing wind penetration and grid stability become better understood, the potential benefits of applying our technology in ERCOT to help balance frequency, maintain grid stability and grid reliability will increase in value. We have been working to identify and recommend market rule modifications that will be needed to allow us to enter the ERCOT market on an economically attractive basis, and when the right conditions are in place, we plan to enter the ERCOT market.

        For the sale of plants on a turnkey basis, our market focus in the United States is on geographic regions that lack open-bid markets for regulation services. Within this market segment, our primary focus will be on utilities that are experiencing or expect to experience increased requirements for regulation capacity due to current or projected impacts of increased deployment of variable wind generation in their balancing areas. Our secondary focus will be on the largest cooperative and government-owned utilities, and on islands or protectorates that are part of the United States. Internationally, we are actively pursuing opportunities for the sale of services via merchant plants and for the outright sale of plants in a number of countries, both directly and with the assistance of local marketing and distribution partners. We are currently pursuing business development activities in 12 foreign countries.

The Frequency Regulation Market

        Levels of power supply and demand on the electricity grid change from second to second and minute to minute. The need to balance electricity supply and demand on the grid requires a special service to maintain stable power frequency. This service is called frequency regulation. Deviations from nominal grid frequency can have a negative impact on the operation of electrical devices that obtain power from the grid. In North America, grid frequency is maintained at 60 cycles per second (Hertz, or Hz). In Europe and other parts of the world, the same requirement exists for balancing power supply and demand on the grid, but at a frequency of 50 Hz. In North America, the effectiveness of maintaining grid frequency is measured by performance standards established by the North American Electric Reliability Corporation (NERC). Financial penalties can be imposed on grid operators when performance standards fall below levels deemed acceptable. Similar standard-setting entities for frequency regulation exist in most other parts of the world.

        Our Smart Energy Matrix™ stores excess energy when power on the grid exceeds demand and injects it back to the grid when demand exceeds generated power. Our systems respond up to 100 times faster than fossil fuel generators that provide frequency regulation. Certain ISOs have implemented tariff changes that provide additional or enhanced payment mechanisms ("performance pricing") to compensate resources, such as ours, for faster regulation response. On February 17, 2011, the Federal Energy Regulatory Commission (FERC) proposed a rule to make performance pricing mandatory by issuing a Notice of Proposed Rulemaking (NOPR) that would require each of the grid operators under its jurisdiction to begin the process of developing regulation market tariffs to provide pay-for-performance. Should FERC's rule requiring such pay-for-performance tariffs for frequency regulation be adopted, both the revenues earned by our merchant plants and the demand for the purchase of our flywheel technology in vertical markets could increase substantially.

        Our flywheel systems also make it easier for the grid to integrate intermittent renewable energy sources, such as wind and solar power, whose variability increases the need for regulation. Because our flywheels recycle electricity already generated, they do not consume fossil fuel or produce CO2 greenhouse gas emissions or other air pollutants, such as NOX or SO2. In addition, the energy conversion efficiency of our flywheels does not significantly degrade over time or as a function of the number of charge/discharge cycles incurred. We believe that our low operating costs will allow us to participate with a favorable profit margin in the open-bid markets, and utilities in non-open bid markets will also find the attributes of our system attractive and will purchase our systems on a turnkey basis.

        In North America, the frequency regulation market in areas that are accessible via open-bid auction mechanisms (ISO-NE, NYISO, PJM, MISO, CAISO and ERCOT) was valued at approximately $495 million in 2010 versus $530 million in 2009. ERCOT, whose market is mostly structured via bilateral contracts rather than via open-bid auction, represented $108 million of this total. In 2010, the reduction in total market size was due primarily to a drop in prices in some markets. We believe that this contraction was due to lower electricity demand caused by the recession, increased energy conservation and low natural gas prices (which is the primary fossil fuel used for regulation in the U.S. market). We expect the value of the open-bid regulation market to increase as more wind generation comes online in the next several years, which we expect will significantly increase the demand for regulation services. We are also aggressively pursuing creation of a "pay-for-performance" compensation mechanism in all markets that would increase the amount our flywheels receive to provide regulation service versus other resources. (See "Regulatory and Market Affairs" section.)

        In 2010 we expanded marketing and sales activities by hiring two full-time business development executives and establishing relationships with overseas distribution partners in preparation for selling systems on a turnkey basis.

        Growth in both the US and the international markets is expected from a combination of factors, including:

  •
  Global economic recovery

  •
  Greater use of renewable energy sources—especially wind and solar generation

  •
  Long-term growth in the demand for electricity

  •
  Increased operating costs for conventional generation

  •
  Government regulations and market forces aimed at reducing carbon dioxide emissions.

        We believe our operating cost structure will be significantly lower than that of most incumbent frequency regulation service providers. Our Smart Energy 25 flywheel has been designed to operate with low energy losses, minimal mechanical maintenance for 20 or more years and no significant degradation in energy conversion efficiency. In particular, our technology is different from most frequency regulation methods in that it does not use fossil fuel, which is the largest variable cost for most competing regulation providers. Further, while battery-based providers have entered the market for frequency regulation services, we believe we have a significant advantage because our technology can perform an extensive number of charge/discharge cycles without degradation of energy storage capacity. In contrast, the storage capacity of chemical batteries degrades as a function of cycles, which will significantly increase their lifecycle costs.

        Since our Smart Energy Matrix™ does not burn fuel, the environmental benefits of our technology are dramatic. A DOE-funded study stated that our technology may reduce CO2 emissions by up to 89% compared to some conventional frequency regulation service providers who burn fossil fuel to provide regulation. We believe that the cleaner performance of our flywheel systems offers significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions. In the longer term, if the federal government implements a carbon-reduction program in the form of a cap-and-trade program or carbon tax, we believe that the resulting costs to carbon-intensive regulation providers will increase at a faster rate than our carbon-related costs, which are associated with the purchase of a small amount of electrical make-up energy.

        In some states, additional environmentally related revenues may be available in the form of renewable energy or other credits. Since 2009, we have earned alternative energy credits under the Massachusetts Alternative Energy Portfolio Standard (APS) program, and sold them to a power producer that needed to meet its regulatory requirements for such credits, thus creating a limited source of incremental revenue.

Regulatory and Market Affairs

        Since late 2009 we have actively promoted the adoption of performance-based payments for fast-response regulation resources. Such payments would compensate regulation resources based on actual system performance rather than nominal resource capacity. On May 26, 2010, FERC held a Technical Conference on Frequency Regulation Compensation and invited our Chief Executive Officer, F. William Capp, to present on the concept of "pay-for-performance." Subsequently, on June 16, 2010, we submitted comments to FERC reiterating our support of tariffs that compensate regulation resources based on performance. We continued throughout 2010 to engage in this dialogue in an effort to encourage the expansion of performance-based tariffs in all ISO markets. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed of response. On January 19, 2011, PJM began the process for stakeholder consideration of a regulation market incentive payment for resources that respond more quickly and accurately to a control signal. On February 17, 2011, FERC issued a Notice of Proposed Rulemaking ("NOPR") that, if adopted, would require each ISO to implement a "pay-for-performance" compensation structure for frequency regulation, and to make market rule changes that would provide our resources full compensation for the opportunity cost component that we currently do not receive in some markets. If performance-based regulation tariffs are adopted, we believe that the economics of our plants in areas of the country managed by FERC will be significantly enhanced, and our economically addressable markets will also expand.

        We continue to make progress within each of the ISOs by working with them directly to implement changes to market rules to allow energy storage technologies to participate on a non-discriminatory basis in their regulation markets. The ISOs have demonstrated a heightened commitment to work collaboratively with us to integrate our technology into their grids. In addition to market rule changes, several ISOs are evaluating or proposing changes to their regulation dispatch signals in order to ensure that our Smart Energy systems are deployed most efficiently and effectively for the benefit of the power grid. These changes would take greater advantage of our flywheels' fast-response capability, while recognizing that our resource has limited energy storage capacity. The proposed market rule changes, coupled with more efficient regulation dispatch signals, will allow our resource to maximize its regulation revenue while minimizing our consumption and cost of electricity. The current status of each open-bid ISO market is as follows:

  •
  New York ISO: After extensive work with NYISO and its stakeholders, on May 15, 2009 FERC approved tariff and market rule changes to fully open the regulation services market to flywheel energy storage. Moreover, NYISO changed its regulation dispatch signal to use flywheels as "first responders" to take advantage of their speed of response to a control signal. With the advent of these market and system changes, we moved forward with construction of a 20MW flywheel energy storage plant in Stephentown, New York, and as of January 2011, we began selling regulation service to NYISO. We continue to work with NYISO to encourage the adoption of a "pay-for-performance" compensation mechanism.

  •
  ISO New England: We have been participating in the ISO-NE market with up to 3 MW of service since its Alternative Technologies Regulation pilot program began on November 18, 2008. On November 9, 2010, ISO-NE presented its lessons learned from the pilot program and outlined a high level proposal for permanent market rules for alternative technologies. Included in the proposal was a plan to include a NYISO-style dispatch signal and a payment structure that will have the effect of compensating us for the opportunity cost component that we do not currently receive under the ISO-NE pilot program. Furthermore, the proposal would continue ISO-NE's successful "mileage" payment that compensates our fast-response regulation resource on the basis of actual system performance rather than nominal capacity. We expect that ISO-NE and its NEPOOL stakeholders will continue to work on the details of this proposal in the first quarter of 2011 before filing the proposal with FERC.

  •
  California ISO: In 2010 CAISO initiated a stakeholder process to finalize the design elements to fully integrate flywheels into its Regulation Up and Down markets by spring 2011. FERC directed CAISO to file a report on its progress to open its regulation markets to flywheels by March 2011. We actively engaged in that FERC proceeding and in the stakeholder process at CAISO. On February 3, 2011, CAISO's Board of Governors unanimously approved a proposal to implement tariff and software changes to integrate limited energy storage resources into the regulation markets. We expect the proposal to be filed at FERC in March 2011 and implemented by CAISO by spring 2012.

  •
  Midwest ISO: In 2008, FERC approved the creation of an Ancillary Services Market (ASM) in MISO to begin operating in January 2009. As part of its approval, FERC required MISO to make further changes to its ASM to remove barriers to new technologies to provide regulation service. In April 2008, MISO fully complied with FERC's directives by filing a request for an entirely new regulation resource category specifically designed for stored energy resources ("SER"), including our flywheel technology. FERC approved this tariff in December 2008. This was the first such tariff in the United States designed specifically to accommodate energy storage-based regulation resources. In May 2009, MISO, with the support of its market stakeholders, submitted to FERC additional tariff modifications to enhance the dispatch algorithm for SERs to better utilize their regulation capabilities and maximize their revenues in the MISO market. FERC approved these tariff modifications, and the new MISO market rules for SERs took effect on January 1, 2010.

  •
  PJM Interconnection: PJM amended its tariff language to comply with FERC Order No. 890 and stated that its current rules allow non-generation resources like ours to fully participate in its regulation market. In the summer of 2009, PJM adopted a regulation dispatch signal for energy storage resources that takes partial advantage of our system's fast-response capability, maximizes benefits to PJM's grid and pays us for the benefits of our resource. In July 2010, PJM submitted tariff revisions to FERC for approval which clarify and amend certain aspects of PJM's tariff in order to ensure that we can net our energy consumption at wholesale rates and therefore minimize our costs to provide service in PJM. These tariff changes were unanimously endorsed by PJM's stakeholders at the June 3, 2010, Members' Committee meeting and approved by FERC on September 3, 2010. Most recently, on January 19, 2011, PJM began the process for stakeholder consideration of a pay-for-performance tariff for resources that respond more quickly and accurately to a control signal.

  •
  ERCOT: Since ERCOT is not regulated by FERC, we have focused our efforts in the past on the other ISOs. As the amount of wind generation in Texas increases, and therefore the demand for fast-responding frequency regulation resources rises, and as we demonstrate the effectiveness of our system in other ISOs, we believe our technology will become increasingly attractive in the ERCOT market. Consequently, we have begun to focus our attention on this market. In August 2010 ERCOT launched a working group specifically focused on developing the market rule changes necessary to integrate storage into its regulation markets. We are actively participating in this initiative.

Defense applications

        We believe that our flywheel technology is increasingly attractive as an energy storage device for U.S. Department of Defense (DoD) applications including, but not limited to, naval vessels and fixed installations. We continue to pursue teaming relationships and defense and military-related projects that we believe will provide enhanced combat capabilities, improve energy security to fixed installations, and reduce DoD's fossil fuel consumption. Funding received through these initiatives could help provide non-dilutive R&D funding for key technology innovations and advancements that may later be transferred to commercial market applications.

        In February 2009, we announced that we had entered into a contract with the U.S. Naval Sea Systems Command (NAVSEA) to evaluate the use of flywheel energy storage for multiple shipboard applications. This contract may lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing Navy ships. NAVSEA's objective is to advance and improve its shipboard Integrated Power Systems (IPS) at both the major component and system level. Integrated Power Systems are an essential part of the Navy's all-electric ship program. Based on the anticipated power requirements to support advanced launch systems, weapons, sensor systems and other shipboard functions, electrical energy storage is now recognized as a fundamental element of an all-electric IPS.

        Under terms of this multiyear contract, we have or will perform an analysis of future shipboard energy storage needs; identify several flywheel applications that could offer the greatest benefit to future naval combatants; assist the Navy's power plant upgrade development team by characterizing the flywheel applications under consideration and assisting in system-level studies; and validate the results of those studies. Based on the results, we will develop a conceptual flywheel design and simulation model for one or more applications. The value of the initial research and development work is estimated at $900,000. Of this, the first phase of the work, which was funded at $500,000, has already been completed. On February 17, 2011, we received a $50,000 amendment to deliver a final report on the work accomplished to date such that NAVSEA would better be able to make a determination on future funding. Subsequent phases involve work estimated at an additional $2.1 million. We anticipate, at a minimum, receiving funding in 2011 to provide NAVSEA with a final report relating to the work we previously completed so they can determine how to proceed with this project.

Other Flywheel-based Market Opportunities

        Other applications for which we believe our technologies may be well suited include:

  •
  Frequency response for grid stability

  •
  Short-term spinning reserve

  •
  Ramp mitigation for wind power

  •
  Wind/diesel/flywheel hybrid power systems

  •
  Reactive power support (VAR support)

  •
  Angular stability control

  •
  Voltage support for rail systems

  •
  Peak power support (load balancing)

  •
  Stabilization of distributed generation systems

  •
  Uninterruptible power supply (UPS).

        Although our focus in the near term will be to deploy company-owned merchant flywheel installations for the frequency regulation market and sell turnkey systems for that same market, we are evaluating these additional applications to determine whether they represent commercially attractive market opportunities. We may elect to collaborate with partners to improve our ability to access to such markets through the provision of capital and/or distribution resources.

Competition

        Our existing competition consists primarily of fossil fuel generators and hydro generators, including run-of-river and pumped hydro resources. Emerging competition includes batteries, in particular batteries based on lithium ion technology. Each of these competitors is discussed in more detail below.

Fossil-Fueled Regulating Generators

        We believe our Smart Energy Matrix™ flywheel regulation technology offers significantly superior performance and cost benefits compared to conventional fossil-fueled regulating generators. Flywheel-based regulation is more effective than fossil-fueled generators in providing regulation because of its faster response. A study done by Pacific Northwest National Laboratory (PNNL), part of the U.S. DOE, concluded that 1 MW of fast-response regulation can be expected to deliver at least twice the system regulation value of the average conventional regulation resource in California, and up to 17 times as much regulation balancing effect compared to the slowest fossil-based generators.

        Grid operators typically allow their regulation resources at least 5 minutes to fully respond to their call for regulation. For example, a conventional fossil-based resource with a 4 MW per minute ramp rate would, by the end of the allowed 5 minute period, achieve its maximum regulation output capacity of +/- 20 MW. In contrast, our flywheel energy storage systems are capable of ramping to full rated output in less than 4 seconds. Compared to the fossil-based resource with a 4 MW per minute ramp rate, our 20 MW plant is capable of injecting (or withdrawing) twice the energy over the same 5-minute time period. The PNNL study also found that if California's regulation fleet included about one-third fast-response resources, California's system-wide regulation capacity requirement could be reduced by as much as 40%. Similar savings should be possible in most other ISOs, including PJM, once fast-response regulation resources are introduced into their mix of fleet resources. We believe that this projection is supported by the experience of ISO New England, the only ISO whose regulation tariff currently provides a price incentive for fast regulation resources and favors the selection of fast resources in the bidding and selection process.

        Not all fossil-fueled generators can provide frequency regulation services. Some, such as nuclear power plants operating in North America, are unable to vary their output or are prohibited by regulators from doing so in the manner needed to participate in the frequency regulation market. Others may be capable of providing such services, but choose not to do so because of the higher operating and maintenance costs that their type of generating equipment incurs when performing regulation. This is due to the constant up- and down-throttling required to provide fossil fuel-based frequency regulation, which reduces the economic life of conventional generating equipment.

        Storage-based regulation produces far lower emissions of CO2 than fossil fuel regulating generators, even when the carbon footprint of the make-up energy we must buy (due to conversion inefficiency) is factored into the analysis. Our plants do not burn fossil fuel, and therefore produce zero direct emissions of CO2 or other combustion gases, including sulfur dioxide, nitrogen oxide and airborne mercury. For example, over the 20-year life of our 20 MW plant, KEMA, Inc. projects that one of our flywheel regulation plants located in the PJM Interconnection would save 52% of the CO2 that a base-load coal plant providing regulation would produce. This equates to 159,599 tons of CO2 savings over 20 years. Compared to a base-load natural gas generator performing regulation, CO2 savings would be 23% and 45,672 tons over 20 years, respectively. Compared to pumped hydro, the best conventional frequency regulation resource, a flywheel plant would still save 26%, or 53,252 tons of CO2, over 20 years. The reason for the improvement versus pumped hydro is the higher energy conversion efficiency of flywheel energy storage. KEMA also notes that continued reliance on thermal generating units to meet expanding regulation requirements due to growth in electricity demand and the effects of adding more wind resources to the grid would increase emissions of CO2, NOX and other pollutants, thereby dampening one of the main benefits of wind generation.

        Any type of carbon tax that may be put into place in the future can be expected to increase the cost of regulation from carbon-intensive regulation resources, especially coal-fired units. For example, a study done by the California Energy Storage Alliance (CESA) compared the economics of a Combined Cycle Gas-fired Turbine (CCGT) with flywheel energy storage performing regulation services. The study found that the internal rate of return (IRR) for a CCGT asset performing regulation in California would drop significantly if the CCGT unit had to pay a carbon tax. In contrast, the IRR of a merchant flywheel resource would remain almost unchanged.

        Another benefit of energy storage-based regulation versus fossil-fueled regulation is that ours is a single-purpose solution that deploys just the amount of regulation needed. Flywheel energy storage resources can provide regulation service "à la carte". Generators must sometimes be brought online at night just to provide regulation service, which can exacerbate the problem of frequency control if the base-load energy they must also provide is not needed and cannot easily be exported from the balancing area. In fact, grid operators have faced so-called "negative clearing prices" (requiring operators to pay for others to accept their energy) during periods of relatively high wind generation and low electricity demand. Flywheels can address this issue by providing just regulation services without having to generate any base-load energy.

        Another challenge for conventional regulation technologies is the long lead time required for siting and constructing fossil-based regulating generators. Because it requires no fuel supply and has zero direct emissions of any type, an energy storage-based regulation resource can be sited, permitted and built more rapidly than a fossil-based regulating generator. The ability to site, permit and build a regulation plant quickly can be a decided advantage, especially in smaller balancing areas and where wind generators are being rapidly deployed.

Hydro Regulating Generators

        Although some hydro-powered generators are excellent regulating generators, not all existing hydro facilities were designed to provide regulation services, and existing hydro resources are geographically limited. Due to long lead times required to site and build hydro facilities, as well as the trend toward tougher environmental review of proposed new hydro plants, we do not expect to see significantly greater competition from hydro facilities in the near future. Recently imposed operating restrictions designed to reduce fish kills and restore river system ecology may actually constrain some existing hydro units' supply of regulation. Hydro units that face increasing restrictions related to their provision of regulation may actually provide future sales opportunities because, as determined by PNNL, these different resources may be co-optimized to operate better in tandem than either can operate alone.

Battery-based Regulation Resources

        In recent years, significant progress has been made in certain battery technologies with respect to their cycling capability and power degradation characteristics. Two lithium ion battery manufacturers in particular are pursuing the frequency regulation market, and either or both could become meaningful competitors. A123 Systems, a public company based in Massachusetts, is a developer of nanophosphate lithium ion batteries. In 2008, A123 built and deployed a 2 MW energy storage system that was purchased by AES Corporation, a global public utility. The 2 MW system has been installed in California for some time, but has not been in operation due to regulatory and technical issues.

Co-located near an AES-owned generator, the system is expected to become operational in 2011 now that CAISO has agreed to adopt market rules that will allow storage-based regulation resources to compete in California. Also see "Regulatory and Market Affairs" for further information on anticipated market rule changes for storage-based regulation in California.

        In the fourth quarter of 2008, AES Corporation deployed a second lithium ion battery system, this one supplied by Altair Nanotechnologies, Inc. The 1 MW lithium-titanate system is connected to a 34 kV circuit in PJM's service territory and is providing frequency regulation. Altair Nanotechnologies is a leading provider of advanced materials and products for power and energy systems. Altair Nanotechnologies has a joint development agreement with AES Energy Storage LLC, a subsidiary of the AES Corporation, to develop grid-scale energy storage applications. Altair Nanotechnologies is a publicly traded Canadian company with significant financial and other resources.

        In November 2009, AES Energy Storage and A123 Systems announced the commercial operation of a 12 MW frequency regulation and spinning reserve project in the Atacama Desert in Chile. AES Energy Storage is a subsidiary of AES. This is AES Energy Storage's first project outside the United States. Since December 2010, AES has been operating 8 MW of a planned 20 MW frequency regulation asset in Johnson City, New York.

        Our flywheel is a mechanical battery designed for a 20-year life, with virtually no maintenance required for the mechanical portion of the flywheel system over its lifetime. Of critical importance in performing frequency regulation with energy storage-based systems is their cyclic life (or charge/discharge) capability. Our experience to date in ISO-NE shows that 6,000 or more effective full charge/discharge cycles per year are required to perform frequency regulation in New England. Our flywheel systems are capable of over 125,000 equivalent charge/discharge cycles over their operating lifetime, with zero degradation in energy storage capacity over time. In comparison, battery-based systems, including Li-ion batteries, are much more limited in their cyclic capability. While the initial cost of a battery-based regulation asset is lower than a flywheel asset, we believe the reverse is true when the value of replenishment and/or replacement costs is reflected in the present value of all costs. In order to achieve 20 years of operation, we believe battery-based systems will require either significant initial over-sizing, and/or periodic battery replenishment and/or replacement over the life of the plant. For battery-based regulation resources, the value of such replenishment and/or replacement may be considerably greater than the initial capital cost of the battery asset.

        In vertical markets, characterization of battery replenishment and/or replacement costs as "operating costs" may be a disadvantage for that technology. The rate of return allowed by public utility commissions is typically based on initial capital cost, while operating costs are typically a pass-through expense that is not allowed to earn a regulated rate of return. In contrast, a greater percentage of total lifetime costs for flywheels appears as initial capital cost, thus allowing utilities to earn a higher regulated return on the purchase of flywheel assets.

        As explained in "Regulatory and Market Affairs," we expect ISOs to adopt market rules that reward the superior performance of fast-response storage-based regulation. If this happens, we believe that features of such performance-based tariffs will follow the example of ISO-NE, which utilizes a so-called mileage calculation to quantify the effectiveness of storage-based regulation resources. If a mileage calculation or similar tariff feature is adopted by other ISOs, we believe the ability of flywheels to transfer large amounts of energy to and from the grid without capacity degradation could allow flywheels to earn more revenue on a comparative basis than battery-based systems. Due to their cyclic limitations, we believe that battery-based regulation service providers may be forced to choose to respond more slowly and/or simply transfer less energy to and from the grid, resulting in lower revenue per unit of MW capacity under a performance-based tariff. We believe that this performance adjustment would be necessary to avoid excessive operating costs that would otherwise occur to battery-based systems performing regulation services due to extreme cyclic degradation.

        In establishing supplier relationships with two lithium-ion battery manufacturers, AES Corporation has signaled its intent to bring battery-based regulation to market. AES Corporation is a Fortune 1000 company and has significant financial and other resources.

Discussion of Operations

        We have experienced net losses since our inception and, as of December 31, 2010, had an accumulated deficit of approximately $229 million. We are focused on commercializing our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems, and we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern. In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

Revenues

        Our revenue during the three years ended December 31, 2010, 2009 and 2008, came primarily from three sources:

  •
  Frequency regulation service revenue from the ISO-NE pilot program

  •
  Research and development contracts and a grant, for which revenue has been recognized using the percentage-of-completion method

  •
  Sales of inverters, accessories and APS credits.

        Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and the sale of turnkey flywheel systems. In the past, we have also earned revenue from research and development contracts with government agencies, and we continue to pursue similar contracts. Additionally, we have earned revenue from the sale of APS certificates or similar "clean energy" credits. However, revenue from such credits has not been material. Further, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

ISO-NE Pilot Program

        In November 2008, we began operating our first 1 MW Smart Energy Matrix™ on the electricity grid in Tyngsboro, Massachusetts. The 1 MW system was installed under ISO New England's Alternative Technologies Regulation pilot program. The pilot program was approved by FERC as part of ISO New England's compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called "non-generation" resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis. The pilot program allows us to generate revenue for regulation services while ISO-NE develops permanent market rules that will govern application of the technology. We added a second megawatt of capacity in Tyngsboro in July 2009, and a third megawatt in December 2009, all of which have earned revenue through the pilot program. We have redeployed a portion of these 3 MW to the Stephentown site and we may also redeploy additional systems to our NorthWestern Energy project described elsewhere in this report. As available, we may operate up to 1MW of capacity from time to time in the ISO-NE pilot program.

        Revenue we have received from the pilot program is less than what we expect to receive under permanent market rules in the ISO-NE region, principally because under its pilot program rules we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We expect that ISO-NE will develop a proposal for permanent market rules during the first quarter of 2011, to take effect by the end of 2011. These rules are expected to allow us to receive the economic equivalent of the opportunity cost payment component. Independently, in its February 2011 NOPR, FERC also proposed changes to tariffs in order to make sure that energy storage resources receive the benefit of this opportunity cost compensation feature. Additionally, we expect ISO-NE's new market rules to retain its pay-for-performance feature, whereby fast-response regulation resources, such as our flywheels, will continue to receive higher-than-average mileage payments on the basis of their greater speed and effectiveness.

        Recently, FERC has shown increasing support for the concept of paying fast-response regulation resources on the basis of actual system performance rather than nominal capacity, and in February 2011, FERC issued a notice of proposed rulemaking that proposes to require grid operators to begin the process of developing regulation market tariffs to provide such payments. We will continue to engage in this dialogue in an effort to encourage the expansion of performance-based tariffs. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Other ISOs, including PJM, are considering changing their tariffs to provide higher revenues for faster performance. Should performance-based regulation tariffs be widely adopted, the economics of our plants would be enhanced and we would expect our addressable markets to expand.

20 MW Frequency Regulation Plant in Stephentown, New York

        In August 2010, Stephentown Regulation Services, LLC (SRS), a wholly-owned subsidiary of Beacon, closed on a loan guaranteed by the DOE, which, over time, will allow us to borrow up to approximately $43 million to finance 62.5% of the estimated $69 million total project cost of our 20 MW plant currently under construction in Stephentown, New York.

        On May 24, 2010, we announced that we had signed a contract with the New York State Energy Research and Development Authority (NYSERDA) relating to a $2 million grant. This grant will provide $1.5 million to pay for a portion of the interconnection and other aspects of the Stephentown facility, $100,000 for a visitor information center to be built at the Stephentown site, and $400,000 for other NYSERDA project tasks not specifically related to SRS project costs.

        We energized and interconnected 8 MW of flywheel energy storage at our Stephentown plant on January 24, 2011, and began earning frequency regulation revenue at that time. As of that date, all interconnection systems between the Stephentown plant and the local utility provider, NYSEG, were operational to enable the full 20 MW plant to come online. As of the date of this filing, 14 MW are operating and earning revenue. Additional MW of energy storage capacity will be progressively energized and interconnected, with all 20 MW expected to be operational and earning revenue during the second quarter of 2011.

$24 Million DOE Smart Grid Stimulus Grant for Second Regulation Plant

        In November 2009, the DOE announced that it had awarded us a Smart Grid Stimulus Grant valued at $24 million, for use in construction of a second 20 MW flywheel energy storage plant. The funding award is to design, build, test, commission and operate a 20 MW flywheel energy storage frequency regulation plant in the PJM Interconnection region. We currently expect that this facility will be built on a property situated in Hazle Township, Pennsylvania, for which we have entered into an option agreement with an economic development agency of the State of Pennsylvania. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month. The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant and an exemption from property taxes through 2017. We have filed for interconnection, and have completed the system impact study and an environmental assessment for this site.

Site Development Efforts for Future Plants

        In April 2010, we entered a two-year option that provides the right to purchase a property in Chicago Heights, Illinois, for $1 million. The property is zoned industrial, and contains certain improvements relevant to our planned use, including equipment that may be usable for physical interconnection to 138 KVA transmission lines. In consideration for this option, we are paying the owner $2,000 per month. If we elect to purchase the land, the option payments will be applied to the purchase price. We have filed for interconnection and have completed both a system impact study and an environmental assessment for this site, and a facilities upgrade study is scheduled for completion before the end of the second quarter of 2011.

        In 2009, we entered into an option to lease land in Glenville, New York. This option was amended and extended until December 31, 2011, at a cost of $1,500 per month. We have filed for interconnection and completed a system impact study for this site.

Conclusion

        Since our inception in 1997, we have funded our development and operations primarily through the sale of stock. In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. Since our initial public offering, we have raised approximately $123.5 million as of December 31, 2010, through the sale of common stock and the exercise of warrants related to those stock sales. In December 2010, we raised approximately $8.7 million, net of offering costs, from the sale of mandatorily redeemable convertible preferred stock and associated preferred and common warrants. We estimate that to continue to implement our business plan we will need to raise approximately $15 to $20 million during 2011 in order to fund operations, $5 million of which is anticipated from the callable preferred stock warrants issued in December 2010.

        Our profit and losses as well as uses of cash may fluctuate significantly from quarter to quarter due to fluctuations in revenues, costs of development, costs of materials to build flywheels and other components of our Smart Energy Matrix™ and the market price for regulation services. In addition, our cash may fluctuate by period due to the timing of capital expenditures to expand manufacturing capabilities and/or construct frequency regulation facilities and the related timing of project financing or equity raises. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. See "Liquidity and Capital Resources" for more information concerning our access to and uses for capital.

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

        The Smart Energy 25 flywheel offers many technical and performance advantages, including:

  •
  Highly cyclic capability: Smart Energy 25 flywheels are designed for more than 125,000 equivalent charge-discharge cycles over their 20-year life, making them ideally suited to the frequency regulation function

  •
  Smart Grid attributes: Smart Energy 25 flywheels and Smart Energy Matrix plants are interactive systems that can be monitored and operated remotely as part of an intelligent grid design

  •
  20-year design life: Smart Energy 25 flywheels are designed and built for 20 years of virtually maintenance-free operation

  •
  Sustainable technology: Smart Energy 25 flywheels are emissions-free, do not require fuel, and contain no hazardous chemical materials, simplifying permitting and avoiding potential ground contamination issues.

        The Smart Energy 25 flywheel system includes a rotating carbon-fiber composite rim, levitated on hybrid magnetic bearings operating in a near-frictionless vacuum-sealed environment. The rim is fabricated from a patented combination of high-strength, lightweight fiber composites, including carbon and fiberglass combined with resins, which allow the flywheel to rotate at high speeds (16,000 rpm) and store large amounts of energy as compared to flywheels made from metals. To reach its operational speed, the system draws electricity from the grid to power a permanent magnet motor. As the rim spins faster, it stores energy kinetically. The flywheel can spin for extended periods with great efficiency because friction and drag are reduced by the use of magnetic bearings in a vacuum-sealed environment. Because it incurs low friction, little power is required to maintain the flywheel's operating speed.

        When a grid operator signals the system to absorb power, the Smart Energy Matrix uses power from the grid to drive the motor/generator, which in turn increases the speed of the flywheel. When a signal is sent for electrical power to be provided, the momentum of the spinning flywheel drives a generator and the kinetic energy is converted into electrical energy for release to the grid.

        Our flywheel frequency regulation systems have been demonstrated to be a more responsive and environmentally friendly alternative to conventional fossil fuel-powered regulation methods. Our Smart Energy Matrix 20 MW frequency regulation plant is a commercial facility that improves the performance and reliability of the grid, while facilitating the use of renewable energy sources and reducing air pollution. Comprised of 200 high-speed, high-energy flywheels and associated electronics, a 20 MW plant provides 20 MW of "up and down" regulation—equal to a 40 MW swing.

        The Smart Energy Matrix is designed to recycle excess energy when generated power exceeds load and deliver it when load increases. Flywheel-based regulation is highly responsive, achieving full up or down power in seconds after receiving an ISO-transmitted or other control signal. Unlike conventional, fossil fuel-burning frequency regulation plants, our technology does not consume fossil fuel or produce particulates or other air emissions. This should make it possible to rapidly permit and site a 20 MW flywheel-based plant almost anywhere on the grid relatively close to a transmission line.

Research and Development

        Our research and development efforts are essential to our ability to successfully design and deliver our systems, as well as to modify and improve existing products to reflect the evolution of markets and customer needs while reducing our costs. Our engineers work closely with the ISOs to define system features and performance requirements to address specific ISO needs. Research and development expenses, including engineering expenses, were approximately $6,689,000 in 2010, $6,796,000 in 2009 and $15,398,000 in 2008.

Advanced Research Projects Agency—Energy (ARPA-E) Project

        In September 2010, we finalized a contract with DOE's ARPA-E to develop critical components of a highly-advanced "flying ring" flywheel energy storage system over a two-year period. ARPA-E is an agency within DOE that provides R&D funding for transformational new energy technologies and systems. The award is valued at a total of $2.8 million. ARPA-E grant recipients share a portion of the program cost, and we would contribute a minimum of $560,000, or 20%, of the $2.8 million program total. The actual contract net cost is expected to be higher due to the difference between contract and our GAAP overhead rates. Our proposal calls for initiating development of a next-generation flywheel energy storage module with a size of 100kWh and 100kW, capable of storing four times the energy at one-eighth the cost-per-energy-unit, as compared to our current Gen 4 flywheel. The new flywheel would be capable of more than 40,000 full charge/discharge cycles in its lifetime, thereby achieving a cost per storage cycle below ARPA-E's goal of $0.025/kWh. If we are successful in developing the initial design, additional effort would be required before this new flywheel could be commercialized.

        We expect that the ARPA-E-funded flywheel system, if carried through to a commercial product, would be suitable for a variety of other applications where the cost per unit of stored energy is the most critical factor, and the number of charge-discharge cycles is somewhat less important. One new application of particular interest to the DOE is so-called "ramping" support for wind and solar power. The goal would be to provide one hour of flywheel storage as an energy-balancing resource for intermittent renewable energy assets, and thereby reduce the amount of fossil-based backup power that might be used to provide the same effect. The benefit would be to enable significantly greater market penetration of renewable generation resources in a clean and sustainable way. Some of the technology developed under the APRA-E program may also lead to reduced costs and increased performance for our current generation of flywheels. Other potential applications include wind-diesel-storage hybrid systems that reduce diesel fuel consumption on island-based grids, uninterruptible power supply (UPS) applications that require an hour or more of assured power, and electrical demand limiting for commercial, industrial, institutional and government facilities that pay high demand charges under time-of-use electricity tariffs.

Renewable Generation Integration Project

        During the second quarter of 2008, we began providing contract services for a wind-related R&D project co-funded by the California Energy Commission, identified as CEC-PIER Contract 500-07-020, Agents for Renewables Project. Project partners include Southern California Edison and the California ISO. The objective of the project is to find better ways to coordinate and maximize energy production and delivery from wind generation resources located in the Tehachapi area of California. The technical approach includes the application of "intelligent agent" controls and our flywheel energy storage in an effort to find ways to deliver as much wind-generated electricity as possible without exceeding the dynamic ratings limits of the locally-constrained transmission system. "Intelligent agent" control technology has been identified as a key element of the DOE SmartGrid initiative and is often defined as an advanced control technology that executes autonomously, operates in real-time, communicates with other agents or users, exploits domain knowledge, and exhibits goal-oriented behavior.

        We are supporting the project's prime contractor, Alternative Energy Systems Consulting, Inc., with the design, development and demonstration of an agent-based system that:

  •
  Controls flywheel storage technology to improve the dynamic control of wind generation resources

  •
  Coordinates energy production and delivery from wind generation in the Tehachapi region of California.

        The project used portions of the previously used flywheel scale-power demonstration system owned by the CEC and tested for regulation on PG&E's grid in 2006 and 2007. One 100 kW Smart Energy 25 flywheel replaced the seven smaller flywheels previously used by the CEC project. Our share of the scope of work is valued at approximately $469,000, of which we will receive $250,000 from the CEC and we will provide matching funding of approximately $219,000, which was recorded as a contract loss in 2009.

        Another goal of the project is to identify ways to commercialize any new application that may be developed. This project is exploratory and there can be no assurance that a commercially feasible application will be developed. However, this project is consistent with our interest in potential applications that have a high cyclic requirement, move a large amount of energy through the flywheel matrix, potentially address a large global market and facilitate renewable energy.

        The system was installed in 2010 and testing was completed February 11, 2011. Data analysis and a final report for the project are expected by the third quarter of 2011.

Wide-Area Energy Storage and Management System to Balance Intermittent Resources in the Bonneville Power Administration and California ISO Control Areas

        In 2008 we completed R&D work under Phase I of a planned multi-phase R&D project with the Pacific Northwest National Laboratory (PNNL), Bonneville Power Administration (BPA), the California ISO and the California Energy Commission. Under Phase I, we provided $30,000 of in-kind project support to the consortium of project partners. The goals of the project include developing principles, algorithms, market integration rules, and a functional design and specification for energy storage and control system with the ability to help the BPA and the California ISO better cope with wind generation intermittency and unexpected fast ramps from the deployment of new wind resources in their balancing areas. The system resulting from this project, if ultimately deployed, would be expected to accomplish these goals by recycling excess energy, controlling dispatchable load and distributed generation and managing inter-area exchanges of excess energy between the BPA and California ISO Control Areas. A final goal for the project is to complete a cost-benefit analysis and develop a business model that can justify large-scale investment in the practical deployment of such a system.

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

        Phase II of this project was approved in 2009 and completed in 2010 under contract terms discussed with PNNL, the prime contractor. We received $104,000 in payment for our portion of the work. Phase II goals included providing numerical factors needed for the possible future design of the system architecture and completion of a technical design specification.

SmartLink™ Microgrid Control System

        During 2010, we were granted a patent on our SmartLink™ microgrid control system. The patent will be the underlying technology of our new SmartLink™ system, which we believe may be used in a broad range of existing and future distributed generation (DG) applications. The patent describes Methods and Systems for Intentionally Isolating Distributed Power Generation Sources. Our invention applies to the use of energy storage of any kind, and automatically allows DG resources to continue operating when the main power grid fails. Currently, the majority of DG resources turn off automatically when the grid fails. In contrast, when the grid fails, our invention immediately creates a DG-powered microgrid stabilized by energy storage which continues to operate without support from the primary grid.

        Inspiration for our SmartLink™ system came directly from the major northeast blackout of August 2003, in which sites with DG were left without power, even though they had on-site generation. We believe this could become an important source of revenue in addition to frequency regulation. Our SmartLink™ system may be useful whenever grid instability occurs during an outage or in support of a broad range of customer markets and applications. These include load reduction, standby power, peak shaving, net metering, residential solar, combined heat and power (CHP), grid support, premium power, island systems and remote agricultural markets.

        DG is considered a smart grid enabler because it places generation closer to the consumers of energy, or loads, allowing greater control, reliability, efficiency and self-reliance. Distributed generation systems can be grid-connected, grid-independent, hybrid systems, and microgrids, and may be found in the public sector, private industry, and military applications.

Manufacturing

        We moved to our corporate headquarters at 65 Middlesex Road, Tyngsboro, Massachusetts in January 2008, under a seven-year lease that began in July 2007, with options to renew for two additional seven-year periods. The 103,000 square-foot Tyngsboro facility was fully renovated and built-out to our specifications and currently has a manufacturing capacity of more than 600 flywheels per year on a multi-shift basis. The manufacturing capacity of the facility could be further expanded to over 1,000 flywheels per year if necessary.

Business Development

        Business development activities include sales, marketing, plant site identification, development of grant, loan and other potential funding opportunities, and legislative initiatives and regulatory reform activities designed to open additional markets to our merchant plants and attract customers for the sale of turnkey plants in both the United States and overseas. Since 2008, we pursued a broad and successful program of regulatory reform in a number of ISOs with the goal of opening the markets to our technology and ensuring that we will be paid on a fair and equitable basis for frequency regulation services. More recently, these regulatory activities have included efforts to promote the adoption of performance-based compensation for fast-response energy storage regulation by FERC, ISOs and PUCs. (See "Regulatory and Market Affairs" for further details on this and other regulatory reform activities.)

        Adoption of performance-based compensation, as would be required under FERC's February 2011 NOPR, would have a significant impact on our business and enterprise value. First, it would significantly increase the prices paid by ISOs to our merchant plants in open-bid markets. Second, it would influence the way that vertical utilities evaluate the purchase of new regulation assets. For example, a fast-response regulation asset deemed twice as effective compared to a conventional slow-response asset would receive a higher score in the Cost/Benefit tests typically used by public utility commissions to decide whether or not to allow a utility to make the investment and pass the cost into its rate base. PNNL has studied our technology and its impact on the grid and forecasts that our technology is 2 to 17 times more effective than conventional slower resources. We therefore expect that acceptance of the concept by FERC and the ISOs that fast-response regulation should be paid more for providing superior regulation service in the organized markets should indirectly spur demand for our technology in vertical markets both in the United States and overseas.

        In addition to our domestic activities, in 2011 we will continue to seek opportunities in Europe and Asia to demonstrate our technology and sell plants. An important part of our business development process is the completion of various grid or electrical studies that evaluate and quantify the potential economic and environmental advantages of deploying our technology in a particular country. In 2010 we completed several such major studies. They showed strong commercial potential for our flywheel technology. In preparation for potential plant sales, we are in the process of adapting our technology for use on 50 Hz grids. We will also continue to evaluate the market potential for our systems on islands, which generally require a much higher percentage of regulation resources compared to larger mainland grids. Larger islands may also utilize our fast-response storage for spinning reserve and frequency response in addition to frequency regulation, leading to an even better value proposition.

Backlog

        At December 31, 2010, we did not have any firm commercial sales commitments for our products and services. As of the end of 2010, we had two ongoing research and development contracts and a grant from NYSERDA from which we expect to derive revenue in 2011 of approximately $2,376,000. The multi-year contract with the U.S. Naval Sea Systems Command that we were granted in February 2009 has a potential value of up to $3 million, of which $500,000 was previously funded and which has been completed. In February 2011, we received a $50,000 amendment to provide a report for work accomplished to date..

        On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system. The system will be installed by us and operated in conjunction with Mill Creek Generating Station (MCGS), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy. The system is expected to be operational by the end of 2011.

        The initial term of the lease will be 15 months, which at NorthWestern Energy's option, can be extended up to two additional 12-month terms. NorthWestern Energy will pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease to a second or third term. At any point NorthWestern Energy can opt to purchase the 1 MW system outright for approximately $4 million. A portion of the lease payments already made under the agreement would be applied to the purchase, depending on when the purchase was made.

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

        The intellectual property rights of our flywheel-based products are primarily embodied in patents that we hold or are pending, but in addition include flywheel technologies and patents that we are licensed to use. We hold one or more U.S. patents on our flywheel vacuum system, heat pipe cooling system, output paralleling algorithm, metal hub, low-loss motor, co-mingled rims, earthquake-tolerant bearings, bearing cooling device, bearing damper, lift system, touch-down system, and SmartLink™ microgrid control system. (See Research and Development, above) We also hold one or more foreign patents on our vacuum system, co-mingled rims, metal hub, earthquake-tolerant bearings and bearing damper. Our patents expire on various dates between 2020 and 2029. We also have 25 pending U.S. and foreign patent applications, and several other applications being prepared for filing. We hold a perpetual, exclusive, royalty-free, worldwide license from SatCon Technology Corporation to use its flywheel technologies and patents for stationary terrestrial flywheel applications. Our plans for exploring the development of systems for use in space or naval applications do not use the patents licensed from SatCon. See "Defense Applications" above. This license includes 15 issued U.S. patents and 12 foreign patents and applications that expire on various dates between 2012 and 2021, and covers SatCon's technologies and patents and all improvements made by SatCon through November 16, 2000, the date of our initial public offering. We are not entitled to any improvements to the flywheel technology that SatCon develops subsequent to that date. We expect to develop additional intellectual properties and trade secrets as we continue developing additional Smart Energy flywheel technology. We own all technology improvements that we have developed that are based on the technology licensed from SatCon.

Government Regulation

        We operate in a heavily regulated industry. This environment presents both opportunities and challenges. The principal opportunity is that we have been able to work within the regulatory framework to gain market rule changes that allow our technology to compete in open-bid markets on a fair and equitable basis. In the future, we believe we may succeed in fostering further changes which would result in higher payments for the regulation services provided by our technology due to its fast response characteristics. A cap-and-trade program or carbon tax regulations, if enacted, would have the effect of increasing the cost of operation of our fossil fuel-based competitors, and potentially provide an additional revenue source for us. While such a cap-and-trade program or carbon tax may be unlikely in the short to medium term, we believe it is reasonably possible in the longer term.

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

        In July 2010, the New York State legislature passed a law that specifically exempts flywheel-based energy storage facilities of less than 80 MW from New York Public Service Commission (PSC) jurisdiction. Prior to this statute, we were required to apply for (and had obtained) PSC approval via a certificate of public convenience and necessity, or CPCN, for the Stephentown facility. The exemption relieves us from the regulatory burden of having to provide the PSC with periodic updates and obtain PSC approval of facility documents for our Stephentown plant. It will also eliminate entirely the need for us to apply for additional CPCNs, as would have been required should we decide to build a plant in Glenville, New York, or elsewhere within the NYISO region.

        See also "Regulatory and Market Affairs" for further discussion of how government regulation affects our business.

Employees

        At December 31, 2010, our headcount was 73 full-time employees, five part-time employees and a number of independent contractors and temporary employees. Our staff included 29 technical employees made up of engineers and technicians involved in research and development activities and 24 manufacturing and materials handling workers involved in production and research and development activities. We also had nine employees in sales, marketing, business development, compliance and customer service. The remaining 11 people were involved in administrative tasks. None of our employees is represented by a union and we consider our relations with employees to be good.

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

Item 1A.    Risk Factors

We have limited experience building and operating merchant frequency regulation plants. In order to be commercially-viable in the long term, we need to be competitive with respect to open-bid pricing for frequency regulation and with both conventional fossil-based regulating generators and other emerging storage technologies.

        To date, we have designed, built and operated up to 3 MW in Tyngsboro under the ISO-NE pilot program. As of March 2011, we have 14 MW of frequency regulation operating in Stephentown, New York, and expect to have all 20 MW in operation in the second quarter of 2011. We have also previously built and successfully deployed both 2 kWh and 6 kWh flywheel systems in limited volumes. The further development of our Smart Energy Matrix™ and increasing our production and deployment of our systems involves certain cost, technological and infrastructure challenges, which include:

  •
  The possibility of development and production delays and/or cost increases that may occur if we are unable to establish and maintain multiple source suppliers for key components that meet our engineering requirements, cost objectives and development and production schedules

  •
  The need to make timely improvements to the system's design in order to achieve cost reductions and/or increase the performance of our frequency regulation plants

  •
  The need to meet system performance and manufacturing requirements as we increase our production volume to maintain our plant deployment schedule.

  •
  The need to expand our manufacturing capacity and significantly increasing our production volumes

  •
  The need to increase our field service and installation team, management organization and infrastructure.

        We have limited experience with such a transition, and in the event we are not successful in meeting these challenges, we may not be able to bid competitively with competing technologies and therefore not achieve the revenues and margins required to become profitable. This could have a material adverse effect on our ability to continue as a going concern.

Frequency regulation service pricing is currently below the pricing that has prevailed for some years. However, if such low pricing continues for an extended period, it will adversely affect our revenue and cash flows, and if it becomes durationally significant so as to substantially threaten our Stephentown facility, it would increase the risk that the DOE may consider the pricing to constitute a material adverse effect, leading to an alleged default under our loan documentation. We regard the current pricing as anomalously low, and believe that it is likely to return to levels consistent with past history, and also be enhanced if the FERC's NOPR on performance pricing is implemented.

        Over the longer term, the market pricing for frequency regulation services has historically tended to follow the pricing for energy. Hence, when the price of energy drops, frequency regulation prices may be adversely affected, which could materially affect our revenue. Electricity prices have been below recent historical averages due in part to the economic recession, and the impact of a decrease in energy prices. Consequently, during 2010, recent frequency regulation clearing prices were significantly lower than their historical average, including in the regions where we are developing plants, with some markets seemingly affected more than others. During the fourth quarter of 2010 in particular, frequency regulation pricing in the New York ISO region dropped to historically low levels for that market. The reasons for historical anomalies in pricing trends can be difficult to determine, but we believe that the general reasons for pricing pressure (described above) were exacerbated in the fourth quarter of 2010 when a new market participant bid in a low manner which we believe that entrant may not be willing to sustain. We believe that the unusually low frequency regulation pricing will be temporary, and think it likely that there will be a trend back toward historical pricing levels, as predicted by an independent market report commissioned by the DOE and issued in February 2011. It found no evidence to support the position that current pricing levels represent a long-term change. Also, as mentioned elsewhere, on February 17, 2011, FERC issued a NOPR that, if adopted as proposed, would direct ISOs to implement a "pay-for-performance" compensation structure for frequency regulation which we regard as particularly helpful for fast response resources such as ours, and would significantly enhance the economics of our plants (including in Stephentown).

        However, there are no guarantees that pricing will return to historical average levels. If the lower frequency regulation pricing levels, contrary to these expectations, reflect a long-term change in the market, or if they otherwise continue indefinitely, this could have a material adverse effect on revenues, cash flow and our ability to raise equity on terms that we consider attractive, to meet our debt service obligations and to continue as a going concern. It is also possible that under our loan guarantee documentation with the DOE, the DOE could, at some point in time, take the position that durationally significant low pricing substantially threatens the Stephentown project entity, and constitutes a material adverse effect. If so, the DOE might refuse to permit additional advances under the DOE loan documents or otherwise take the position that a default has occurred under DOE loan documents.

Reductions in demand for electricity may have a negative impact on both the demand for and pricing of frequency regulation services and therefore our revenue.

        We expect the overall size of the global frequency regulation market to grow, in part due to the need for more regulation resulting from the increased use of intermittent energy sources, such as wind and solar. A sustained drop in the price of energy may adversely affect the growth of these industries, and consequently, the overall size of and rate of growth for the frequency regulation market. A reduced demand for frequency regulation could result in lower pricing, which would have a material adverse effect on our achieving our business plan.

We have to demonstrate that the performance of our 20 MW Smart Energy Matrix™ is consistent with design expectations.

        In order to achieve market acceptance, we will need to demonstrate that the actual performance of our planned 20 MW Smart Energy MatrixTM frequency regulation plants is consistent with projected performance. While we now have 14 MW interconnected and operating on the utility grid in Stephentown and we expect to expand to a full 20 MW during the second quarter of 2011, there remains a risk that the plant will not perform as expected, and if it does not, it could adversely affect our profitability and our ability to continue as a going concern.

We will be unable to sell plants overseas until we can demonstrate that our technology is compatible with 50 Hz electrical design requirements.

        Our technology is currently designed to meet 60 Hz electrical design requirements for North America. Failure to make our technology fully compatible with 50 Hz electrical design requirements in either a timely or correct manner will impede our ability to sell plants in regions of the world that require 50 Hz compatibility, including but not limited to Europe, China, and a portion of Japan. If adapting our flywheel system to operate at 50 Hz cannot be achieved in a time period that meets our planned deployment outside the United States, it could have a material adverse effect on achieving our business goals.

Our business plan includes the construction and operation of frequency regulation plants in a variety of locations, as well as the sale of turnkey systems.

        Our business development plans, which involve the construction and operation of multiple frequency regulation plants, will pose significant technological, logistical and cost challenges such as:

  •
  Managing large-scale construction projects, in terms of both schedule and cost

  •
  Managing large-scale construction projects simultaneously in multiple locations where we may not be familiar with local laws and market rules

  •
  Achieving planned cost reductions for our 20 MW system as we increase our production volume.

        To be profitable, we will need to obtain site interconnection approvals, landlord approval, or other zoning and construction approvals in a timely manner; obtain equity and/or project financing; organize, develop, finance, build and operate in a number of geographically dispersed locations; and participate within the market rules of the open-bid markets. However, we have limited experience with deploying and operating large, multiple geographically dispersed frequency regulation installations. If we are unable to execute these tasks, it will have a material adverse effect on our profitability and could adversely affect our ability to continue as a going concern.

We face a number of challenges related to the DOE loan guarantee on our first 20 MW plant.

        In developing the Stephentown facility, we entered into obligations that are new to us. These include the following:

  •
  We entered into an 18 year contractual obligation to provide operation management and maintenance to the subsidiary

  •
  We entered into a contract to provide administrative services

  •
  We will be providing a two year commercial warranty on certain components (flywheels, certain cabling, containers and electronic control modules) of the 20 MW plant

  •
  We were required to place sufficient technology into escrow that would allow the DOE to assume control of the plant assets for use in the project and have a third party operate and maintain it should we be unable to meet our obligations

  •
  The debt service obligations under the loan documents are computed in a fixed and formulaic manner, yet funded by revenues whose base is entirely variable (i.e., at prices determined by auction every day)

  •
  We were required to guarantee completion of the plant

  •
  We were required to ensure that the subsidiary will meet certain operational and financial tests and other covenants.

        There can be no assurance that we will be successful in meeting any or all of these challenges and failure to meet all of these challenges could have a material adverse effect on our financial performance.

        Some of the factors described above, such as putting our technology into escrow and other demands, guarantees and loan covenants required under the terms of the DOE loan may affect the terms of future project financing or make it more difficult to obtain such financing. There can be no assurance that we will be successful in obtaining future project financing or that that financing, if available, will be on terms that are economically viable and that required guarantees can be met. Failure to obtain additional financing would have a material adverse effect on our financial viability.

The commercialization of our Smart Energy Matrix™ will require substantial funds. Our stockholders may be adversely affected if we issue securities or equity-linked securities to obtain financing.

        We will require substantial funds to manufacture and deploy our systems, market our services and increase our revenue. We anticipate that such funds will be obtained from a combination of equity, debt, and/or the sale of turnkey systems. The extent of the funds needed is dependent, in part, on the volume of flywheels that we produce and deploy and/or sell as turnkey systems.

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

        A fundamental component of our business plan is the use of project financing to fund, at least in part, our Smart Energy Matrix™ installations. The fact that we are in the early stages of deploying our merchant plants makes it harder to obtain project financing. Additionally, adverse conditions in the overall credit market further complicate our ability to arrange financing, at least in the near term. We have limited experience in obtaining project financing. The funding we require may not be available on favorable terms, if at all. Such funding may only be available on terms that cause substantial dilution to common stockholders, and/or have liquidation preferences and/or pre-emptive rights. If we raise funds by issuing debt securities or equity securities, existing stockholders may be adversely affected because new investors may have rights that are superior to current stockholders or through the dilutive effect of new equity securities on current stockholders.

Our stock price has been volatile and purchasers of our common stock could incur substantial losses.

        The market price of our common stock has historically been volatile, and fluctuates significantly in response to multiple factors, some of which are beyond our control. The stock market in general experiences wide volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in significant movement in the price of our common stock, which may cause investors to be adversely affected and potentially incur substantial losses. The market price for our stock may be influenced by many factors, including:

  •
  Market conditions in the conventional or renewable energy industries, and specifically in the frequency regulation markets in which we participate or plan to participate

  •
  Securities analysts' reports or recommendations

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

Historically, the amount of frequency regulation required in the United States typically has been one percent of all power produced. If a reduction in this percentage occurs, our revenue and profitability could be adversely affected.

        Various regulatory organizations, such as FERC and the North American Electric Reliability Corporation (NERC), as well as the ISOs, oversee the markets and can implement rules and regulations that may alter the percentage of frequency regulation required. Each ISO decides what amount of regulation it needs to procure in order to meet NERCs requirements. This can vary based on each ISO's evaluation of its region. We cannot predict how these organizations may act in the future, and if any ISO decides to reduce its amount of regulation procurement, it would reduce the size of the market in which we compete and could have a material adverse effect on our ability to achieve our business plan.

We have a history of losses, anticipate future losses and will have limited revenues in the near term. Unless we raise substantial additional capital to operate our business, we may not be able to continue as a going concern.

        We had approximately $10,866,000 in cash and cash equivalents on hand at December 31, 2010. We believe that our December 2010 cash balances, combined with anticipated funds from the exercise of preferred stock warrants issued in December 2010, are sufficient to fund operations into the third quarter of 2011. We have incurred significant losses from operations since our inception. As shown in our consolidated financial statements, we incurred losses from operations of approximately $22,308,000, $18,944,000 and $23,838,000, and operating cash decreases of approximately $15,613,000, $16,698,000 and $18,182,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Our business model is based on owning and operating a number of 20 MW frequency regulation merchant plants, and the sale of turnkey systems. Our goal is to reduce the cost to complete these plants, and we believe we are on target to do so. However, to fund our merchant plants, we will need to sell turnkey plants to utilities or raise capital in both 2011 and 2012. In the event that we are not successful in selling turnkey plants and are unable to raise capital or the timing is delayed, it will have a material adverse effect on our ability to execute our business plan and could impact our ability to continue as a going concern.

        Miller Wachman LLP, our independent auditor, has included an explanatory paragraph expressing uncertainty in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2010, which identifies our recurring losses and negative cash flows and raises doubt about our ability to continue as a going concern.

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

        We purchase components and commodities from third-party suppliers. Delays in availability or receipt of these items or cost increases, could negatively impact our ability to manufacture our flywheels, deploy our Smart Energy Matrix™ plants or become profitable. Certain commodities, such as carbon fiber, aluminum and steel are basic elements of our flywheel systems. Some of these commodities have, in the past, been subject to shortages and price changes. Future shortages or price changes could impact our ability to manufacture our flywheel systems in a timely manner and at a reasonable cost. Additionally, certain components which we purchase are technically difficult to manufacture, and suppliers may have difficulty manufacturing products that meet our specifications and requirements. Although we have taken steps to establish at least two suppliers for our critical components, failure of a key supplier to produce acceptable components on a timely basis could have a significantly adverse effect on our ability to execute our business plan. Further, there are no guarantees that, should we receive additional funding that would allow us to accelerate our deployment schedule our suppliers would be able to meet our accelerated production requirements, which would limit our ability to accelerate our deployment. Certain components we use in our manufacturing process have lengthy lead times from order date to delivery at our facility.

Our competitive position could be impaired if we either fail to protect our intellectual property or infringe third-party patent rights.

        We cannot provide assurance that we have or will be able to maintain a significant proprietary position on the basic technologies used in our flywheel systems. Our ability to compete effectively against alternative technologies will be affected by our ability to protect proprietary technology, systems designs and manufacturing processes. We do not know whether any of our pending or future patent applications under which we have rights will issue, or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes from competitors. Even if all of our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. In the past, we have incurred substantial costs in prosecuting or defending patent infringement suits, and such suits have diverted funds and resources that could have been used in our business.

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

        Government regulation of our services in the United States, whether at the federal, state or local level, including any change in regulations, tariffs or zoning, may increase the cost of our services or decrease our revenue, and may have a negative impact on our profitability. We cannot provide assurance that our services will not be subject to additional federal, state and local regulations governing traditional electric utilities and other regulated entities in the future. We expect that our Smart Energy Matrix™ plants will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, environmental, safety and related matters. For example, in certain ISOs, we may require permits from state utility commissions, and could be subject to fines or construction delays if those commissions determined that we were not in compliance with the permits. We do not know the full extent to which current or future regulations may affect our ability to build and operate our systems.

        In addition, if regulatory modifications change the structure of the markets, such modifications could adversely affect our business plan. If the market rules change in the future or current modifications being developed as a result of FERC Order No. 890 or expected new market rules related to performance pricing are not implemented, we may be required to change our business plan and there can be no assurance that we will be successful in doing so.

        Similarly, in international markets, we face the need in some countries to foster regulatory changes in order to enter and compete on a fair, equitable and economic basis. Even if achieved, unforeseen adverse developments in the regulatory landscape of these countries could impair our ability to enter or operate profitably in these markets.

The exercise of options and warrants and other issuances of shares will likely have a dilutive effect on our stock price.

        As of December 31, 2010, there were outstanding options to purchase an aggregate of 1,660,791 shares of our common stock at prices ranging from $2.30 per share to $93.10 per share, of which options to purchase 1,217,582 shares were exercisable as of such date. As of December 31, 2010, there were outstanding warrants to purchase 10,647,108 shares of our common stock, all of which were exercisable as of December 31, 2010.

        The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of our common stock. Additional dilution may result from the issuance of shares of our common stock in connection with collaborations or manufacturing arrangements or in connection with financing efforts.

Conversion of our outstanding preferred stock may lead to further dilution to holders of our common stock, and the outstanding preferred stock may reduce the amount available to our common stockholders in the event of a liquidation.

        We issued 10,000 shares of preferred stock at a purchase price of $1,000 per share in December 2010 as part of a financing. At the same time, we issued warrants to purchase an additional 5,000 shares of preferred stock at an exercise price of $1,000 per share, as well as common stock warrants. The preferred stock warrants can be exercised at any time by the holders, or we can force their exercise under certain circumstances. The preferred stock is currently convertible into shares of our common stock at a conversion price of $2.5234 per share, subject to adjustment (including adjustment for future dilutive issuances of common stock below that price). The conversion price may also be adjusted further as a result of our recent reverse stock split, based on the ratio of the volume weighted average trading prices of our common stock for the fifteen trading days before and after the reverse stock split. The amount of this latter adjustment, if any, has not yet been determined. We are required to make installment payments on the preferred stock in fixed dollar amounts through the scheduled maturity date of the preferred stock in February 2012. If certain equity conditions are met (including certain listing and trading volume requirements), we can pay the installment amounts, as well as dividends on the preferred stock, in shares of our common stock.

        As of March 11, 2011, there were 1,442.5 shares of preferred stock outstanding (not including 737.87 shares that were pre-redeemed on March 1, 2011 for the April 1, 2011 scheduled redemption) and unexercised warrants to purchase an additional 2,115 shares of preferred stock. The conversion of these shares of preferred stock into common stock (either by the holder or upon our payment of dividends or installment amounts in shares of our common stock) could lead to further dilution of our existing common stockholders. In the event we are unable to continue as a going concern or otherwise liquidate, then the outstanding preferred stock will have a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, plus an amount reflecting dividends remaining to maturity, following which the holders of preferred stock will participate in distributions to holders of our common stock on an as-converted basis. In such an event, the preferred stock may significantly diminish the amounts, if any, available for distribution to holders of our common stock.

Our financial performance could be adversely affected if we are unable to retain key executive officers.

        Our future success and our ability to effectively implement our business plan depends to a large degree on the management provided by the executive officers and thus on our ability to retain members of our executive team, which are: Mr. Capp, CEO and President; Mr. Spiezio, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary; Mr. Lazarewicz, Vice President and Chief Technical Officer; and Ms. Judson, Vice President, Asset Management and Market Development. There can be no assurance that we will be successful in retaining our executive officers. In March 2011, we entered into employment agreements with our executive officers that continue until terminated. The executives have the right to terminate employment for "good reason", as defined in their executive agreements, and receive the compensation and benefits defined in those agreements. The executives may also elect to terminate their employment, for any reason, upon at least 90 day written prior notice to the Company.

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

We currently purchase a small percentage of components for our flywheels from companies outside of the United States. We expect to expand our business to other countries. Engaging in business outside of the United States exposes us to a variety of risks related to the specific countries in which we may operate.

        Engaging in business outside the United States may expose us to a variety of risks, which include:

  •
  Different political and economic climates which we may not fully understand or be prepared to address

  •
  Potential political and economic instability, including armed conflicts

  •
  Potential imposition of government controls, trade restrictions, or changes in tariffs that may have a negative impact on our ability to operate, our cost structure or our revenue

  •
  Some electrical grids in other countries have different standards than in the United States. We may be unable to successfully meet these standards, resulting in loss of revenue or increase in costs

  •
  Some countries have different market structures, within which we may be unable to successfully operate or which may require regulatory changes in order for us to be paid for our services

  •
  Exchange rates in other countries may fluctuate significantly, which could expose us to the risk of currency exchange losses

  •
  If the US dollar strengthens, it may make the purchase of our technology less attractive to foreign customers

  •
  Some countries have different legal structures within which we may be unable to successfully enforce contracts or adequately protect our intellectual property

  •
  We may face difficulty in managing and operating installations located in another country, including cultural and language differences

  •
  We may face difficulty in repatriating funds from foreign operations due to limitations on the amounts that can be transferred to the United States, or taxes and penalties on such transfers.

        Due to the risks shown above, there is no guarantee that we would succeed in expanding and operating our business in countries outside of the United States. Failure to adequately address these risks could potentially have a material adverse effect on our business.

If our Smart Energy Matrix™ systems were to malfunction and/or cause damage we could be subject to possible product liability claims for both damages and fines that exceed our liability insurance coverage. Additionally, our stock price could drop as a result of negative publicity from such claims.

        We have incorporated technical features in our flywheel systems that are designed to ensure that a failure will not result in any significant damage, including secondary damage to the electrical grid. However, our Smart Energy Matrix™ is a complex system, and errors may occur during the manufacturing or installation process. Should a failure take place, we may incur substantial costs to repair or replace the defective equipment. In addition, failures may result in product liability claims against us. Liability claims may also be filed against us which have no merit, but which may require us to expend significant resources defending ourselves. Such claims, valid or not, could result in negative publicity. This could have a materially adverse effect on our business.

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

        Our certificate of incorporation permits the Company to issue preferred stock without stockholder approval upon such terms as the board of directors may determine, as was done in December 2010. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding common stock. Although we have no present intention of issuing additional preferred stock, issuance of a substantial number of preferred shares could adversely affect the price of our common stock.

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

        Pursuant to a Rights Agreement, dated as of September 25, 2002, between the Company and Computershare Trust Company, N.A. (fka Equiserve Trust Company, N.A.), as Rights Agent, as subsequently amended, we issued rights as a dividend on common stock on October 7, 2002, each of which initially entitles the holder to purchase 1/10th of a share of newly issued preferred stock for $22.50, in the event that any person not approved by the board of directors acquires more than 15% of our outstanding common stock. If the rights become exercisable, each right will entitle the holder to purchase $22.50 worth of our common stock or, in the event of an acquisition by another company, $22.50 worth of the common stock of the other company, at half its market value. In each case, the rights held by the acquiring person are not exercisable and become void. The Rights Agreement, as amended, may have the effect of discouraging a third party from making an offer to acquire us without the support of our Board of Directors, even if such an offer would be at a premium to the market price of our common stock at the time.

Our stock may be removed from The Nasdaq Stock Market if we do not maintain compliance with its listing rules:

        On September 14, 2010, at the end of previously applicable grace periods provided under the Nasdaq Listing Rules, we received a letter from The Nasdaq Stock Market informing us that our common shares had failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Listing Rule 5550(a)(2), and as a result, without further action our common shares would be subject to delisting. We appealed the Staff's determination, and on December 6, 2010, we announced that we had received a favorable ruling from the NASDAQ Listing Qualifications Panel which granted our request to remain listed on the NASDAQ, conditioned upon our satisfying the minimum bid price requirement by March 14, 2011, and also remaining in compliance on that date with NASDAQ's other, normal requirements for maintaining a company's continued listing. Specifically, we were required to evidence a closing bid price for our common stock of at least $1.00 per share for a minimum of ten consecutive business days by the close of business on March 14, 2011. In order to meet this requirement, we completed a reverse stock split on February 25, 2011, as discussed in our consolidated financial statement footnotes under "Subsequent Events", and thus we have regained compliance with the NASDAQ listing rules. However, should our stock price decrease in the future, there can be no assurance that we will be able to meet The Nasdaq Stock Market's minimum bid price requirements and therefore may lose our eligibility for quotation on The Nasdaq Stock Market.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Since January 2008, our principal executive offices, research and development, and manufacturing facilities have been located at 65 Middlesex Road, Tyngsboro, Massachusetts. This 103,000-square-foot facility, which has been renovated to meet our needs, is operated under a lease that expires in September 2014, with options to renew for two additional seven-year periods. The facility has a potential capacity for the production of more than 1,000 flywheels per year, although based on the manufacturing build-out thus far, that capacity is currently approximately 600 flywheels per year on a multi-shift operating basis.

        We own land in Stephentown, New York, on which we have completed a significant portion of the construction for our first 20 MW frequency regulation facility, which became partially operational in January 2011. Additionally, we have options to lease or purchase several other properties where we may build future Smart Energy Matrix™ plants.

Item 3.    Legal Proceedings

        None.

Item 4.    (Removed and Reserved)

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is quoted on The NASDAQ Capital Market under the symbol "BCON." The following table sets forth the high and low closing sales price of the common stock for the periods indicated.

	High	Low
Twelve months ended December 31, 2010
Fourth Quarter	$3.20	$1.80
Third Quarter	$3.70	$2.70
Second Quarter	$4.50	$2.90
First Quarter	$4.90	$3.80
Twelve months ended December 31, 2009
Fourth Quarter	$7.20	$4.50
Third Quarter	$8.70	$6.40
Second Quarter	$10.30	$4.30
First Quarter	$5.30	$3.30

        On March 11, 2011, the last reported sale price of our common stock on The NASDAQ Capital Market was $2.60 per share, and there were 39 holders of record of common stock. The number of record holders does not include holders of shares in "street name" through brokers.

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

        Until approximately March 25, 2011, our common stock will be quoted on the NASDAQ Capital Market with the Suffix D appended to it (BCOND) to reflect the occurrence of our one-for-ten reverse stock split on February 25, 2011, which is reflected in the above tables.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        There was no stock repurchase activity in 2010.

Item 6.    Selected Consolidated Financial Data

        The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and for the period from May 8, 1997, the date of Beacon's inception, through December 31, 2010.

						Period from May 8, 1997 (date of inception) through December 31, 2010
	Twelve months ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$896	$968	$68	$1,389	$969	$6,652
Cost of goods sold (exclusive of items shown separately below)	539	991	53	1,248	845	6,709

Gross profit	357	(23)	15	141	124	(57)
Operating expenses:
Operations and maintenance	3,590	2,931	—	—	—	6,521
Research and development	6,689	6,796	15,398	8,387	4,748	97,301
Selling, general and administrative	9,301	7,116	7,074	5,876	6,508	74,466
Loss on contract commitments	971	239	86	(578)	1,385	4,013
Depreciation and amortization	2,114	1,839	1,295	145	96	9,710
Casualty loss (recovery)	—	—	—	(69)	69	—
Restructuring charges	—	—	—	—	—	2,159
Loss on impairment of assets	—	—	—	—	—	4,664

Total operating expenses	22,665	18,921	23,853	13,761	12,806	198,834

Loss from operations	(22,308)	(18,944)	(23,838)	(13,620)	(12,682)	(198,891)
Interest and other income (expense), net	(372)	(116)	270	702	519	7,262

Net loss	(22,680)	(19,060)	(23,568)	(12,918)	(12,163)	(191,629)
Preferred stock dividends	—	—	—	—	—	(36,826)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	(113)

Loss to common shareholders	$(22,680)	$(19,060)	$(23,568)	$(12,918)	$(12,163)	$(228,568)

Loss per share, basic and diluted	$(1.19)	$(1.56)	$(2.59)	$(1.76)	$(2.06)

Shares used in computing net loss per share, basic and diluted	19,003	12,220	9,087	7,360	5,908

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,866	$22,605	$14,357	$30,417	$5,251
Working capital	(8,750)	18,364	6,198	28,820	3,310
Total assets	75,937	50,002	38,596	39,778	7,258
Long term debt	26,616	4,423	4,122	—	—
Total stockholders' equity	28,634	40,077	25,612	36,198	3,900

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

Overview

        We have experienced net losses since our inception and, as of December 31, 2010, had an accumulated deficit of approximately $229 million. We are focused on building, owning and operating merchant plants for frequency regulation and selling turnkey plants and systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. Moreover, we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern. In the future, as we increase the number of our merchant regulation facilities and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

        In November 2008, we began operating our first 1 MW Smart Energy Matrix™ on the electricity grid in Tyngsboro, Massachusetts. This 1 MW system was installed under ISO New England's Alternative Technologies Regulation pilot program. The pilot program was approved by FERC as part of ISO New England's compliance with FERC Order No. 890, which is intended to promote greater competition in electricity markets, strengthen the reliability of the grid, and allow so-called "non-generation" resources (which include our flywheel technology), to participate in frequency regulation markets on a non-discriminatory basis. The pilot program allows us to generate revenue for regulation services while ISO-NE develops permanent market rules that will govern application of the technology. We added a second megawatt of capacity in Tyngsboro in July 2009, and a third megawatt in December 2009, all of which have earned revenue through the pilot program. We have redeployed a portion of these three MW to the Stephentown site and we may also redeploy additional systems to our NorthWestern Energy project. As available, we may operate up to 1 MW of capacity from time to time in the ISO-NE pilot program.

        During 2010, our focus as a company has been on securing the financing to complete our Stephentown plant, ramping up production in order to build the necessary flywheels, working with NYSEG and NYISO on substation improvements required for interconnection to the grid, and completing activities required to develop the site, install, test and commission the equipment.

        On August 6, 2010, SRS, a wholly-owned subsidiary of Beacon, closed on a loan guaranteed by the DOE, which, over time, will allow us to borrow up to approximately $43 million to finance 62.5% of the estimated $69 million total project cost of our 20 MW plant currently under construction in Stephentown, New York. At the closing of the loan, Beacon contributed the remaining 37.5% of the expected project costs in the form of $18.9 million in inventory, assets, eligible project costs and $7 million in cash, which was deposited into an SRS cash account (known as the "base equity account") controlled by the collateral agent. We expect to receive 100% reimbursement from the FFB for ongoing budgeted project costs until such time as 62.5% of the aggregate of all eligible project costs have been funded. After 62.5% of the aggregate of all eligible project costs have been funded with loan proceeds, (a) 62.5% of each request for funding will be funded with loan proceeds from the FFB, and (b) 37.5% of each request for funding will be funded with the proceeds taken from the base equity account. However, we are responsible for any cost overruns for the project. As of December 31, 2010, we have drawn down approximately $4 million of the cash that was contributed to the project, and have received advances of $22.2 million under the FFB loan for eligible project expenditures. The project is proceeding on budget, and we do not currently anticipate any cost overruns. Going forward, each monthly disbursement from the loan will be subject to the satisfaction of certain conditions. See Liquidity and Capital Resources below.

        On May 24, 2010, we announced that we signed a contract with the New York State Energy Research and Development Authority (NYSERDA) relating to a $2 million grant. This grant will provide $1.5 million to pay for a portion of the interconnection and other aspects of the Stephentown facility, which is being accounted for as a reduction of eligible project costs on a percentage-of-completion basis; $100,000 for a visitor information center to be built at the Stephentown site; and $400,000 for other project tasks not specifically related to SRS project costs, which is being accounted for as Beacon grant revenue, also on a percentage-of-completion basis.

        As of the end of 2010, more than 10 MW of energy storage capacity were installed and fully tested and ready for grid interconnection. In addition, all support systems and ancillary hardware for the plant's eventual matrix of 200 flywheels, including control software, power electronics, cooling and other equipment were in place, pending completion of work required on the local utility provider, New York State Energy and Gas (NYSEG), substation. We energized and interconnected 8 MW of flywheel energy storage and began earning frequency regulation revenue in Stephentown as of January 24, 2011. As of that date, all interconnection systems between the Stephentown plant and NYSEG were operational to enable the full 20 MW plant to come online. As of the date of this filing, 14 MW of capacity is operational and earning revenue. Additional megawatts of energy storage capacity are expected to be progressively energized, with all 20 MW expected to be operational during the second quarter of 2011.

        In 2011 and 2012, we will continue to have capital needs that will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants to fund operations as we continue to build and deploy flywheel plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis. Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

  •
  The timing of funds disbursement from the DOE-guaranteed loan and the DOE Stimulus Grant

  •
  Sale of turnkey plants and the associated margin and terms and conditions of those sales

  •
  Corporate or project financing and its availability

  •
  Equity transactions and the amounts thereof

  •
  Receipt of environmental and site-related permits and approvals

  •
  Receipt of grid interconnection approvals

  •
  Cash flow generated by in-service plants.

        Our profit and losses as well as uses of cash may fluctuate significantly from quarter to quarter due to fluctuations in revenues, costs of development, costs of materials to build flywheels and other components of our Smart Energy Matrix™ and the market price for regulation services. In addition, our cash may fluctuate by period due to the timing of capital expenditures for expanding manufacturing capabilities and/or construction of frequency regulation facilities and the related timing of project financing or equity raises. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. See "Liquidity and Capital Resources" for more information concerning our access to and uses for capital.

Revenue

        Our revenue during 2010 came primarily from three sources:

  •
  Frequency regulation service revenue from the ISO-NE pilot program

  •
  Research and development (R&D) contracts and a grant, for which revenue has been recognized using the percentage-of-completion method

  •
  Other revenue, which includes the sales of inverters, accessories and APS credits.

        Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and the sale of turnkey flywheel systems. We have also earned revenue from research and development contracts, and we continue to pursue similar contracts. Additionally, we have earned revenue from the sale of APS certificates or similar "clean energy" credits. However, revenue from such credits has not been material. Further, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

        Revenues we have received from this pilot program are less than those that we expect to receive under permanent market rules, principally because under ISO-NE's pilot program rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. We expect that ISO-NE will develop a proposal for permanent market rules during the first quarter of 2011, to take effect, if approved by FERC, by the end of 2011. These rules will enable us to receive the economic equivalent of this payment component. Additionally, we expect ISO-NE's new market rules to retain a pay-for-performance feature, whereby fast-response regulation resources, such as our flywheels, will continue to receive higher-than-average mileage payments on the basis of their greater speed and effectiveness.

        Revenue from frequency regulation from the pilot program decreased in the fourth quarter of 2010 from the third quarter of 2010 because we moved 2 of the 3 MW of capacity to our plant under construction in Stephentown, New York. The remaining flywheels were taken out of service temporarily to upgrade certain components in the flywheels to match more recent versions currently being installed in New York and to allow us to use the indoor facility to test new flywheels as they are produced. We have reinstalled a portion of the 1 MW previously in service inside our plant in Tyngsboro to the facility outside our building. As a result, the percentage of time in service and the amount of regulation provided in the fourth quarter of 2010 are not consistent with prior results.

        On February 17, 2011, FERC issued a NOPR that, if adopted as proposed, would direct each ISO to implement a "pay-for-performance" compensation structure for frequency regulation. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Should FERC's rule requiring performance-based regulation tariffs be adopted, the economics of our plants would be significantly enhanced and our addressable markets would also significantly expand.

        Frequency regulation revenue in 2011 is expected to be significantly higher than in 2010, as we have begun to earn revenue from our NY plant in January 2011 and anticipate having all 20 MW online during the second quarter. Additionally, we expect our R&D contract revenue to be higher in 2011 than in 2010 due to expected completion of work under the ARPA-E contract.

Cost of Goods Sold

        Our cost of goods sold (COGS) for frequency regulation services includes the cost of energy and retail transmission and distribution (T&D) charges. In 2010, approximately one third of our frequency regulation COGS represented the cost of energy; the remaining two thirds consisted of T&D charges from the local utility. We incurred the T&D charges because our pilot storage assets in Tyngsboro are connected to the grid through distribution-level power lines. Since our 20 MW facilities, including Stephentown, will be connected to the grid at transmission-level, we will not incur these T&D fees. Consequently, we expect our gross margins for our 20 MW plants to be significantly higher than they have been for the pilot program.

        Cost of goods sold for R&D contracts is being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs. Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

Operations and Maintenance

        Operations and maintenance (O&M) expenses are related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations. Since our current production levels are still well below our facility's full capacity, O&M costs for the years ended December 31, 2010 and 2009 include a significant amount of unabsorbed overhead. In addition, non-capitalizable costs associated with substation upgrades in Stephentown, costs associated with running ISO-NE pilot resources and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in O&M. For the year ended December 31, 2008 and prior, Operations and maintenance costs were combined with our Research and development costs. O&M expenses will increase as we ramp up our production capacity and begin to operate and maintain the Stephentown facility.

Research and Development

        Research and development (R&D) represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process. We expect R&D expenses to decrease slightly in 2011.

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

Selling, General and Administrative Expenses

        Our selling expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses and regulatory compliance efforts. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. Overall, we expect our selling, general and administrative expenses for fiscal 2011 to be significantly lower than those in 2010, primarily because selling, general and administrative expenses for 2010 included approximately $1.2 million in direct costs associated with the preferred stock financing that was completed in December 2010.

Loss on Contract Commitments

        Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts. Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss. Each quarter we perform an estimate-to-complete analysis, and any increases to our original estimates are recognized in the period in which they are determined. Contract loss increased in 2010 over 2009 because we recorded our expected cost share on the ARPA-E contract; this was offset partially by credits resulting from lower than expected losses on other contracts completed in 2010. We expect our contract loss to be lower in 2011 than in 2010.

Depreciation and Amortization

        Our depreciation and amortization is primarily related to depreciation on capital expenditures, the amortization of lease and leasehold costs related to our facilities and the amortization of deferred loan costs. Depreciation and amortization expense will increase substantially in future periods as we build and deploy our frequency regulation installations and amortize costs associated with the FFB loan.

Interest Income (Expense)

        Interest income is attributable to interest earned from cash deposits.

        Interest expense relates to the MassDev loan, FFB loans, "make whole" dividends paid when investors convert their preferred stock, along with the amortization of warrants issued in conjunction with the MassDev loan. A substantial portion of our interest expense relating to the MassDev and FFB loans has been capitalized. Interest expense also includes non-cash interest relating to our mandatorily redeemable convertible preferred stock, preferred stock warrants, and common stock warrant liabilities (see Debt or derivatives recorded at fair value, below). Interest expense will increase substantially in 2011 as we continue to draw down on the FFB loan. Non-cash interest may be either a charge or a credit, depending on changes in the fair value of the preferred stock and warrants and the fair value of our common stock when we redeem our preferred stock or investors exercise their warrants.

Other Income/Expense, net

        Other income/expense, net, consists primarily of currency exchange losses, gain or losses on the sale or disposition of fixed assets, and refunds received for the settlement of certain claims.

Gain (Loss) on extinguishment of debt

        Gain (loss) on extinguishment of debt is a non-cash item representing the gain or loss recognized when investors voluntarily convert their mandatorily redeemable convertible preferred stock for common stock. The gain or loss is calculated as the difference between the fair value of the common stock and the fair value of the preferred stock as of the date of the conversion. The amount of any such gain or loss in 2011 will vary based on the amount of preferred stock that is converted and the fair value of our common stock at the date of such conversion.

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

Debt recorded at par value or stated value

        The MassDev and FFB loans are recorded on our balance sheet at par value or stated value adjusted for unamortized discount or premium. Discounts and premiums for debt recorded at par value or stated value generally are capitalized and amortized over the life of the debt and are recorded in interest expense using the effective interest method. Such costs are amortized over the life of the debt and are recorded in depreciation and amortization expense.

Debt or derivative liabilities recorded at fair value

        Costs related to the issuance of debt for which we have elected the fair value option are recognized in current earnings. We have elected not to mark our MassDev or FFB loan to market through the income statement. However, we have three instruments that are recorded as debt or derivatives which we have elected to mark to fair value through earnings: our mandatorily redeemable convertible preferred stock, our preferred stock warrants, and the common stock warrants issued in conjunction with our preferred stock. We determine fair value for these instruments as of the end of each reporting period, and we reduce the amount outstanding for any redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Non-cash interest.

  •
  Mandatorily Redeemable Convertible Preferred Stock

    The certificate of designations governing the rights and preferences of the preferred stock contains several embedded features that would be required to be considered for bifurcation. The preferred stock is mandatorily redeemable and therefore has to be recorded as a liability. We have elected the fair value option, and as such, will value the host preferred stock certificate of designations and embedded features as one instrument. Any changes in the fair value of the preferred stock is charged or credited to Non-cash interest on the consolidated statements of operations. See Notes 3 and 12 to the Consolidated Financial Statements.

    •
    Redemptions:    We expect to redeem our preferred stock by issuing common stock. The difference between the fair value of the preferred stock and the fair value of the common stock on the date the common stock issued is charged or credited to Non-cash interest.

    •
    Conversions:    Investors in the preferred stock can voluntarily convert their preferred shares to common stock at a conversion price defined in the certificate of designations for the preferred stock. The difference between the fair value of the preferred stock and the fair value of the common stock given in conversion is recognized as a non-cash gain or loss on the extinguishment of debt.

    •
    Dividends:    Dividends paid with scheduled redemptions are expected to be paid in common stock. However, when an investor voluntarily converts its preferred shares, we are required to pay the investor for the dividends that would have been earned had the shares been held to maturity. The portion of those dividends that have not been accrued must be paid in cash, and are referred to as "make whole" payments. Cash dividends are charged to Interest expense. Dividends paid in stock are valued at the fair value of the common stock as of the date of issuance, and charged to Non-cash interest.

  •
  Preferred Stock Warrants

    We account for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants are recorded as a liability because the underlying shares of convertible preferred stock are mandatorily redeemable, which obligates us to transfer assets at some point in the future. (See Notes 3 and 12 to the Consolidated Financial Statements.) The warrants are subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized in Non-cash interest on the consolidated statements of operations. If the warrants are exercised, the warrant liability will be reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise is charged or credited to Non-cash interest.

  •
  Common Stock Warrants

    We have issued common stock warrants in connection with the December 2010 preferred stock offering. (See Notes 3 and 14 to the Consolidated Financial Statements.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

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

  •
  Grants

    Grants that relate to revenues are recognized in the same period as the related revenues are reflected. Grants that relate to current expenses are reflected as reductions of the related expenses in the period in which they are reported. Grants that relate to depreciable property and equipment are reflected in income over the useful lives of the related assets, and those related to land are amortized over the life of the depreciable facilities constructed on it. A given grant may be parsed into various components, each of which may be treated either as current revenue, reduction of current expenses, or as deferred revenue to be amortized over the life of a fixed asset, as appropriate given the structure and nature of the grant. Grants to be recognized as current revenue will be recognized on a percentage of completion basis.

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

        We have a limited amount of inventory related to our inverter product line, for which reserves were recorded in prior years. These impairment charges were made due to the uncertainty of realizing any future value from the inventory due to the lack of substantial revenues to date from our inverter product line. Accordingly, for the years ended December 31, 2010 and 2009, the value of our inverter product line inventory was fully offset by these reserves.

Patent Costs

        We capitalize external legal costs incurred in the defense of our patents where we believe it is likely that the patent has a future economic value to us. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs will be adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents. We own intellectual property in the form of various patents, and expect to obtain other patents during 2011 and beyond. In December 2004, we recorded impairment charges to write down our capitalized patent costs to zero, due to the lack of substantial revenues to date and the uncertainty of realizing any future value from these patents. Accordingly, all costs incurred from 2004 through 2008 related to the development of intellectual property were expensed as incurred. However, as of 2009, as we began to commercialize our technology, we again began to capitalize legal costs associated with obtaining patents which we expect to have future commercial value, and to amortize these costs over the life of the patent. We review our intangible assets periodically for impairment, and record impairment reserves as appropriate. Costs for patents that have not yet been issued are capitalized, but we do not begin to amortize them until such time as the patent is issued. If we determine that a patent will not be issued, any previously capitalized costs are expensed.

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

        Based on our annual analysis, no asset impairment charges were considered necessary for 2010, 2009 or 2008.

Other assets and deferred financing costs

        We will defer our direct costs incurred to raise capital. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals. For equity capital, these costs will be charged to Additional Paid in Capital when the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred. Deferred financing costs related to debt are also deferred, and amortized over the term of the debt using the effective interest method.

Advance billings on contracts

        We may receive performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances are classified as current liabilities.

Recently Issued Accounting Pronouncements

        Recently adopted accounting pronouncements and recently issued pronouncements are discussed in Note 2 of Item 8, "Consolidated Financial Statements and Supplementary Data" of our Annual Report on Form 10-K, and are incorporated herein by reference.

Results of operations

Comparison of Years ended December 31, 2010 and 2009

	Year ended December 31,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$896	$968	$(72)	-7%
Cost of goods sold	539	991	(452)	-46%

Gross margin	357	(23)	380	1652%

Operating expenses:
Operations and maintenance	3,590	2,931	659	22%
Research and development	6,689	6,796	(107)	-2%
Selling, general and administrative	9,301	7,116	2,185	31%
Loss on contract commitments	971	239	732	306%
Depreciation and amortization	2,114	1,839	275	15%

Total operating expenses	22,665	18,921	3,744	20%

Loss from operations	(22,308)	(18,944)	(3,364)	18%
Interest and other income (expense), net	(372)	(116)	(256)	221%

Net loss	$(22,680)	$(19,060)	$(3,620)	19%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2010 and 2009.

		Year ended December 31,		Cumulative Contract Value Earned as of December 31, 2010
	Percent complete				Total Contract Value	Remaining Value (Backlog)
		2010	2009
		(dollars in thousands)
Frequency regulation:		$373	$286

Contracts:
NAVSEA	100.0%	—	500	$500	$500	$—
Tehachapi	87.1%	56	152	218	250	32
PNNL	100.0%	84	20	104	104	—
ARPA-E	5.4%	121	—	121	2,246	2,125
ABIOMED	NA	18	—	18	NA	NA
NYSERDA	45.0%	180	—	180	400	220

Total Contract and Grant Revenue		$459	$672	$1,141	$3,500	$2,377

Other (inverters, accessories and APS credits):		64	10

Total revenue		$896	$968

        Revenue for the year ended December 31, 2010, decreased by approximately $72,000, or 7% over the same period in 2009. Frequency regulation revenue earned in 2010 through our participation in the ISO-NE pilot program increased by approximately $87,000, or 30%, over 2009 levels. Contract revenue decreased by approximately $213,000, or 32%, in 2010 as compared to 2009. Other revenue increased by approximately $54,000, or 540%.

Frequency regulation revenue

        The increase was due primarily to an increase in capacity during 2010, partially offset by lower average pricing for regulation in the New England Market. 2010 frequency regulation revenue dropped in the fourth quarter of 2010 as compared to the third quarter of the same year by approximately $42,000 because we transferred 2 of our 3 MW of capacity to our plant currently under construction in Stephentown, New York. The increase in regulation revenue was less than would have been expected based on the increases in capacity, due to average regulation clearing prices which were lower, on average, in 2010 than in 2009.

        Revenues received from this pilot program are less than those we would expect to receive under permanent market rules because under pilot program rules, we are not eligible for opportunity cost payments. Opportunity cost payments represent approximately one-third of the revenue received by conventional regulating generators. We expect ISO-NE to design permanent market rules during the first quarter of 2011 for implementation during 2011, if approved, that will have the effect of compensating us for the opportunity cost component that we do not currently receive under the pilot program. The trend at other ISOs has been to incorporate features in their tariffs that intrinsically compensate all resources, including energy storage providers, for opportunity costs.

Contract revenue

        The decrease in contract revenue in 2010 was primarily because we completed the $500,000 NAVSEA contract in 2009. The NAVSEA contract represented 74% of our 2009 contract revenue. However, in 2010, we began work on the ARPA-E contract, for which we expect to earn $2.2 million over a two-year period (and which was only 5.4% complete as of the end of 2010). In 2010, we were awarded a $2 million grant from NYSERDA, $1.5 million of which will be accounted for as a reduction in the Stephentown project cost; $100,000 which will be used to build a visitor center in Stephentown, New York, and $400,000 which will be earned through the completion of non-SRS related project milestones, of which $180,000 has been recognized as grant revenue based on percentage of completion as of December 31, 2010. We also earned $18,000 from a new contract, ABIOMED, for which we are being paid on an hourly basis for engineering work. We do not expect significant revenue from this contract in 2011. In 2010, we completed the PNNL contract. We anticipate completing the Tehachapi contract in 2011.

Other revenue

        Other revenue consists of the sale of APS credits and the sale of inverters and accessories. We earned approximately $39,000 from the sale of APS credits in 2010, as compared to approximately $3,000 during 2009. We expect APS sale revenue to decrease in 2011, as we have significantly reduced the storage capacity in service in Tyngsboro, as noted above. We also earned approximately $25,000 from the sale of inverters and other accessories in 2010, as compared to $7,000 in 2009.

Cost of goods sold

        Cost of goods sold for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$373	$318	$55	$286	$319	$(33)
Contract	459	221	238	672	672	—
Inverters and APS credits	64	—	64	10	—	10

Total	$896	$539	$357	$968	$991	$(23)

        Cost of goods sold, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales decreased from approximately $991,000 in 2009 to approximately $539,000 during 2010, a drop of approximately $452,000, or 46%. Despite an increase in the MW capacity available for frequency regulation in 2010 as compared to 2009, the cost of goods sold for frequency regulation decreased by approximately $1,000 in 2010 as compared to 2009. Cost of goods sold for contracts decreased by approximately $451,000, or 67%.

Frequency regulation cost of goods sold

        On a year to date basis, our average gross margin on frequency regulation was positive 14.7% for 2010, as compared to a negative 11.5% margin for 2009. This significant improvement resulted from ISO-NE's decision to allow us to net the energy consumption of our regulation resource and pay the wholesale rate for net energy usage as of late April 2009. During the first six months of the pilot program (which included the first four months of 2009), our electricity costs for operating the Smart Energy Matrix™ in Tyngsboro were unusually high. Our connection to the grid for the pilot program was made through National Grid distribution lines, rather than directly to the ISO through transmission lines, due to cost and time factors. Consequently, from November 2008 through late April 2009, we paid the retail price for our gross withdrawals from the grid instead of paying the wholesale price for the net electricity (withdrawals minus injections), plus retail transmission and distribution charges. In late April 2009, ISO-NE and our local distribution company implemented a change that reduced our cost of electricity by netting the electricity withdrawn and injected into the grid, and billing for that net usage at the wholesale rate. In addition, a new regulation dispatch signal implemented by ISO-NE in May 2009 reduced the net amount of electricity we needed to purchase. While we are still paying retail transmission and distribution charges, the reduction in energy costs resulting from the adjustment that allows us to net our energy costs enabled us to begin earning positive gross margins in May 2009. During the third quarter of 2010, we began to utilize our pilot resource to test flywheels going to Stephentown, and therefore we were not operating these units at maximum efficiency. Due to this, combined with a continuing decrease in the ISO-NE clearing price for frequency regulation, margins were negative during the last half of 2010.

        We expect the cost of electricity to be significantly lower for our 20 MW facilities than for the ISO-NE pilot resource because we plan to be connected to transmission-level (rather than to distribution-level) power lines, and thus we will not be subject to transmission and distribution fees and we will be billed for our energy at the wholesale rate. Those fees have represented approximately 71% of our cost of energy during 2010. Of the $318,000 cost of energy during 2010, approximately $226,000 represented transmission and distribution charges for the period. If we had been connected to transmission-level (rather than to distribution-level) power lines, our gross margins for each period would have been substantially higher.

Contract cost of goods sold

        Since most of our contracts have been on a cost-share basis for which we record our expected cost share as a contract loss at the inception of the contract, there is typically no gross margin reported for our contracts. However, in 2010, we recorded a credit in cost of sales for contracts in the second quarter of 2010 as a result of completing the PNNL contract at a substantially lower cost than originally estimated. In addition, we recorded grant revenue of $180,000 for the NYSERDA contract related to tasks for which there was no direct cost associated. We do anticipate incurring direct costs for the completion of the NYSERDA contract tasks; however, we expect there to be a positive gross margin on the completion of those tasks.

Operations and maintenance expense

        Our operations and maintenance (O&M) costs increased by approximately $659,000, or 22.5%, in 2010 as compared to 2009. See the table below for explanations of the factors which were responsible for the most significant changes. The net change in O&M costs from 2009 to 2010 is shown below:

	Year ended December 31,	Comment
	(in thousands)
Year ended December 31, 2009	$2,931
Subcontractors and consultants	2,655
		Increase due primarily to costs associated with the interconnection and substation at Stephentown. Approximately $1.4 million of these costs and other related project costs (see expense materials below) have been or will be reimbursed by the NYSERDA grant. The grant reimbursement credit is included with "Allocations and Overhead" below.

	Year ended December 31,	Comment
	(in thousands)
Expense materials	1,326	Approximately $770K related to substation costs in Stephentown. The remainder is due to increased spending for small tools and equipment, tooling and non-recurring expenses, and production supplies.
Salaries and benefits	414	Increased staffing as we ramp up manufacturing and construction of our Stephentown facility, along with higher costs for benefits, particularly employee health insurance.
Occupancy and repairs	225	Increase year to date due primarily to the cost of repairs to the roof at our Tyngsboro facility, and lease option costs for future plant sites.
Legal	55	Increase due to legal costs associated with required monitoring for the DOE loan.
Allocations and overhead	(4,400)
		The NYSERDA grant awarded in June 2010 includes various milestones, or tasks, of which $1.5 million relate to non-capital costs associated with the SRS project. This portion of the grant is being recorded as a reduction of expenses on a percentage-of-completion basis, of which $1.4 million was earned in 2010 and for which we have credited "Allocations out". The remainder represents higher overhead applied based on increasing production levels.
Outside documentation/testing	32	Increase represents cost associated with the grid interconnection in Stephentown.
Travel	30	Increase in travel.
Software and maintenance	25	Increase in software costs.
Hiring expense	22	Increase due to new hires to support increased production for Stephentown.
Interconnection and ISO fees	9	Interconnection and ISO fees for the ISO-NE pilot program.
Telephone	14	Increase in telephone costs.

	Year ended December 31,	Comment
	(in thousands)
Other	252	Increase includes $114K write-off of "non-fungible costs" related to the construction of the 2MW system in service in Tyngsboro, $75K for loan application costs, $17K bank charges related to the DOE loan-mandated cash accounts, $41K in safety equipment and $5K miscellaneous costs.

Year ended December 31, 2010	$3,590

Research and development expense

        For the year ended December 31, 2010, research and development (R&D) expenses were approximately $107,000, or 1.6%, lower than for the same period in 2009. The table below details the changes in R&D spending from 2009 to 2010:

	Year ended December 31,	Comment
	(in thousands)
Year ended December 31, 2009	$6,796
Expense materials	(605)
		In 2009, the materials cost included in R&D were primarily the cost of redesigning and replacing motors as part of the motor-stator redesign needed to reduce the operating temperature of the flywheels and engineering efforts to reduce the cost of the flywheels. In 2010, expense materials for R&D decreased. It now primarily relates to work developing lower cost components for our flywheels.
Salaries and benefits	(288)	Slight increases in staffing levels and benefit costs were more than offset by a lower bonus accrual for 2010 as compared to 2009.
Subcontractors and consultants	396	Increased use of contractors.
Allocations and overhead	296	Reduction in overhead allocated to contracts, especially the Navy contract which was substantially completed in 2009.
Occupancy	105	Increase primarily due to cost to repair the roof at our Tyngsboro facility.
Stock Compensation	(78)
		The reduction in stock compensation for 2010 compared to 2009 is due to declining expense amounts for prior year grants based upon the use of the accelerated method of calculating stock compensation expense.
Travel	50	Increase in travel.

	Year ended December 31,	Comment
	(in thousands)
Legal	33	Increase in legal costs related to patents.
Other	(16)

Year ended December 31, 2010	$6,689

Selling, general and administrative expenses

        Selling, general and administrative costs (S,G&A) increased by approximately $2,185,000, or 31%, in 2010 from their 2009 levels. The primary changes to S,G&A expenses from 2009 to 2010 are as follows:

	Year ended December 31,	Comment
	(in thousands)
Period ended December 31, 2009	$7,116
Subcontractors and consultants	856
		Approximately $700K represents the underwriter fee for the preferred stock financing in December 2010. The balance represents increased use of consultants, especially in regards to international marketing efforts.
Legal, audit and professional fees	468	Increase represents legal costs associated with the preferred stock financing. These costs are expensed as incurred because we elected the fair value option for this debt.
Salaries and benefits	309	Increase due to new hires, primarily to support the administrative cost of managing the Stephentown project and market sale of turnkey systems.
Hiring Expense	168	Cost associated with new hires.
Travel	93	Increase in travel, especially international travel.
Public company / investor relations	82	Increase due to costs associated with the preferred stock financing, as well as higher costs associated with the annual meeting, proxy, and annual report.
Conferences and trade shows	48	Increased attendance at conferences and trade shows as part of business development and marketing efforts.
Stock Compensation	40	Increase due to option grants to new hires, officers, and a service provider.
Taxes	45	Increase in Delaware Franchise tax.

	Year ended December 31,	Comment
	(in thousands)
Small tools and equipment	26	Increase due primarily to cost of computers for new hires and replacement of aging PC for existing employees.
Allocations and overhead	(10)
		Represents G&A overhead allocated to the Navy and other contracts. The allocation credit in the third quarter of 2010 was lower than during the prior year because the Navy contract had previously been completed.
Occupancy	19	Occupancy increased year to date due to cost of building repairs.
Benefit administration	9	Increase due to new hires, and higher payroll processing fees related to change in payroll cycle to weekly for hourly employees to comply with Davis-Bacon Act requirements.
Other	32	Increases in bank fees, $11K; insurance, $10K; advertising, $7K, other $4K.

Period ended December 31, 2010	$9,301

Loss on contract commitments

        Our contracts have been primarily for the development of demonstration units of new products, design of a frequency regulation plant, design of a flywheel for use by the Navy in their electric ships, and other work that supports our core research and development efforts. Most of these contracts have been structured on a cost-share basis for which the expected cost share has been recorded as a contract loss; however, even contracts awarded on a "cost-plus-fixed fee basis" determine their allowable "cost" basis on government-allowable overhead rates, which differ from overhead rates required by GAAP. In particular, most of our stock compensation expense is not an allowable cost for the purposes of calculating government-allowable rates. As a consequence, we may incur losses on our financial statements even for contracts granted on a cost-plus-fixed fee basis. Each quarter, we perform an estimate-to-complete analysis, and any changes to our original estimates are recognized in the period in which they are determined.

        In September 2010, we signed a contract with the DOE's Advanced Research Projects Agency—Energy (ARPA-E) to develop critical components of a highly advanced "flying ring" flywheel energy storage system over a two year period, for which we expect to receive approximately $2,200,000. In addition, we are expected to contribute an additional 20% of program costs. Accordingly, we recorded a contract loss during the third quarter of 2010 of $1,070,000, which represents our cost share portion of the contract, plus the difference between our GAAP overhead rate and the contract bid rate.

        In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission. We will receive approximately $250,000, in total, to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected "cost share" portion of the Tehachapi contract. During the first quarter of 2009, we increased the loss reserve for the Tehachapi contract by $132,500, bringing the total contract loss to approximately $219,000. This increase was based on the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate. No additions were considered necessary to the loss reserve for the Tehachapi contract during the twelve months ended December 31, 2010.

        During the fourth quarter of 2009, we began work on the PNNL contract. According to the terms of the contract, we expected to incur R&D costs of approximately $210,000, and to receive approximately $104,000 to offset those costs. Accordingly, during the fourth quarter of 2009, we recorded a charge of approximately $106,000 for our "cost share" portion of this contract. We completed the contract during the second quarter of 2010, at a lower cost than initially expected, and consequently, we reversed the previously established loss reserve and adjusted the cost of sales to properly reflect the margin on this contract.

        On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships. The value of the initial research and development work is estimated at $900,000, $500,000 of which had already been appropriated and is was completed as of December 31, 2010. An additional $50,000 was funded in February 2011. Subsequent phases, if funded, would involve work estimated at up to an additional $2,050,000. This contract was awarded on a "cost plus fixed fee" basis. After final overhead rate adjustments, we increased the costs charged to the Navy contract by approximately $43,000. We recorded a contract loss reserve of approximately $50,000 in the second quarter of 2010, since the total costs exceed the total appropriated to date for the contract, and we charged the additional overhead costs, plus an additional $7,000 in unbilled costs against this reserve.

        The organization that originally sponsored our NYSERDA PON 800 contract has undergone a variety of organizational changes, which have resulted in this contract being terminated. Unbilled allowable charges of approximately $8,000 were charged to the contract loss reserve, and the remaining reserve of approximately $46,000, was reversed in June 2010.

Depreciation and Amortization

        Depreciation and amortization expense increased from approximately $1,839,000 during the year ended December 31, 2009, to approximately $2,114,000 for the same period in 2010, an increase of approximately $275,000, or 15%. The increase in depreciation and amortization resulted primarily from the capitalization of flywheel and related equipment that was placed into service in July and December of 2009, as well as machinery and equipment purchased in the fourth quarter of 2009 and in 2010. As of December 31, 2010, we had approximately $41,200,000 in CIP of which approximately $24,200,000 is for flywheels or materials to build flywheels and approximately $16,200,000 are costs related to the construction of our Stephentown facility.

Interest and Other Income (Expense), net

        Average cash balances during 2010 were approximately $5,000,000 higher than during 2009. However, interest rates were significantly lower in 2010. As a result of the lower interest rates, interest income for 2010 was approximately $3,300 lower than during 2009. Interest expense for the years ended December 31, 2010 and 2009 was as follows:

	Year ended December 31,
	2010	2009
Cash paid for interest	$283,397	$249,620
Accrued interest and interest added to FFB loan	104,517	—
Make-whole dividends paid upon conversion of redeemable preferred stock	67,321	—
Amortization of MassDev warrants	51,435	47,215
Less: Interest Capitalized	(259,654)	(181,677)

	$247,016	$115,158

        Interest expense for the year ended December 31, 2010 is approximately $132,000 higher than in the comparable period in 2009 due to interest related to the FFB loan and make-whole cash dividends paid upon conversion of redeemable preferred stock. Interest on that loan is payable quarterly; however, during the construction period we have the option to defer the interest payments by adding them to the principal loan balance. We chose to defer the interest payment that was due on December 15, 2010.

        Other income (expense) for the years ended December 31, 2010 and 2009 was as follows:

	Year ended December 31,
	2010	2009
Gain (loss) on sale or disposition of assets	$5,000	$(16,933)
Claim settlements, various	3,577	3,835
Currency exchange gain/(loss)	(90,583)	(1,736)

Other income (expense), net	$(82,006)	$(14,834)

Non-cash interest related to preferred stock and associated warrants

        Non-cash interest related to preferred stock and associated warrants for the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
Non-cash interest income (expense):	2010	2009
Dividends paid in common stock with conversions	$(220)	$—
Dividends paid in common stock with redemptions	(78,607)	—
Interest expense on redemption of preferred stock	(842,075)	—
Fair value adjustment to preferred stock	430,850	—
Fair value adjustment to preferred stock warrants	276,600	—
Fair value adjustment to common stock warrants	487,400	—

Subtotal	273,948	—
Less: prepaid interest	62,886	—

Non-cash interest expense as of December 31, 2010	$336,834	$—

Loss on extinguishment of debt

        Loss on extinguishment of debt of approximately $390,000 at December 31, 2010 is a non-cash item representing the gain or loss recognized when investors voluntarily converted their mandatorily redeemable convertible preferred stock for common stock. The gain or loss was calculated as the difference between the fair value of the common stock and the fair value of the preferred stock as of the date of the conversion. The amount of any such gain or loss in 2011 will vary based on the amount of preferred stock that is converted and the fair value of our common stock at the date of such conversion. Subsequent to year end, as of March 15, 2011, preferred warrantholders exercised 3,215 preferred warrants, for which we received proceeds of $3,215,000. Additionally, from January 1, 2011, through March 15, 2011, investors voluntarily converted 7,960 preferred shares into common stock. We expect to report a non-cash loss on extinguishment of debt related to these conversions of approximately $6.8 million in the first quarter of 2011. The weighted average fair value of the common stock for the first quarter 2011 conversions was $2.95 per share, as compared to $2.24 per share for the conversions executed prior to December 31, 2010. As of March 15, 2011, there were 1,440 shares of preferred stock and 1,785 preferred warrants still outstanding.

Net Loss

        As a result of the changes discussed above, the net loss for the year ended December 31, 2010 was approximately $22,680,000, an increase in net loss of approximately $3,620,000, or 19%, as compared to the same period in 2009.

Comparison of Years ended December 31, 2009 and 2008

	Year ended December 31,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$968	$68	$900	1324%
Cost of goods sold	991	53	938	1770%

Gross margin	(23)	15	(38)	-253%

Operating expenses:
Operations and maintenance	2,931	—	2,931	NA
Research and development	6,796	15,398	(8,602)	-56%
Selling, general and administrative	7,116	7,074	42	1%
Loss (gain) on contract commitments	239	86	153	178%
Depreciation and amortization	1,839	1,295	544	42%

Total operating expenses	18,921	23,853	(4,932)	-21%

Loss from operations	(18,944)	(23,838)	4,894	-21%
Interest and other income (expense), net	(116)	270	(386)	-143%

Net loss	$(19,060)	$(23,568)	$4,508	-19%

Revenue

        The following table provides details of our revenues for the twelve months ended December 31, 2009 and 2008.

		Year ended December 31,		Cumulative Contract Value Earned as of December 31, 2009
	Percent complete				Total Contract Value	Remaining Value
		2009	2008
		(in thousands)
Frequency regulation:		$286	$10

Contracts:
NYSERDA PON 800	86.8%	—	3	$55	$63	$8
NAVSEA	100.0%	500	—	500	500	—
Tehachapi	64.4%	152	9	161	250	89
PNNL	19.6%	20	—	20	104	84

Total Contract Revenue		672	12	$736	$917	$181

Other (inverters, accessories and carbon credits):		10	46

Total		$968	$68

        In the year ended December 31, 2009, we earned approximately $286,000 from frequency regulation services through our participation in the ISO-NE pilot program that began in November 2008. Initially, we had 1 MW of capacity operating under this program, but we added a second MW in July and a third MW in December 2009. Revenues we received from this pilot program were less than those that we expect to receive under permanent market rules. Under the pilot program rules, we are not eligible for opportunity cost payments, which represent approximately one-third of the revenue received by conventional regulating generators. Even so, during the latter half of 2009, we ran the Tyngsboro system at positive gross margins, due to reductions in certain operating costs. In addition, pricing for regulation in the New England market during much of 2009 was lower than in 2008, due in part to lower demand as a result of the overall economy and a reduction in fossil fuel prices versus those charged in 2008.

        In 2009, contract revenue was substantially higher than in 2008, due to increased work on the Tehachapi contract and two new contracts: the NAVSEA contract and the PNNL contract. Phase I of the NAVSEA contract was for approximately $900,000, of which $500,000 was funded in 2009. Subsequent phases involve work estimated at an additional $2,100,000. We have completed the funded portion of this contract, and, as of the end of 2009, were in discussion with NAVSEA in regards to funding for the remainder of the contract.

Cost of goods sold

        Cost of goods sold for the years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31, 2009			Year ended December 31, 2008
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$286	$319	$(33)	$10	$41	$(31)
Contract	672	672	—	12	12	—
Inverters and other	10	—	10	46	—	46

Total	$968	$991	$(23)	$68	$53	$15

        Cost of goods sold increased from approximately $53,000 during 2008 to approximately $991,000 in 2009. During 2009, cost of goods sold includes approximately $319,000 for the cost of energy associated with the generation of frequency regulation revenue under the ISO-NE pilot program. Cost of energy exceeded frequency regulation revenue because of the manner in which we are connected to the grid for the pilot program, which resulted in our being paid for energy we provided at wholesale rates, while we were billed for the energy we used at retail rates through the end of April 2009. In April, ISO-NE and our service provider changed the metering to a "net meter" through ISO-NE, which resulting in a significant drop in our cost of energy for the remainder of 2009. Our average gross margin on frequency regulation services during the second half of 2009 was 29%. Cost of energy during this period was approximately $121,600, of which approximately $83,800, or 68%, represents retail transmission and distribution (T&D) charges billed by the local service provider.

        In addition, cost of goods sold for the year ended December 31, 2009 includes approximately $672,000 for R&D contracts calculated using the percentage of completion method. Year over year, the increase in cost of sales associated with contracts was proportional to our increase in contract revenue.

Operations & Maintenance and Research & Development expenses:

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

Selling, general and administrative expenses

        The primary changes to selling, general and administrative (S,G&A) expenses from 2008 to 2009 were as follows:

	Year ended December 31,	Comment
	(in thousands)
Year Ended December 31, 2008	$7,074
Stock Compensation	326

In 2008, we reversed approximately $1 million of stock compensation expense related to a performance-based grant because management determined that they did not expect to be able to meet the requirements for that grant. Excluding the impact of this adjustment, stock compensation for 2009 was lower than in 2008. Generally, options and RSUs have been granted to management and employees during the first quarter of the fiscal year, based on prior year performance, and to new hires. In 2009, such equity grants were made to officers during the second quarter of 2009, and no grants have been made to other S, G&A employees.

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

Allocations and overhead	(120)	Represents S,G&A overhead allocated to the Navy and other contracts.
Office Supply	(17)	Reduction due to cost-cutting efforts.
Dues and subscriptions	36	Slightly higher spending on dues and subscriptions.

	Year ended December 31,	Comment
	(in thousands)
Software maintenance	15	Increase due to software used to identify potential new sites.
Hiring Expense	(24)	There have been no new S,G&A hires in 2009, and therefore hiring costs have decreased.
Travel	(12)	Travel reduced.
Other	(34)	Cost cutting efforts given the economic climate during 2009.

Year Ended December 31, 2009	$7,116

        Selling, general and administrative expenses totaled approximately $7,116,000 and $7,074,000 for the years ended December 31, 2009 and 2008, respectively, which represented an increase of approximately $42,000, or 1%, year over year. Significant fluctuations in spending are explained in the table above.

Loss on contract commitments

        In 2008, we recorded a contract loss of approximately $86,000, which represents our expected "cost share" portion of the Tehachapi contract. During 2009, we recorded an additional contract loss of approximately $133,000 on the Tehachapi contract, which represented the difference between our overhead rate based on "full production," and the contract bid rate, as well as an additional contract loss of approximately $106,000, which represented our expected cost share on the PNNL contract.

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

Liquidity and Capital Resources

	Year ended December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$10,866	$22,605
Working capital	(8,750)	18,364
Cash provided by (used in)
Operating activities	(15,613)	(16,698)
Investing activities	(33,544)	(7,446)
Financing activities	37,417	32,392

Net decrease in cash and cash equivalents	$(11,740)	$8,248

Current ratio	0.6	4.3

        Working capital at December 31, 2010 is negative, in large part due to the current portion of the preferred stock, preferred warrant and common stock liabilities. We expect these liabilities to be settled in common stock, rather than cash. The other factor impacting our working capital relates to the timing of disbursements from the FFB loan. Since we are only able to draw on the FFB loan once per month, at any given point in time our current liabilities may include a substantial amount that is loan-eligible. As of December 31, 2010, accounts payable and accrued liabilities included approximately $4.6 million related to the Stephentown project, a large portion of which we will be able to include in future loan draws.

        Our cash requirements depend on many factors including, but not limited to, cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs as well as sales, general and administrative expenses. Since we have not yet generated significant revenue from our principal operations, we do not generate sufficient cash from operations to satisfy our working capital requirements. The terms of the FFB loan require us to escrow a significant amount of the cash generated from SRS operations in 2011 to create required reserves for debt service, maintenance, and ongoing operations. We expect to make significant expenditures this year and beyond to fund our operations, increase our manufacturing capacity, and build and deploy our frequency regulation plants. To implement our business plan, we will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis. We estimate that we will need to raise approximately $15 to $20 million during 2011 in order to fund operations, $5 million of which is anticipated from the callable preferred stock warrants issued in December 2010.

        We expect to complete the Stephentown plant in the second quarter of 2011. We have sufficient funding in place to do so, with proceeds from the FFB loan and the balance of cash we contributed as equity that is currently reflected on the balance sheet as Restricted Cash.

        Our second plant will be in Hazle Township, Pennsylvania, and will be funded, in part, with a $24 million DOE Stimulus Grant that was awarded on January 1, 2010. Since that time, we have been involved with pre-construction preparation under Phase I of the grant agreement. This included filing for interconnection, completion of a system impact study, and completion of a draft environmental assessment. We expect to start Phase II of the project, which includes flywheel manufacture and site construction of the plant by the middle of 2011. The exact timing and pace of manufacturing and construction activities will depend on the receipt of additional funding. We are pursuing project financing alternatives to satisfy these requirements, which may include debt or equity in addition to a potential $5 million grant from the Commonwealth of Pennsylvania, although there is no guarantee that we will receive any such grant. We expect to raise approximately $29 million to complete this plant.

        We have also begun preparations for a third merchant plant to be located in either Chicago Heights, Illinois or Glennville, New York. In 2011, we do not anticipate material expenditures related to either of these locations.

        Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

  •
  The receipt of funds from the FFB loan and the DOE stimulus grant

  •
  Sale of turnkey plants and the amount of associated margin and terms and conditions of those sales

  •
  Corporate or project financing and its availability

  •
  Equity transactions and the amounts thereof

  •
  Receipt of environmental and site-related permits and approvals

  •
  Receipt of grid interconnection approvals.

Operating activities

        Net cash used in operating activities was approximately $15,613,000, $16,698,000 and $18,182,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The primary component to the negative cash flow from operations is from net losses.

        The net loss for 2010 is approximately $22,680,000. Adjustments to reconcile net loss to cash flows in 2010 include non-cash stock compensation of approximately $858,000; depreciation and amortization of approximately $2,114,000; interest expense on warrants of approximately $51,000; non-cash interest relating to redemption of mandatorily redeemable convertible preferred stock of approximately $842,000; non-cash loss relating to conversion of mandatorily redeemable convertible preferred stock of approximately $390,000; fair value adjustment on mandatorily redeemable convertible preferred stock, preferred warrants and common warrants of approximately ($1,195,000); warrants issued to a service provider of approximately $16,000; dividends on preferred stock paid in common stock of approximately $16,000; and changes in operating assets and liabilities of approximately $4,119,000. Uses of operating cash resulted from a gain on the disposition of fixed assets of $5,000 and a net increase in deferred rent of approximately $139,000.

        The net loss for 2009 was approximately $19,060,000. The net operating loss was partially offset by non-cash charges of approximately $902,000 for stock compensation expense, $1,839,000 for depreciation and amortization, and non-cash interest of approximately $47,000 related to the issuance of warrants issued in conjunction with the MassDev loan, and disposition of fixed assets of approximately $17,000. Uses of operating cash resulted from changes in operating assets and liabilities of approximately $330,000 and from deferred rent of approximately $113,000.

        The net loss for 2008 was approximately $23,568,000. The net operating loss was partially offset by non-cash charges of approximately $859,000 for stock compensation expense, $1,295,000 for depreciation, approximately $518,000 related to the issuance of stock to settle a lawsuit, deferred rent of approximately $85,000, approximately $10,000 interest expense related to the issuance of warrants in conjunction with the MassDev loan and changes in operating assets and liabilities of approximately $1,189,000. In addition, we received $1,430,000 from our landlord as a credit for certain building improvements.

Investing Activities

        Net cash used in investing activities was approximately $33,544,000, $7,446,000 and $12,727,000 for 2010, 2009 and 2008, respectively.

        The primary use of cash for investing activities during 2010 was the purchase and construction of property and equipment of approximately $29,805,000 (net of accounts payable and related accruals). Capital equipment purchased in 2010 relates primarily to costs associated with the Stephentown project. Restricted cash increased by approximately $3,016,000 (representing the balance of the cash contributed to SRS). Other uses of cash include an increase in other assets (patents) of approximately $116,000 and an increase in advance payments to suppliers for materials used to manufacture property and equipment of approximately $616,000, partially offset by the sale or disposition of property and equipment of approximately $9,000.

        The primary use of cash for investing activities for 2009 was the purchase and construction of property and equipment (net of accounts payable and related accruals) of approximately $7,294,000. Capital equipment purchased in 2009 includes equipment needed to increase manufacturing capacity and materials used to construct flywheels. In addition, we increased restricted cash by approximately $8,000, as required by the ISO-NE financial assurance policy, increased other assets (patents) by approximately $115,000 and increased advance payments to suppliers by approximately $29,000.

        The primary use of cash for investing activities for 2008 was the purchase and construction of property and equipment (net of accounts payable and related accruals) of approximately $12,690,000. The 2008 capital additions include approximately $11,630,000 which is classified as "Construction in Progress" as of the end of December 2008, most of which consisted of completed flywheels, trailers housing electronic components, along with material, labor and overhead. We also increased our advance payments to suppliers by approximately $206,000. These uses of funds were partially offset by reductions to restricted cash of approximately $169,000; $174,000 of which was due to the completion of the Wilmington lease, partially offset by the establishment of a required credit reserve account for ISO-NE of approximately $5,000.

Financing Activities

        Net cash generated by financing activities was approximately $37,417,000, $32,392,000 and $14,850,000 2010, 2009 and 2008, respectively.

        In 2010, funds were provided by a loan draw on the FFB loan guaranteed by the DOE of approximately $22,153,000, the sale of stock to Seaside 88, LP and Aspire Capital Funding LLC of approximately $2,238,000, the exercise of warrants of approximately $5,902,000, the issuance of stock under the employee stock purchase plan of approximately $122,000, the issuance of mandatorily redeemable convertible preferred stock of approximately $4,120,000, the issuance of preferred stock warrants of approximately $2,150,000, the issuance of common stock warrants of approximately $3,730,000. These were offset partially by cash paid for financing costs related to both the FFB loan of approximately $2,340,000, and approximately $658,000 in repayment of the MassDev loan.

        During 2009, we raised approximately $32,408,000 from the sale of our stock and warrants, net of expenses, approximately $1,043,000 from the final drawdown on our loan from MassDev for the purchase of manufacturing equipment, approximately $124,000 from the issuance of stock to our employees under the employee stock purchase plan and approximately $93,000 from the exercise of warrants from the December 2009 financing, all of which were partially offset by approximately $1,116,000 paid for financing costs (primarily for the DOE loan) and approximately $160,000 in repayment of the MassDev loan.

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

        The following table summarizes our commitments and debt at December 31, 2010, excluding our debt obligations from our mandatorily redeemable convertible preferred stock, preferred stock warrants and common stock warrants (all issued in December 2010), which we intend to repay with shares of common stock assuming the applicable conditions are met:

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$753,188	$9,025,422	$704,259	$—	$10,482,869
December 31, 2012	778,937		751,521	615,358	2,145,816
December 31, 2013	804,688		803,151	1,230,717	2,838,556
December 31, 2014	618,001		857,709	1,230,717	2,706,427
December 31, 2015	—		680,500	1,230,717	1,911,217
Thereafter	—		—	17,845,393	17,845,393

Total Commitments	$2,954,814	$9,025,422	$3,797,140	$22,152,902	$37,930,278

Non-cancellable purchase obligations:		$7,797,151
Less advance payments to suppliers		(851,984)

Non-cancellable purchase obligations net of advance payments:		$6,945,167

        As of December 31, 2010, we had purchase commitments with our suppliers of approximately $9,000,000 of which approximately $7,800,000 are firm, non-cancelable commitments. Total purchase commitments include approximately $6,400,000 for materials required to build the flywheels and electronic control modules for Stephentown, of which $772,000 are cancelable as of December 31, 2010. The remaining commitments are for other equipment needed for Stephentown, costs associated with closing the DOE loan, equipment and other operating expenses.

        In July 2007, we signed a seven-year lease on our current corporate headquarters located at 65 Middlesex Road Tyngsboro, Massachusetts. The 103,000 square foot facility has a capacity of approximately 600 flywheels per year on a multi-shift basis, and with further capital spending for equipment our capacity will increase to approximately 1,000 flywheels per year. As part of the Tyngsboro lease agreement, we issued to the landlord 15,000 shares of our common stock and a warrant exercisable for 50,000 shares of our common stock, as amended, in return for lower cash payments payable by us under the lease. We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at December 31, 2010 and 2009 of $200,000 which is reduced periodically during the lease terms. The letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. Rent expense was $588,879 for each of the years ending December 31, 2010 and 2009. In addition, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility. Additional capital expenditures will be required in the future to optimize the plant for maximum production. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

Financing

FFB Loan Guaranteed by the DOE

        Our first 20 MW plant is being financed by a $43 million loan guaranteed by the DOE and provided by the FFB, together with the $26 million of cash and in-kind assets that we contributed to the project on August 6, 2010, upon closing the loan. We have been and expect to continue receiving monthly disbursements from this loan based upon eligible project spending. Each disbursement is subject to the satisfaction of certain conditions. In 2010 and 2011, we will continue to have capital needs to fund operations and the ongoing deployment of frequency regulation facilities. We have $10.9 million cash on hand as of December 31, 2010, and an additional $3 million which belongs to SRS and thus can only be used for eligible project costs for the Stephentown plant (included in Restricted cash on our balance sheet).

        The last day to receive an advance under the FFB Future Advance Promissory Note for eligible project costs is May 30, 2012, and the loan will mature on June 15, 2030. Each advance bears interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance, plus a ..375% premium. The weighted average interest rate on the loan draws made in 2010 was 3.352%. Interest on advances under the FFB loan is payable quarterly in arrears. The first interest payment was due on December 15, 2010; however, we are allowed under the terms of the loan to add interest payments due during the construction phase to the principal balance of the loan, and we elected to do so with the December 2010 payment. Principal payments are due in 72 equal quarterly installments, beginning on September 15, 2012 through June 15, 2030.

        The FFB loan also contains certain financial covenants. Our subsidiary SRS, as borrower under the loan, must maintain a maximum leverage ratio. Once the project is complete, SRS is required to maintain a minimum ratio of current assets to current liabilities as of the last day of each fiscal quarter, and commencing the first fiscal quarter to end after the first anniversary of the project completion date, maintain a specified debt service coverage ratio. In addition, after the project completion date, SRS will be required to maintain an amount equal to the debt service reserve requirement unless an alternative form of security reasonably satisfactory to the DOE has been provided; provided that, in the event of any withdrawal from the debt service reserve account, we must restore the amount on deposit in the debt service reserve account within ninety days of such withdrawal. The debt service reserve requirement is an amount equal to the amount of debt service due on the immediately succeeding two quarterly payment dates. Commencing on the first anniversary of the project completion date, SRS will be required to maintain specified amounts in a maintenance reserve account and project capital account. If SRS draws from these accounts, it is required to restore the accounts to the required amounts within ninety days of the withdrawal. The required maintenance reserve is an amount projected to be equal to six months of plant maintenance and fixed operating costs, currently anticipated to be approximately $559,000 for the initial year of project operation. The amount required to be maintained in the reserve account will be recalculated prior to the beginning of each fiscal year. We have guaranteed, as sole owner of the borrower, to replenish the debt service reserve account up to a maximum of $2,397,000. The project capital account requirement is $1,000,000.

        An event of default will occur under the FFB loan if, among other events, (i) the borrower fails to pay principal or interest on the loan when due (or to pay certain fees or other amounts within specified time periods) (ii) any representation or warranty that the loan documentation is found to have been incorrect (iii) we or SRS fail to perform or observe any covenant in the loan documentation (in some cases, after a cure period) (iv) the maturity of specified amounts of our other indebtedness is accelerated ($500,000 before project completion, or $5 million after project completion), or we or our subsidiary, SRS, default in the payment of certain amounts of indebtedness, or any other default occurs with respect to such indebtedness if the effect of the default is to accelerate, or to permit the acceleration of the indebtedness (v) our holding company subsidiary ceases to own and control all of the equity in SRS, or a "change of control" of the holding company subsidiary occurs (vi) a portion of the project is destroyed or becomes inoperative, or suffers an uninsured loss in a way that would reasonably be expected to have a material adverse effect (vii) construction is suspended, or after the completion date the project ceases to operate at specified levels for 60 consecutive days (viii) physical completion of the project shall not have occurred by August 6, 2012 (ix) or another event occurs which has or could reasonably be expected to have a material and adverse effect on, among other things, the project, or on our or SRS's ability to perform our material obligations in a timely manner under the loan documentation, or on our or SRS's business, financial condition or results of operation.

        The terms of the FFB loan also limit the ability of SRS to pay dividends to Beacon Power Corporation out of cash generated from the Stephentown operations, other than distributions for reimbursement of eligible project expenses. Among other conditions, such dividends or distributions to us can be made only if (i) the physical completion of the project has been achieved, (ii) 6 months have passed from the time SRS has made two scheduled principal and interest payments on the loan (which payments are scheduled to begin in September 2012) and SRS has otherwise achieved "project completion" with respect to the Stephentown project; (iii) SRS has generated cash available for servicing the debt in the previous two fiscal quarters sufficient to meet the next scheduled payment, and has a 12-month debt service coverage ratio of at least 1.40:1.00; (iv) the debt service reserve account will exceed required amounts after giving effect to the distribution, and (v) no event of default or potential event of default exists under the loan documents, before or giving effect to the distribution. Cash generated by SRS from the Stephentown project thus may not be available to Beacon Power Corporation for our general corporate operating purposes as and when it is generated by the Stephentown project.

Series B Mandatorily Redeemable Convertible Preferred Stock and Warrants

        On December 23, 2010, we sold 10,000 units of the Company for net proceeds of approximately $8.7 million. Each Unit sold consisted of (i) one share of our Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the "preferred stock"), (ii) a warrant to purchase 0.5 of a share of preferred stock (the "preferred warrant") and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the "common warrant", and together with the preferred warrants, the "warrants"), at a price to the public of $1,000 per unit, less issuance costs. The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.

        Each share of preferred stock has a stated value of $1,000. The preferred stock is entitled to receive dividends on the stated value at a rate of 8% per annum. We may elect to pay the dividends in cash, or if certain "Equity Conditions" are satisfied, in shares of common stock. Dividends are payable monthly, in arrears, on the first day of each month beginning February 1, 2011, and through the maturity date, which is February 1, 2012. If we elect to pay dividends in shares of our common stock, we must give notice to holders on the 23rd trading day prior to the applicable dividend due date, and we must deliver a number of shares of common stock equal to the dividend amount divided by the "Market Price" determined as of the date notice is given. We will make a similar determination using the Market Price on the dividend due date and will make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative) at that time. The "Market Price" is the arithmetic average of the six lowest daily VWAPs during the 20 consecutive trading day period ending two trading days prior to the relevant date of determination. Subject to certain limitations, a holder of shares of preferred stock may convert its shares of preferred stock at any time after the initial issuance, plus accrued and unpaid dividends, at a rate equal to the "Conversion Price", which is initially $2.5234 per share, subject to adjustment. As a result of our reverse stock split effective February 25, 2011, the conversion price will be adjusted down (but not up) to reflect the relative ratio of the market price of our common stock fifteen trading days before and after the reverse split. The amount of this adjustment, if any, has not been determined.

        We will redeem 1,154 shares of preferred stock not previously converted on the first business day of each month, beginning February 1, 2011 through the maturity date. If we elect to make the redemption in shares of common stock, we must give notice to the holder on the 23rd trading day prior to the installment due date, and we must deliver a number of shares of common stock determined by dividing the stated value of the converted preferred stock by the lower of (i) the then applicable conversion price and (ii) 85% or 90% (depending on whether our Market Price is below or above $1.00, respectively) of the Market Price as of the installment notice date. On the relevant installment date, we will make a similar determination with respect to the shares payable, and will make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative) at that time.

        The preferred warrants have an exercise price of $1,000 per share of preferred stock, and will expire on the maturity date. Subject to certain "Equity Conditions" being satisfied, we can force the holders of the preferred stock to exercise the preferred warrants for cash (i) in full, if the market price of our common stock exceeds 150% of the initial conversion price for twenty trading days in any thirty day trading period, (ii) in full, if we consummate an underwritten public offering of our common stock with net proceeds of at least $10 million, or (iii) in installments, in connection with the last five scheduled monthly installment dates of the preferred stock. If the preferred warrants are exercised in full, we will receive additional gross proceeds of $5 million. Through March 14, 2011, preferred warrants have been exercised for the purchase of 3,215 shares of preferred stock, representing gross proceeds to us of $3,215,000.

        The common warrants have an exercise price of $2.5234 per share of common stock, subject to adjustment, cover an aggregate of 4,458,274 shares of common stock and will expire on December 23, 2015. The exercise price of the common warrants is subject to adjustment, among other circumstances, (i) in connection with a subdivision or combination of our common stock, (ii) if we sell or issue our common stock, or are deemed to sell or issue our common stock through the sale or issuance of securities convertible or exercisable for our common stock, at a price less than the exercise price of the warrants then in effect, and (iii) between June 1, 2011 and the date on which the preferred warrants have been exercised in full (or, if they are not exercised, 91 days after the maturity date of the preferred stock) during which period up to $1 million in aggregate exercise price of the warrants may be exercised at a price equal to (a) 85% of the arithmetic average of the six lowest daily volume weighted average prices (VWAP) per share during the twenty consecutive trading days immediately prior to the exercise date, if such arithmetic average is below $1.00 per share, or (b) 90% of the arithmetic average of the six lowest VWAPs during such period in any other case. The exercise price of the common warrants will be adjusted downward (but not upward) as a result of our reverse stock split effective February 25, 2011, to reflect the relative ratio of the market prices (adjusted for the split ratio) of our common stock over the fifteen trading days before and after the reverse split. The final amount of this adjustment, if any, has not yet been determined.

        The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with registration statements on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009 and July 29, 2008.

Sale of Stock to Aspire

        On July 2, 2010, we entered into a common stock purchase agreement with Aspire Capital Fund LLC (Aspire), an Illinois limited liability company, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire was committed to purchase up to an aggregate of $25.0 million of our shares of common stock over the term of the purchase agreement. In consideration for entering into the purchase agreement, we issued 308,642 shares of our common stock to Aspire. These shares are referred to as the "Commitment Shares." Under this agreement, we sold Aspire 154,321 shares of common stock at a purchase price of $3.24 per share, for an aggregate purchase price of $500,000, on July 6, 2010. Following this initial purchase, from time to time over the 26-month term of the agreement, we had the right, in our sole discretion, to present Aspire with a purchase notice directing them to purchase up to 40,000 shares of our common stock per trading day (up to an aggregate of $24.5 million of our common stock) at a price per share calculated by reference to our market price at the time. Under the terms of the agreement, we could not sell shares to Aspire at a purchase price less than $3.40. Following the initial purchase, through November 30, 2010, we sold 80,000 shares to Aspire for $3.40 per share, for gross proceeds of $272,000.

        On November 30, 2010, we notified Aspire that we were electing to terminate the common stock purchase agreement effective as of December 1, 2010, as permitted by the terms of that agreement. Consequently, no further sales will be made to Aspire under the agreement.

December 2009 Public Stock Offering

        On December 9, 2009, we sold 3,810,000 units of the Company at a purchase price of $5.44 per unit for a total of approximately $19.0 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share; a warrant to purchase 0.05 of a share of common stock at an exercise price of $7.00 per share through December 9, 2014; and an additional investor rights warrant to purchase 0.05 of a share of common stock through August 31, 2010 at a floating exercise price. The floating exercise price was equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $2.72 per share. All the warrants were exercisable upon issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009.

Sale of Stock to Seaside

        On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP (Seaside), valued at up to $18 million. This agreement was amended on June 19, 2009. The original agreement required Seaside to buy $1 million of common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day,) at a purchase price reflecting 20% discount to the volume weighted average trading price over the five-day trading period immediately before the purchase. The amended agreement maintained the $18 million aggregate maximum purchase price, but accelerated the purchase to 150,000 shares twice per month at a 14% discount to the 10-day volume weighted average trading price. The agreement was structured in three tranches, or segments, of six closings each. In December 2009, we issued additional shares of stock through a public offering. As part of the underwriting conditions for that offering, we exercised our option to delay the Seaside purchases originally scheduled for December

2009 and January 2010 for a period of 60 days, until February and March 2010. The following details the stock sales to Seaside under this agreement:

Transaction date	Aggregate Value	Common Shares Sold
February 20, 2009	$1,000,000	265,618
March 20, 2009	$1,000,000	289,620
April 20, 2009	$1,000,000	191,278
May 20, 2009	$1,000,000	164,777
June 22, 2009	$1,193,895	150,000
July 6, 2009	$1,118,430	150,000
July 20, 2009	$932,670	150,000
August 5, 2009	$939,255	150,000
August 20, 2009	$895,260	150,000
September 8, 2009	$989,295	150,000
September 21, 2009	$940,155	150,000
October 5, 2009	$925,575	150,000
October 20, 2009	$941,955	150,000
November 5, 2009	$864,300	150,000
November 20, 2009	$829,605	150,000
February 5, 2010	$585,150	150,000
February 22, 2010	$541,500	150,000
March 5, 2010	$529,350	150,000

Total Investment	$16,226,395	3,011,293

2008 Stock Offerings

        On December 24, 2008, we sold 896,600 units of the Company at a purchase price of $5.00 per unit for a total of approximately $4.1 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $7.40 per share, for a total of 896,600 warrants. The warrants became exercisable six months and one day after their issuance, and expire five and one half years after their issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on July 29, 2008.

        On October 15, 2008, we sold 870,000 units of the Company at a purchase price of $9.10 per unit for a total of approximately $7.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $12.00 per share, for a total of 870,000 warrants. The warrants became exercisable six months and one day after their issuance, and expire five and one half years after their issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on July 29, 2008.

MassDev Loan

        On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency ("MassDev") pursuant to which MassDev agreed to lend us up to $5 million. This loan derives from a funding collaboration between the Emerging Technology Fund of MassDev and the Massachusetts Technology Collaborative Business Expansion Initiative. The MassDev loan is evidenced by a promissory note under which we were able to make one or more requests for advances of up to an aggregate of $5 million for the purchase of equipment and installation of certain tenant improvements at our Tyngsboro, Massachusetts facility. We had one year following the date of the initial advance to draw on the loan. The initial advance on the loan was made on October 1, 2008 for approximately $3.5 million. The second, and final, advance on the loan was made in October 2009 for approximately $1 million. The remainder of the loan commitment is no longer available. The note will mature 84 months after the initial advance and bears a fixed annual interest rate of 6.5%. As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 8,598 shares of our common stock at an exercise price of $18.90 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation ("MTPC"), as part of MTPC's participation under the Massachusetts Technology Collaborative Business Expansion Initiative. The fair value of the warrants is being amortized over the term of the loan.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk. At December 31, 2010, we had approximately $3,766,000 of cash equivalents that were held in non-interest bearing checking accounts. Also at December 31, 2010 we had approximately $7,313,000 of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills. Approximately $7.1 million of our cash on hand at December 31, 2010 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd's of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent. SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client. The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 8.    Consolidated Financial Statements and Supplementary Data

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	-71-
Consolidated Balance Sheets at December 31, 2010 and 2009	-73-
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and for the period from May 8, 1997 (date of inception) to December 31, 2010	-74-
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008 and for the period from May 8, 1997 (date of inception) to December 31, 2010	-75-
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008and for the period from May 8, 1997 (date of inception) to December 31, 2010	-81-
Notes to Consolidated Financial Statements	-83-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Beacon Power Corporation:

        We have audited the accompanying consolidated balance sheets of Beacon Power Corporation and Subsidiaries (the "Company") (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010 and for the period from May 8, 1997 (date of inception) through December 31, 2010. We have also audited the Company's internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our integrated audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beacon Power Corporation and Subsidiaries as of December 31, 2010, and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 and the period from May 8, 1997, (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Beacon Power Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ MILLER WACHMAN LLP
Boston, Massachusetts March 16, 2011

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$10,865,760	$22,605,147
Accounts receivable, net	279,376	46,907
Unbilled costs on contracts in progress	66,725	577,356
Prepaid expenses and other current assets	725,862	636,887

Total current assets	11,937,723	23,866,297

Property and equipment, net	56,192,205	24,373,941
Restricted cash	3,228,933	212,557
Deferred financing costs	3,496,120	1,198,873
Advance payments to suppliers	851,984	235,879
Other assets	230,270	114,933

Total assets	$75,937,235	$50,002,480

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,172,210	$1,154,613
Accrued compensation and benefits	1,205,071	1,764,053
Other accrued expenses	4,260,769	1,543,507
Advance billings on contracts	26,409	35,418
Accrued contract loss	1,045,545	257,698
Deferred rent	164,308	138,558
Current portion of long term debt	661,215	608,105
Mandatorily redeemable convertible preferred stock	2,900,170	—
Preferred stock warrant liability—current	1,009,388	—
Common stock warrant liability	3,242,600	—

Total current liabilities	20,687,685	5,501,952

Long term liabilities:
Deferred rent	582,210	746,518
Long term debt, net of unamortized discount	25,169,568	3,676,569
Preferred stock warrant liability—long term	864,012	—

Total long term liabilities	26,615,790	4,423,087

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized 20,967,529 and 17,164,162 shares issued at December 31,2010 and December 31, 2009, respectively	209,675	1,716,416
Additional paid-in-capital	257,772,383	245,029,557
Deficit accumulated during the development stage	(228,635,459)	(205,955,693)
Treasury stock, 42,169 shares at cost	(712,839)	(712,839)

Total stockholders' equity	28,633,760	40,077,441

Total liabilities and stockholders' equity	$75,937,235	$50,002,480

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations

				Cumulative from May 8, 1997 (date of inception) through December 31, 2010
	Year ended December 31,
	2010	2009	2008
Revenue	$895,703	$968,421	$68,131	$6,652,802
Cost of goods sold (exclusive of items shown separately below)	539,749	991,481	53,005	6,710,494

Gross profit (loss)	355,954	(23,060)	15,126	(57,692)

Operating expenses:
Operations and maintenance	3,589,990	2,931,315	—	6,521,305
Research and development	6,688,609	6,796,025	15,398,374	97,301,496
Selling, general and administrative	9,301,008	7,115,905	7,074,211	74,465,519
Loss (gain) on contract commitments	970,836	238,562	86,601	4,013,460
Depreciation and amortization	2,113,753	1,839,164	1,294,532	9,708,539
Restructuring charges	—	—	—	2,159,280
Loss on impairment of assets	—	—	—	4,663,916

Total operating expenses	22,664,196	18,920,971	23,853,718	198,833,515

Loss from operations	(22,308,242)	(18,944,031)	(23,838,592)	(198,891,207)
Other income (expense):
Interest income	10,192	13,537	341,479	5,599,216
Interest expense	(247,016)	(115,158)	(71,452)	(1,527,329)
Non-cash interest income (expense) related to the preferred stock and associated warrants	336,834	—	—	336,834
Loss on extinguishment of debt	(389,528)	—	—	(389,528)
Gain on sale of investment	—	—	—	3,562,582
Other income (expense)	(82,006)	(14,834)	202	(319,833)

Total other income (expense), net	(371,524)	(116,455)	270,229	7,261,942

Net loss	$(22,679,766)	$(19,060,486)	$(23,568,363)	$(191,629,265)
Preferred stock dividends	—	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	—	(113,014)

Loss to common shareholders	$(22,679,766)	$(19,060,486)	$(23,568,363)	$(228,567,959)

Loss per share, basic and diluted	$(1.19)	$(1.56)	$(2.59)

Weighted-average common shares outstanding	19,003,001	12,220,078	9,086,604

See notes to consolidated financial statements.

 BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense
Description	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	—	$—	—	$—	—	$—	$—
Issuance of Founder's Shares	—	—	—	—	675,000.0	67,500	—
Issuance of Class A preferred stock	1,390,000	5,662,500	—	—	—	—	(275,000)
Recapitalization	3,373,313	67,466	—	—	(674,662.6)	(67,466)	—
Rounding for fractional shares	—	—	—	—	(0.2)	—	—
Issuance of Class C preferred and common stock	—	—	6	29,866	1,347.6	134	—
Deferred Consulting	—	—	—	—	—	—	773,284
Series A Issuance for Consulting	—	—	—	—	13,446.4	1,345	(498,284)
Repayment of subscription receivable	—	—	—	—	—	—	—
Issuance of Series A preferred stock for services and interest on loans	4,594	11,485	—	—	—	—	—
Dividend on preferred stock	—	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	—	—	—	—	—	—
Deferred Stock Compensation	—	—	—	—	—	—	—
Issuance of stock options for consulting services	—	—	—	—	—	—	—
Issuance of Stock Options to settle lawsuit	—	—	—	—	—	—	—
Issuance of non-employee stock options	—	—	—	—	—	—	—
Stock and warrants issued for lease	—	—	—	—	15,000.0	1,500	—
Amortize Deferred Stock Compensation and issue RSUs	—	—	—	—	123,624.0	12,362	—
Issuance of warrants	—	—	—	—	—	—	—
Proceeds from stock offering, net of related expenses	—	—	—	—	5,134,938.2	513,496	—
Conversion of Series A preferred stock	(4,767,907)	(5,741,451)	—	—	953,581.4	95,358	—
Conversion of Series C preferred stock	—	—	(6)	(29,866)	1.2	—	—
Conversion of convertible preferred stock	—	—	—	—	1,982,370.4	198,237	—
Payment of accrued dividend	—	—	—	—	85,933.0	8,593	—

See notes to consolidated financial statements.

 BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense
Description	Shares	Amount	Shares	Amount	Shares	Amount
Cashless Warrant exercise	—	—	—	—	200,709.1	20,071	—
Exercise of Stock Options	—	—	—	—	263,805.3	26,379	—
Shares issued through ESPP	—	—	—	—	16,926.2	1,694	—
Option extension for CEO	—	—	—	—	—	—	—
Option extension for severed employees	—	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Deferred Stock Compensation revaluation	—	—	—	—	—	—	—
Issuance of restricted stock units for bonus	—	—	—	—	69,616.0	6,961	—
Stock buyback to pay officer loan	—	—	—	—	—	—	—
Issuance of officer restricted stock units	—	—		—	4,260.7	426	—
Stock-based compensation	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2007	—	—	—	—	8,865,896.7	886,590	—

Issuance of officer restricted stock units	—	—	—	—	5,217.8	521	—
Shares issued through ESPP	—	—	—	—	11,179.5	1,118	—
Stock-based compensation	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	1,925.0	192	—
Warrants issued in conjunction with MassDev loan	—	—	—	—	—	—	—
Stock issued to settle lawsuit	—	—	—	—	92,500.0	9,250	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	1,766,600.0	176,661	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2008	—	—	—	—	10,743,319.0	1,074,332	—

See notes to consolidated financial statements.

 BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

	Class A Preferred Stock		Class C Preferred Stock
					Common Stock
							Deferred Consulting Expense
Description	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of officer restricted stock units	—	—	—	—	6,327.2	631	—
Shares issued through ESPP	—	—	—	—	20,010.2	2,001	—
Stock-based compensation	—	—	—	—	—	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	6,371,293.3	637,131	—
Warrant exercises	—	—	—	—	23,212.5	2,321	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2009	—	—	—	—	17,164,162.2	1,716,416	—

Issuance of officer restricted stock units	—	—	—	—	3,705.2	371	—
Shares issued through ESPP	—	—	—	—	43,637.2	4,364	—
Stock-based compensation	—	—	—	—	—	—	—
Executive performance-based RSU compensation expense	—	—	—	—	—	—	—
Warrants issued to service provider	—	—	—	—	—	—	—
Redeemable preferred stock converted to common stock	—	—	—	—	301,577.7	30,158	—
Redeemable preferred stock redeemed for common stock	—	—	—	—	598,874.1	59,887	—
Stock issued for dividends on redeemable preferred stock	—	—	—	—	35,821.9	3,582	—
Stock issued for contractual obligations	—	—	—	—	—	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	992,963.0	99,296	—
Warrant exercises	—	—	—	—	1,826,787.5	182,679	—
Rounding for fractional shares	—	—	—	—	0.2	—	—
Adjust par value for reverse stock split	—	—	—	—	—	(1,887,078)	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2010	—	$—	—	$—	20,967,529.0	$209,675	$—

See notes to consolidated financial statements.

 BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

					Treasury Stock
	Deferred Stock Compensation	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description					Shares	Amount
BALANCE AT MAY 8, 1997 (DATE OF INCEPTION)	$—	$—	$—	$—	—	$—	$—
Issuance of Founder's Shares	—	—	—	(67,500)	—	—	—
Issuance of Class A preferred stock	—	—	(5,000,000)	—	—	—	387,500
Recapitalization	—	—	—	—	—	—	—
Rounding for fractional shares	—	—	—	—	—	—	—
Issuance of Class C preferred and common stock	—	—	—	—	—	—	30,000
Deferred Consulting	—	—	—	—	—	—	773,284
Series A Issuance for Consulting	—	496,939	—	—	—	—	—
Repayment of subscription receivable	—	—	5,000,000	—	—	—	5,000,000
Issuance of Series A preferred stock for services and interest on loans	—	—	—	—	—	—	11,485
Dividend on preferred stock	—	—	—	(2,245,680)	—	—	(2,245,680)
Accretion of redeemable preferred stock to redemption value	—	—	—	(113,014)	—	—	(113,014)
Deferred Stock Compensation	(1,269,445)	1,269,445	—	—	—	—	—
Issuance of stock options for consulting services	(47,892)	47,892	—	—	—	—	—
Issuance of Stock Options to settle lawsuit	—	303,160	—	—	—	—	303,160
Issuance of non-employee stock options	—	16,288	—	—	—	—	16,288
Stock and warrants issued for lease	—	715,114	—	—	—	—	716,614
Amortize Deferred Stock Compensation and issue RSUs	3,769,072	(73,042)	—	—	—	—	3,708,392
Issuance of warrants	—	36,520,366	—	(34,580,000)	—	—	1,940,366
Proceeds from stock offering, net of related expenses	—	108,486,879	—	—	—	—	109,000,375
Conversion of Series A preferred stock	—	5,646,093	—	—	—	—	—
Conversion of Series C preferred stock	—	29,866	—	—	—	—	—
Conversion of convertible preferred stock	—	36,496,431	—	—	—	—	36,694,668
Payment of accrued dividend	—	1,077,714	—	—	—	—	1,086,307

See notes to consolidated financial statements.

 BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

					Treasury Stock
	Deferred Stock Compensation	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description					Shares	Amount
Cashless Warrant exercise	—	(20,071)	—	—	—	—	—
Exercise of Stock Options	—	2,262,529	—	—	—	—	2,288,908
Shares issued through ESPP	—	176,211	—	—	—	—	177,905
Option extension for CEO	—	315,394	—	—	—	—	315,394
Option extension for severed employees	—	31,197	—	—	—	—	31,197
Purchase of Treasury Stock	—	—	—	—	13,200	(99,660)	(99,660)
Deferred Stock Compensation revaluation	18,412	(18,412)	—	—	—	—	—
Issuance of restricted stock units for bonus	(2,470,147)	2,463,186	—	—	21,294	(455,838)	(455,838)
Stock buyback to pay officer loan	—	—	—	—	7,675	(157,341)	(157,341)
Issuance of officer restricted stock units	—	(426)	—	—	—	—	—
Stock-based compensation	—	2,199,582	—	—	—	—	2,199,582
Executive performance-based RSU compensation expense	—	909,092	—	—	—	—	909,092
Net loss	—	—	—	(126,320,650)	—	—	(126,320,650)

Balance, December 31, 2007	—	199,351,427	—	(163,326,844)	42,169	(712,839)	36,198,334

Issuance of officer restricted stock units	—	(521)	—	—	—	—	—
Shares issued through ESPP	—	96,799	—	—	—	—	97,917
Stock-based compensation	—	1,767,784	—	—	—	—	1,767,784
Executive performance-based RSU compensation expense	—	(909,090)	—	—	—	—	(909,090)
Exercise of stock options	—	14,990	—	—	—	—	15,182
Warrants issued in conjunction with MassDev loan	—	227,946	—	—	—	—	227,946
Stock issued to settle lawsuit	—	508,750	—	—	—	—	518,000
Issuance of stock for cash, net of issuance costs	—	11,087,169	—	—	—	—	11,263,830
Net loss	—	—	—	(23,568,363)	—	—	(23,568,363)

Balance, December 31, 2008	—	212,145,254	—	(186,895,207)	42,169	(712,839)	25,611,540

See notes to consolidated financial statements.

 BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Continued)

					Treasury Stock
	Deferred Stock Compensation	Additional Paid-in Capital	Stock Subscription Receivable	Retained Deficit			Total Stockholders' Equity
Description					Shares	Amount
Issuance of officer restricted stock units	—	(631)	—	—	—	—	—
Shares issued through ESPP	—	121,768	—	—	—	—	123,769
Stock-based compensation	—	902,279	—	—	—	—	902,279
Issuance of stock for cash, net of issuance costs	—	31,770,825	—	—	—	—	32,407,956
Warrant exercises	—	90,062	—	—	—	—	92,383
Net loss	—	—	—	(19,060,486)	—	—	(19,060,486)

Balance, December 31, 2009	—	245,029,557	—	(205,955,693)	42,169	(712,839)	40,077,441

Issuance of officer restricted stock units	—	(371)	—	—	—	—	—
Shares issued through ESPP	—	118,304	—	—	—	—	122,668
Stock-based compensation	—	857,411	—	—	—	—	857,411
Executive performance-based RSU compensation expense	—	1,056	—	—	—	—	1,056
Warrants issued to service provider	—	15,739	—	—	—	—	15,739
Redeemable preferred stock converted to common stock	—	672,903	—	—	—	—	703,061
Redeemable preferred stock redeemed for common stock	—	1,257,635		—	—	—	1,317,522
Stock issued for dividends on redeemable preferred stock	—	75,244	—	—	—	—	78,826
Stock issued for contractual obligations	—	—	—	—	—	—	—
Issuance of stock for cash, net of issuance costs	—	2,138,468	—	—	—	—	2,237,764
Warrant exercises	—	5,719,359	—	—	—	—	5,902,038
Rounding for fractional shares	—	—	—	—	—	—	—
Adjust par value for reverse stock split	—	1,887,078	—	—	—	—	—
Net loss	—	—	—	(22,679,766)	—	—	(22,679,766)

Balance, December 31, 2010	$—	$257,772,383	$—	$(228,635,459)	42,169	$(712,839)	$28,633,760

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows

				Cumulative from May 8, 1997 (date of inception) through December 31, 2010
	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(22,679,766)	$(19,060,486)	$(23,568,363)	$(191,629,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,113,753	1,839,164	1,294,533	9,708,541
Loss (gain) on sale of disposition of assets	(5,000)	16,934	132	205,012
Impairment of assets, net	—	—	—	4,551,147
Interest expense relating to issuance of warrants	51,435	47,215	10,039	479,689
Non-cash loss relating to conversion of preferred stock	389,529	—	—	389,529
Non-cash interest relating to redemption of preferred stock	842,074	—	—	842,074
Preferred stock dividends paid in common stock	15,940	—	—	15,940
Fair value adjustment on preferred stock, preferred stock warrants and common stock warrant liabilities	(1,194,850)	—	—	(1,194,850)
Non-cash charge for change in option terms	—	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	518,000	821,160
Amortization of deferred consulting expense, net	—	—	—	1,160,784
Amortization of deferred stock compensation	—	—	—	3,699,721
Options and warrants issued to service provider	15,739	—	—	1,601,393
Services and interest expense paid in preferred stock	—	—	—	11,485
Gain on sale of investments	—	—	—	(3,562,582)
Stock-based compensation	858,467	902,280	858,694	5,728,114
Deferred rent	(138,560)	(112,808)	85,193	(683,485)
Cash received from landlord for build-out credit	—	—	1,430,000	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(232,469)	(35,067)	412,948	(279,376)
Unbilled costs on government contracts	510,631	(560,552)	65,391	(66,725)
Prepaid expenses and other current assets	(26,089)	37,504	283,382	(762,637)
Accounts payable	1,312,922	174,328	515,236	2,467,535
Accrued compensation and benefits	(558,982)	354,015	385,164	1,205,071
Advance billings on contracts	(9,009)	24,607	3,589	26,409
Accrued interest	—	—	—	275,560
Accrued loss on contract commitments	787,847	125,172	65,107	1,045,545
Other accrued expenses and current liabilities	2,333,859	(450,571)	(541,189)	3,886,036

Net cash used in operating activities	(15,612,529)	(16,698,265)	(18,182,144)	(158,281,584)

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statement of Cash Flows (Continued)

				Cumulative from May 8, 1997 (date of inception) through December 31, 2010
	Year ended December 31,
	2010	2009	2008
Cash flows from investing activities:
Purchase of investments	—	—	—	(1,190,352)
Sale of investments	—	—	—	4,752,934
Restricted cash	(3,016,376)	(7,537)	169,326	(3,228,933)
Increase in other assets	(115,337)	(114,933)	—	(642,342)
Purchases and manufacture of property and equipment	(29,805,272)	(7,293,733)	(12,690,205)	(65,856,042)
Sale of property and equipment	9,430	—	—	212,104
Advance payments to suppliers (net)	(616,105)	(29,541)	(206,338)	(851,984)

Net cash used in investing activities	(33,543,660)	(7,445,744)	(12,727,217)	(66,804,615)

Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	—	49,341,537
Stock offerings, net of expenses	2,237,764	32,407,955	11,263,830	105,568,388
Payment of dividends	—	—	—	(1,159,373)
Shares issued under employee stock purchase plan	122,668	123,769	97,917	522,258
Exercise of employee stock options	—	—	15,182	2,304,091
Issuance of debt	22,152,903	1,043,162	3,571,993	26,768,058
Repayment of debt	(658,227)	(159,787)	—	(818,014)
Warrants issued in relation to lease	—	—	—	716,614
Cash paid for financing costs and other assets	(2,340,344)	(1,115,801)	(99,181)	(3,555,326)
Issuance of mandatorily redeemable preferred stock	4,120,000	—	—	36,988,028
Issuance of preferred stock warrants	2,150,000	—	—	2,150,000
Issuance of common stock warrants	3,730,000	—	—	3,730,000
Repayment of subscription receivable	—	—	—	5,000,000
Proceeds from capital leases	—	—	—	495,851
Repayment of capital leases	—	—	—	(1,031,395)
Warrant exercises	5,902,038	92,383		5,994,421
Repurchase company stock	—	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	—	3,550,000

Net cash provided by (used in) financing activities	37,416,802	32,391,681	14,849,741	235,951,959

(Decrease) increase in cash and cash equivalents	(11,739,387)	8,247,672	(16,059,620)	10,865,760
Cash and cash equivalents, beginning of period	22,605,147	14,357,475	30,417,095	—

Cash and cash equivalents, end of period	$10,865,760	$22,605,147	$14,357,475	$10,865,760

Supplemental disclosure of cash flow information:
Cash paid for interest	$283,397	$249,620	$59,294	$1,080,437

Cash paid for taxes	$3,324	$5,800	$6,738	$32,750

Assets acquired through capital lease	$—	$—	$—	$535,445

Warrants issued in relation to loan (non-cash)	$—	$—	$227,946	$227,946

Common Stock issued in lieu of dividends or to redeem or convert mandatorily redeemable preferred stock	$2,099,409	$—	$—	$2,099,409

See notes to consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Operations

Nature of Business

        Beacon Power Corporation (collectively the "Company", "Beacon", "we", "our", or "us") (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation ("SatCon"). Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis. In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $123.5 million as of December 31, 2010, through the sale of our stock and warrants. (See Note 13 to these Consolidated Financial Statements.) Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board's Accounting Standards Codification (ASC) Topic 915.

        In 2009, 30% of our revenue was earned from the provision of frequency regulation through a pilot program operated by the ISO-NE, and 69% from our research and development contracts. In 2010, 42% of our revenue was derived from the ISO-NE pilot program, 51% from our research and development contracts and grants, and 7% from the sale of APS credits and inverters. In 2011, we have begun generating revenue from our first merchant 20 MW frequency regulation plant, and we expect our contract revenue to also increase significantly due to work anticipated on the ARPA-E contract. Although the loss of any single contract may have a material impact on our revenue, it would not have a material impact on our business since we derive most of our working capital from equity offerings in order to develop our flywheel systems.

        We expect to increase our revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America and from the sale of turnkey systems outright or on a fractional basis, both within the United States and on a global basis. We believe that as we expand our production capabilities and continue to lower our systems' cost, we will be able to market other cost-effective applications for our flywheel systems that will further expand our revenues.

        Key activities during 2010 include the following:

  •
  In August 2010, Stephentown Regulation Services, LLC, a wholly-owned subsidiary of Beacon, closed on a loan guaranteed by the DOE. Proceeds from this $43 million loan, together with $26 million of cash and in-kind assets contributed by Beacon, are providing the funding for our first 20 MW merchant frequency regulation plant in Stephentown, New York.

  •
  We began earning revenue on 8 MW of frequency regulation capacity as of January 2011, at which time all interconnection systems between the Stephentown plant and local utility provider, NYSEG, were operational to enable the full 20 MW plant to come on line. As of March 16, 2011, we have energized and interconnected, and are earning frequency regulation revenue, from 14 MW of flywheel energy storage capacity in Stephentown. Additional megawatts of energy storage capacity will be progressively energized and interconnected, thereby increasing the plant's revenue. We anticipate all 20 MW will be on-line and earning revenue during the second quarter of 2011.

  •
  In May 2010, we announced a contract with NYSERDA relating to a $2 million grant that will provide $1.5 million to pay for a portion of the interconnection and other aspects of the

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Operations (Continued)

    Stephentown facility, $100,000 for a visitor information center to be built at the Stephentown site, and $400,000 for other project tasks not specifically related to SRS project costs.

  •
  In September 2010, we finalized a contract with DOE's ARPA-E to develop critical components of a highly-advanced "flying ring" flywheel energy storage system over a two-year period, for which we expect to receive a total of $2.2 million.

  •
  We operated and earned revenue from up to 3 MW of frequency regulation capacity under the ISO-NE pilot program 2010. Approximately 2 MW of this capacity was moved from Tyngsboro to Stephentown as part of our equity contribution to the New York project subsequent to the FFB loan closing.

  •
  We raised approximately $2.3 million in net proceeds from the sale of stock to two investors, Seaside and Aspire.

  •
  In December 2010, we sold 10,000 units for net proceeds of approximately $8.7 million. Each unit consisted of (i) one share of Series B mandatorily redeemable convertible preferred stock, (ii) a warrant to purchase 0.5 of a share of preferred stock and (iii) a warrant to purchase 445.827 shares of common stock.

  •
  We continued activities related to site selection for additional merchant plants, including a 20 MW plant in Hazle Township, Pennsylvania, for which we have been awarded a $24 million DOE Smart Grid stimulus grant. Activities included obtaining site control, applying for interconnection, and completing system impact studies and environmental analysis.

  •
  We increased our marketing efforts to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants on a turnkey basis.

  •
  We actively promoted the adoption of performance-based payments for fast-response resources. Such payments would compensate regulation resources based on actual system performance rather than nominal resource capacity. Such tariffs, if widely adopted, would significantly enhance the economics of our plants in areas managed by FERC, and would result in the expansion of our economically addressable markets.

Operations

        We have experienced net losses since our inception and, as of December 31, 2010, had an accumulated deficit of approximately $229 million. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

        To continue to build merchant plants, fund operations and continue as a going concern, we will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. Although the Stephentown plant began generating revenue in January 2011, the terms of the FFB loan require us to escrow a significant amount of the cash expected to be generated from SRS operations in 2011 to create required reserves for debt service, maintenance and ongoing operations.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Operations (Continued)

We estimate that we will need to raise approximately $15 to $20 million during 2011 to fund operations, $5 million of which is anticipated from the callable preferred stock warrants issued in 2010. We expect to complete the Stephentown plant in the second quarter of 2011. We have sufficient funds in place to do so, with proceeds from the FFB loan and the balance of cash that we contributed as equity (currently reflected on the balance sheet as Restricted cash.) This portion of restricted cash can only be used for the Stephentown project.

        We plan to increase our revenues by 1) completing the Stephentown facility, and 2) building additional facilities, including a 20 MW plant in Hazle Township, Pennsylvania, for which we have been awarded a $24 million DOE Smart Grid stimulus grant; and a 20 MW facility either in Chicago Heights, Illinois or in Glenville, New York, where we have secured site control, filed for interconnection and completed system impact studies. We are also identifying other locations for future merchant facilities, as well as marketing to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants on a turnkey basis. In February 2011, we signed a lease agreement with NorthWestern Energy for a 1 MW system to be installed by us and operated in conjunction with Mill Creek Generating Station, a gas-fired regulating reserve plant recent commissioned in Montana and owned by NorthWest Energy. The system is expected to be operational by the end of 2011. The initial term of the lease will be 15 months, for which we will be paid $500,000. NorthWest Energy can extend the lease for two additional 12-month terms or at its option, purchase the system outright at any point for approximately $4 million. In addition, we are exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids, as well as for the provision of frequency response services as a secondary function of our 20 MW plant.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Going concern

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our consolidated financial statements, we had minimal revenues and incurred significant losses of approximately $22,680,000, $19,060,000 and $23,568,000 and cash decreases from operations of approximately $15,613,000, $16,698,000 and $18,182,000 during the years ended December 31, 2010, 2009 and 2008, respectively. We have approximately $10,866,000 of cash and cash equivalents on hand at December 31, 2010, which we believe, in combination with proceeds from the DOE loan, $3 million in cash contributions to SRS held as "Restricted cash" and expected proceeds of approximately $5 million from our callable preferred stock warrants, is adequate to complete the construction of the Stephentown facility and finance our operations into approximately the third quarter of 2011. The terms of the FFB loan require us to escrow a significant amount of the cash generated from SRS operations in 2011 to create required reserves for debt service, maintenance and ongoing operations. Since our cash requirements for operation and construction of frequency regulation facilities beyond that point far exceeds the cash generated from operations, we may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        We recognize that our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to allow us to satisfy our obligations on a timely basis. The generation of sufficient cash flow is dependent, in the short term, on our ability to raise additional capital from a combination of equity, debt and/or project financing, continuing advances on the SRS construction loan; and in the long term, on the successful operation of our merchant plants and on our sales of systems on a turnkey basis. We believe that the successful achievement of these initiatives should provide us with sufficient resources to meet our long-term cash requirements.

Accounting Principles

        The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

Reclassification of prior period amounts

        The Board of Directors of the Company authorized a reverse split of the Company's common stock at a ratio of one-for-ten, effective February 25, 2011. The Company filed a Certificate of Amendment to its Sixth Amended and Restated Certificate of Incorporation (the "Amendment") to implement the reverse stock split and to reduce the number of shares of common stock authorized under the Certificate of Incorporation from 400 million to 200 million. The number of shares authorized and all previously reported share and per share amounts have been restated in the accompanying consolidated financial statements and related notes to reflect the reverse stock split.

        Certain prior period amounts have also been reclassified to be consistent with current period reporting. In 2008, "Deferred finance fees" of approximately $96,000 were included in "Prepaid expenses and other current assets." We reclassified these to "Deferred financing costs and other assets." This reclassification resulted in a reduction in Current Assets for 2008 of approximately $96,000. Deferred financing costs and other current assets have been reclassified such that the individual components (deferred financing costs, advance payments to suppliers, and other assets) are now shown separately. In addition, on the cash flow statement, purchases and manufacture of property and equipment are now shown net of related payables and accruals.

Consolidation

        The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiaries, Beacon Power Securities Corporation, Stephentown Holding LLC and Stephentown Regulation Services, LLC (SRS). In August 2010, as required to close the FFB loan, Beacon's equity and cash contributions to the Stephentown project were transferred to SRS. The borrowings from the FFB loan are a liability of SRS, and are guaranteed in part by Beacon. All significant inter-company accounts and transactions have been eliminated in consolidation.

        In September 2008, we established two wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC, which remain inactive as of December 31, 2010. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation.

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

Loss per Share—Basic and Diluted

        Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period, as adjusted retroactively for the effect of the reverse stock split that was effective February 25, 2011. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations. Since the years ended December 31, 2010, 2009, and 2008 reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

Recently Issued Accounting Pronouncements and Regulations

        In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, "Revenue Recognition—Milestone Method (Topic 605). The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions, in particular for instances whereby a portion or all of the consideration is contingent upon milestone events such as achieving a specific result from the research or development efforts. Under this guidance, a vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. In addition, this update requires specific disclosures. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. Although we do not currently have any contracts for which the milestone method is being used for revenue recognition, this update could impact our accounting for future research and development contracts.

Recently Adopted Accounting Pronouncements and Regulations

        In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

        We adopted ASU 2010-06 as of January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We adopted the additional disclosure requirements of ASU 2010-06 with regards to the preferred stock and warrants that were issued in December 2010.

        On February 24, 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09 "Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which amends FASB ASC Topic 855, "Subsequent Events", so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and we adopted this new requirement in the first quarter of 2010.

        In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities", which codifies FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" and changes how a reporting entity determines when an entity that is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things:

  a)
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and

  b)
  The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

        ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU 2009-17 is effective at the start of a

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

reporting entity's first fiscal year beginning after November 15, 2009, which for us was January 1, 2010. In the future, should we become fractional owners of certain merchant frequency regulation plants, this standard may impact our reporting for such entities.

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

Inverter Inventory

        We have a limited amount of inventory related to our inverter product line, which we value at the lower of actual cost or the current estimated market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. Since we have not had substantial revenues from our inverter product line and we were uncertain of future revenues, we recorded a full reserve for the total value of the inventory in a prior year. Accordingly, for the years ended December 31, 2010 and 2009, the value of our inverter product line inventory was fully offset by these reserves.

Unbilled costs on contracts in process

        Contract costs that we incur in advance of billings to customers, such as material purchases, direct labor and overhead are reflected as a current asset on our balance sheet as "Unbilled costs on contracts in process."

Lease Obligation and Deferred Rent

        In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

15,000 shares of our common stock and a warrant exercisable for 50,000 shares of our common stock in return for lower cash payments under the lease. (See Note 9: Commitments and Contingencies.) Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with ASC Topic 840, "Leases", these reimbursements have been credited to "Deferred Rent", and we have recorded rent expense on a straight line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as "Deferred rent—long term."

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

Restructuring and Asset Impairment Charges

        In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable. We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount or the cost to repair the asset. The fair value of the asset is measured using either available market prices or estimated discounted cash flows. No asset impairment charges were considered necessary for the years ended December 2010, 2009 or 2008.

        In certain instances, we may determine that it is in the best interest of the Company to move and re-deploy all or part of a Smart Energy Matrix™ System installed at a given location. When such a determination has been made, we will determine which costs are associated with the movable (fungible) components, and which costs are non-fungible. We will record a period expense for the net book value not associated with the fungible components. Accordingly, in 2008, 2009, and 2010, we expensed the non-fungible costs associated with the Smart Energy Matrix™ installed outside our Tyngsboro facility.

Debt recorded at par value or stated value

        The MassDev and FFB loans are recorded on our balance sheet at par value or stated value adjusted for unamortized discount or premium. Discounts and premiums for debt recorded at par value or stated value generally are capitalized and amortized over the life of the debt and are recorded in interest expense using the effective interest method. Such costs are amortized over the life of the debt and are recorded in depreciation and amortization expense.

Debt or derivative liabilities recorded at fair value

        Costs related to the issuance of debt for which we have elected the fair value option are recognized in current earnings. We have elected not to mark our MassDev or FFB loan to market through the income statement. However, we have three instruments that are recorded as debt or

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

derivatives which we have elected to mark to fair value through earnings: our mandatorily redeemable convertible preferred stock, our preferred stock warrants, and the common stock warrants issued in conjunction with our preferred stock. We determine fair value for these instruments as of the end of each reporting period, and we reduce the amount outstanding for any redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Interest expense.

  – Mandatorily Redeemable Convertible Preferred Stock

    The certificate of designations governing the rights and preferences of the preferred stock contains several embedded features that would be required to be considered for bifurcation. The preferred stock is mandatorily redeemable and therefore has to be recorded as a liability. We have elected the fair value option, and as such, will value the host preferred stock certificate of designations and embedded features as one instrument. Changes in the fair value of the preferred stock will be recorded as Non-cash interest on the Statement of Operations.

                  • Redemptions

        We expect to redeem our preferred stock by issuing common stock. The difference between the fair value of the preferred stock and the fair value of the common stock on the date the common stock issued is charged or credited to Non-cash interest expense.

                  • Conversions

        Investors in the preferred stock can voluntarily convert their preferred shares to common stock at a conversion price defined in the preferred stock certificate of designations. The difference between the fair value of the preferred stock and the fair value of the common stock given in conversion is recognized as a non-cash gain or loss on the extinguishment of debt.

                  • Dividends

        Dividends paid with scheduled redemptions are expected to be paid in stock. However, when an investor voluntarily converts its preferred shares, we are required to pay the investor for the dividends that would have been earned had the shares been held to maturity. The portion of those dividends that have not been accrued must be paid in cash, and are referred to as "make whole" payments. Dividends paid in cash are charged to Interest expense. Dividends paid in stock are valued at the fair value of the common stock as of the date of issuance, and are charged to Non-cash interest.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  – Preferred Stock Warrants

    We accounted for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock are mandatorily redeemable, which obligates us to transfer assets at some point in the future. (See Note 12.) The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized in Non-cash interest, net, on the consolidated statements of operations. If the warrants are exercised, the warrant liability will be reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise is charged or credited to Non-cash interest.

  – Common Stock Warrants

    We have issued common stock warrants in connection with the December 2010 preferred stock offering. (See Note 14.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

Deferred financing costs

        Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt. Direct costs include only "out-of-pocket" or incremental costs directly related to the effort, such as a finder's fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Paid in Capital. See Debt or derivative liabilities recorded at fair value for treatment of issuance costs on liability for which we have elected the fair value option.

Advance payments to suppliers

        Advance payments to suppliers represent payments made in advance of receipt for services or custom materials used in the manufacture of our flywheels or frequency regulation facilities. Advance payments are relieved when the materials or services are received. The advance payments are for the construction of our Stephentown plant, and therefore they are recorded as non-current assets.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Restricted cash

        Restricted cash includes as of December 31, 2010 includes $200,000 security deposit on our Tyngsboro building lease, approximately $12,600 financial assurance account required by ISO-NE, and approximately $3,016,000 which was deposited into SRS's base equity account. This account can only be used for eligible Stephentown project expenses (see Note 11—Long term debt.)

Patent Costs

        In December 2004, we recorded impairment charges to write down our capitalized patent costs to zero, due to the lack of substantial revenues to date and the uncertainty of realizing any future value from these patents. Accordingly, all costs incurred from 2004 through 2008 related to the development of intellectual property were expensed as incurred. However, in 2009, as we began to build our first commercial frequency regulation plant, we began again to capitalize legal costs associated with obtaining patents which we expect to have future commercial value. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, capitalized costs are adjusted in the period the change is determined. Patent costs are amortized over the remaining life of the patents. Costs for patents that have not yet been issued are capitalized, but we do not begin to amortize them until such time as the patent is issued. If we determine that a patent will not be issued, any previously capitalized costs are expensed. We review our intangible assets periodically for impairment, and record impairment reserves as appropriate.

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

  • Frequency Regulation Revenue

    Revenue from frequency regulation is recognized when it has been earned and is realized or realizable. Revenue from services is earned either as the services are performed or when they are complete and is considered realizable once the customer has committed to pay for the services and the customer's ability to pay is not in doubt. Frequency regulation revenue is calculated on an hourly basis as services are provided based on formulas specific to the tariffs in effect at the applicable ISO at bid award rates that are published by the ISO. Frequency regulation service revenue is calculated using the applicable rates and formulas as services are provided.

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

  • Grants

    Grants that relate to revenues are recognized in the same period as the related revenues are reflected. Grants that relate to current expenses are reflected as reductions of the related expenses in the period in which they are reported. Grants that relate to depreciable property and equipment are reflected in income over the useful lives of the related assets, and those related to land are amortized over the life of the depreciable facilities constructed on it. A given grant may be parsed into various components, each of which may be treated either as current revenue, reduction of current expenses, or as deferred revenue to be amortized over the life of a fixed asset, as appropriate given the structure and nature of the grant. Grants to be recognized as current revenue will be recognized on a percentage of completion basis.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Cost of Goods Sold

        For frequency regulation revenue, cost of goods sold represents the cost of energy. Cost of goods sold for our research and development contracts is calculated on a percentage-of-completion basis, using the same percentage of contract costs (up to the total contract revenue amount) as is used to calculate revenue. In the event that expected costs exceed the total contract revenue amount, the excess costs are charged to contract loss. We value our products at the lower of cost or market. Costs in excess of this measurement are expensed in the period in which they are incurred.

Stock-Based Compensation

        We account for stock-based compensation for employees in accordance with ASC Topic 718, "Stock Based Compensation." Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. The fair value of the options on their grant date is measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of ASC Topic 718 apply to grants issued since January 1, 2006 (the effective date) and to grants that were outstanding as of that date that are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period.

        Non-employee stock-based compensation is accounted for in accordance with ASC Topic 505, "Equity-based payments to Non-Employees." In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

        In addition, our officers were granted restricted stock units as part of their compensation agreements in 2010, 2009 and 2008. Our Restricted Stock Unit Deferred Compensation Plan is described in more detail in Note 16.

Income Taxes

        Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and tax loss and credit carry forwards using the currently enacted tax rates and laws. A valuation allowance has been provided because realization of deferred tax assets is uncertain (see Note 18).

401(k) Plan Contributions

        We match 50% of the amount our plan participants contribute to our qualified defined contribution (401(k)) plan. The maximum company contribution is 3% of salary. We contributed approximately $147,000, $144,000 and $137,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Advertising

        Advertising expense was approximately $7,000, $200 and $8,000 in 2010, 2009 and 2008, respectively, and is expensed as incurred.

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

Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents. We keep our cash investments with high-credit-quality financial institutions or Treasury funds. At December 31, 2010 substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 0.01% to 0.25%. At December 31, 2010, we had approximately $3.8 million of cash equivalents that were held in a non-interest bearing checking account. SRS had restricted cash of approximately $3.0 million held in an interest-bearing checking account. Also at December 31, 2010 we had approximately $7.3 million of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions. The fair value of these investments approximates their cost. The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in U.S. obligations. Approximately $7.1 million of our cash on hand at December 31, 2010 was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd's of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent. SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client. The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall. SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

        As of December 31, 2010, two of our vendors represent approximately 21% of the outstanding balance of our accounts payable and accrued liabilities.

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

        The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short maturity of these instruments. See Note 11 for debt fair value, which also approximates carrying value. See Note 12 for preferred stock and preferred stock warrants, and Note 14 for common stock warrants.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 3. Fair Value of Financial Instruments (Continued)

        The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$10,865,760	$10,865,760	$—	$—
Long Term Assets
Restricted cash	3,228,933	3,228,933	—	—

Total Assets	$14,094,693	$14,094,693	$—	$—

Current Liabilities
Mandatorily redeemable convertible preferred stock	$2,900,170	$—	$—	$2,900,170
Preferred stock warrant liability—current	1,009,388	—	—	1,009,388
Common stock warrant liability	3,242,600	—	—	3,242,600

Total Current Liabilities	7,152,158	—	—	7,152,158

Long Term Liabilities
Preferred stock warrant liability—long term	864,012	—	—	864,012

Total Liabilities	$8,016,170	$—	$—	$8,016,170

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 3. Fair Value of Financial Instruments (Continued)

Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and Cash Equivalents	$22,605,147	$22,605,147	$—	$—
Long Term Assets
Restricted cash	212,557	212,557	—	—

Total Assets	$22,817,704	$22,817,704	$—	$—

Liabilities
Mandatorily Redeemable Convertible Preferred Stock	$—	$—	$—	$—
Preferred Stock Warrant Liability—current	—	—	—	—
Common Stock Warrant Liability	—	—	—	—

Total Current Liabilities	—	—	—	—

Long Term Liabilities
Preferred stock warrant liability—long term	—	—	—	—

Total Liabilities	$—	$—	$—	$—

        There were no significant transfers between levels in the year ended December 31, 2010.

        Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Issued on December 23, 2010:	$4,120,000	$2,150,000	$3,730,000	$10,000,000
Conversions to Common Stock	(313,532)	—	—	(313,532)
Redemptions	(475,448)	—	—	(475,448)
Exercises	—	—	—	—
Adjustment to fair value at December 31, 2010	(430,850)	(276,600)	(487,400)	(1,194,850)
Transfers in and/or out of Level 3	—	—	—	—

Balance as of December 31, 2010	$2,900,170	$1,873,400	$3,242,600	$8,016,170

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 3. Fair Value of Financial Instruments (Continued)

        The warrant liabilities are marked-to-market each reporting period with the change in fair value recorded as a gain or loss within Non-cash interest in our consolidated statement of operations until they are exercised, expire or other facts and circumstances lead the liability to be reclassified as an equity instrument. The fair value of the warrant liabilities are determined each reporting period by utilizing a third-party valuation completed using a Black-Scholes option pricing model that takes into account volatility as well as estimated probabilities of possible outcomes provided by us and the valuation analyst (unobservable inputs).

        The preferred stock is recorded at fair value with changes in fair value recorded as gains or losses within Non-cash-interest. The fair value of the preferred stock is determined at each reporting period by utilizing a third-party valuation completed using a Black-Scholes option pricing model that takes into account volatility as well as estimated probabilities of possible outcomes provided by us and the valuation analyst (unobservable inputs.)

Valuation—Methodology and Significant Assumptions

        The estimate of the fair value of the securities noted above, as of the valuation date, is based on the rights and privileges afforded to each class of equity. The valuation of derivative instruments utilized certain estimates and judgments that affect the fair value of the instruments. Fair values for our derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may changes in the future.

        In estimating the fair value of the preferred stock and warrants, the following methods and significant input assumptions were applied:

Methods

        A Black-Scholes option pricing model was utilized to estimate the fair value of the mandatorily redeemable convertible preferred stock, preferred stock warrants and common stock warrants on December 31, 2010. The option pricing model relies on financial theory to allocate value among different classes of stock based upon a future "claim" on value. The equity claim of the securities is equivalent to a series of call options at various breakpoints, which are determined by the necessary equity required for the diluted common stock price to reach the exercise price of the different equity instruments. The change in option values represents the equity that is to be allocated among the different classes of stocks. In estimating the fair value of the preferred stock, preferred stock warrants and common stock warrants, the following significant inputs and assumptions were applied:

Inputs	December 31, 2010
Equity value based on stock closing price at December 31, 2010	$46,035,791
Exercise price	$1,000
Time to maturity	3–5 years
Stock volatility	89%–92%
Risk-free rate	1.02%–2.01%
Dividend rate	0%
Non-exercise period	NA

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 3. Fair Value of Financial Instruments (Continued)

Significant Assumptions

  •
  Due to the difficult nature of accurately estimating a potential exit event, we calculated the fair value using both a 3-year and a 5-year model. The fair value used is an average of value calculated using these two maturities.

  •
  Stock volatility was estimated by annualizing the daily volatility of our stock price during the historical period preceding the valuation date and measured over a period corresponding to the remaining life of the instruments. Historic stock prices were used to estimate volatility as we did not have trade options as of the valuation date.

  •
  Based on our historical operations and management expectations for the near future, our stock was assumed to be a non-dividend paying stock

  •
  The quoted market price of our stock was utilized in the valuations because the derivative guidance requires the use of quoted market prices without considerations of blockage discounts.

  •
  The quoted market price of our stock as of the measurement dates and expected future stock prices were assumed to reflect the dilution upon conversion of the instruments to shares of common stock.

Note 4. Accounts Receivable

        Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	December 31, 2010	December 31, 2009
Accounts receivable, trade	$279,376	$46,907
Allowance for doubtful accounts	—	—

Accounts receivable, net	$279,376	$46,907

        There was no allowance for doubtful accounts as of December 31, 2010 or 2009. All accounts are expected to be collected.

        Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. Our accounts receivable balance includes holdbacks of approximately $19,000 and $17,000, as of December 31, 2010 and 2009, respectively. These holdbacks are payable once work has been satisfactorily completed and the final reports have been delivered and approved. We believe the remaining holdbacks will be collected upon completion of the contracts and collected within one year, and therefore have not recorded any reserve against this amount.

Note 5. Prepaid Expenses and Other Current Assets

        Prepaid expenses at December 31, 2010 consist primarily of prepaid insurance premiums (primarily related to directors' and officers' liability insurance) of approximately $395,000, prepaid interest of

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 5. Prepaid Expenses and Other Current Assets (Continued)

approximately $63,000, miscellaneous receivables of approximately $36,000 and other prepaid expenses of approximately $232,000. Other prepaid expenses consist primarily of prepaid maintenance agreements and dues (including ISO membership dues). Prepaid expenses at December 31, 2009 consist primarily of prepaid insurance premiums (primarily related to directors' and officers' liability insurance) of approximately $329,000, other prepaid expenses of approximately $304,000, which consist primarily of prepaid maintenance agreements and dues, and other prepaid expenses of approximately $4,000.

Note 6. Property and Equipment

        Property and equipment consisted of the following:

		As of:
	Estimated Useful Lives	December 31, 2010	December 31, 2009
Construction in Progress	Varied	$41,227,183	$7,941,125
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	6,241,732	6,241,732
Smart Energy Matrix™ installations—fungible	20 years	2,526,337	1,686,038
Machinery and equipment	5–10 years	2,696,752	3,096,175
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	798,263	700,624
Office equipment and software	3 years	1,084,720	1,025,936
Leasehold improvements	Lease term	7,804,606	7,804,607
Equipment under capital lease obligations	Lease term	563,783	563,783

Total		$63,152,626	$29,269,270
Less accumulated depreciation and amortization		(6,960,421)	(4,895,329)

Property and equipment, net		$56,192,205	$24,373,941

        Depreciation and amortization expense was approximately $2,114,000 and $1,839,000 for the years ended December 31, 2010 and 2009, respectively.

        In November 2008, we deployed 1 MW of capacity under the ISO-NE Alternative Technologies pilot program ("pilot program") with a system installed inside our Tyngsboro facility. We deployed a second MW of capacity under the pilot program in July 2009, and a third MW in December 2009. Both of these additional MWs were installed outside and adjacent to our facility in Tyngsboro. In August 2010, we moved a portion of the 2 MW installed outside our facility to the Stephentown site as part of our equity contribution to that project.

        The "Smart Energy 25 flywheels" represent the cost of the flywheels and electronic control modules. The "Smart Energy Matrix™ installations—fungible" represents the cost of ancillary equipment required to operate our systems, such as chillers, which is considered fungible because it can be relocated to other sites. The non-fungible portions of the Smart Energy Matrix™ ancillary equipment installed in Tyngsboro were expensed.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 6. Property and Equipment (Continued)

        Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease. Estimated exit costs of approximately $267,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system operating outside of our facility were previously expensed and carried in accrued expenses. In addition, Machinery and equipment and Leasehold improvements include approximately $54,000 in estimated exit costs as of December 31, 2010 and 2009 that are being depreciated over the remaining life of the lease. In addition, we have paid the Town of Stephentown, New York, $75,000 to be held in escrow to cover any land clearing or exit costs at that site. This amount has been included in "Deferred financing costs and other assets" on our balance sheet as of December 31, 2010.

        The "Land" shown in the schedule above represents the cost of land we purchased in 2008 in Stephentown, New York, where we are building our first merchant frequency regulation plant.

        In April 2010, we entered a two-year option that provides the right to purchase a property in Chicago Heights, Illinois, for $1 million. The property is zoned industrial, and contains certain improvements relevant to our planned use, including equipment required for physical interconnection to 138 KVA transmission lines. In consideration for this option, we are paying the owner $2,000 per month. If we elect to purchase the land, the option payments will be applied to the purchase price. We have filed for interconnection and have completed a system impact study and an environmental assessment for this site.

        In 2009, we entered into an option to lease land in Glenville, New York. This option was amended and extended until December 31, 2011, at a cost of $1,500 per month. We have filed for interconnection and completed a system impact study for this site.

        The components of "Construction in progress" (CIP), which represents costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	December 31, 2010	December 31, 2009
Materials to build production flywheels	$757,913	$5,665,670
Smart Energy 25 flywheels	23,481,822	—
Smart Energy Matrix™ in progress	16,455,318	1,955,481
Deposits and other costs related to the acquisition of land for frequency regulation systems	48,587	43,002
Machinery and equipment	103,590	260,840
Software	121,620	—
Leasehold improvements	258,333	16,132

Construction in progress	$41,227,183	$7,941,125

        As of December 31, 2010 and, 2009, approximately $40,744,000 and $7,664,000, respectively, of the total shown as CIP represent completed flywheels not yet in service, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction for our Stephentown site and other potential sites.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 7. Deferred Financing

        Details of our deferred financing costs are as follows:

	December 31, 2010	December 31, 2009
Deferred financing costs associated with:
FFB loan guaranteed by the DOE	$3,434,516	$1,124,300
MassDev loan	61,604	74,573

Total	$3,496,120	$1,198,873

        Deferred finance charges are amortized over the life of the debt using the effective interest method.

Note 8. Other Assets

        Other assets represent deferred costs for patents, and are as follows:

	December 31, 2010	December 31, 2009
Patents	$238,296	$115,097
Less accumulated amortization	(8,026)	(164)

Net other assets	$230,270	$114,933

        As of December 31, 2010, Patents totaled approximately $230,000, of which approximately $132,000 represents deferred costs for patents that have not yet been issued and which are not yet being amortized. Amortization expense for the years ended December 31, 2010 and 2009 was $7,862 and $164, respectively.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies

        The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of December 31, 2010 and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
December 31, 2011	$753,188	$9,025,422	$9,778,610
December 31, 2012	778,937		778,937
December 31, 2013	804,688		804,688
December 31, 2014	618,001		618,001
December 31, 2015	—		—

Total Commitments	$2,954,814	$9,025,422	$11,980,236

Non-cancellable purchase obligations:		$7,797,151
Less advance payments to suppliers		(851,984)

Non-cancellable purchase obligations net of advance payments:		$6,945,167

        As of December 31, 2010, we had purchase commitments with our suppliers of approximately $9.0 million. Of this amount, approximately $7.8 million are firm, non-cancelable commitments against which we have made advance payments totaling approximately $852,000, leaving a net non-cancelable obligation of approximately $6.9 million as of December 31, 2010. Total purchase commitments include approximately $7.5 million for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $6.7 million are non-cancelable as of December 31, 2010. The remaining commitments are for equipment and other operating expenses.

        In July 2007, we signed a seven-year lease on our current corporate headquarters located at 65 Middlesex Road Tyngsboro, Massachusetts. The 103,000 square foot has a capacity of approximately 600 flywheels per year on a multi-shift basis, and with further capital spending for equipment our capacity will increase to approximately 1,000 flywheels per year.

        We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at December 31, 2010 and 2009 of $200,000, which is reduced periodically over the lease term. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets. In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility. Rent expense was $589,000, $589,000 and $585,000 during 2010, 2009 and 2008.

        In November 2009, the DOE announced that it had awarded us a Smart Grid Stimulus Grant valued at $24 million for use in construction of a 20 MW flywheel energy storage plant. We currently expect that this facility will be built on a property situated in Hazle Township, Pennsylvania, for which we have entered into an option agreement executed with an economic development agency of the State of Pennsylvania. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month. The site covered by this option is located in an

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant and an exemption from property taxes through 2017. We have filed for interconnection, and PJM has completed the system impact study for this site.

        In 2009, we entered into an option to lease land in Glenville, New York. This option was amended and extended until December 31, 2011, at a cost of $1,500 per month. In April 2010, we entered a two-year option that provides the right to purchase a property in Chicago Heights, Illinois, for $1 million. In consideration for this option, we are paying the owner $2,000 per month. If we elect to purchase the land, the option payments will be applied to the purchase price. We are currently expensing these option payments.

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

Note 10. Accrued contract loss

        Our contract loss reserves are as follows:

	Year ended December 31,
	2010	2009
Beginning balance	$257,698	$132,526
Charges for the period	970,836	238,562
Reductions	(182,989)	(113,390)

Ending balance	$1,045,545	$257,698

        In September 2010, we signed a contract with the DOE's Advanced Research Projects Agency—Energy (ARPA-E) to develop critical components of a highly advanced "flying ring" flywheel energy storage system over a two-year period, for which we expect to receive approximately $2,250,000. In addition, we are expected to contribute an additional 20% of program costs. Accordingly, we recorded

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 10. Accrued contract loss (Continued)

a contract loss during the third quarter of 2010 of $1,070,000, which represents our cost share portion of the contract, plus the difference between our GAAP overhead rate and the contract bid rate.

        In April 2008, we were awarded a subcontract to provide a flywheel energy storage system in support of a wind integration research and development project in Tehachapi, California, sponsored by the California Energy Commission. We will receive approximately $250,000, in total, to offset R&D expenses and will contribute an additional $87,000 of engineering resources for the project, bringing the R&D total to approximately $337,000. Accordingly, we recorded a charge of approximately $87,000 to the contract loss reserve during 2008 to reflect the expected "cost share" portion of the Tehachapi contract. During the first quarter of 2009, we increased the loss reserve for the Tehachapi contract by $132,500, bringing the total contract loss to approximately $219,000. This increase was based on the difference between the overhead rate that was bid on this fixed price contract and our forecasted overhead rate. No additions were considered necessary to the loss reserve for the Tehachapi contract during the year ended December 31, 2010.

        On February 3, 2009, we announced that we entered into a contract with NAVSEA to evaluate the use of flywheel energy storage for multiple shipboard applications that we expect will lead to a conceptual design of a flywheel system for future naval surface combatants and possible retrofit into existing navy ships. The value of the initial research and development work is estimated at $900,000, $500,000 of which has already been appropriated and is complete. Subsequent phases, if funded, would involve work estimated at up to an additional $2,100,000. This contract was awarded on a "cost plus fixed fee" basis. After final overhead rate adjustments, we increased the costs charged to the Navy contract by approximately $43,000. We recorded a contract loss reserve of approximately $50,000 in the second quarter of 2010, since the total costs exceeded the total appropriated to date for the contract, and we charged the additional overhead costs, plus an additional $7,000 in unbilled costs, against this reserve.

        During the fourth quarter of 2009, we began work on the PNNL contract. According to the terms of the contract, we expected to incur R&D costs of approximately $210,000, and to receive approximately $104,000 to offset those costs. Accordingly, during the fourth quarter of 2009, we recorded a charge of approximately $106,000 for our "cost share" portion of this contract. We completed the contract during the second quarter of 2010, at a lower cost than initially expected and, consequently, we reversed the previously established loss reserve and adjusted the cost of sales to properly reflect the margin on this contract.

        As of the end of December 31, 2010, no other adjustments were considered necessary to our contract loss reserve.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 11. Long term debt

        Long-term debt was as follows, which approximates fair value:

	As of:
	December 31, 2010	December 31, 2009
3.04% - 3.97% Note Payable to Federal Financing Bank, due June 2030	$22,152,902	$—
6.5% Note Payable to MassDev, due September 2015	3,797,140	4,455,368

Subtotal	25,950,042	4,455,368
Less unamortized discount (warrants)	(119,259)	(170,694)

Total	25,830,783	4,284,674
Less current portion of long term debt	(661,215)	(608,105)

Net long-term debt	$25,169,568	$3,676,569

        Based on the amounts outstanding as of December 31, 2010, principal payments required under the DOE and MassDev loan over the next five years, excluding discount due to warrants, are as follows:

	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$704,259	$—	$704,259
December 31, 2012	751,521	615,358	1,366,879
December 31, 2013	803,151	1,230,717	2,033,868
December 31, 2014	857,709	1,230,717	2,088,426
December 31, 2015	680,500	1,230,717	1,911,217
Thereafter	—	17,845,393	17,845,393

Total payments remaining	$3,797,140	$22,152,902	$25,950,042

Note Payable to the Federal Financing Bank (DOE loan)

        On August 6, 2010, SRS entered into a future advance promissory note with the Federal Financing Bank (FFB), and guaranteed by the DOE (FFB loan). The FFB is an instrument of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury. Under the DOE loan guarantee, the FFB has made available to us a multi-draw term loan facility in an aggregate principal amount of up to $43.1 million to finance up to 62.5% of the eligible costs of the Stephentown project. At the closing of the loan, Beacon contributed the remaining 37.5% of the expected project costs in the form of $18.9 million in inventory, assets, and eligible project costs and $7 million in cash. The cash was deposited into an SRS cash account (known as the "Base Equity Account") and is controlled by the collateral agent. We expect to receive 100% reimbursement from the FFB for ongoing budgeted project costs until such time as 62.5% of the aggregate of all eligible project costs have been funded. After 62.5% of the aggregate of all eligible project costs have been funded with loan proceeds,

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 11. Long term debt (Continued)

(a) 62.5% of each request for funding will be funded with loan proceeds from the FFB, and (b) 37.5% of each request for funding will be funded with the proceeds taken from the Base Equity Account. However, we are responsible for any cost overruns for the project. As of December 31, 2010, we have drawn down $4 million of the cash that was initially contributed to the Base Equity Account, and have received advances of $22.2 million from the FFB for eligible project expenditures. The project is proceeding on budget, and we do not currently anticipate any cost overruns. Going forward, each monthly disbursement from the loan will be subject to the satisfaction of certain conditions.

        The last day to receive an advance under the FFB Future Advance Promissory Note for eligible project costs is May 30, 2012, and the loan will mature on June 15, 2030. Each advance bears interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance, plus a .375% premium. Interest on advances under the FFB loan is payable quarterly in arrears. The weighted average interest rate on advances received as of December 31, 2010 was 3.352%. Principal payments are due in 72 equal quarterly installments, beginning on September 15, 2012 through June 15, 2030.

        Advances on the loan facilities may be voluntarily prepaid at any time at a price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid, which could result in the advance being prepaid at a discount, at par or at a premium. The loan facilities are subject to mandatory prepayments of differing amounts with net cash proceeds received from certain dispositions, loss events with respect to property and other extraordinary receipts. All obligations under the FFB loan are secured by substantially all property owned by SRS, which was approximately $46.6 million as of December 31, 2010.

        The FFB loan documents contain customary covenants that include, among others, requirements that the project be conducted in accordance with the business plan for the project, property and assets be maintained in good working order, and that the borrower stay in compliance with all applicable environmental laws and other governmental rules, including Federal Energy Regulatory Committee (FERC) rules. It places limitations on SRS's ability to use any loss proceeds, incur indebtedness, incur liens, make investments or loans, enter into mergers and acquisitions, dispose of assets or purchase capital items except for expenditures contemplated by the project budget or operating plan or from the proceeds of insurance, pay dividends or make distribution on capital stock, pay indebtedness, limitations on payments of management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements, in each case subject to customary exceptions.

        The FFB loan also contains certain financial covenants. As of the last day of each fiscal quarter, SRS is required to:

  •
  following the project completion date, maintain a minimum ratio of current assets to current liabilities

  •
  maintain a maximum leverage ratio

  •
  commencing the first fiscal quarter to end after the first anniversary of the project completion date, maintain a specified debt service coverage ratio

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 11. Long term debt (Continued)

  •
  commencing after the project completion date, maintain an amount equal to the debt service reserve requirement unless an alternative form of security reasonably satisfactory to the DOE has been provided; provided that, in the event of any withdrawal from the debt service reserve account, we must restore the amount on deposit in the debt service reserve account within ninety days of such withdrawal. The debt service reserve requirement is an amount equal to the amount of debt service due on the immediately succeeding two quarterly payment dates.

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

Note Payable to MassDev

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

Note 11. Long term debt (Continued)

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

        Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements funded with the proceeds of the loan with an approximate carrying value of $3,978,000 and $5,126,000 at December 31, 2010 and 2009, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings. This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations. In addition, the MassDev loan requires us to maintain a minimum cash balance of $1,500,000 at all times during the term of the loan.

        As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 8,598 shares of our common stock at an exercise price of $18.90 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation ("MTPC"), as part of MTPC's participation under the Massachusetts Technology Collaborative Business Expansion Initiative. The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.124%. The amortization of this discount resulted in approximately $51,000 and $47,000 charged to interest expense during 2010 and 2009, respectively. The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

Note 12. Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants

        As a result of the initial public offering of our common stock and the conversion of all outstanding shares of all classes of the preferred stock, we amended our charter and cancelled all our classes of preferred stock. We then added a new class of preferred stock that can be issued in the future by filing a Certificate of Designations with the specific terms as set by our Board of Directors. At December 31, 2009, there were 10 million shares of $.01 par value preferred stock authorized with none outstanding.

Series B Convertible Preferred Stock

        On December 23, 2010, we sold 10,000 units for net proceeds of approximately $8.7 million. Each unit sold consisted of (i) one share of our Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the "preferred stock"), (ii) a warrant to purchase 0.5 of a share of preferred

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants (Continued)

stock (the "preferred warrant") and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the "common warrant", and together with the preferred warrants, the "warrants"), at a price to the public of $1,000 per unit, less issuance costs. The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.

        Each share of preferred stock has stated value of $1,000. The preferred stock is entitled to receive dividends on the stated value at a rate of 8% per annum. We may elect to pay the dividends in cash, or if certain "Equity Conditions" are satisfied, in shares of common stock. Dividends are payable monthly, in arrears, on the first day of each month beginning February 1, 2011, and through the maturity date, which is February 1, 2012. If we elect to pay dividends in shares of our common stock, we must give notice to holder on the 23rd trading day prior to the applicable dividend due date, and we must deliver a number of shares of common stock equal to the dividend amount divided by the "Market Price" determined as of the date notice is given. We will make a similar determination using the Market Price on the dividend due date, and will make an adjustment for the difference (by payment of additional shares, if positive, or by deemed redemption of the equivalent amount of preferred stock, if negative) at that time. The "Market Price" is the arithmetic average of the six lowest daily VWAPs during the 20 consecutive trading day period ending two trading days prior to the relevant date of determination. Subject to certain limitations, a holder of shares of preferred stock may convert its shares of preferred stock at any time after the initial issuance, plus accrued and unpaid dividends, at a rate equal to the "Conversion Price", which is initially $2.5234 per share, subject to adjustment. As a result of our reverse stock split effective February 25, 2011, the conversion price may be adjusted down (but not up) to reflect the relative ratio of the market price of our common stock over fifteen trading days before and after the reverse split, as described in more detail below. The amount of this adjustment, if any, has not yet been determined.

        We will redeem 1,154 shares of preferred stock not previously converted on the first business day of each month, beginning February 1, 2011 through the maturity date (each an "installment date"). If we elect to make the redemption in shares of common stock, we must give notice to the holder on the 23rd trading day prior to the installment due date, and we must deliver a number of shares of common stock determined by dividing the stated value of the converted preferred stock by the lower of (i) the then applicable conversion price and (ii) 85% or 90% (depending on whether our Market Price is below or above $1.00, respectively) of the Market Price as of the installment notice date. On the relevant installment date, we will make a similar determination with respect to the shares payable, and will make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative) at that time.

        We can redeem any or all of the preferred stock at any time, so long as the Equity Conditions have been satisfied on the date we deliver a redemption notice to the holders and the redemption date. The redemption price in connection with any such optional redemption will be an amount in cash equal to 125% of the sum of the stated value of the preferred stock being redeemed, with accrued and unpaid dividends, and an amount reflecting the dividends that would have been payable through the maturity date if the preferred stock had remained outstanding.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants (Continued)

        The "Equity Conditions" will be satisfied on any date if (a) on each day during the 30 trading days prior to such measurement date, all shares of common stock issued and issuable upon conversion of the preferred stock (including the preferred stock issuable upon exercise of the preferred warrants) or payable as dividend shares and upon exercise of the common warrants will be eligible for sale without restriction and without the need for registration under the securities laws; (b) on each such day, the common stock is listed on The NASDAQ Capital Market, on one of several named alternative markets and, if subject to certain delisting proceedings or a failure to meet the maintenance standards of such an exchange, we must meet the minimum listing conditions of one of the other permitted markets (including the OTC Bulletin Board), (c) on each such day, we have delivered common stock upon conversion by holders of preferred stock on a timely basis, as and if required; (d) any applicable shares to be issued in connection with the determination may be issued in full without violating the ownership limitations described below or the rules of our principal market (except that the ownership limitations will not prevent us from delivering common stock in amounts up to such limits); (e) during such period, we shall have made timely payments as required; (f) there has been no "triggering event" or potential triggering event under the certificate of designations; (g) we have no knowledge of any fact that would cause the shares of common stock issuable in connection with the preferred stock or warrants not to be eligible for sale without restriction; (h) we meet certain minimum average trading volume qualifications on our principal market (i.e., a $200,000 daily dollar volume, averaged over the applicable 30 trading days); and (i) we are otherwise in material compliance with our covenants and representations in the related transaction documents, including the certificate of designations.

        The preferred stock is subject to mandatory redemption at the election of holders upon the occurrence of certain triggering events. The redemption price in these circumstances would be the greater of (a) 125% of the stated value plus accrued dividends, and (b) the number of shares into which the holder's preferred stock may be converted multiplied by the highest closing sale price our common stock during the period immediately prior to the triggering event and the date the holder delivers a notice of redemption, plus in each case an amount reflecting the dividends that would have been payable through the maturity date if the preferred stock had remained outstanding. "Triggering events" include, among other events, certain breaches by the Company of its agreements, failures to pay amounts when due, failures to maintain any registration statement as required, our the failure to keep our common stock listed on any of the specified eligible markets (excluding the OTC Bulletin Board), and failure to keep a sufficient number of authorized shares reserved for issuance on conversion of the preferred stock or exercise of the warrants.

        The conversion price of the preferred stock will be adjusted to reflect any stock splits and similar capital events proportionately. In the event of a consolidation of our common stock, such as a reverse stock split, the conversion price of the preferred stock will also be adjusted proportionately, and then further adjusted (but not increased) to equal the product of (x) the quotient determined by dividing the conversion price in effect prior to the stock combination by the average of the daily VWAPs for the 15 trading days prior to such combination, and (y) the average of the daily VWAPs for the 15 trading days following the combination. This adjustment will be triggered by our February 25, 2011 reverse stock split, but the amount of the adjustment has not yet been determined. In addition, if we issue (or are deemed to issue through the issuance or sale of convertible securities) shares of common stock at a price (as determined under the certificate of designations) less than the conversion price at the time,

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants (Continued)

the conversion price of the preferred stock will be reduced to the price at which such common stock is issued or deemed to be issued. Adjustments will not be required upon the issuance of certain "excluded securities", including shares issued or deemed to be issued under our existing employee stock plans, or upon the issuance of shares of common stock as dividend payments or conversions under the preferred stock; provided, however, that if we issue or are deemed to issue common stock on the dividend date or installment date in June 2011, such issuance will not be excluded from these adjustment provisions so that the conversion price of the preferred stock may be adjusted upon such issuance to the lower of (i) the conversion price at that time or (ii) the Market Price as of the relevant dividend date or installment date.

        We will not affect any conversion of the preferred stock, nor shall a holder convert its shares of preferred stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the preferred stock or otherwise, beneficial ownership of a number shares of our common stock in excess of 4.99% of the common stock immediately preceding the conversion. This limitation may from time to time be increased or decreased as it applies to any holder, but not above 9.99% or below 4.99%, by such holder, effective upon the sixty-first (61st) day after it gives us written notice of the adjustment.

        In the event of a liquidation event, before any amounts are made available to the holders of our common stock, the holders of the preferred stock will be entitled to receive in cash, out of our the assets, an amount per share of preferred stock equal to the stated value, with accrued and unpaid dividends, plus an amount representing the dividends that would have accrued but for such event through the maturity date. After such a distribution, the holders of the preferred stock will be entitled to participate in any distribution to the holders of our common stock on an as-converted basis.

        While the preferred stock is outstanding, neither we nor our subsidiaries may incur any additional indebtedness, with the exception of certain project-level indebtedness at the subsidiary level, our guaranty of such project-level indebtedness, and ordinary course equipment leases, obligations to vendors and similar exceptions. We are also prohibited from issuing additional or other capital stock that is senior to, or on par with, the preferred stock, or from issuing variable rate securities, without the consent of holders of 90% of the preferred stock then outstanding.

        The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with registration statements on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009 and July 29, 2008.

        Because the preferred stock has mandatorily redeemable installments with the remainder outstanding at maturity also subject to mandatory redemption, it meets the definition of a "mandatorily redeemable financial instrument" under ASC 480, and thus is recorded as a liability at fair value. The embedded features are required to be considered for bifurcation. However, we have elected the Fair Value Option under ASC 825-10-15, and as such, will value the host preferred stock agreement and the five embedded features together. The election has been made at the initial recording of the transaction, in accordance with ASC 825-10-25-4. Thus, the host preferred stock certificate of designations and the embedded features are eligible to be accounted for at fair value. We have elected to do so; consequently, the preferred stock will be recorded as a liability at fair value and subsequently maintained at fair value, with changes in fair value being recorded in the income statement.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants (Continued)

Preferred Stock Warrant

        The preferred warrants have an exercise price of $1,000 per share of preferred stock, and will expire on the maturity date. Subject to the Equity Conditions (as described above) being satisfied, we can force the holders of the preferred stock to exercise the preferred warrants for cash (i) in full, if the market price of our common stock exceeds 150% of the initial conversion price for twenty trading days in any thirty day trading period, (ii) in full, if we consummate an underwritten public offering of our common stock with net proceeds of at least $10 million, or (iii) in installments, in connection with the last five scheduled installment dates of the preferred stock. If the preferred warrants are exercised in full, we will receive additional gross proceeds of $5 million.

        The preferred warrant meets the definition of "Obligations to Repurchase Issuer's Equity Shares by Transferring Assets". As the warrant is for shares of preferred stock that are both puttable and mandatorily redeemable, the warrant is accounted for as a liability, and will be marked to fair value each reporting period, with the change in fair value recorded through the income statement.

        None of the preferred or common warrants had been exercised as of December 31, 2010.

        As of December 31, 2010, the following is a summary of the non-cash interest related to the preferred stock, preferred warrants and common warrants:

Non-cash interest:	Amount
Dividends paid in common stock with conversions	$(220)
Dividends paid in common stock with redemptions	(78,607)
Interest expense on redemption of preferred stock	(842,075)
Fair value adjustment to preferred stock	430,850
Fair value adjustment to preferred stock warrants	276,600
Fair value adjustment to common stock warrants	487,400

Subtotal	273,948
Less: prepaid dividends	62,886

Non-cash interest expense as of December 31, 2010	$336,834

        Under the terms of the preferred stock, if we want to redeem the preferred stock and pay dividends with common stock rather than cash, we must give notice to the holders on the 23rd trading day prior to the applicable redemption or dividend date, and we must deliver a number of shares of common stock based upon the "Market Price" determined as of the date notice is given. On the scheduled redemption or dividend date, we recalculate the shares payable based upon the Market Price on that date, and make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative). On December 29, 2010, we elected to make the schedule February 1, 2011 installment and dividend payment in shares of our common stock and on that date issued 598,874 shares of our common stock under these prepayment procedures. On February 1, 2011, we issued an additional 12,128 shares based upon the difference between the Market Price on December 29, 2010 and the Market Price on February 1, 2011. We expect to make subsequent scheduled payments in shares of our common stock also; to the extent the preferred stock has not been voluntarily converted by the holders.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 12. Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants (Continued)

Common Stock Warrant—see Note 14, "Common Stock Warrants," below.

        The scheduled redemptions and actual activity for the Preferred Stock and Preferred Warrants as of December 31, 2010 is as follows:

Conversion Date	Pre-delivery Date	Number Preferred Shares Redeemed	Total Preferred Warrants Redeemed	Less: Preferred Shares Converted or Redeemed at 12/31/10	Balance of Preferred Stock at 12/31/10	Balance of Preferred Warrants at 12/31/10	Fair Value of Preferred Stock at 12/31/10	Fair Value of Preferred Warrants at 12/31/10
2/1/2011	12/29/2010	1,154		(1,154)	—	—	$—	$—
3/1/2011	1/26/2011	1,154			1,154	—	413,951.3	—
4/1/2011	3/1/2011	1,154			1,154	—	413,951.3	—
5/1/2011	3/29/2011	1,154			1,154	—	413,951.3	—
6/1/2011	4/28/2011	1,154			1,154	—	413,951.3	—
7/1/2011	5/31/2011	1,154			1,154	—	413,951.3	—
8/1/2011	6/28/2011	1,154			1,154	—	413,951.3	—
9/1/2011	8/1/2011	1,154		(317)	837	—	300,240.3	—
10/1/2011	8/30/2011	768		(444)	324	—	116,222.0	—
10/1/2011	8/30/2011		386		—	386	—	144,626
11/1/2011	9/29/2011		1,154		—	1,154	—	432,381
12/1/2011	10/28/2011		1,154		—	1,154	—	432,381
1/1/2012	11/29/2011		1,154		—	1,154	—	432,381
2/1/2012	12/29/2011		1,152		—	1,152	—	431,631

		10,000	5,000	(1,915)	8,085	5,000	$2,900,170	$1,873,400

Current liability							$2,900,170	$1,009,388

Long-term liability							$—	$864,012

        As shown above, 761 shares of preferred stock were converted by their holders into common stock as of December 31, 2010. We recorded a loss on extinguishment of debt of approximately $390,000 related to these conversions. The loss was calculated as the difference between the fair value of the preferred shares and the fair value of the common stock as of the date of the conversion. The weighted average fair value of our common stock for the December conversions was $2.24 per share. Subsequent to year end, as of March 15, 2011, preferred warrantholders exercised 3,215 preferred warrants, for which we received proceeds of $3,215,000. Additionally, between January 1, 2011 and March 15, 2011, 7,960 preferred shares were converted into common stock. We expect to report a non-cash loss on extinguishment of debt related to these conversions of approximately $6.8 million in the first quarter of 2011. The weighted average fair value of the common stock for the first quarter 2011 conversions was $2.95 per share. As of March 15, 2011, there were 1,440 shares of preferred stock and 1,785 preferred warrants still outstanding.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 13. Common Stock

        On July 2, 2010, we entered into a common stock purchase agreement with Aspire Capital Fund LLC (Aspire), an Illinois limited liability company, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire was committed to purchase up to an aggregate of $25 million of our shares of common stock over the term of the purchase agreement. In consideration for entering into the purchase agreement, we issued 308,642 shares of our common stock to Aspire. Under this agreement, we sold Aspire 154,321 shares of common stock at a purchase price of $3.24 per share, for an aggregate purchase price of $500,000 on July 6, 2010. Following this initial purchase, from time to time over the 26-month term of the agreement, we had the right, in our sole discretion, to present Aspire with a purchase notice directing them to purchase up to 40,000 shares of our common stock per trading day (up to an aggregate of $24.5 million of our common stock) at a price per share calculated by reference to our market price at the time. Under the terms of the agreement, we could not sell shares to Aspire at a purchase price less than $3.40. These sales were being made under our two available shelf registration statements on Form S-3. Following the initial purchase, and through November 30, 2010, we sold 80,000 shares to Aspire for gross proceeds of $272,000.

        On November 30, 2010, we notified Aspire that we were electing to terminate the common stock purchase agreement effective as of December 1, 2010, as permitted by the terms of that agreement. Consequently, no further sales will be made to Aspire under the agreement.

        On December 9, 2009, we sold 3,810,000 units of the Company at a purchase price of $5.44 per unit for a total of approximately $19 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share; a warrant to purchase 0.05 of a share of common stock at an exercise price of $7.00 per share through December 9, 2014; and an additional investor rights warrant to purchase 0.05 of a share of common stock through August 31, 2010 at a floating exercise price. The floating exercise price was equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $2.72 per share. All the warrants were exercisable upon issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009.

        On February 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP, valued at up to $18 million. This agreement was amended on June 19, 2009. The original agreement required Seaside to buy $1 million of common stock once each month for up to 18 months, beginning on February 20, 2009, and on the 20th day of each month thereafter (or the next closest business day), at a purchase price reflecting a 20% discount to the volume weighted average trading price over the five-day trading period immediately before the purchase. The amended agreement maintained the $18 million aggregate maximum purchase price, but accelerated the purchase to 150,000 shares twice per month at a 14% discount to the 10-day volume weighted average trading price. The agreement was structured in three tranches, or segments, of six closings each. We exercised our options on both additional tranches, meaning that there were 18 closings over the term of the agreement. Separately, in December 2009, we issued additional shares of stock through a public offering. As part of the underwriting conditions for that offering, we exercised our option to delay the Seaside purchases originally scheduled for December and January for a period of 60 days. The Seaside purchases resumed on February 5, 2010, and the final purchase under this agreement was completed on March 5, 2010.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 13. Common Stock (Continued)

        The following is a schedule of the stock sold to Seaside under this agreement:

Transaction date	Aggregate Value	Common Shares Sold	Sale Price per Share	Net Proceeds
February 20, 2009	$1,000,000	265,618	$3.7648	$889,767
March 20, 2009	$1,000,000	289,620	$3.4528	$931,072
April 20, 2009	$1,000,000	191,278	$5.2280	$914,855
May 20, 2009	$1,000,000	164,777	$6.0688	$946,098
June 22, 2009	$1,193,895	150,000	$7.9593	$1,094,839
July 6, 2009	$1,118,430	150,000	$7.4562	$1,059,504
July 20, 2009	$932,670	150,000	$6.2178	$860,444
August 5, 2009	$939,255	150,000	$6.2617	$873,826
August 20, 2009	$895,260	150,000	$5.9684	$833,089
September 8, 2009	$989,295	150,000	$6.5953	$923,819
September 21, 2009	$940,155	150,000	$6.2677	$874,043
October 5, 2009	$925,575	150,000	$6.1705	$864,430
October 20, 2009	$941,955	150,000	$6.2797	$880,144
November 5, 2009	$864,300	150,000	$5.7620	$802,239
November 20, 2009	$829,605	150,000	$5.5307	$673,590
February 5, 2010	$585,150	150,000	$3.9010	$549,498
February 22, 2010	$541,500	150,000	$3.6100	$506,813
March 5, 2010	$529,350	150,000	$3.5290	$495,545

Total Investment	$16,226,395	3,011,293		$14,973,615

        On December 24, 2008, we sold 896,600 units of the Company at a purchase price of $5.00 per unit, for a total of approximately $4.1 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $7.40 per share, for a total of 896,000 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

        On October 15, 2008, we sold 870,000 units of the Company at a purchase price of $9.10 per unit, for a total of approximately $7.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $12.00 per share, for a total of 870,000 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

        On October 31, 2007, we sold 1,191,185 units of the Company at a purchase price of $21.00 per unit, for a total of approximately $23.7 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $29.70 per share, for a total of 1,131,628 warrants. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on August 6, 2007, which became effective on August 15, 2007.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 13. Common Stock (Continued)

        On September 10, 2007, we sold 510,204 units of the Company at a purchase price of $19.60 per unit for a total of approximately $9.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $19.90 per share, for a total of 612,245 warrants. In addition, 15,307 warrants were issued to the placement agents at the same price per share. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on August 6, 2007, which became effective on August 15, 2007.

        On July 23, 2007 we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord in a private placement, a warrant exercisable for 50,000 shares of our common stock at an exercise price of $17.70 per share. In addition, we issued the landlord 15,000 shares of common stock.

        On February 15, 2007, we issued 1,181,469 units for $9.00 per unit, each of which consists of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of our common stock at an exercise price of $13.30 per share for a total of 590,738 warrants. In addition, 35,445 warrants were issued to the placement agents at the same price per share. We received net proceeds of approximately $9.7 million after deducting placement agency fees and estimated offering expenses.

        On November 8, 2005 we completed the private placement of 986,842 shares of our common stock at a price of $15.20 per share, for an aggregate offering price of approximately $15 million to certain institutional investors. We also offered these investors and placement agents warrants to purchase 296,053 and 45,000 shares, respectively, of our common stock at an exercise price of $22.10 per share. In connection with this transaction we paid placement agent fees and expenses of approximately $1 million. We agreed to register for resale under the Securities Act all the shares issued in this offering as well as the shares issuable upon exercise of the warrants. On March 2, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (File No. 333-130207) that was declared effective on March 7, 2006. These proceeds were used for working capital purposes. We have, at various times, issued stock at a price that triggered the warrants' anti-dilution provisions, resulting in the exercise price of the warrants issued to the investors being adjusted and additional warrants being issued to the investors. See Note 14—Common Stock Warrants.

        On May 24, 2005 and July 26, 2005 we issued 166,667 and 178,571 shares of common stock, respectively pursuant to an investment agreement dated April 22, 2005. In exchange, we received $3 million in the aggregate from Perseus 2000 Expansion, L.L.C. We also issued a warrant for the purchase of 80,000 shares of our common stock at an exercise price of $10.08, which expired in May 2010 and an extension for two years of an existing warrant already owned by Perseus which expired on May 23, 2007. These proceeds were used for working capital purposes.

Initial Public Offering

        In 2000, we sold 920,000 shares of our common stock, inclusive of the underwriters' overallotment, at an initial public offering price of $60.00 per share. Net proceeds as a result of the stock offering totaled approximately $49.3 million reflecting gross proceeds of $55.2 million net of underwriter commissions of approximately $3.9 million and other estimated offering costs of approximately $2.0 million.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 13. Common Stock (Continued)

Shareholder Rights Agreement

        In September 2002, and amended as of December 27, 2002, our Board of Directors approved a Rights Agreement, under which each holder of common stock on October 7, 2002 automatically received a distribution of one preferred share purchase right for each share of common stock held. Each preferred share purchase right initially entitles the holder to purchase 1/10th of a share of our newly issued preferred stock for $22.50 in the event that any person not approved by the board of directors acquires more than 15% of our outstanding common stock, If the rights become exercisable, each right will entitle the holder to purchase $22.50 worth of our common stock, or in the event of an acquisition by another company, $22.50 worth of the common stock of the other company, at half its market value. In each case, any rights held by the acquiring person are not exercisable and become void.

Reserved Shares

        At December 31, 2010, 20,830,370 shares of our common stock were reserved for issuance under our stock option plan, employee stock purchase plan, and outstanding preferred stock, preferred warrants and common warrants.

Note 14. Common Stock Warrants

        We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of December 31, 2010:

Description	Grant Date	Expiration Date	Strike Price	Issued and Outstanding As of December 31, 2010
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$10.20	641,454
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$13.30	626,183
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$17.70	50,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$19.90	612,245
September 10, 2007 Shelf Issue (Placemen Agents)	9/10/2007	3/11/2013	$19.90	15,307
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$29.70	543,182
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$18.90	17,196
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$12.00	870,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$7.40	896,600
Series W—December 9, 2009 Public Offering	12/9/2009	12/9/2014	$7.00	1,905,000
Series Y—Supplier Warrants August 19, 2010	8/19/2010	6/15/2015	$7.20	11,667
December 23, 2010 Common Stock Warrants	12/23/2010	12/23/2015	$2.52	4,458,274

Total warrants outstanding				10,647,108

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Common Stock Warrants (Continued)

        The following shows changes to the warrants outstanding from December 31, 2009 through December 31, 2010:

# Warrants
Warrants outstanding as of December 31, 2009	8,108,966.40
Adjustments to 11/8/05 warrants due to Seaside pricing for 2010 stock sales	17,638.80
Adjustments to 11/8/05 warrants due to Aspire pricing for 2010 stock sales	12,335.50
Perseus warrants expired	(80,000.00)
Series X warrants expired	(55,000.00)
Warrants issued to service provider	11,666.60
Series X warrants exercised	(1,826,787.50)
Warrants issued 12/23/10 with convertible preferred stock	4,458,270.70
Fractional warrants issued for rounding purposes with reverse stock split	17.50

Warrants outstanding as of December 31, 2010	10,647,108.00

May 2005 Financing Warrant

        In connection with the investment by Perseus 2000 Expansion, L.L.C., we issued a warrant for 80,000 shares of our common stock at an exercise price of $10.08. These warrants were not exercised and expired on May 25, 2010.

November 2005 Financing Warrants

        As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 296,053 shares of our common stock to ten accredited investors. The per-share exercise price for the warrant shares was $22.10. Each investor warrant is exercisable at any time until May 9, 2011. The terms of the warrants include anti-dilution provisions which require us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include, among other things, the issuance of additional shares of our common stock, or securities convertible into our common stock, at a price per share lower than the closing stock price on the date of the investment, which was $18.50. The warrant also contains language that limits the total number of shares we can issue in the financing transaction (including upon exercise of the warrants) at an effective price less than the closing price at the time of the investment to 19.99% of the number of shares of common stock outstanding prior to the investment.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Common Stock Warrants (Continued)

        Based on the warrants' anti-dilution provisions, the exercise price of the investor warrants were adjusted as shown below.

	# Warrants	Exercise Price
Original Warrant	296,052.70	$22.10
Adjustments based on anti-dilution provision:
Cumulative adjustments through December 31, 2009	315,420.30	$10.70
Seaside 2/05/10 purchase	5,768.60	$10.60
Seaside 2/22/10 purchase	5,878.60	$10.50
Seaside 3/5/10 purchase	5,991.60	$10.40
Aspire 7/2/10 purchase	12,335.50	$10.20
Fractional warrants resulting from reverse split adjustments	6.70

Adjusted Warrant	641,454.00	$10.20

February 2007 Shelf Warrants

        In February 2007, we sold 1,181,469 units of the Company at a purchase price of $9.00 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $13.30 per share, for a total of 590,738 warrants. In addition, we issued 35,445 warrants to the placement agents at the same price per share. These warrants became exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on September 1, 2006, which became effective on December 14, 2006. On February 18, 2011, we entered into a warrant exercise agreement with one of our warrantholders in order to induce the warrantholder to exercise its out of the money warrants. The agreement called for the exercise of 83,333 warrants at an exercise price of $13.30 per share, providing total gross proceeds to the company of $1,083,334. We agreed to pay to the holder $898,051 in consideration for its early exercise, resulting in net proceeds to us of $185,283.

July 2007 Warrants

        In July 2007, we entered into a lease for a new facility in Tyngsboro, MA. We agreed under the terms of the lease to issue to the landlord pursuant to an exemption from registration under the Securities Act of 1933, as amended, a warrant exercisable for 50,000 shares of our common stock at an exercise price of $17.70 per share. This warrant became exercisable as of July 23, 2007, may be exercised at any time over the term of the lease and expires on July 22, 2014. The warrant and the shares issuable upon exercise of the warrant are restricted securities and may not be sold without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption therefrom.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Common Stock Warrants (Continued)

September 2007 Shelf Warrants

        In September 2007, we sold 510,204 units of the Company at a purchase price of $19.60 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $19.90 per share, for a total of 612,245 warrants. In addition, 15,307 warrants were issued to the placement agents at the same price per share. The warrants become exercisable as of March 10, 2008, and expire on March 11, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on August 6, 2007, which became effective on August 15, 2007. On February 16, 2011 we entered into a warrant exercise agreement with one of our warrantholders in order to induce the warrantholder to exercise its out of the money warrants. The agreement called for the exercise of 170,000 warrants at an exercise price of $19.90 per share, providing total gross proceeds to the company of $3,383,000. We agreed to pay to the holder $2,954,022 in consideration for its early exercise, which resulted in net proceeds to us of $428,978.

October 2007 Shelf Warrants

        In October 2007, we sold 1,191,185 units of the Company at a purchase price of $21.00 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.95 shares of common stock at an exercise price of $29.70 per share, for a total of 1,131,628 warrants. The warrants became exercisable six months and one day after their issuance, and expire May 1, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 which became effective on August 15, 2007. On January 9, 2009, one of the investors surrendered its 588,446 warrants. There were 543,182 warrants of this class outstanding as of December 31, 2009.

June 2007 MassDev Warrants

        On June 30, 2008, as partial consideration for a Massachusetts Development loan, we issued MassDev two warrants. Each warrant provides for the purchase of 8,598 shares of our common stock at an exercise price of $18.90 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008 and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation ("MTPC"), as part of MTPC's participation under the Massachusetts Technology Collaborative Business Expansion Initiative.

October 2008 Shelf Warrants

        On October 15, 2008, we sold 870,000 units of the Company at a purchase price of $9.10 per unit, for a total of approximately $7.2 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $12.00 per share, for a total of 870,000 warrants. The warrants became exercisable six months and one day after t heir issuance, and expire April 16, 2014. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Common Stock Warrants (Continued)

December 2008 Shelf Warrants

        On December 24, 2008, we sold 896,600 units of the Company at a purchase price of $5.00 per unit, for a total of approximately $4.1 million, net of expenses. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $7.40 per share, for a total of 896,000 warrants. The warrants became exercisable six months and one day after t heir issuance, and expire June 25, 2014.The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

December 2009 Series W and Series X Warrants

        In December 2009, we sold 3,810,000 units of the Company at a purchase price of $5.44 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share; a Series W warrant to purchase 0.5 of a share of common stock at an exercise price of $7.00 per share exercisable through December 9, 2014; and an additional investor rights warrant (Series X) to purchase 0.5 of a share of common stock exercisable through August 31, 2010 at a floating exercise price. The floating exercise price was equal to 85% of the five-day volume weighted average price of our common stock at the time of exercise, but in no event less than $2.72 per share. All of the warrants were exercisable upon issuance. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a registration statement on Form S-3 which became effective on September 15, 2009.

        Through August 31, 2010, Series X warrants to purchase 1,850,000 shares of common stock were exercised at exercise prices ranging from $2.72 to $4.122, for total net proceeds of $5,902,038. The remaining 55,000 warrants were not exercised and expired as of August 31, 2010.

December 2010 Common Stock Warrant Liability (Issued in Conjunction with Redeemable Preferred Stock)

        On December 23, 2010, we sold 10,000 units of the Company at a purchase price of $1,000 per unit. Each unit consisted of (i) one share of the Company's Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the "preferred stock"), (ii) a warrant to purchase 0.5 of a share of preferred stock (the "preferred warrant") and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the "common warrant"), at a price to the public of $1,000 per unit, less issuance costs. The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.

        The common warrants have an exercise price of $2.5234 per share of common stock, subject to adjustment, and will expire on December 23, 2015. The common warrants cover an aggregate of 4,458,271 of common stock. The exercise price of the common warrants is subject to adjustment, among other circumstances, (i) in connection with a subdivision or combination of our common stock, (ii) if we sell or issue our common stock, or are deemed to sell or issue our common stock through the sale or issuance of securities convertible or exercisable for our common stock, at a price less than the exercise price of the warrants then in effect, and (iii) between June 1, 2011 and the date on which the preferred warrants have been exercised in full (or, if they are not exercised, 91 days after the maturity date of the preferred stock) during which period up to $1 million in aggregate exercise price of the warrants may be exercised at a price equal to (a) 85% of the arithmetic average of the six lowest daily

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 14. Common Stock Warrants (Continued)

volume weighted average prices (VWAP) per share during the twenty consecutive trading days immediately prior to the exercise date, if such arithmetic average is below $1.00 per share, or (b) 90% of the arithmetic average of the six lowest VWAPs during such period in any other case. The exercise price of the common warrants will be adjusted downward (but not upward) as a result of our reverse stock split effective February 25, 2011, to reflect the relative market prices (adjusted for the split ratio) of our common stock over the fifteen trading days before and after the reverse split. The final amount of this adjustment, if any, has yet been determined.

15. Revenue and Cost of Goods Sold

        A breakdown of our sales and the related cost of sales for the years ended December 31, 2010, 2009 and 2008, respectively, is as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$373	$318	$55	$286	$319	$(33)
Contract and grant	459	221	238	672	672	—
Inverters and APS credits	64	—	64	10	—	10

Total	$896	$539	$357	$968	$991	$(23)

	Year ended December 31, 2008
	Revenue	Cost of Sales	Margin
Frequency regulation	$10	$41	$(31)
Contract and grant	12	12	—
Inverters and APS credits	46	—	46

Total	$68	$53	$15

        Revenue for year ended December 31, 2010 included approximately $373,000 of frequency regulation revenue, as compared to approximately $286,000 and $10,000 in 2009 and 2008, respectively.

        In November 2008, we began operating our first 1 MW Smart Energy Matrix™ on the electricity grid in Tyngsboro, Massachusetts. The 1 MW system was installed under ISO-NE's Alternative Technologies Regulation pilot program. This pilot program allowed us to generate revenue for regulation services while ISO-NE develops permanent market rules that will govern application of the technology. We added a second megawatt of capacity in Tyngsboro in July 2009, and a third megawatt in December 2009, resulting in progressive increases in our regulation revenue. We redeployed approximately 2 of these 3 MW of capacity to our Stephentown site in August 2010.

        From November 2008 until late April 2009, we were billed for all of the energy stored on our flywheels, rather than for our net energy usage. Further, we were billed at a retail rate. However, since late April 2009, our energy costs have decreased substantially as we have been billed the wholesale rate

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

15. Revenue and Cost of Goods Sold (Continued)

for our net energy used, plus retail transmission and distribution charges. Gross margin in 2010 was $55,000, or 15%, as compared to a gross margin loss of approximately ($33,000), or (12%) in 2009; and ($31,000) or (310%) in 2008. The gross margin percentage was lower during 2010 than during the last half of 2009 due to a reduction in the average clearing price for frequency regulation in the ISO-NE market. The cost of energy during 2010 was approximately $318,000, of which approximately $226,000, or 71%, represents retail transmission and distribution (T&D) charges billed by the local service provider. Because our Stephentown facility will be connected to the grid at transmission level, we will not incur T&D charges at that facility.

        Our contract revenue in 2010 includes $180,000 grant revenue. In 2010, we were awarded a $2 million grant from NYSERDA, $1.5 million of which will be accounted for as a reduction in the Stephentown project cost; $100,000 which will be used to build a visitor center in Stephentown, New York, and $400,000 which will be earned through the completion of non-SRS related project milestones, of which $180,000 has been recognized as grant revenue based on percentage of completion as of December 31, 2010. There were no direct costs associated with the 2010 grant revenue, which, combined with the completion of one of our R&D contracts at a lower cost than initially expected, resulted in a positive gross margin in 2010 for contract and grant revenue.

        We provide a five-year limited product warranty for our Smart Power M-series inverter product line and accrue for estimated future warranty costs in the period in which the revenue is recognized. In 2004, we established a reserve for our Smart Power M-series inventory as a result of lower than anticipated sales volumes. During 2010, 2009 and 2008, we continue to have very limited sales of our inverter products, which we are no longer manufacturing. The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year. Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

Note 16. Stock-Based Compensation

Description of Plans

Stock Option Plan

        On July 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (our "2010 Plan"), which constituted an amendment, restatement and renaming of our Third Amended and Restated 1998 Plan and which increased the shares available for issuance under the Stock Incentive Plan by an additional 1,500,000 shares. Our 2010 Plan allows for the granting of stock options, restricted stock, restricted stock units and other equity awards with respect to up to 3,800,000 shares of our common stock. At December 31, 2010, we had 1,720,145 shares reserved for future issuance under this plan.

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

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 16. Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (the "ESPP") allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions. All regular, full-time employees employed by us for at least three months on the dates the exercise periods begin (each May 1 and November 1) are eligible to participate in this plan. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date. Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan. The ESPP provides for the purchase of up to 200,000 shares of our common stock. Shares purchased under the Plan in 2010, 2009 and 2008 totaled 43,637, 20,010 and 11,180, respectively, and the weighted average purchase price of the shares purchased was $2.82 in 2010, $6.17 in 2009 and $8.94 in 2008.

        At December 31, 2010, we had 108,247 shares reserved for issuance under this plan.

Restricted Stock Unit Arrangements

        Our 2010 Plan permits the grant of restricted stock units ("RSUs") to our employees, officers, directors and other service providers. We use RSUs to (i) align our employees' interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash by paying bonuses in the form of RSUs rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash. With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over three-year periods in equal quarterly installments. There are also other performance-based RSUs granted to our officers that cliff-vest upon the achievement of certain company-specific milestones including earnings levels and revenue goals such that we would no longer be treated as a development stage company for accounting purposes. Both such vesting events require the recipient officer to be employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder's resignation or termination for cause. As of December 31, 2010 and 2009, certain RSUs granted under the officer employment agreements were vested but stock could not be issued under the terms of the RSU agreements because the trading window was closed to insiders as of the respective vesting dates.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 16. Stock-Based Compensation (Continued)

        Restricted stock unit activity related to the RSU agreements is as follows:

	Year ended December 31,
	2010	2009	2008
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	3,705.2	4,635.2	3,808.4
Based upon current year executive officer agreement	—	1,692.0	1,409.4
Vested RSUs not yet converted to stock	2,069.4	1,637.6	1,422.8
RSU's granted but not vested:
Related to 2007 executive officer agreement	—	—	2,406.8
Related to 2008 executive officer agreement	—	1,881.0	3,760.2
Related to 2009 executive officer agreement	2,255.3	4,511.3	—
Related to performance-based executive plan(ii)	55,029.0	126,582.3	126,582.3

i.
RSUs vesting December 31, 2009, were issued on April 8, 2010.

ii.
Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements and the continued employment of the officer as of the determination date. The 2010 grant is based upon the achievement of certain Adjusted EBITDA goals for the 2011 or 2012 fiscal years, with the minimum payout at $8.5 million Adjusted EBITDA, and the target award paid out if we achieve an adjusted EBITDA of $46 million. Vesting of RSUs for Adjusted EBITDA between $8.5 million and $46 million will be interpolated on a straight line basis. Adjusted EBITDA is defined as net income before the effect of interest expenses, income taxes, depreciation, amortization, and equity compensation expenses

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 16. Stock-Based Compensation (Continued)

Stock Option Plan Schedules

        Stock option activity since inception is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding at inception	—
Granted	1,906,584	$16.13	$8.60
Exercised	(261,412)	$8.56
Canceled, forfeited or expired	(773,917)	$23.56

Outstanding, December 31, 2007	871,255	$11.80
Granted	265,991	$11.71	$7.20
Exercised	(1,925)	$7.89
Canceled, forfeited or expired	(1,466)	$11.93

Outstanding, December 31, 2008	1,133,855	$11.79
Granted	91,066	$5.47	$2.80
Exercised	—	$—
Canceled, forfeited or expired	(27,572)	$8.90

Outstanding, December 31, 2009	1,197,349	$11.37
Granted	538,559	$3.90	$2.10
Exercised	—	$—
Canceled, forfeited or expired	(75,117)	$30.44

Outstanding, December 31, 2010	1,660,791	$8.09

        The following table summarizes information about stock options outstanding at December 31, 2010:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Vested	Vested Weighted-Average Exercise Price
$2.30–$4.90	629,774	8.95	$3.99	203,551	$4.30
$5.60–$7.40	341,371	4.53	$7.10	339,939	$7.10
$8.00–$11.90	315,601	4.64	$9.19	314,993	$9.19
$12.00–$14.60	237,247	7.07	$12.65	222,752	$12.65
$15.10–$21.90	133,573	5.62	$17.81	133,122	$17.81
$52.70–$93.10	3,225	0.50	$65.23	3,225	$65.23

Total	1,660,791	6.67	$8.09	1,217,582	$9.51

        Included in the schedules above are grants of options to purchase 7,000, 6,000 and 2,500 shares made to non-employee consultants in 2010, 2007 and 2004, respectively. The non-employee consultant to whom the options were granted in 2007 was subsequently hired as an employee in January 2008. There were no grants made to non-employee consultants in 2008, 2006 or 2005. In 2009, 20,000 options

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 16. Stock-Based Compensation (Continued)

were granted to a consultant, none of which were outstanding as of December 31, 2010 (see Stock Compensation below.)

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

        During the first quarter of 2009, 2,000 options were granted to a consultant. Half of these options vested on May 5, 2009, and the remainder were scheduled to vest on November 5, 2009, subject to the consultant's continued service to the Company. In accordance with ASC Topic 505-50, "Equity-Based Payments to Non-Employees," the measurement dates for these options was determined to be the vesting dates. The consultant's services were terminated as of the end of June 2009. The non-vested options were forfeited as of the termination date. Under the terms of the option agreement, the consultant had three months from the termination date to exercise his vested options. They were not exercised within that time, and consequently the options were forfeited. The options vesting in May 2009 were valued with a life of .75 years (9 months), using an effective interest rate that corresponds to U.S. Treasury instruments with a similar maturity.

        During 2010, an employee terminated his employment with the Company to pursue an advanced degree. The former employee voluntarily forfeited his employee stock options upon his resignation from the company. Based on this employee's unique skills, we have retained his services as a consultant, and have granted him 7,000 options with various vesting dates and exercise prices that are consistent with those he had previously been granted as an employee. These options are accounted for under ASC Topic 505-50, "Equity-Based Payments to Non-Employees," and the measurement dates for these options was determined to be the vesting dates. At the end of each reporting period, these options are revalued at their current fair value until a measurement date has been established by virtue of the option vesting, and a pro-rata portion of the resulting expense is recognized. The useful lives of the options granted to this consultant range from .75 years to 3.5 years.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 16. Stock-Based Compensation (Continued)

        The assumptions used to value stock option grants for the year ended December 31, 2010, 2009 and 2008, respectively, are as follows:

	Year ended December 31,
	2010	2009	2008
Risk-free interest rate	.62%–1.67%	0.34%–1.40%	1.16%–3.33%
Expected life of option	.75–3.5 years	.75–3.5 years	3.5 years
Expected dividend payment rate	0%	0%	0%
Assumed volatility	64%–91%	77%–93%	78%–98%
Expected forfeitures	8.3%	8.3%	8.3%

        Stock-based compensation expense recognized on our consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008, respectively, is as follows:

	Year Ended December 31,
	2010	2009	2008
Operations and maintenance	$104,548	$110,652	$—
Research and development	263,369	341,210	734,732
Selling, general and administrative	490,550	450,417	123,962

Total stock compensation expense	$858,467	$902,279	$858,694

Components of stock compensation expense:
Compensation expense related to other RSUs	$14,744	$44,880	$(840,565)
Compensation expense related to stock options	843,723	857,399	1,699,259

Total stock compensation expense	$858,467	$902,279	$858,694

        As of December 31, 2010, there was approximately $522,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees, directors and consultants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock grants.

Note 17. Other Accrued Expenses

        Other accrued expenses were as follows:

	As of December 31,
	2010	2009
Accrued expenses	$(2,107,845)	$(785,523)
Accrued interest payable	(28,297)	—
Accrued legal, audit and public company expenses	(447,872)	(632,786)
Accrued warranty	(28,488)	(31,043)
Accrued sales and other taxes	(1,536,801)	(56,297)
Accrued insurance payable	(62,251)	—
Deferred revenue	(49,214)	(37,857)

	$(4,260,768)	$(1,543,506)

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 17. Other Accrued Expenses (Continued)

        Accrued expenses increased as of December 31, 2010 as compared December 31, 2009 largely due to purchases related to the Stephentown project. The increased in Accrued taxes for the same period is due to accrued sales and use taxes on the Stephentown plant.

Note 18. Interest Expense

        Interest expense, cash paid for interest, and capitalized interest were as follows for the years ended December 31, 2010, 2009 and 2008. We capitalize interest on frequency regulation plant construction projects.

	Year ended December 31,
	2010	2009	2008
Cash paid for interest	$283,397	$249,620	$59,294
Accrued interest and interest added to FFB loan	104,517	—	—
Make-whole dividends paid upon conversion of redeemable preferred stock	67,321	—	—
Amortization of MassDev warrants	51,435	47,215	10,037
Less: Interest capitalized	(259,654)	(181,677)	2,121

Net interest expense	$247,016	$115,158	$71,452

Note 19. Income Taxes

        The components of the provision (benefit) for income taxes consisted of the following:

				Cumulative from May 8, 1997 (Date of Inception) to December 31 2010
	Year ended December 31,
	2010	2009	2008
State—current	$2,537	$4,316	$3,804	$36,912
U.S. Federal—deferred	25,586,517	(6,246,252)	(8,287,246)	(34,403,381)
State—deferred	1,860,494	(960,673)	184,112	(4,802,328)
(Decrease)/Increase in valuation allowance	(27,447,011)	7,206,925	8,103,134	39,205,709

Provision (benefit) for income taxes	$2,537	$4,316	$3,804	$36,912

        A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory federal rate benefit	(34)%
State, net of federal effect	(6)
Valuation allowance provided	40

Effective rate	—%

        Under ASC Topic 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 19. Income Taxes (Continued)

50% likelihood of being sustained. Additionally, ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2010 and 2009, we had no unrecognized tax positions that would have an impact on our effective tax rate. We adopted the provisions of ASC Topic 740 on January 1, 2007.

        The significant components of our deferred tax assets and liabilities consisted of the following at December 31:

	2010	2009
Long-term assets:
Net operating loss carryforwards	$31,525,849	$59,215,066
Research and development credits	4,684,236	3,988,463
Restructuring reserves	390,121	390,121
Tax depreciation more than book	(1,971,672)	(1,132,234)
Other	1,298,306	912,435

	35,926,840	63,373,851
Less valuation allowance	(35,926,840)	(63,373,851)

Net deferred tax assets	$—	$—

        The valuation allowance decreased by $27,447,011 in 2010, primarily due to net operating losses that became limited as a result of ongoing ownership changes. The valuation allowance increased by $7,206,925 in 2009 and $8,103,134 in 2008 primarily due to the generation of net operating loss carry forwards and research and development credits for which realization is not reasonably assured.

        The following approximates the net operating loss carry forwards and business credits we have available in the future for federal and state tax purposes:

	2010	2009
Net operating loss carry forwards available in the future:
Federal	$85,312,225	$160,499,688
State	41,994,866	77,419,534

Total net operating loss carry forwards available	$127,307,091	$237,919,222

Business credits available in the future:
Federal	$2,998,400	$2,635,648
State	1,685,836	1,352,815

Total business credits available	$4,684,236	$3,988,463

Beginning expiration date for net operating loss carry forwards	2017
Federal research and development credits beginning expiration date	2017
Income tax paid from inception	$36,912	$34,374

        Since the Company's formation, we have raised capital through the issuance of capital stock on multiple occasions, and experienced transfers of common stock between 5% owners, which resulted in changes of control as defined by Section 382 of the Internal Revenue Code. As of December 31, 2009,

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 19. Income Taxes (Continued)

the Company had federal and state net operating loss carryforwards of approximately $160,500,000 and $77,420,000, respectively, available to reduce future taxable income and which expire at various dates beginning in 2010 through 2029. Our state net operating losses are primarily allocable to Masachusetts.

        Utilization of the net operating loss and research and development credit carryforwards may be subject to an annual limitation under Internal Revenue Code Section 382 due to ownership change limitations that have occurred previously or that could occur in the future. We conduct an analysis in accordance with the provisions of Section 382 in order to determine whether the amount of net operating losses and research and development tax credits are subject to annual limitations for federal and state income tax purposes. Based on this analysis, we concluded that the federal and state net operating losses are limited, and the remaining losses available to reduce future taxable income are approximately $85,312,000 and $41,995,000, respectively, as of December 31, 2010. The Company also has federal and state research and development and ITC credits of approximately $2,998,000 and $1,686,000, respectively, available to reduce future tax liabilities. Subsequent ownership changes could further limit the amount of net operating loss carryforwards and research and development credits that we can utilize annually to offset future taxable income.

        We have excess tax deductions related to equity compensation of approximately $0.9 million and $0.9 million in 2010 and 2009, respectively, of which the benefit will be realized when it results in a reduction of taxable income in accordance with ASC Topic 718.

        We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2010, tax years subject to examination by taxing authorities in the federal jurisdiction are 1997 and forward. The most significant state tax jurisdiction for the Company is Massachusetts, and tax years subject to examination by taxing authorities in that jurisdiction are 2005 and forward. These tax years are still open to audit as our net operating losses incurred in those years may be subject to examination. We are currently not under any income tax examinations.

Note 20. Related Party Transactions

        There were no related party transactions during 2010 or 2009.

Note 21. Quarterly Results (Unaudited)

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

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$235,480	$165,540	$124,355	$370,328	$895,703
Gross profit (loss)	$52,388	$93,491	$5,822	$204,253	$355,954
Loss from operations	$(5,462,404)	$(5,495,128)	$(5,470,131)	$(5,880,579)	$(22,308,242)
Net (loss) income	$(5,539,906)	$(5,551,069)	$(5,538,747)	$(6,050,044)	$(22,679,766)
Loss per share—basic and diluted	$(0.32)	$(0.30)	$(0.28)	$(0.29)	$(1.19)
Weighted-average common shares outstanding	17,552,729	18,531,901	19,822,934	20,067,791	19,003,001

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$110,936	$281,705	$273,095	$302,685	$968,421
Gross profit (loss)	$(61,097)	$(3,938)	$26,251	$15,724	$(23,060)
Loss from operations	$(5,483,139)	$(4,696,424)	$(4,163,431)	$(4,601,037)	$(18,944,031)
Net (loss) income	$(5,539,918)	$(4,766,709)	$(4,092,082)	$(4,661,777)	$(19,060,486)
Loss per share—basic and diluted	$(0.51)	$(0.41)	$(0.33)	$(0.31)	$(1.56)
Weighted-average common shares outstanding	10,900,314	11,548,652	12,293,000	14,102,353	12,220,078

Note 22. Subsequent Events

Reverse Stock Split

        On February 24, 2011, we announced that our Board of Directors had approved the implementation of a 1-for-10 reverse stock split of our common stock, $0.01 par value per share. We filed a Certificate of Amendment to our Sixth Amended and Restated Certificate of Incorporation (the "Amendment") to implement the reverse stock split effective at 12:01 a.m. on February 25, 2011. In addition, the Amendment reduced the number of shares of common stock authorized under the Certificate of Incorporation from 400 million to 200 million. Our Shareholders approved the proposal authorizing the Board of Directors, in its discretion, to implement the reverse split and reduce the number of authorized shares of common stock at the Annual Meeting of Stockholders held on July 21, 2010. The reverse split was implemented to enable the market price per share of our common stock to close above $1.00, which is a continued listing requirement of the Nasdaq Capital Market.

        At the effective time and without further action by our stockholders, every ten (10) shares of our pre-split common stock, par value $0.01 per share, automatically was converted into one (1) share of post-split common stock, par value $0.01 per share. The reverse stock split affected all issued and outstanding shares of our common stock immediately prior to the effective date of the reverse stock

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 22. Subsequent Events (Continued)

split. The split-adjusted shares of our common stock began trading on the NASDAQ on February 25, 2011. Our shares will trade under the symbol "BCOND," with "D" added for 20 trading days to signify that the reverse stock split has occurred. A new CUSIP number has been assigned to our stock as a result of the reverse split. Beginning on March 24, 2011, our stock will trade under the ticker symbol BCON.

        We have retroactively restated historical earnings per share and share information as it pertains to the reverse stock split, and have reclassified the excess par value from "Common Stock" to "Additional Paid in Capital" as of December 31, 2010.

Compliance with Nasdaq Listing Requirements

        On March 11, 2011, NASDAQ confirmed that we had satisfied the terms of the Nasdaq Listing Qualification Panel decision of December 3, 2010, by complying with the minimum bid price requirement of $1.00 per share and all other criteria for continued listing on The Nasdaq Stock Market.

Contract With NorthWestern Corporation to Lease 1 MW System

        On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system. The system will be installed by us and operated in conjunction with Mill Creek Generating Station (MCGS), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy. The system is expected to be operational by the end of 2011.

        The initial term of the lease will be 15 months, which at NorthWestern Energy's option, can be extended up to two additional 12-month terms. NorthWestern Energy will pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease to a second or third term. At any point NorthWestern Energy can opt to purchase the 1 MW system outright for approximately $4 million. A portion of the lease payments already made under the agreement would be applied to the purchase, depending on when the purchase was made.

Note 23. Schedule II Valuation and Qualifying Accounts

	2010
Description	Balance at 1/1/2010	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2010
Product warranty	$31,043	$—	$—	$(2,555)	$28,488
Inventory reserve	866,276	341,310	—	(41,594)	1,165,992
Asset impairment reserve	975,302		—	—	975,302
Contract loss reserves	257,698	970,836	—	(182,989)	1,045,545

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 23. Schedule II Valuation and Qualifying Accounts (Continued)

	2009
Description	Balance at 1/1/2009	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at 12/31/2009
Product warranty	$35,212	$—	$—	$(4,169)	$31,043
Inverter Inventory reserve	894,594		—	(28,318)	866,276
Asset impairment reserve	1,062,313		—	(87,011)	975,302
Contract loss reserves	132,526	238,562	—	(113,390)	257,698

        Product warranty—Deductions include amounts paid for materials, consultants, travel and freight costs to repair/replace our inverter systems under our five-year warranty.

        Inverter Inventory reserve—Our inverter inventory is fully reserved.

        Asset impairment reserve—In 2002, we recorded an asset impairment reserve for underutilized plant and equipment. In 2009, we sold or disposed of certain assets and reduced the associated reserve.

        Contract loss reserve—We record a contract loss for anticipated losses on contract commitments based upon the difference between the total expected cost to complete the contracts and the revenue we expect to earn. The contract loss reserve is reduced as we incur expenses that will not be reimbursed under the terms of the contracts. See Note 10 for details of contract activity.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting

        Our Management is responsible for establishing adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on that date.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Miller Wachman LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

    3.
    Exhibits

        The exhibits are listed below under Part IV, Item 15(c) of this report.

  (c)
  Exhibits

Exhibit Number	Ref	Description of Document
3.1	(18)	Sixth Amended and Restated Certificate of Incorporation.
3.2	(18)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 25, 2007.
3.3	(18)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.
3.4	(21)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009
3.5	(14)	Amended and Restated Bylaws, as amended.
3.6	(12)	Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.
3.7	(32)	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on December 22, 2010.
4.1	(2)	Rights Agreement dated as of September 25, 2002 between Beacon and Equiserve Trust Company, NA.
4.2	(3)	Amendment No. 1 to Rights Agreement dated as of December 27, 2002.
4.3	(15)	Amendment No. 2 to Rights Agreement dated as of August 8, 2007.
4.4	(16)	Amendment No. 3 to Rights Agreement dated as of October 24, 2007.
4.5	(20)	Amendment No. 4 to Rights Agreement dated as of February 18, 2009.
4.6	(35)	Amendment No. 5 to Rights Agreement dated as of June 19, 2009.
4.7	(4)	Form of specimen stock certificate.
10.1	(1)
		Securities Purchase Agreement dated May 23, 2000 among the Company, Perseus Capital, L.L.C., DQE Enterprises, Inc., Micro-Generation Technology Fund, L.L.C., Mechanical Technology Incorporated, GE Capital Equity Investments, Inc., The Beacon Group Energy Investment Fund II, L.P. and Penske Corporation.
10.2	(31)	2010 Stock Incentive Plan of the Company.
10.3	(12)	Form of Incentive Stock Option Agreement of the Company.
10.4	(12)	Form of Non-Qualified Stock Option Agreement of the Company.

Exhibit Number	Ref	Description of Document
10.5	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.
10.6	(11)	Employee Stock Purchase Plan of the Company.
10.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation
10.8	(18)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.
10.9	(34)	Form of Warrant of the Company issued to GFI Tyngsboro, LLC on July 23, 2007. Filed herewith.
10.10	(5)	Form of Director and Officer Indemnification Agreement of the Company.
10.11	(12)	Form of Restricted Stock Unit Agreement of the Company.
10.12	(8)	Form of Warrant of the Company issued pursuant to the November 2005 financing.
10.13	(6)	Form of Warrant of the Company issued pursuant to the April 2005 financing.
10.14	(25)	Form of Warrant of the Company issued pursuant to the February 2007 financing.
10.15	(26)	Form of Warrant of the Company issued pursuant to the September 2007 financing.
10.16	(16)	Form of Warrant of the Company issued pursuant to the October 2007 financing.
10.17	(27)	Form of Warrant of the Company issued pursuant to the October 2008 financing.
10.18	(28)	Form of Warrant of the Company issued pursuant to the December 2008 financing.
10.19	(10)	Form of Warrant of the Company issued pursuant to the December 2009 financing
10.20	(32)	Form of Preferred Warrant of the Company issued pursuant to the December 2010 financing.
10.21	(32)	Form of Common Warrant of the Company issued pursuant to the December 2010 financing
10.22	(10)	Form of Additional Investor Rights Warrant issued pursuant to the December 2009 financing.
10.23	(6)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.
10.24	(30)	Registration Rights Agreement dated July 2, 2010 among the Company and Aspire Capital Fund, LLC.
10.25	(30)	Common Stock Purchase Agreement dated July 2, 2010 among the Company and Aspire Capital Fund, LLC.
10.26	(7)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.
10.27	(8)
		Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O'Connor LLC FBO O'Connor PIPES Corporate Strategies Master Limited.

Exhibit Number	Ref	Description of Document
10.28	(29)	Amended and Restated Employment Agreement dated April 26, 2010 between the Company and F. William Capp.
10.29	(29)	Amended and Restated Employment Agreement dated April 26, 2010 between the Company and James M. Spiezio.
10.30	(29)	Amended and Restated Employment Agreement dated April 26, 2010 between the Company and Matthew L. Lazarewicz.
10.31	(29)	Employment Agreement dated April 26, 2010 between the Company and Judith Judson.
10.32	(13)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.33	(13)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.34	(13)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
10.35	(13)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and F. William Capp.
10.36	(13)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and James M. Spiezio.
10.37	(13)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz.
10.38	(22)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and F. William Capp.
10.39	(22)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and James M. Spiezio.
10.40	(22)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and Matthew L. Lazarewicz.
10.41	(29)	Form of Restricted Stock Unit Agreement dated April 26, 2010 between the Company and each of F. William Capp, James M. Spiezio, Matthew L. Lazarewicz and Judith Judson.
10.42	(29)	Form of Option Agreement dated April 26, 2010 between the Company and each of F. William Capp, James M. Spiezio, Matthew L. Lazarewicz and Judith Judson.
10.43	(29)	Letter Agreement dated April 26, 2010 between the Company and F. William Capp.
10.44	(29)	Letter Agreement dated April 26, 2010 between the Company and James M. Spiezio.
10.45	(29)	Letter Agreement dated April 26, 2010 between the Company and Matthew L. Lazarewicz.
10.46	(23)	Contract, dated January 28, 2009, between the Company and the U.S. Naval Sea Systems Command.
10.47	(24)	Contract, effective as of February 18, 2009 between the Company and American Electric Power, as agent for Columbus Southern Power Company.

Exhibit Number	Ref	Description of Document
10.48	(19)	Promissory Note dated June 30, 2008 issued by Beacon Power Corporation to Massachusetts Development Finance Agency.
10.49	(19)	Security Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.50	(19)	Collateral Assignment of Lease Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.51	(19)	Form of Warrants issued on June 30, 2008 to Massachusetts Development Finance Agency.
10.52*	(36)	Common Agreement by and among Stephentown Regulation Services LLC, U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.
10.53	(33)	Corporate Guaranty from Beacon Power Corporation to the U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.
10.54	(33)	Completion Guaranty from Beacon Power Corporation to the U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.
10.55	(33)	Note Purchase Agreement by and among the Federal Financing Bank, Stephentown Regulation Services, LLC and the Secretary of Energy dated August 6, 2010.
10.56	(33)	Future Advance Promissory Note dated August 6, 2010 issued by Stephentown Regulation Services LLC to the Federal Financing Bank.
21.1	+	Subsidiaries of the Company.
23.1	+	Consent of Miller Wachman LLP.
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(9)
Incorporated by reference from the Form 10-Q filed on May 9, 2006 (File No. 000-31973).

(10)
Incorporated by reference from the Form 8-K filed on December 4, 2009 (File No. 000-31973).

(11)
Incorporated by reference from the Form S-8 filed on March 22, 2006 (File No. 333-132638).

(12)
Incorporated by reference from the Form 10-K filed on March 30, 2006 (File No. 000-31973).

(13)
Incorporated by reference from the Form 8-K filed on February 21, 2008 (File No. 000-31973).

(14)
Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973)

(15)
Incorporated by reference from the Form S-3 filed on August 17, 2007 (Fine No. 333-145165).

(16)
Incorporated by reference from the Form 8-K filed on October 26, 2007 (File No. 000-31973).

(17)
Incorporated by reference from the Form 8-K filed on July 23, 2007 (File No. 000-31973.)

(18)
Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).

(19)
Incorporated by reference from the Form 8-K filed on July 7, 2008 (File No. 000-31973).

(20)
Incorporated by reference from the Form 8-K filed on February 20, 2009 (File No. 000-31973).

(21)
Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).

(22)
Incorporated by reference from the Form 8-K filed on April 9, 2009 (File No. 000-31973).

(23)
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

(28)
Incorporated by reference from the Form 8-K filed on December 22, 2008 (File No. 000-31973).

(29)
Incorporated by reference from the Form 8-K filed on April 30, 2010 (File No. 000-31973).

(30)
Incorporated by reference from the Form 8-K filed on July 6, 2010 (File No. 000-31973).

(31)
Incorporated by reference from the Form 8-K filed on July 26, 2010 (File No. 000-31973).

(32)
Incorporated by reference from the Form 8-K filed on December 22, 2010 (File No. 000-31973).

(33)
Incorporated by reference from the Form 10-Q filed on November 9, 2010 (File No. 000-31973).

(34)
Incorporated by reference from Form 10-K filed on March 15, 2010 (File No. 000-31973).

(35)
Incorporated by reference from the Form 10-Q filed on June 22, 2009 (File No. 000-31973).

(36)
Incorporated by reference from the Form 10-Q/A filed on March 4, 2011 (File No. 000-31973).

(*)
Confidential treatment has been requested as to certain portions of this Exhibit, which portions have been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

+
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION
By:	/s/ F. WILLIAM CAPP F. William Capp President and Chief Executive Officer
Date: March 16, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. WILLIAM CAPP F. William Capp	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2011
/s/ JAMES M. SPIEZIO James M. Spiezio	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011
/s/ VIRGIL G. ROSE Virgil G. Rose	Chairman of the Board	March 16, 2011
/s/ DANIEL E. KLETTER Daniel E. Kletter	Director	March 16, 2011
/s/ JACK P. SMITH Jack P. Smith	Director	March 16, 2011
/s/ EDWARD A. WEIHMAN Edward A. Weihman	Director	March 16, 2011