Form 10-K/A
period 2010-12-31
BEACON POWER CORP
filed 2011-04-29
CIK 1103345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-31973

Beacon Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3372365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Middlesex Road
Tyngsboro, MA	01879
(address of principal executive offices)	(Zip code)

(978) 694-9121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(NASDAQ Capital Market)

Preferred Share Purchase Rights	The NASDAQ Stock Market LLC
(NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate web site, if any, every  Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a “smaller reporting company” per  rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of April 27, 2011 was 25,607,547.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with Securities and Exchange Commission on March 16, 2011, to include the information required by Part III of Form 10-K.  The information required by Items 10 — 14 of Part III is no longer being incorporated by reference to the Proxy Statement related to the Company’s 2011 Annual Meeting of Shareholders.  As required by Rule 12b—15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.  Except as described above, no other changes have been made to the Annual Report as originally filed. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

Explanatory Note Regarding Share Amounts:

All share amounts and per share prices in this Annual Report on Form 10-K/A have been retroactively adjusted to reflect the effect of our reverse stock split, on a one-for-ten basis, effective February 25, 2011, unless otherwise indicated.

ii

iii

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Members of the Board of Directors

Each of the following individuals presently serves on our Board of Directors.  The Securities and Exchange Commission’s rules require us to discuss briefly the specific experience, qualifications, attributes, or skills that led the Board to conclude that each director or nominee for director should serve on our Board of Directors. We have provided this discussion in a separate paragraph immediately below the biographical information provided for each director.

As you read the disclosure, please keep the following points in mind:  First, any specific qualification, attribute or skill that is attributed to one director should not necessarily imply that other directors do not possess that qualification, attribute or skill. Second, this disclosure does not impose on the director any duties, obligations or liability that are greater than the duties, obligations, and liability imposed on each other member of the Board.

Because the discussion of the specific experience, qualifications, attributes or skills of a director is to be made each year in light of the Company’s business and structure at that time, the content of this discussion may change for one or more directors in future years.

F. William Capp, age 62 (director since 2001)

Mr. Capp has served as our President, Chief Executive Officer and Board member since December 1, 2001 when he joined the Company.  Mr. Capp received a Bachelor of Science in Aeronautical Engineering from Purdue University, a Master of Business Administration and a Masters Degree in Mechanical Engineering from the University of Michigan.

The Company believes that Mr. Capp’s business expertise as Chief Executive Officer, including his extensive knowledge of the day-to-day operations of the Company and the issues that it faces, together with his engineering background and his manufacturing and operations experience, give him the qualifications and skills to serve as a Director.

Daniel E. Kletter, age 72 (director since October 2006)

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

The Company believes that Mr. Kletter’s manufacturing and operations experience, engineering and international business background, and past service as a director on other company and association boards give him the qualifications and skills to serve as a Director.

Virgil G. Rose, age 65 (director since January 2007)

Chairman of the Board of Directors since August 2009

Mr. Rose has been an independent consultant providing advisory services that include working with the United States Department of Energy, California Energy Commission, California ISO, Bonneville Power Authority, National Labs, and numerous west coast utilities since 2004.  From 2001 to 2004, Mr. Rose was Senior Vice President and Director of Energy Delivery and Management at Nexant, an international energy industry consulting company. Mr. Rose has 43 years of experience in the electric utility industry in various consulting, engineering, system operation, and management capacities, including 27 years with Pacific Gas &

Electric (PG&E), where he served as Senior Vice President of Electric Supply.  Mr. Rose received a Bachelor of Science in Electrical Engineering from Fresno State University, a Master of Science in Electrical Engineering from Santa Clara University, and has completed the Advanced Management Program at Harvard University.

The Company believes that Mr. Rose’s experience in utilities, familiarity with the regulatory environment of the electric industry, engineering background, and leadership abilities give him the qualifications and skills to serve as a Director and as Chairman of the Board of Directors.

Jack P. Smith, age 62 (director since 2001)

Mr. Smith is Chairman, Director and co-owner of Silversmith Inc., a producer of natural gas well metering and automated data reporting systems.  Mr. Smith co-founded Silversmith Inc. in 2003.  Prior to his current engagement with Silversmith, Mr. Smith was President and CEO of Holland Neway International, a leading producer of commercial vehicle suspensions and brake systems.  Mr. Smith also serves on the Board of Directors of Bissell Corporation in Grand Rapids, Michigan, SRAM Corporation in Chicago and Weasler Engineering in Wisconsin.  He is also a member of the Executive Council of American Securities, a private equity firm.  He is a Trustee of Grand Valley State University Foundation.  Mr. Smith received a Bachelor of Science and Masters Degree in Mechanical Engineering and a Masters Degree in Business Administration from the University of Michigan.

The Company believes that Mr. Smith’s entrepreneurial background, manufacturing and engineering experience and leadership abilities give him the qualifications and skills to serve as a Director.

Edward A. Weihman, age 62 (director since 2007)

Mr. Weihman is currently President of Kirkwood, Weihman & Co., LLC, a consulting firm serving the oil and gas industry.  He was a Managing Director at Dresdner Kleinwort and a predecessor firm, Wasserstein Perella, from 1995 to 2006, where he was engaged in the mergers and acquisitions business for the firm’s natural Resources and Utility clients.  Mr. Weihman received a Bachelor of Arts degree from Williams College and a Masters Degree in Business Administration from Columbia University.

The Company believes that Mr. Weihman’s financial expertise, particularly in the energy industry, and M&A background, gives him the qualifications and skills to serve as a Director.

Executive Officers

The names, ages, current positions and principal occupations during the last five years of our current executive officers are described below:

Name	Age	Position
F. William Capp	62	President and Chief Executive Officer
Matthew L. Lazarewicz	60	Vice President of Engineering and Chief Technical Officer
James M. Spiezio	63	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary
Judith Judson	38	Vice President, Asset Management and Market Development

F. William Capp

Mr. Capp’s background and business experience is noted above under ‘‘Members of the Board of Directors.’’

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

Judith Judson

Ms. Judson joined our Company in January 2008 as Director of Regulatory and Market Affairs. She was appointed as Vice President, Asset Management and Market Development in April 2010. Prior to joining Beacon Power, Ms. Judson worked as a consultant to businesses in the energy sector from April 2007 through January 2008, served as a Commissioner and Chairman of the Massachusetts Department of Telecommunications and Energy from 2005 through April 2007.  Ms. Judson received a Bachelor of Science in Mechanical Engineering from Kettering University and a Master of Business Administration from Harvard Business School.

Board Leadership Structure

In August 2009, the Board of Directors formally appointed a Chairman of the Board, to recognize the differences between the roles of Chief Executive Officer and of Chairman of the Board. The CEO articulates management’s view of the Company’s strategic direction and provides day-to-day leadership, while the Chairman of the Board provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board. Our Board is comprised of five directors, four of whom are independent directors. As discussed below, we have four standing Board committees, all of which are comprised entirely of, and are chaired by, independent directors. We believe that this leadership structure has been effective for the Company by providing a balance of power with strong independent leadership.

Board’s Role in Risk Oversight

The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee prepares a report, the Chairman of the relevant committee provides an overview discussion to the full Board at the next meeting of the Board. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships at the enterprise level.

Board of Directors’ Meetings and Committees

Meetings.  During the fiscal year ended December 31, 2010, our Board of Directors held 18 meetings.  Each director attended more than 75% of the aggregate of (i) the total number of meetings of our Board held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board on which he served during the period.

Committees.  Our Board of Directors has established four standing committees:  Audit, Compensation, Finance and Nominating and Governance.  All members of these committees are independent directors and there is no representation on any of these committees by employees of the Company. The membership of each committee as of November 29, 2010 is as follows:

Audit	Compensation	Nominating and Governance	Finance Committee
Daniel E. Kletter, Chair	Jack P. Smith, Chair	Virgil G. Rose, Chair	Edward A. Weihman, Chair
Edward A. Weihman	Edward A. Weihman	Daniel E. Kletter	Virgil G. Rose
Jack P. Smith	Virgil G. Rose	Jack P. Smith	Daniel E. Kletter

Audit Committee.  All members of our Audit Committee qualify as independent as defined in the Nasdaq Stock Market and SEC rules.  Mr. Kletter is qualified as an audit committee financial expert, as defined by the SEC.  The Audit Committee is appointed by and reports to our Board of Directors.  Its responsibilities include, but are not limited to, the appointment, compensation and dismissal of our independent auditors, review of the scope and results of our independent auditors’ audit activities, evaluation of the independence of our independent auditors and review of our accounting controls and policies, financial reporting practices and internal audit control procedures and related reports.  During the last fiscal year, the Audit Committee held 5 meetings.  The Audit Committee’s charter can be found on our website at www.beaconpower.com.

Compensation Committee.  Our Compensation Committee has the authority to set the compensation of our Chief Executive Officer and all other executive officers and has the responsibility to review the design, administration and effectiveness of all programs and policies concerning executive compensation and establishing and reviewing general policies relating to compensation and benefits of employees.  The Compensation Committee administers our 2010 Stock Incentive Plan, constituting an amendment, restatement and renaming of the Third Amended and Restated 1998 Stock Incentive Plan and Employee Stock Purchase Plan.  Messrs. Smith, Rose and Weihman are non-employee directors who have no interlocking relationships as defined by the SEC, and are all independent pursuant to the rules of the Nasdaq Stock Exchange applicable to members of this committee.  The Compensation Committee held 12 meetings during the last fiscal year.   The Compensation Committee’s charter can be found on our website at www.beaconpower.com.

Nominating and Governance Committee.  The Nominating and Governance Committee recommends to the Board corporate governance guidelines applicable to the Board and to the Company and oversees the effectiveness of our corporate governance in accordance with those guidelines.  The committee also identifies individuals qualified to become Board members, reviews the qualifications of nominee directors and recommends to the Board the director nominees for annual meetings of stockholders and candidates to fill vacancies on the Board.  Additionally, the committee recommends to the Board the directors to be appointed to Board committees.  While the committee does not have a formal diversity policy for Board membership, the Board seeks directors who represent a mix of backgrounds, perspectives and experiences that will enhance the quality of the Board’s deliberations and decisions.

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

Finance Committee.  The Finance Committee is appointed by the Board of Directors to assist the Board in monitoring material financial matters involving: (1) debt undertaken by the Company; (2) equity raised by the Company; (3) share splits or retirement of shares by the Company; (4) cash dividends or share dividends paid by the Company; (5) acquisitions and divestures; (6) significant changes in Company ownership; (7) project finance for the Company and/or for affiliates that it may sponsor; and (8) such other matters as are similar or related to these matters, or which the Board considers to be necessary or advisable. While the Committee has the responsibilities and powers set forth in its Charter, it is not the duty of the Committee to plan or conduct financial transactions nor does the Committee have any oversight responsibility with respect to the Company’s financial reporting. The Finance Committee held 6 meetings during the last fiscal year.  The Finance Committee’s Charter can be found on our website at www.beaconpower.com.

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

To our knowledge, during our fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our directors, officers and ten percent stockholders were satisfied.

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

In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2010, the Audit Committee (i) reviewed and discussed the audited financial statements with management, (ii) discussed with Miller Wachman LLP, our independent auditors for the fiscal year ending December 31, 2010, the matters required to be discussed by Statement of Auditing Standards 61, as amended, as adopted by the Public Company Accounting Oversight Board and (iii) received the written disclosures and the letter from Miller Wachman LLP required by applicable requirements of the Public Company Accounting Oversight board regarding Miller Wachman LLP’s communications with the audit committee concerning independence, and has discussed the independence of Miller Wachman LLP with such firm.  Based on the review and discussions referred to above, among other things, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Submitted by the Audit Committee:

Daniel E. Kletter, Chair
Jack P. Smith
Edward A. Weihman

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Compensation Philosophy

Our executive compensation and benefit program has been designed to encourage our named executive officers (our chief executive officer, or CEO; our chief financial officer, or CFO; our chief technology officer, or CTO, and our Vice President of Asset Development and Market Development) to pursue our strategic objectives while effectively managing the risks and challenges inherent in a development stage company transitioning into a commercial company. We have created a compensation package that combines short and long-term components through a mix of base salary, bonus and equity compensation, in the proportions we believe are most appropriate to incentivize and reward our executive officers for achieving our strategic objectives. Moreover, the program is designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  Our compensation-setting process consists of establishing targeted overall compensation for each executive officer and then allocating that compensation among fixed and variable elements.  At the executive level, we design the incentive compensation to reward company-wide performance, shareholder value creation, and the achievement of specific financial, operational and strategic objectives.

Summary of 2010 Results

The Compensation Committee provided an increase in the executive officers’ salaries for 2010, to better align compensation to our peer group, and shifted executive compensation to a more performance-based mechanism.  There was no salary adjustment in 2009.  The Compensation Committee decided to better align executive compensation with shareholder interests by eliminating RSUs and to focus on annual grants of stock options and performance-based Restricted Stock Units (PSUs) which have no value unless the stock price appreciates (in the case of stock options) or important long term goals are achieved (in the case of PSUs).  Accordingly, our Compensation Committee believes that our compensation program is a performance-oriented structure, with a significant portion of compensation at risk for our executive officers.

In 2010 our executive officers’ performance relative to strategic objectives resulted in a 25% payout of the targeted bonus amount.  The objectives for 2010, as described in more detail below, had four primary components: (1) funding, including a stretch objective for funding, (2) the sale of a turn-key plant, (3) the build and operation of our Stephentown facility and (4) attracting a strategic partner.  The overall performance of our common stock price was also considered in evaluating executive performance.

•    Funding: The target related to closing the DOE loan guarantee, which was achieved in August of 2010. On the stretch objectives, the target was specifically to obtain a DOE loan guarantee for our second plant in Glenville, NY and getting a change in DOE rules to allow the possibility of a loan guarantee for our third plant in Hazle Township, PA.  Neither stretch target was achieved.

•    The sale of a plant: The target was to sign and announce the sale of a facility by the end of the year which was not achieved.

•    The build and operation of the Stephentown facility:  The target had two components (i) operation of the first 4MW and (ii) cost control consistent with the DOE loan guarantee estimate. The target for 4 MW being operational by year end was not achieved, but 4 MW became operational in January. The cost control target was achieved.

•    Obtaining a strategic partner: The target was to successfully close an agreement with a strategic partner by year end, which was not achieved.

•    Increasing the stock price: The stock price increase did not occur.  This part of the bonus formula contained both a positive and negative component. Based on stock price in the fourth quarter of the year, the adjustment was negative, resulting in a decrease in the bonus percentage awarded to the executives for 2010.

On average the Compensation Committee’s objective is to target our executive officers’ compensation at the median (between the 40th and 60th percentiles) within its peer group. Because the structure of our executive compensation program includes a significant portion of compensation that is performance-based, we believe the compensation paid to our executives fairly reflects the performance of our company.

Role of Our Compensation Committee

Our Compensation Committee approves, administers and interprets our executive compensation policies. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent directors” for purposes of the rules of the Nasdaq Stock Market.  Our Compensation Committee has three members:  Mr. Edward A. Weihman, Mr. Virgil G. Rose and Mr. Jack P. Smith, who chairs the committee.

Our Compensation Committee reviews and makes recommendations to our Board of Directors to ensure that our compensation program is consistent with our compensation philosophy and corporate governance guidelines and, subject to the approval of our Board (without the participation of the CEO), establishes the compensation paid or granted to our executive officers, which include our CEO, CFO, CTO and Vice President, Asset Management and Market Development. The Compensation Committee also establishes an overall pool of compensation for non-executive management and other employees.

Messrs. Weihman, Smith and Rose are non-employee directors who have no interlocking relationships as defined by the SEC, and are all independent pursuant to the rules of the Nasdaq Stock Market applicable to members of this committee.

Role of Compensation Consultant

The Compensation Committee generally engages an independent compensation consultant to provide a market perspective on executive compensation matters. In November of 2010, the Board passed a resolution to engage Pearl Meyers & Partners LLC as our compensation consultants. Previously, Towers Watson (formerly known as Watson Wyatt) had served as the Compensation Committee’s consultant since 2005. The Compensation Committee utilizes its consultants for various activities, including but not limited to peer group development, competitive market analysis, incentive plan design and assistance in pay determination. During 2010, we did not make any payments to Pearl Meyers & Partners but did pay Towers Watson approximately $80,000 for services provided.  None of these services related to matters outside of our executive compensation program. The Compensation Committee expects to continue to engage an outside advisor in the development of programs and pay setting activities.

Role of our Executive Officers

After consideration of input received from its compensation consultant, the Compensation Committee determines the compensation to be awarded to our CEO. The CEO and Compensation Committee jointly discuss the compensation for the other executive officers. However, the final decisions regarding compensation for all of the Executives are made by the Compensation Committee. The CEO and CFO, however, allocate the compensation pool approved by the Compensation Committee among all our other non-executive employees and provide recommendations to the Compensation Committee in regard to any equity compensation to be granted to the non-executive employees.

During the transition from development stage to commercial production, we have aligned the compensation structure of all other employees to the same company-wide strategic objectives and performance as the executive officers’ compensation.  As we move into volume production of commercial products, we will continue to evaluate the effectiveness of company-wide strategic objectives.  If we determine that company performance would be improved by combining these objectives with specific operational goals within areas, we will modify our programs.

Program Participants

Our named executive officers in 2010 were:

•        F. William Capp, Chief Executive Officer (CEO)

•        James M. Spiezio, Chief Financial Officer (CFO)

•        Matthew L. Lazarewicz, Chief Technical Officer (CTO)

•        Judith F. Judson, Vice President, Asset Management and Market Development

On April 26, 2010, our Board of Directors promoted Judith Judson from Director of Regulatory and Market Affairs to Vice President, Asset Management and Market Development. As an executive officer of the Company, she was eligible to participate in our 2010 executive officer compensation programs.

Development of a Formal Compensation Program

Our Compensation Committee has taken the following steps to ensure that our compensation and benefit programs for executive officers are consistent with our compensation philosophy and our corporate governance guidelines:

•    Beginning in 2005, the committee has engaged and directed independent executive compensation and benefits consultants to assess the competitiveness of our compensation program and provide a high-level review of our long-term incentive plan

•    With the assistance of ongoing input from these consultants, we have developed appropriate compensation packages by targeting a competitive level of pay as measured against our peer group

•    We have maintained a practice of reviewing the performance and determining the total compensation earned, paid or awarded to our Chief Executive Officer independent of input from him

•    We have developed compensation guidelines for our Chief Financial Officer and Chief Technical Officer with assistance from our Chief Executive Officer, and determined what we believe to be appropriate total compensation based on competitive levels as measured against our peer group

•    We have maintained the practice of holding executive Board sessions, without executive officers present, at every Compensation Committee meeting

•    For the remainder of the management team, the Compensation Committee and executive officers review the compensation program to insure consistency with our compensation philosophy and governance guidelines.

Based on these efforts and examinations, the Compensation Committee developed a compensation program intended to be in place for the next several years and continues to monitor this program to ensure its effectiveness.

Market Referencing

To test the competitiveness of our compensation program, our consultants have been engaged to compare our compensation practices and levels to a group of specific peer companies, representative of companies of similar size and industry.  As our company continues to grow, this analysis continues to be assessed, and when appropriate updates to the compensation benchmarking peer group are made. The recommended changes, if any, in the peer group is then presented to the Compensation Committee for approval. In the most recent evaluation, a comparison group was selected using the following criteria:

•      Publicly-traded companies subject to disclosure requirements governed by the SEC

•      Companies that operate in the capital goods sectors or select companies in the clean technology industry

•      Companies that are similar in size to the company:

•      Market capitalization — generally within a range of .5X — 2.5X of our own

•      Revenue — generally within a range of $0 to $50 million

•      Companies that are generally in a similar business stage.

Based on this analysis, the Compensation Committee determined that that the existing peer group of 11 companies listed below, as determined in prior years, continues to be appropriate and no changes were recommended:

•      Active Power Inc.

•      Akeena Solar Inc.

•      Ascent Solar Technologies

•      Capstone Turbine Corporation

•      Daystar Technologies Inc.

•      Evergreen Energy Inc.

•      Hoku Scientific Inc.

•      Ocean Power Technologies Inc.

•      Satcon Technology Corporation

•      Spire Corporation

•      UQM Technologies, Inc.

The Compensation Committee engaged Towers Watson in December 2009 to update its 2007 benchmarking analysis. Pearl Meyers & Partners did not perform this analysis at the end of 2010.  The analysis consisted of assessing our named executive officer compensation against that of the peer group.  The analysis specifically reviewed base salaries, annual incentive targets, long-term incentive levels and overall total direct compensation.  As a group, our named executive officers’ base salaries in 2009 were between the 25th and 50th percentile of the peer group, while target total direct compensation (TDC) was closer to the market 50th percentile (CEO TDC approximated the market 30th percentile).  The Committee also reviewed annual and three year Total Shareholder Return (TSR) performance of the company versus its peer group and the Russell 2000 (small cap index). It was determined that the Company underperformed the peer group and index with regards to shareholder return.

We intend to continue our strategy of providing competitive compensation opportunities to our executive officers, through programs that emphasize performance-based incentive compensation in the form of cash and equity. To that end, total executive compensation is structured to ensure that, due to the nature of our business, there is an equal focus on our operational and financial performance and stockholder return. We believe that the positioning of our executive officer compensation was consistent with our financial performance, the individual performance of each of our executives and the interests of our stockholders. We also believe that the total compensation was reasonable in the aggregate. Further, in light of our compensation philosophy, we believe that the total compensation package for our executive officers should continue to consist of base salary, annual cash incentive awards (bonuses), long-term equity-based incentive compensation, and certain other benefits.

The competitive posture of our total annual direct compensation will vary from year to year based on our results and individual performance, as compared to the performance of the peer group companies and the respective level of annual performance bonus awards made to their executives.

Components of Compensation Program

Our performance-driven compensation program has both short-term and long-term components. Our executive officers’ compensation is defined in the Executive Agreements (which are further detailed in the section titled “Executive Officer Employment Agreements” below.)  All of our other employees are employees at will.  However, all of our employees participate in the compensation programs as noted below.

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

Base Salary

Base salary rewards the experience, skills, knowledge and responsibilities required of each of our executive officers and reflects competitive market conditions. The factors considered in determining salary and annual increases to salary are:

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

•        Trends in compensation for the geographic region

•        Professional effectiveness including leadership, commitment, creativity and team building

•        Knowledge, skills, attitude and focus

•        Competitive market for corresponding positions within comparable geographic areas and industries

Using the criteria outlined above, our Compensation Committee works directly with its independent compensation consultant to determine the compensation recommendations that our Compensation Committee makes to our Board of Directors regarding specific compensation actions for the executive officers.  The Compensation Committee evaluates each executive officer’s base salary in terms of his or her individual performance and his or her compensation relative to the peer group.  The Compensation Committee decided on April 26, 2010, to increase the executive officers’ base salaries as follows:

Executive Officer	2009 Base Salary	2010 Base Salary	% Increase
F. William Capp	$296,125	$325,000	9.8%
James M. Spiezio	210,813	217,137	3.0%
Matthew L. Lazarewicz	189,280	194,958	3.0%
Judith Judson	140,000	160,000	14.3%

There was no base salary adjustment in 2009.  The Compensation Committee determined that it was necessary to increase Mr. Capp’s salary by 9.8% as it had fallen to the lowest within our peer group. Ms. Judson’s increase was a result of her promotion on April 26, 2010 to an officer’s position. Messrs. Spiezio and Lazarewicz received merit increases, consistent with information provided by our compensation consultant.

Performance Bonus

Overview of Performance Bonus Program

Awards under the performance bonus program are based on a quantitative and qualitative review of all of the facts and circumstances related to the Company and each executive’s performance.  An executive officer may receive awards from zero to 100% of his or her target bonus based on the review of results.  Additional compensation may be awarded for performance at levels above targeted goals and objectives or improvement in the timing of achieving certain results.  The criteria for these potential additions to the bonus are clearly defined as part of establishing the potential bonus structure each year. For 2010 the potential additional award was 55% of which none was achieved.

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

Total compensation for our executive officers may vary significantly from year to year, based on the percentage of achievement of goals. In addition, the value of equity awards in either PSUs or stock options may vary significantly in value based on the performance of our stock price.

Discretionary Bonus

Additional discretionary awards of the target bonus may be awarded for performance to targets that emerge subsequent to the establishment of the year’s bonus program or other achievements not previously identified, or performance to existing targets that is greater or timelier than the target.

2010 Performance Bonus and Resulting Bonus Payout

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

In 2010, we made progress in executing our strategic plan. For 2010, the target performance goals and results were as follows:

Metrics	Comment on results	Potential Value (% of Bonus Award)	Value Awarded Based on Achievement (% of Bonus Target)
Target goals
Funding: Goal was closing the loan guaranteed by the DOE for the Stephentown plant by June 15, 2010.	The loan was closed in August 2010; later than the target.	20	10

Sale of a plant: Goal was to sign agreement and announce plant sale in the US or internationally for at least 10 MW and operating by 2012.	While progress continues to be made on the sale of turn-key plants, the goal of completing a transaction by year end was not achieved.	30	5

Metrics	Comment on results	Potential Value (% of Bonus Award)	Value Awarded Based on Achievement (% of Bonus Target)
Stephentown build and operation: Two goals: 1. Schedule - 4 MW of paid revenue operational by year end 2010. Projected to be at 20 MW in 1Q2011.	We were not successful in getting 4 MW operational by year end; but were operational in January 2011. Expectation is to be at 20 MW by the end of 2Q11.
2. Budget - estimad cost to complete versus schedule in the loan guarantee program budget cost.	On budget performance, the goal was achieved.	30	30

Strategic Partner: Goal was to close on agreement with Board approval with a meaningful strategic partner who will add significant perceived value to shareholders. BOD discretion will apply on grading the quality of the partner.	We made progress on three potential strategic partnerships, but were unsuccessful in closing any by year end.	20	5

Total target:		100	50

Stretch goals: Stretch goals would permit bonus amounts above the targets.
Funding: DOE loan guarantee 2 (commitment)	We were not successful on this goal.	20	0
Change DOE rules to allow third loan possible application during 2010.	We were not successful on this goal.	10	0

Stock price adjustment:
BCON average daily common price over last 3 months of 2010 equal to or below $0.25 (prior to reverse stock split).	The average daily common stock price for the last 3 months of 2010 was $0.25 (not adjusted for reverse stock split), resulting in a negative adjustment.	-25	-25
BCON average daily common price over last 3 months of 2010 equal to or above $1.00 (prior to reverse stock split).		25

Total maximum bonus and actual bonus award		155	25

The overall evaluation of performance to targets for 2010 was that as a percentage of targeted objectives, an appropriate rating would be approximately 50%.  However, the Compensation Committee, upon reviewing the results of executive performance for 2010 determined that an award of 25% was appropriate due to the stock price adjustment resulting from the low stock value for the last three months of 2010.  The Compensation Committee determined that 25% was a fair payout. Accordingly, for our executive officers, the targeted and actual bonuses paid in cash in April 2011 for our 2010 performance plan were as follows:

Name	2010 Base Salary	Bonus Potential as % Salary	2010 Target Bonus Potential	Bonus Percent Awarded (as % of Target)	Bonus Amount Earned
F. William Capp	$325,000	85.0%	$276,250	25.0%	$69,063
James M. Spiezio	217,137	40.0%	86,855	25.0%	21,714
Matthew L. Lazarewicz	194,958	40.0%	77,983	25.0%	19,496
Judith F. Judson	160,000	40.0%	64,000	25.0%	16,000

The bonus potential as a percent of salary is defined in the executive officers’ Employment Agreements with the Company. These agreements are further described below.

Long-term Compensation

In prior years, our long-term compensation for executive officers has consisted of a combination of common stock options and RSUs, all with a three year vesting period, and performance stock units (PSUs) tied to achieving specific longer term objectives.  Our practice had been to grant stock options and RSUs on an annual basis at the time of annual performance review. All options, RSUs and PSUs are granted under our Third Amended and Restated 1998 Stock Incentive Plan, which was amended, restated and renamed the 2010 Stock Incentive Plan at our 2010 Annual Meeting on July 21, 2010.  Given market conditions and our stock price as of the beginning of 2010, the Compensation Committee decided to change the 2010 executive equity awards structure.  The Compensation Committee opted to utilize two long-term incentive vehicles (PSUs and stock options) and not to use RSUs any longer.  The Compensation Committee chose to discontinue RSU and focus on annual grants of PSUs and stock options which are inherently performance-based because they have no value unless the stock price appreciates (in the case of stock options) or important long term goals are achieved (in the case of PSUs.).  The Compensation Committee strongly believes that executive share ownership further ensures shareholder alignment and it was the Compensation Committee’s intention that the proposed long-term incentive program would allow for management to earn above market equity ownership levels when Company mid- and long-term financial goals are met.  Aligning executive compensation with the Company’s long-range objectives should limit the executives’ incentive to make decisions that improve short-term metrics but increase the Company’s risk exposure. Thus, we believe this strategy aligns the interests of our executive officers with those of our stockholders over the long-term, focuses on attaining key operational milestones, and provides an effective retention feature.

Prior to 2010, PSUs were last granted in 2006 as a special grant to motivate the executives to achieve specific long-term financial objectives.  These 2006 PSUs were scheduled to cliff vest in 2009 or 2010 based upon the achievement of the specified objectives.  Management did not meet those objectives for 2009 or 2010, so none of the PSUs from the 2006 grant vested, and instead such PSUs were forfeited.  See “Performance Stock Unit Grants” below for details regarding the PSUs granted in 2010.

We analyze the following when we set the number of options or PSUs to be granted to each executive.  On an individual basis, we compare:

•      The fair value of the grants valuation for equity awards that is consistent with Accounting Standards Codification Topic 718

•      The number of common stock options and PSUs granted by position

•      The competitive level of our equity-based compensation practices versus the market based upon our peer group, including levels, share usage levels, dilution and overall equity plan expense.

Each of the elements of our LTI program — stock options and performance stock units — is discussed in more detail below.

Targeted Pay Mix and Determination of Long Term Incentive (LTI) Equity Grants

During recent years, the Compensation Committee had targeted the long-term incentive equity grants (options and RSUs) to the executive officers at 100% of base salary for our CEO and at 55% of base salary for our other executive officers.  In 2009, the Compensation Committee agreed to grant 75% of the LTI value in options, and the remainder in RSUs.  The number of options granted was calculated by dividing the targeted dollar amount by the average closing price for our stock for the preceding calendar year, and multiplying this value by 75%.  The number of RSUs was calculated by multiplying the remaining number of shares by a 3:1 conversion ratio. The use of the prior year average stock price to calculate the size of the LTI grant was a change from prior years, when the Black-Scholes value of the current stock price at date of grant was used to calculate the number of options/RSUs granted.  This change was taken in response to a decrease in the company’s stock price. The result of this process in 2009 was to grant the executives 120% of the number of shares they had been granted in 2008, but considerably fewer shares than would have been granted under the prior formula.  The Black-Scholes value per share of the options granted was only 22% of the value used to calculate the grant size.  Consequently, the actual LTI value as a percent of salary was significantly lower than the targeted percentage.

In 2010, the Compensation Committee continued to target the long-term incentive equity grants to the executive officers at 100% of base salary for our CEO and at 55% of base salary for our other executive officers, excluding the value of the PSUs.  The number of options granted was calculated by multiplying the executive’s base salary by the LTI target percentage (100% or 55%), and then dividing the resulting amount by our average stock price for 2009, consistent with the methodology used in 2009.  The Black-Scholes value per share for the 2010 grants was 44% of the value used to calculate the grant size.  In addition, in 2010, the executives were also granted PSUs.  As a result, although the actual LTI value as a percent of salary is still lower than the targeted percentage, the LTI as a percent of base salary for 2010 is more than double the percentage granted in 2009.

The charts below show long-term incentive (LTI) grants as a percentage of base salary for 2009 and 2010:

Name	2009 Base Salary	Fair Value of Options Granted	Fair Value of RSUs Granted	Total LTI	LTI as % Base Salary
F. William Capp	$296,125	$90,879	$19,022	$109,901	37%
James M. Spiezio	210,813	35,599	7,455	43,054	20%
Matthew L. Lazarewicz	189,280	31,957	6,683	38,640	20%
Judith F. Judson (1)	140,000	—	—	—	0%

Name	2010 Base Salary	Fair Value of Options Granted	Fair Value of PSUs Granted*	Total LTI	LTI as % Base Salary
F. William Capp	$325,000	$204,503	$70,435	$274,938	85%
James M. Spiezio	217,137	100,148	35,219	135,367	62%
Matthew L. Lazarewicz	194,958	89,919	35,219	125,138	64%
Judith F. Judson	160,000	73,797	35,219	109,016	68%

(1) Ms. Judson was not an officer in 2009, and thus was not eligible for the LTI grants to the executive officers in that year.

In total, we believe that our executives’ pay mix reflects a significant percentage of pay at risk and allows for appropriate risk-taking.

Common Stock Option Grants

Our common stock option grants are designed to align our executives’ performance objectives with the interests of our stockholders. We believe that these options provide an important component of executive compensation which is fully aligned with our shareholders’ interests whereby the impact of any business setbacks, whether Company-specific or industry based, achievement of objectives or other performance matters impacts the executive officers as well as shareholders directly. Our Compensation Committee also grants options to key employees based on this same rationale and enables these key employees to participate in the long term appreciation of our stockholder value.  In addition, all new permanent, full-time employees are granted options when they join the Company. We further believe that our option grants provide a means to assist in the retention of key employees, inasmuch as they are in almost all cases subject to vesting over an extended period of time.

In 2010, we granted options vesting over three years to our executive officers pursuant to the Executive Agreements as follows:  Mr. Capp, 97,335 options; Mr. Spiezio, 35,767 options; Mr. Lazarewicz, 32,114 options and Ms. Judson, 26,356 options. These options had exercise prices based on the stock closing price on the date of grant, which was $4.46.

Restricted Stock Unit Grants

In prior years, RSUs were granted to our executive officers pursuant to the Executive Agreements, which historically have been renegotiated annually. Our issuance of RSUs was a further effort to align management’s performance objectives with the interest of shareholders by having the same attributes as our vesting stock options with the additional alignment of each executive officer owning actual shares. These RSUs vest quarterly over a three year period, and are generally converted to common stock on the vesting dates.  In 2010, rather than issue RSUs that vest based on time, a new, multi-year performance stock units (PSU) plan was implemented, under which the executive officers were granted PSUs as described below.

Performance Stock Unit Grants

Our Performance Stock Units (PSUs) are also designed to align management’s performance objectives to shareholder interest by providing stock grants that cliff-vest upon achievement of specific longer term, multi-year objectives of interest to our investors.

The executive officers were granted PSUs as part of their Executive Agreements in 2006 to incentivize the executive team to maintain a sustained drive and focus on moving the development-stage company successfully into production.  The 2006 PSUs were structured to provide Mr. Capp with potential awards valued at $1,000,000 and Mr. Spiezio and Mr. Lazarewicz with potential awards valued at $500,000 each, where the unit price used to calculate the number of units was $15.80, the average of the high and the low stock price on the date of grant.  This equated to a potential award of 63,291 shares to Mr. Capp and 31,646 shares each to Mr. Spiezio and Mr. Lazarewicz.  There were no additional PSUs granted in 2007, 2008 or 2009.  We did not meet the award conditions as of December 31, 2009, and our executive management did not believe that it was probable that the award would be earned in 2010 based on the business plan at that time.  Therefore, on April 26, 2010, the 2006 PSUs were forfeited by the executives.

The Compensation Committee believes that it is important to align management’s performance with the objectives of shareholder interest by providing stock grants that cliff-vest upon achievement of specific longer term performance objectives of interest to our investors. Hence, a new annual PSU plan was put in place April 26, 2010.  The new PSU grants cliff vest upon the achievement of specific longer-term performance objectives, e.g., PSUs granted in 2010 cliff vest upon the achievement of certain performance conditions in 2011 or 2012. We anticipate that PSU grants will be made on an annual basis going forward.

Under the new PSU plan that became effective on April 26, 2010, we granted PSUs to the executives on June 30, 2010, for a number of shares of common stock that were determined by dividing $125,000 for Mr. Capp and $62,500 for the other executive officers by the twelve month VWAP (volume weighted average price) of our stock immediately preceding June 30, 2010.  When calculating the number of shares the PSU granted, the number of shares granted is however, the number of shares is subject to a 25,000 maximum share limit (for Mr.

Capp) or a 12,500 share limit (for the other officers), unless the share limit is waived by the Board of Directors, and further subject to a 5,000 minimum share limit (for Mr. Capp) or a 2,500 minimum share limit (for the other officers).  The number of PSUs granted may be converted into that number of shares of common stock equal to up to 150% of the PSUs granted.  The award grant is contingent upon the executive being a full-time employee as of the grant date.

Upon conversion of the PSUs into shares of common stock, shares representing 50% of the net after-tax value of the PSUs will be non-transferable for a two-year period commencing on the determination date.  This holding period becomes inoperative upon an acquisition event.  The determination date for the PSUs granted in 2010 is March 15, 2013.

The PSUs granted in 2010 will vest as of December 31, 2012, subject to the achievement of the performance requirements described below, which are based on the achievement of certain Adjusted EBITDA targets. Adjusted EBITDA is defined as our income before the effect of interest expenses, income taxes, depreciation, amortization and equity compensation expenses as set forth in our audited Consolidated Statement of Operations and the related Notes.  Any portion of the PSUs that does not vest as of the determination date shall be forfeited.  The PSUs granted in 2010 were granted contingent upon shareholder approval of the 2010 Stock Incentive Plan.  This approval was obtained at the 2010 Shareholder Meeting held July 21, 2010, thus the grant date for accounting valuation purposes is considered to be July 21, 2010.  The closing price of our stock on July 21, 2010 was $3.20.  The PSUs granted for 2010 were as follows:

	Base	12 Month VWAP	Target # PSU	Grant Date Fair Value	Maximum Common Shares
Mr. Capp	$125,000	$5.6790	22,011	$70,435	33,016
Mr. Spiezio	$62,500	$5.6790	11,006	35,219	16,509
Mr. Lazarewicz	$62,500	$5.6790	11,006	35,219	16,509
Ms. Judson	$62,500	$5.6790	11,006	35,219	16,509
			55,029	$176,093	82,543

The vesting schedule for the 2010 grants is as follows:

Adjusted EBITDA Achieved ($ millions)	% of Total PSUs Vested
$8.5	0%
46.0	100%
69.0 or greater	150%

Vesting of PSUs for Adjusted EBITDA achieve between $8.5 million and $46 million shall be interpolated on a straight line basis, with the aggregate rounded up to the next whole integer of a PSU.  Each vested PSU will convert into one share of common stock on the determination date, provided that (a) for Adjusted EBITDA achievement between $46 million and $69 million, the conversion factor will be interpolated on a straight line basis between 100% and 150% as applied to the PSUs, and (b) for Adjusted EBITDA achievement at or greater than $69 million, each PSU shall convert into 1.5 shares of common stock on the determination date (shown above in the column titled, “Maximum Common Shares”).  The Company reserves the right, in lieu of issuing shares of common stock upon conversion, to pay the executive a lump sum cash payment in an amount equal to the fair market value on the date of conversion of the shares of common stock into which all or any portion of the vested PSUs would have been converted.

Equity Grant Practices

During 2010, our Board granted common stock options and PSUs based upon the recommendations of our Compensation Committee and the Executive Agreements. These grants to executive officers were made during regularly scheduled meetings of the Board of Directors. Mr. Capp and Mr. Spiezio have been authorized by the Board of Directors to issue common stock option grants to individuals being hired and promoted, within certain limits which have been predetermined by the Board based upon job title and function.

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

Executive Officer Employment Agreements

On April 26, 2010, we entered into employment agreements with our executive officers, commencing on the date of the agreement and continuing until March 31, 2011, unless renewed or terminated.  Additional agreements providing for long term incentive compensation consisting of performance-based Restricted Stock Units (PSUs) and stock options were also dated April 26, 2010.  The terms of the employment and option agreements were similar to those of the executive officer agreements dated May 8, 2006, March 2, 2007, February 12, 2008 and April 3, 2009. However, in contrast, there were no 2007, 2008 or 2009 counterparts of the performance-based RSU agreements that were signed in 2006 and in 2010.  On March 4, 2011, we entered into new employment agreements with the executive officers for a term that began on that date. Additionally, the executive officers received option grants.  The 2011 employment agreements, unlike previous agreements, have no expiration date.

These agreements, in total, will be referred to as the “Executive Agreements.” In addition to the Base Salary and Targeted Bonus amounts (discussed above under “Current Compensation” section), the Executive Agreements specified other benefits, such as vacation time and fringe benefits.  The fringe benefits include those available to our other employees, such as group health and dental insurance, life insurance, group long and short-term disability insurance, 401(k) plan, and stock plan participation.  In addition, each executive officer is entitled to reimbursement for an executive physical every other year (not to exceed $1,000 for each such physical), as well as an additional life insurance policy over and above the insurance plan provided to all employees.  Further, in the event that the executive officer becomes disabled and receives disability insurance payments that are less than his or her monthly base salary, we will pay him or her the difference between the normal base salary and the insurance payment, for the duration of his or her employment, as defined in the Executive Agreement.  These agreements also contain certain provisions related to severance and change of control, which are discussed further in the section titled, “Potential Payments upon Termination or Change in Control.”  We believe these benefits are consistent with those offered by other companies.

We do not have a supplemental retirement plan or any form of executive retirement plan.

Some additional provisions of the Executive Agreements include the following:

•      Each executive officer is entitled to 20 business days of paid vacation per calendar year.  Any paid vacation time accrued (“PVA”) prior to January 1, 2010 is considered “grandfathered.”  The number of unused vacation days that may be carried forward from one calendar year to the next is limited to ten days of the current calendar year’s unused accrual, plus the grandfathered PVA.  For any unused vacation accrual from the current calendar year that cannot be carried over into the next year, the Company will pay the executive a cash amount equal to the value up to a maximum of ten vacation days. Any unused excess over ten vacation days from the current calendar year that was accrued will be forfeited.  The Compensation Committee, in its sole discretion, may elect from time to time to direct the Company to pay the executive a cash amount (based on the executive’s then current year’s base salary) equal to part or all of the PVA.  Upon any termination of employment, the Company shall pay the executive a lump sum equal to any unused PVA, plus a lump sum equal to up to ten days of current year vacation accrual.   Any remaining accrued but unused or unpaid days shall be forfeited.

•      In the event that the excise tax imposed by Section 4999 of the IRS code of 1986 (or any successor penalty or excise tax subsequently imposed by law) applies to any payments or benefits specifically paid or conferred under the Executive Agreement, we will pay an additional amount to the executive equal to the amount of the excise tax, up to a maximum of $500,000 for Mr. Capp and $250,000 for the other executive officers in regards to salary, vacation, and bonus.  We will also pay an additional amount up to a maximum of $500,000 for Mr. Capp and $250,000 for the other executive officers in regards to any exercise tax under benefits conferred by stock options, RSUs and PSUs provided, however, that in no event will the aggregate additional payment exceed $500,000 for Mr. Capp and $250,000 for the other executive officers.

Up through 2010 we entered into short term (year to year) Executive Agreements with our management team because of the increased flexibility that it gives us and them to adjust compensation, long term incentive award expectations and other expectations from year to year in light of our performance, cash position, and other conditions.  However, in the first quarter of 2011, we entered into “at-will” evergreen agreement in order to eliminate the need to negotiate new Executive Agreements every year, thus freeing management’s (and the Board’s) time and attention to the operations of the Company.

Compensation Committee Interlocks and Insider Participation

From January 1, 2010 until November 29, 2010, the Compensation Committee members were Messrs. Smith (Chair), Adik and Rose, none of whom currently are or formerly were our officers or employees.  On November 29, 2010, upon the resignation of Mr. Adik from our Board, the Compensation Committee members were Mssrs. Smith, Weihman, and Rose.  None of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  We have reviewed the incentive plans for the executive officers to ensure that these incentives do not provide the executives with incentives that require actions that represent excess risks that would not be in the best interest of our shareholders, as discussed in the section titled “Consideration of Risk in Compensation Programs” which follows the Executive Compensation tables, below. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

The following report is provided by the following directors, who constitute the Compensation Committee:

Submitted by the Compensation Committee:

Jack P. Smith, Chairman
Virgil G. Rose
Edward A. Weihman

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings including this Annual Report, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Summary Compensation Table

The following table(s) sets forth the total compensation paid in the years ended December 31, 2008, 2009, and 2010 to the four persons who served as our executive officers during fiscal 2010:  F. William Capp, our Principal Executive Officer; James M. Spiezio, our Principal Financial Officer; Matthew Lazarewicz, our Chief Technology Officer and Judith F. Judson, our Vice President, Asset Management and Market Development.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non- Equity Incentive Plan Comp. ($) (5)	Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)
President and Chief Executive Officer F. William Capp	2010	$330,532	$—	$70,435	$204,503	$69,063	$—	$7,350	$681,883
	2009	297,264	—	19,022	90,879	133,256	—	10,481	550,902
	2008	298,551	—	40,438	224,285	115,489	—	30,425	709,188

Vice President of Finance and Chief Financial Officer James M. Spiezio	2010	222,294	—	35,219	100,148	21,714	—	20,448	399,823
	2009	211,624	—	7,455	35,599	66,406	—	20,135	341,219
	2008	212,466	—	15,848	87,855	57,552	—	20,218	393,939

Vice President of Engineering and Chief Technology Officer Matthew L. Lazarewicz	2010	194,310	—	35,219	89,919	19,496	—	13,502	352,446
	2009	190,008	—	6,683	31,957	59,623	—	13,768	302,039
	2008	190,764	—	14,208	78,868	51,673	—	14,201	349,714

Vice President, Asset Management and Market Development Judith F. Judson	2010	155,692	—	35,219	73,797	16,000	—	4,643	285,351
	2009	140,539	—	—	—	44,000	—	4,281	188,820
	2008	134,649	—	—	38,500	37,000	—	2,745	212,894

(1)     Salaries are reported on the accrual basis.

(2)     Cash bonuses to the executive officers were made under our Incentive Compensation Plan, and thus are reported in the column titled, “Non-Equity Incentive Plan Compensation.”  No bonuses were made to the executive officers outside of this plan.

(3)     For 2010, the stock awards represent the grant date fair value of the PSUs granted to the executive officers under their Executive Agreements during the year.  These PSUs will cliff-vest as of December 31, 2012, subject to the achievement of certain EBITDA targets.  If the targets are not met, the PSUs will be forfeited.   Management believes that the targets that were set for the 2010 PSUs are extremely difficult to meet, and that the probability of meeting these targets is very low.  For 2009 and 2008, the stock awards represent the grant date fair value of the RSUs granted to the executive officers under their Executive Agreements during those years.  The fair value of the PSUs and RSUs is computed in accordance with FASB ASC Topic 718. See Note 16 to our Consolidated Financial Statements in our Annual Report on Form 10-K, which is incorporated herein by reference, for a discussion on the assumptions made in the valuation of these PSUS and RSUs.

(4)     Options include the grant date fair value of the options granted to the executives during the year, calculated in accordance with FASB ASC Topic 718.  See Note 16 to our Consolidated Financial Statements in our Annual Report on Form 10-K, which is incorporated herein by reference, for a discussion of the assumptions made in the valuation of these options.

(5)     The amounts shown as “Non-Equity Incentive Plan Compensation” represent the actual bonuses earned per the 2008, 2009 and 2010 Incentive Bonus Plans. These bonuses were paid in February 2009, March 2010 and April 2011, respectively.  See details of the incentive bonus plan structure in the Compensation Discussion and Analysis.

(6)     All of our employees, including our executive officers, are eligible to participate in our qualified deferred-contribution plan (401(k)).  There are no additional executive retirement plans.

(7)     The amounts shown in the “All Other Compensation” column consist of the following:

Name and Principal Position	Year	Officer Life Insurance Premium (a)	Company Contributions to 401(k) Plan (b)	Mileage Reimbursement (c)	Other Reimbursement (d)	Total - All Other Compensation
President and Chief Executive Officer F. William Capp	2010	$—	$7,350	$—	$—	$7,350
	2009	2,964	7,517	—	—	10,481
	2008	6,125	6,900	16,400	1,000	30,425

Vice President of Finance and Chief Financial Officer James M. Spiezio	2010	13,807	6,641	—	—	20,448
	2009	13,810	6,325	—	—	20,135
	2008	13,894	6,324	—	—	20,218

Vice President of Engineering and Chief Technology Officer Matthew L. Lazarewicz	2010	3,797	5,793	3,912	—	13,502
	2009	3,787	5,678	4,303	—	13,768
	2008	3,847	5,679	4,675	—	14,201

Vice President, Asset Management and Marketing Development Judith F. Judson	2010	—	4,643	—	—	4,643
	2009	—	4,281	—	—	4,281
	2008	—	2,745	—	—	2,745

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

(c)   In January 2008, we relocated our offices and manufacturing facility from Wilmington, Massachusetts to Tyngsboro, Massachusetts.  As a result of the move, a significant percentage of our work force had longer daily commutes to and from work.  To compensate the employees for the additional commuting cost and as an incentive not to leave the Company, the Board authorized management to pay affected employees a mileage differential.  This mileage differential is paid each quarter over a three-year period, and is calculated based upon the incremental number of commuter miles, times the IRS mileage rate, times the number of work days per quarter (which has been determined to be 60 days.)   Affected employees who relocate their personal residence nearer the Tyngsboro facility are eligible for a one-time payout of the mileage compensation remaining through the end of the program (which is December 31, 2010).  In 2008, Mr. Capp and Mr. Lazarewicz were both eligible for this mileage reimbursement program.  During 2008, Mr. Capp relocated his residence, and so received the one-time payout noted above.  In 2009 and 2010, only Mr. Lazarewicz continued to be eligible for the mileage differential payments.

(d)   Represents reimbursement of the cost of an executive physical examination to which the officers are entitled every other year under the terms of the Executive Agreement.

Grants of Plan-Based Awards

The following table shows all grants made to our executive officers during the year ended December 31, 2010:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Market Price on	Grant Date Fair Value of Stock and
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#) (3)	Awards ($/Sh)	Grant Date	Option Awards
F. William Capp	4/26/2010	4/26/2010	$—	$276,250	$428,188
	4/26/2010	4/26/2010							45,000	$4.46	$4.46	$126,000
	4/26/2010	7/21/2010							52,335	$4.46	$4.46	78,503
	6/30/2010	7/21/2010				—	22,011	33,016			$3.20	70,435

James M. Spiezio	4/26/2010	4/26/2010	—	86,855	134,625
	4/26/2010	4/26/2010							35,767	$4.46	$4.46	100,148
	6/30/2010	7/21/2010				—	11,006	16,509			$3.20	35,219

Matthew L. Lazarewicz	4/26/2010	4/26/2010	—	77,983	120,874
	4/26/2010	4/26/2010							32,114	$4.46	$4.46	89,919
	6/30/2010	7/21/2010				—	11,006	16,509			$3.20	35,219

Judith F. Judson	4/26/2010	4/26/2010	—	64,000	99,200
	4/26/2010	4/26/2010							26,356	$4.46	$4.46	73,797
	6/30/2010	7/21/2010				—	11,006	16,509			$3.20	35,219

Note that the column titled “All Other Stock Awards: Number of Shares of Stock or Units” was not presented for 2010 because there were no such awards made in 2010.

(1)     Non-Equity Incentive Plan Awards:  The amount shown in the Target column represents the amount which executive officers were eligible to receive if all goals for the 2010 Performance Bonus Plan were met.  If none of the goals were achieved, no bonus would be paid, as reflected in the Threshold column.  In addition, there were “stretch” goals, which if achieved, could have resulted in bonus payments of up to 155% of the Target amounts for the executive officers. These stretch goal amounts are reflected in the “Maximum” column in the table above.

(2)   Equity Incentive Plan Awards:  These awards represent PSUs granted to the executive officers under the 2010 Executive Agreements.  These PSUs cliff-vest on December 31, 2012, based upon the achievement of the performance goals.  The goals are based on the achievement of certain Adjusted

EBITDA targets. (See the Compensation Discussion and Analysis.) Adjusted EBITDA is defined as our income before the effect of interest expenses, income taxes, depreciation, amortization and equity compensation expenses as set forth in our audited Consolidated Statement of Operations and the related Notes.  Any portion of the PSUs that does not vest as of the determination date (March 15, 2013) shall be forfeited.  The PSUs granted in 2010 were granted contingent upon shareholder approval of the 2010 Stock Incentive Plan.  This approval was obtained at the 2010 Shareholder Meeting held July 21, 2010, thus the grant date for accounting valuation purposes is considered to be July 21, 2010.  The closing price of our stock on July 21, 2010 was $3.20.

(3)     Option Awards: These awards represent options granted to the executive officers under the 2010 Executive Agreements. The exercise price of the options was $4.46, which was the closing price of our stock on the date of grant.  A portion of the options granted to Mr. Capp in 2010 were granted contingent upon shareholder approval of the 2010 Stock Incentive Plan.  This approval was obtained at the 2010 Shareholder Meeting held July 21, 2010, thus the grant date for accounting valuation purposes for that portion of the option grant is considered to be July 21, 2010.  The stock price on July 21, 2010 was $3.20.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the unexercised options, unvested stock grants, and equity incentive plan awards outstanding relating to our executive officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That have Not Vested ($) (2) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (2)
	30,000			$8.90	12/1/2011
	60,000			$8.90	12/1/2011
	60,000			$7.40	10/13/2014
	11,868			$15.80	5/8/2016
F. William Capp	8,953			$15.80	3/2/2017
	35,637			$8.90	3/2/2017
	29,128			$12.50	2/14/2018
	23,303	11,651		$4.90	4/3/2019	1,294	$2,847
	14,994	30,006		$4.46	4/25/2020
	17,438	34,897		$4.46	7/21/2020			22,011	$48,424

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That have Not Vested ($) (2) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (2)
	3,239			$7.00	3/15/2012
	4,762			$7.00	3/15/2012
	45,000			$7.40	10/13/2014
	5,091			$15.80	5/8/2016
James M. Spiezio	3,841			$15.80	3/2/2017
	15,437			$8.90	3/2/2017
	11,410			$12.50	2/14/2018
	9,128	4,564		$4.90	4/3/2019	508	$1,118
	11,918	23,849		$4.46	4/25/2020			11,006	$24,213

	5,453			$7.00	3/15/2012
	2,548			$7.00	3/15/2012
	35,000			$7.40	10/13/2014
	4,661			$15.80	5/8/2016
Matthew L. Lazarewicz	3,516			$15.80	3/2/2017
	13,859			$8.90	3/2/2017
	10,243			$12.50	2/14/2018
	8,195	4,097		$4.90	4/3/2019	455	$1,001
	10,700	21,414		$4.46	4/25/2020			11,006	$24,213

	5,000			$16.30	8/28/2017
Judith F. Judson	4,565	435		$12.50	2/14/2018
	8,782	17,574		$4.46	4/25/2020			11,006	$24,213

(1)     The vesting schedule of unvested options, RSUs and PSUs is outlined in the table below.  The PSUs, as reflected in the Stock Award column titled, “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)”, will vest contingently on December 31, 2012, assuming the performance and employment requirements are met.  However, the performance targets are considered by management to be extremely difficult to meet, and management believes the probability of meeting these targets to be very low.  These requirements are detailed in the Compensation Discussion and Analysis.

	# Shares Vesting for Date Shown:
	Mr. Capp		Mr. Spiezio		Mr. Lazarewicz		Ms. Judson
Vesting Date	Options	Stock	Options	Stock	Options	Stock	Options	Stock
January 1, 2011	—	—	—	—	—	—	435	—
March 31, 2011	11,022	323	4,120	127	3,699	114	2,195	—
June 30, 2011	11,019	324	4,121	127	3,699	113	2,196	—
September 30, 2011	11,022	323	4,120	127	3,700	114	2,195	—
December 31, 2011	11,020	324	4,121	127	3,699	114	2,196	—
March 31, 2012	8,109	—	2,979		2,675	—	2,195	—
June 30, 2012	8,107	—	2,979		2,675	—	2,195	—
September 30, 2012	8,109	—	2,980		2,675	—	2,196	—
December 31, 2012	8,146	22,011	2,993	11,006	2,689	11,006	2,206	11,006

(2)     Unvested RSUs and PSUs were valued at the closing price of our stock on the Nasdaq Stock Market as of December 31, 2010, which was $2.20.

(3)     On September 30, 2010 and December 31, 2010, a portion of the RSUs granted to the executive officers based upon their Executive Agreements vested.  However, conversion of these RSUs to common stock was delayed under the terms of the applicable grant agreement because the trading window for insiders was closed from the date of vesting through December 31, 2010. The numbers and shares that vested but were not converted by December 31, 2010 were as follows:  Mr. Capp, 1,187 shares; Mr. Spiezio, 465 shares; and Mr. Lazarewicz, 417 shares.

Option Exercises and Stock Vested

The following table sets forth the number of shares acquired and the value realized upon exercise of stock options and vesting of RSUs during 2010 and the number of shares of our common stock acquired on vesting of RSUs during 2010.  None of our executive officers exercised options during 2010, so no amounts are reported under those columns.  The value realized for the RSUs is the stock closing price on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
F. William Capp	—	$—	2,373.0	$7,652
James M. Spiezio	—	—	929.8	2,999
Matthew L. Lazarewicz	—	—	833.8	2,689
Judith F. Judson	—	—	—	—

The number of shares vested and value realized on vesting during 2010 includes shares that vested as of September 30, 2010 and December 31, 2010, but which were not issued during 2010 under the terms of the applicable grant agreement because the trading window for insiders was closed between the date of vesting and December 31, 2010. The number of shares involved was 1,187 for Mr. Capp, 417 for Mr. Lazarewicz, and 465 for Mr. Spiezio.  The stock price per share for the shares vesting September 30, 2010 was $2.90, and $2.20 for the shares vesting on December 31, 2010.  However, there were also shares that vested as of December 31, 2009 which were not issued until April 8, 2010, also because the trading window was closed at the date of vesting. The number of shares involved was 9,249 for Mr. Capp, 3,370 for Mr. Lazarewicz, and 3,757 for Mr. Spiezio.

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

The following are the definitions for the various termination and change of control scenarios:

•                  Termination for Cause.  We have the option to terminate any of the executives immediately upon written notice for “cause.”  “Cause” is defined as a finding by the Board of Directors that the executive has committed various egregious acts, such as fraud, embezzlement or other felony, or otherwise materially breached his or her obligations to the Company.

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

•                  Death or Disability.  We can terminate the employment of the executive, at our discretion, upon the disability of the executive.  In general, disability is defined as physical or mental incapacity to perform his or her normal duties for a period of 60 days (not counting days taken for vacation) during any 180-day period.

•                  Continuation / Non-renewal of Contract.  Unless the agreement has been otherwise terminated before the end of the scheduled employment period (which is March 31, 2011), the Company and the executive agree to discuss in good faith the possible continuation of the executive’s employment, commencing six months prior to such date.  If we fail to offer the executive a new employment agreement, with at least equivalent material terms to this agreement by March 31, 2011, and in fact the executive ceases to be our employee (except for cause), certain payments will become due as noted below.  The executive officers entered into new employment agreements with the Company on March 4, 2011 which became effective on that date, and will continue unless terminated in accordance with the terms of the agreement.

Termination Payments for Each Type of Termination

•                  Terminations for Cause or Resignations without Good Reason.  If the executive is terminated for cause or resigns without good reason, we would pay the executive his or her accrued base salary through the last date of his or her employment, and would continue to provide the remainder of the benefits (e.g., health insurance) through the termination date.

•                  Terminations without Cause or Resignations with Good Reason.  If we elect to terminate the executive without cause or if the executive resigns with 30 days notice for good reason, we will pay to the executive a cash amount equal to his or her monthly base salary multiplied by twelve, and will continue to provide the remainder of the benefit package until the first anniversary of the termination date.  Additionally, within five business days of the termination date, we will pay the executive an amount equal to the bonus paid (or which has been determined but not yet paid) for the prior fiscal year, prorated for the portion of the current fiscal year which was worked, up to a maximum of 80% of the executive’s base salary for the prior year.  We believe this is appropriate because the terminated executive officer is bound by confidentiality and non-compete provisions covering one year after termination and because we and the executive officer have mutually agreed to the severance package that is in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our and our stockholders’ best interests.

•                  Death or Disability.  In the event employment is terminated due to death or disability of the executive, we will continue to pay to the executive or his or her estate an amount equal to the base salary for a three-month period following the termination date, and will continue all health and dental insurance benefits for a twelve-month period following the termination date.

•                  Continuation / Non-renewal of Contract.  If, at the end of the employment period, we fail to offer the executive a substantially equivalent contract and the executive ceases to be an employee, except for cause, we agree to pay the executive a monthly amount for twelve months equal to his or her last prevailing monthly base salary, plus one-twelfth of his or her bonus for our most recent fiscal year.

Effect of Termination of Employment Relative to RSUs, PSUs and Options

If the executive terminates for any reason, including by resignation or termination (with or without cause), the executive may retain all RSUs and PSUs that have vested before the termination date.  However, any RSUs and PSUs vesting after the termination date will be forfeited. In relation to options, if employment is terminated by reason of death, disability, resignation or without cause, any vested but unexercised options will expire if not exercised within 365 days after the termination date, and any options that were not vested before the termination date are forfeited.  In the case of termination for cause, all vested and unvested options will expire immediately.  In addition, we may, in our sole discretion, by written notice demand that any or all stock certificates for shares acquired pursuant to the exercise of any option, or any profit realized from the sale or transfer of such shares, be returned to us.  The exercise price will be returned to the executive officer, without interest.

If any of the executive officers’ employment were terminated as of December 31, 2010 under the indicated circumstances, the following options and RSUs would have been forfeited or would expire by December 31, 2011 if not exercised:

	# Unvested Units Forfeited:			Vested Options That Would Expire 12/31/10 if Not Exercised
Officer	Options	RSU	PSU	From 4/26/10 Grant	From 4/3/2009 Grant	From 2/14/2008 Grant	From 3/2/07 Grant	From 5/8/06 Grant	From Other Option Grants	Total Vested Options
F. William Capp	76,554	1,294	22,011	32,432	23,303	29,128	44,590	11,868	150,000	291,321
James M. Spiezio	28,413	508	11,006	11,918	9,128	11,410	19,278	5,091	53,001	109,826
Matthew L. Lazarewicz	25,511	455	11,006	10,700	8,195	10,243	17,375	4,661	43,001	94,175
Judith F. Judson	18,009	—	11,006	8,782	—	4,565	—	—	5,000	18,347

Note that the executive officers had received options from grants made prior to the May 6, 2006 Executive Agreements, as indicated in the above table.  Options received from those prior grants were fully vested as of December 31, 2010.  Certain of those options would expire within 90 days of termination if not exercised, rather than within 365 days.  In addition, Ms. Judson was granted 5,000 options on August 28, 2007, at which time she was employed by us as consultant.  Under the terms of that option agreement, if Ms. Judson’s service to us ceases for any reason other than a Breach of Conduct, as defined by the agreement, all options that are vested as of the service termination date continue to be exercisable until the final exercise date, which is April 25, 2020.  All 5,000 options from this grant were vested as of December 31, 2010.

The following table shows the total amounts that would have been payable as of December 31, 2010, under various termination scenarios:

Officer	Type of Termination	Accrued Salary (1)	Accrued Vacation (2)	Accrued Bonus for 2010	Health & Dental Benefits (3)	Total # Vested Options	Potential Gain if all Vested Options Were Exercised on 12/31/10 (4)	Total Payout Value at 12/31/10
F. William Capp	Termination for Cause	$6,250	$107,677	$—	$—	$—	$—	$113,927
	Resignation without “Good Reason”	6,250	107,677	—	—	291,321	—	113,927
	Termination without Cause	331,250	107,677	69,063	30,858	291,321	—	538,848
	Resignation with “Good Reason”	331,250	107,677	69,063	30,858	291,321	—	538,848
	Death or disability (5)	87,500	107,677	69,063	30,858	291,321	—	295,098

James M. Spiezio	Termination for Cause	4,176	63,699	—	—	—	—	67,875

Officer	Type of Termination	Accrued Salary (1)	Accrued Vacation (2)	Accrued Bonus for 2010	Health & Dental Benefits (3)	Total # Vested Options	Potential Gain if all Vested Options Were	Total Payout Value at 12/31/10
	Resignation without “Good Reason”	4,176	63,699	—	—	109,826	—	67,875
	Termination without Cause	221,313	63,699	21,714	26,826	109,826	—	333,552
	Resignation with “Good Reason”	221,313	63,699	21,714	26,826	109,826	—	333,552
	Death or disability (5)	58,460	63,699	21,714	26,826	109,826	—	170,699

Matthew L. Lazarewicz	Termination for Cause	4,727	37,785	—	—	—	—	42,512
	Resignation without “Good Reason”	4,727	37,785	—	—	94,175	—	42,512
	Termination without Cause	199,685	37,785	19,496	20,663	94,175	—	277,629
	Resignation with “Good Reason”	199,685	37,785	19,496	20,663	94,175	—	277,629
	Death or disability (5)	53,467	37,785	19,496	20,663	94,175	—	131,411

Judith F. Judson	Termination for Cause	3,077	14,559	—	—	—	—	17,636
	Resignation without “Good Reason”	3,077	14,559	—	—	18,347	—	17,636
	Termination without Cause	163,077	14,559	16,000	8,979	18,347	—	202,615
	Resignation with “Good Reason”	163,077	14,559	16,000	8,979	18,347	—	202,615
	Death or disability (5)	43,077	14,559	16,000	8,979	18,347	—	82,615

(1)          Salaries are paid bi-weekly for that two week period and were paid through December 24, 2010; therefore, accrued salaries as of December 31, 2010 represent an accrual for five days, Monday, December 26 through Friday, December 31, 2010.  Amounts shown represent termination payments under the terms of the Executive Agreements plus accruals for regular time worked.

(2)          Under the 2010 Executive Agreements, officers are allowed to carry forward only the remaining unused vacation earned prior to January 1, 2010, plus a maximum of ten days earned in the current year.  Any excess is forfeited as of the end of the year.  Mr. Capp forfeited ten days and Mr. Spiezio forfeited 3.25 days of accrued vacation as of December 31, 2010.

(3)          Health and dental benefits are calculated based on the 2011 monthly cost for the insurance plans in which the officers are currently enrolled.

(4)          There would be no potential gain if the officers had  exercised and sold all vested stock options on December 31, 2010 because the option exercise prices for all vested options are equal to or higher than the stock closing price as of December 31, 2010.

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

Impact of Change of Control on Options, RSUs and PSUs

Upon the occurrence of an Acquisition Event, the authorized administrator of our 2010 Stock Incentive Plan shall take any one or more of the following actions with respect to the RSUs, PSUs and options:

1)                          Provide that the RSUs, PSUs and/or options shall be assumed, or equivalent equity compensation substituted, by the acquiring or succeeding corporation; and/or

2)                          Provide that any portion of the RSUs that are vested but not converted and/or any portion of the options that are vested but not exercised become converted or exercisable, in full, as of a specified time prior to the Acquisition Event and will terminate immediately prior to the consummation of the Acquisition Event unless exercised (in the case of options) during that period.

If an Acquisition Event had occurred on December 31, 2010, the following unvested RSUs and PSUs would have been forfeited, along with any vested options if not exercised prior to the consummation of the acquisition event.

											Potential
											Gain if all
											Vested
	# Unvested Units Forfeited:			Vested Options That Would Expire 12/31/10 if Not Exercised							Options
									From		Were
				From	From	From	From	From	Other	Total	Exercised
				4/26/10	4/3/2009	2/14/2008	3/2/07	5/8/06	Option	Vested	on
Officer	Options	RSU	PSU	Grant	Grant	Grant	Grant	Grant	Grants	Options	12/31/10
F. William Capp	76,554	1,294	22,011	32,432	23,303	29,128	44,590	11,868	150,000	291,321	$—
James M. Spiezio	28,413	508	11,006	11,918	9,128	11,410	19,278	5,091	53,001	109,826	—
Matthew L. Lazarewicz	25,511	455	11,006	10,700	8,195	10,243	17,375	4,661	43,001	94,175	—
Judith F. Judson	18,009	—	11,006	8,782	—	4,565	—	—	5,000	18,347	—

There would be no potential gain related to the exercise of all vested options at December 31, 2010 because the exercise price of the options was greater than or equal to the stock closing price at December 31, 2010.

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

If an Acquisition Event occurred on December 31, 2010 and this alternative was elected, the amount of cash received by the executive officers would vary based on the acquisition price.  Assuming the acquisition price was equal to the closing price of our stock as of the end of the fiscal year ($2.20), the following payments would have been made:

Officer	# Shares Owned	# Vested RSUs not issued	Potential Proceeds from Sale of shares owned at 12/31/10	Potential Proceeds from Sale of Vested but Unissued RSUs at 12/31/10
F. William Capp	57,324	1,187	$126,113	$2,611
James M. Spiezio	27,124	465	59,673	1,023
Matthew L. Lazarewicz	28,176	417	61,987	917
Judith F. Judson	—	—	—	—

4)              Provide that the unvested RSUs and PSUs and/or the options become exercisable, realizable or vested in full, or be free of all conditions or restrictions, prior to the consummation of the Acquisition Event, or if applicable, be replaced by equivalent RSUs, PSUs or options by the acquiring or succeeding corporation.

The number of units that could potentially have become fully vested and value of those units, should the officer have exercised the option or sold the stock resulting from the issuance of the RSU or PSU, based on the stock closing price on December 31, 2010, is as follows:

Officer	Options (#)	Proceeds from Exercise of Options	RSU (#)	Proceeds from RSUs	PSU (#)	Proceeds from PSUs
F. William Capp	76,554	$—	2,481	$5,458	22,011	$48,424
James M. Spiezio	28,413	—	973	2,141	11,006	24,213
Matthew L. Lazarewicz	25,511	—	872	1,918	11,006	24,213
Judith F. Judson	18,009	—	—	—	11,006	24,213

Note that options granted prior to 2008 were fully vested as of December 31, 2010.

Summary of “Walk-Away” Value in the Event of a Change of Control or Acquisition Event

If a change of control were to occur, the executive officers would be entitled to resign with good reason.  The following is a summary of the total “walk-away” value as of December 31, 2010, under the various change of control or acquisition event alternatives discussed above:

										Vested
				Potential						options
				gain	Potential					that
		Cash	Potential	from	cash		Total			would	Post Acquisition:
		compensat	proceeds	exercise	payment	Potential	“Walk-		Unvested	expire		#
		ion (salary	from sale	of vested	for	proceeds	Away”	Unvested	RSUs and	12/31/10	# Options	Unvested
		/ benefits)	of stock	options	unvested	from RSUs	value at	options	PSUs	if not	outstandi	RSUs and
Officer	Alternative	(1)	(2)	(3)	options (4)	(5)	12/31/10	forfeited	forfeited	exercised	ng	PSUs
F. William Capp	1) RSUs/Options assumed by acquirer	$538,848	$126,113	$—	$—	$—	$664,9611	—	—	—	367,875	23,305
	2) Vested options/RSUs exercisable prior to acquisition and terminated if not exercised	538,848	126,113	—	—	2,611	667,572	76,554	23,305	291,321	—	—
	3) Cash payment equal to value of unvested RSUs, undistributed vested RSUs and all options	538,848	126,113	—	—	5,458	670,419	—	—	—	—	—
	4) Accelerate vesting for RSUs and options as of acquisition date	538,848	126,113	—	—	5,458	670,419	—	—	—	—	—

James M. Spiezio	1) RSUs/Option	333,552	59,673	—	—	—	393,225	—	—	—	138,239	11,514

										Vested
				Potential						options
				gain	Potential					that
		Cash	Potential	from	cash		Total			would	Post Acquisition:
		compensat	proceeds	exercise	payment	Potential	“Walk-		Unvested	expire		#
		ion (salary	from sale	of vested	for	proceeds	Away”	Unvested	RSUs and	12/31/10	# Options	Unvested
		/ benefits)	of stock	options	unvested	from RSUs	value at	options	PSUs	if not	outstandi	RSUs and
Officer	Alternative	(1)	(2)	(3)	options (4)	(5)	12/31/10	forfeited	forfeited	exercised	ng	PSUs
	s assumed by acquirer
	2) Vested options/RSUs exercisable prior to acquisition and terminated if not exercised	333,552	59,673	—	—	1,023	394,248	28,413	11,514	109,826	—	—
	3) Cash payment equal to value of unvested RSUs, undistributed vested RSUs and all options	333,552	59,673	—	—	2,141	395,366	—	—	—	—	—
	4) Accelerate vesting for RSUs and options as of acquisition date	333,552	59,673	—	—	2,141	395,366	—	—	—	—	—

Matthew L. Lararewicz	1) RSUs/Options assumed by acquirer	277,629	61,987	—	—	—	339,616	—	—	—	119,686	11,461

										Vested
				Potential						options
				gain	Potential					that
		Cash	Potential	from	cash		Total			would	Post Acquisition:
		compensat	proceeds	exercise	payment	Potential	“Walk-		Unvested	expire		#
		ion (salary	from sale	of vested	for	proceeds	Away”	Unvested	RSUs and	12/31/10	# Options	Unvested
		/ benefits)	of stock	options	unvested	from RSUs	value at	options	PSUs	if not	outstandi	RSUs and
Officer	Alternative	(1)	(2)	(3)	options (4)	(5)	12/31/10	forfeited	forfeited	exercised	ng	PSUs
	2) Vested options/RSUs exercisable prior to acquisition and terminated if not exercised	277,629	61,987	—	—	917	340,533	25,511	11,461	94,175	—	—
	3) Cash payment equal to value of unvested RSUs, undistributed vested RSUs and all options	277,629	61,987	—	—	1,918	341,534	—	—	—	—	—
	4) Accelerate vesting for RSUs and options as of acquisition date	277,629	61,987	—	—	1,918	341,534	—	—	—	—	—

Judith F. Judson	1) RSUs/Options assumed by acquirer	202,615	—	—	—	—	202,615	—	—	—	36,356	11,006
	2) Vested options/RSUs exercisable prior to acquisition and terminated if	202,615	—	—	—	—	202,615	25,511	11,006	18,347	—	—

										Vested
				Potential						options
				gain	Potential					that
		Cash	Potential	from	cash		Total			would	Post Acquisition:
		compensat	proceeds	exercise	payment	Potential	“Walk-		Unvested	expire		#
		ion (salary	from sale	of vested	for	proceeds	Away”	Unvested	RSUs and	12/31/10	# Options	Unvested
		/ benefits)	of stock	options	unvested	from RSUs	value at	options	PSUs	if not	outstandi	RSUs and
Officer	Alternative	(1)	(2)	(3)	options (4)	(5)	12/31/10	forfeited	forfeited	exercised	ng	PSUs
	not exercised
	3) Cash payment equal to value of unvested RSUs and all options	202,615	—	—	—	—	202,615	—	—	—	—	—
	4) Accelerate vesting for RSUs and options as of acquisition date	202,615	—	—	—	—	202,615	—	—	—	—	—

(1)          The total shown represents accrued salary, accrued vacation, accrued bonus and health and dental benefits to which the executive officer would be entitled based on a resignation with good reason.

(2)          The proceeds from sale of stock is calculated based on the number of shares owned directly by the executive officer that were received by him as a result of his or her service as an executive officer of the Company, multiplied by our stock price at December 31, 2010.

(3)          The potential gain from the exercise of vested options is calculated at the difference between the option exercise price and the stock closing price as of December 31, 2010.  There would be no potential gain related to the exercise of all vested options at December 31, 2010 because the exercise price of the options is greater than or equal to the stock closing price at December 31, 2010.

(4)          The potential cash payment for unvested options represents the cash amount that would be paid, equal to the amount (if any) by which the acquisition price times the number of unvested options exceeds the exercise price of the option.  Since the exercise price of all unvested options is greater than or equal to the stock closing price at December 31, 2010, there would be no payment for unvested options as of December 31, 2010.  Note that payment, if any, would relate only to outstanding options granted since May 6, 2009.  Options granted in prior years do not contain this provision to allow for cash payments.

(5)          For change of control alternative 2) above, the amount shown represents the potential proceeds for the sale of RSUs that were vested but unissued as of year-end, valued at the stock closing price as of December 31, 2010.  For alternative 3) above, the amount shown represents the cash payment for the unvested RSUs plus the potential proceeds from the sale of RSUs that were vested but unissued as of year-end, both valued at the stock closing price as of December 31, 2010.

Consideration of Risk in Compensation Programs

As part of its oversight of our compensation policies, the Compensation Committee considers the incentives created by our executive compensation program and the effect that our compensation policies and practices could have on our overall risk profile.  In addition, the Compensation Committee annually reviews our compensation policies and practices to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company.  Examples of elements that the Committee has taken into account are: (a) cash and non-cash incentives, (b) short, medium and long term targets and compensation, (c) time-vested and performance-based measures, and (d) overall, targets and structures that enable the Company to attract, retain and motivate employees and align their interests with stockholders’ interests.  Based on its latest review, the Committee has concluded that our compensation policies and procedures do not create risks that are reasonably likely to have a material adverse effect on the Company.  In addition, the Compensation Committee engaged Towers Watson during 2010 to conduct a qualitative review of its executive compensation programs.  The Committee decided that granting performance share units (PSUs) annually instead of every four years would better mitigate risk taking and allow for more realistic goal-setting that are attuned to shareholder interests. In addition, the Committee decided to implement a share retention requirement in the PSU plan that was implemented in 2010, i.e., a portion of the net after tax PSUs once earned will be restricted and may not be sold for two years after vesting to insure longer term achievement of goals.

Director Compensation

Standard Director Compensation Arrangements

Our non-employee directors are compensated with a package that consists of both stock options and cash.  Effective November 18, 2010, the Board decided to temporarily reduce their retainers and fees by 25% year in response to the current stock price and the Company’s then current cash position.  The following table illustrates our existing directors’ compensation structure for all non-employee directors, except for the Chairman of the Board, for fiscal 2010:

Director Compensation Disclosure

Director Compensation Table

Cash Payments:	Annual amount effective from 1/1/2010 through 11/17/2010	Quarterly rate effective from 1/1/2010 through 11/17/2010	Quarterly rate effective from 11/18/2010 through 6/30/2011
Retainers(paid in quarterly installments and prorated for new directors or partial periods):
Annual retainer	$10,000	$2,500	$1,875

Other retainers
Audit Committee Chair	10,000	2,500	1,875
Audit Member Member (non-Chair)	5,000	1,250	938
Compensation Committee Chair	7,500	1,875	1,406
Other Committee Chair	5,000	1,250	938

Meeting fees, paid per meeting:
Fees for attending board meetings:
In person	2,000	2,000	1,500
Via conference call	1,000	1,000	750

Fees for attending meetings of committees of which the director is a member:
In person	1,500	1,500	1,125
Via conference call	500	500	375

Maximum meetings fees/day	4,500	4,500	4,500

Stock Compensation:	Amount (# Options)

Stock Options - annual grant (i)	5,000	5,000
Stock Options - grant upon joining board (ii)

(i)  On December 1st of each year, all non-employee directors of the Company are granted a stock option, with an exercise price of the options equal to the closing price of our stock on the date of grant.  The 2010 options were granted under our 2010 Stock Incentive Plan, become exercisable in twelve substantially-equal monthly installments on the anniversary of the date of grant and have a term of ten years from date of grant.

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

Chairman of the Board Compensation Arrangements

The Chairman of the Board is also compensated with a package that consists of both stock options and cash:

•                  The Chairman is paid a cash retainer that is calculated at 150% of the average cash compensation earned during the prior fiscal year by all other non-executive directors as a group, including committee chairmanship, paid in equal quarterly installments.  The Chairman retainer was also reduced by 25% effective November 18, 2010.

•                  The stock compensation is computed at 150% of the average share or option amounts granted to others for the same year.

Director Compensation Paid in 2010

The following table represents the compensation paid to our Board of Directors with respect to fiscal 2010.

Name	Year	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (1)	Total ($)
Stephen P. Adik (1)	2010	$63,500	$7,232	$9,000	$79,732
Daniel E. Kletter	2010	63,901	6,500	—	70,401
Virgil G. Rose	2010	89,495	9,750	—	99,245
Jack P. Smith	2010	60,803	6,500	—	67,303
Edward A. Weihman	2010	51,377	6,500	—	57,877

Certain columns otherwise required by the SEC were omitted from this table because no such compensation was paid or earned by the Directors in 2010.

In addition to the individuals noted above, F. William Capp, CEO of Beacon Power, serves as a member of the Board of Directors.  Mr. Capp’s compensation is shown in the Summary Compensation Table.  Mr. Capp does not receive any additional compensation for his service on the Board of Directors.

(1)          Mr. Adik resigned from the Board on November 29, 2010.  In addition, on December 16, 2010, the board granted him a nonqualified stock option for the number of shares he would have received on December 1, 2010, had he not resigned from the board.  The board also gave Mr. Adik a new grant of 387 options to replace options granted on December 1, 2009, which had not vested as of the date of his resignation and which were therefore forfeited.  In recognition of Mr. Adik’s years of service on the board, the board paid him a severance payment in the amount of $9,000

(2)          The totals shown above include retainers and board meeting fees earned in fiscal 2010 on an accrual basis.  Actual cash paid to the directors in 2010 is as follows:

Total compensation per Director Compensation Table (above):	$338,076
Plus: 2009 compensation paid in 2010	58,859
Less: 2010 compensation accrued at December 31, 2010	(26,824)
Total director compensation on cash basis for fiscal 2009	$370,111

(3)          Amounts shown under the Option Awards column represent the grant date fair value of option awards during the year, computed in accordance with FASB ASC Topic 718.  See Note 16 of our Consolidated Financial Statements included in our Annual Report on Form 10-K, which was filed on March 16, 2011 and incorporated herein by reference, for a discussion on the assumptions made in the valuation of the options shown above.

Options granted to directors in 2010 and options outstanding as of December 31, 2010 include the following:

Name	Grant Date of Option Awards during 2010	Number of Options Granted during 2010	Grant Date Fair Value of Option Awards	Options Outstanding at December 31, 2010 (#)
Stephen P. Adik	12/16/10	5,000	$7,000	42,299
	12/16/10	387	232
Daniel E. Kletter	12/01/10	5,000	6,500	28,124
Virgil G. Rose	12/01/10	7,500	9,750	34,137
Jack P. Smith	12/01/10	5,000	6,500	45,630
Edward A. Weihman	12/01/10	5,000	6,500	28,124

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 27, 2011, certain information concerning the ownership of shares of our Common Stock by:

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

Each beneficial owner other than Capital Ventures International and Hudson Bay Financial Management has an address c/o Beacon Power Corporation, 65 Middlesex Road, Tyngsboro, Massachusetts 01879.

	Shares beneficially owned
Name and Address of Beneficial Owner (2)	Number (1)	Percent of Class
F. William Capp	378,469	1.5%
Judith Judson	26,606	*
Daniel Kletter	36,624	*
Matthew L. Lazarewicz	143,426	*
Virgil Rose	32,887	*
Jack P. Smith	45,930	*
James M. Spiezio	147,989	*
Edward Weihman	25,624	*

5% Shareholders
Capital Ventures International (3)	2,162,386	7.8%
Heights Capital Management, Inc.
One Capitol Place
Grand Cayman, Cayman Islands
British West Indies

	Shares beneficially owned
Name and Address of Beneficial Owner (2)	Number (1)	Percent of Class

Hudson Bay Master Fund Ltd (4)	2,693,735	9.5%
Walkers SPV Limited, Walker House
PO Box 908GT, Mary Street
Georgetown, Grand Cayman, Cayman Islands

All directors and executive officers as a group (8 persons)	837,555	3.2%

*                         Less than 1%.

(1)                  The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to those securities.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 27, 2011 through the exercise of any warrant, stock option or other right.  The inclusion in this joint proxy statement of these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  The number of shares of Beacon common stock outstanding used in calculating the percentage for each listed person includes the shares of Beacon common stock underlying options or restricted stock units held by that person that are exercisable or convertible within 60 days of April 27, 2011, but excludes shares of Beacon common stock underlying options or restricted stock units held by any other person.

(2)                  Includes the following shares of the Company’s Common Stock which the indicated executive officer or director had the right to acquire within 60 days after April 27, 2011, through the exercise of stock options or restricted stock units: Mr. Capp, 321,145; Ms. Judson, 26,606; Mr. Kletter, 25,624; Mr. Lazarewicz, 104,085; Mr. Rose, 30,387; Mr. Smith, 43,130; Mr. Spiezio, 120,864; and Mr. Weihman, 25,624.

(3)                 Heights Capital Management, Inc., the investment advisor of Capital Ventures International, has discretionary authority to vote and dispose of the shares held by Capital Ventures International and may be deemed to be the beneficial owner of these shares.  The address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, CA 94111.  This amount includes 2,071,754 shares underlying warrants and convertible preferred stock outstanding on April 27, 2011. Information regarding the number of shares of Common Stock held by Capital Ventures International is based on information contained in a Schedule 13G filed with the SEC jointly with Heights Capital Management, Inc. on February 11, 2011.

(4)                  Hudson Bay Capital Management LP is the general partner and/or investment manager of Hudson Bay Master Fund Ltd. (“Hudson Bay”). Shares beneficially owned by Hudson Bay include 2,693,735 shares underlying warrants to purchase Common Stock. 214,760 additional warrant shares were excluded from Hudson Bay’s beneficial ownership calculation because the exercise would cause their ownership to exceed 4.99%. Hudson Bay also holds 2,087.9 shares of convertable preferred Stock, with a stated value of $1,000 per share, that can be converted to common stock at the conversion price of $2.2894, but their conversion, combined with the conversion of the common stock warrants, would cause Hudson Bay’s ownership to exceed 4.99%, therefore these shares are not included in the beneficial ownership calculation.

Equity Compensation Plan Information. The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,650,791	$8.09	1,722,014
Equity compensation plans not approved by security holders	10,000	$8.09	—
Total	1,660,791	$8.09	1,722,014

For additional information concerning our equity compensation plans, see discussion in footnote 16 to our consolidated financial statements.

Item 13.     Certain Relationships and Related Transactions and Director Independence

There were no related party transactions in the year ended December 31, 2010.

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

Related Party Transaction Policy and Procedures

We have adopted the following policy and procedures as part of the Nominating and Governance Committee’s charter:

Policy

It is the policy of our Board of Directors that all interested transactions with related parties, as each of those terms are defined in the policy, are subject to approval or ratification in accordance with the procedures set forth below.

Procedures

The Nominating and Governance Committee (the “committee”) reviews the material facts of all interested transactions and either approves or disapproves of the entry into the interested transaction, subject to the exceptions described below. If advance committee approval of an interested transaction is not feasible, then the transaction shall be considered and, if the committee determines it to be appropriate, ratified at the committee’s next regularly scheduled meeting. In determining whether to approve or ratify an interested transaction, the committee shall take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

The committee has reviewed the categories of interested transactions described below in “Standing Pre-Approval for Certain Interested Transactions” and determined that under the terms of its policy, we may enter into each of the interested transactions described therein without further specific approval.  The committee may add additional categories of interested transactions to the list of standing pre-approved transactions.

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

A “related party” is any (a) person who is or was (since the beginning of the last fiscal year, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing.  An “immediate family member” includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

Standing Pre-Approval for Certain Interested Transactions

The committee has reviewed the categories of interested transactions described below and determined that under the terms of this policy we are approved to enter into each of the interested transactions so described, even if the aggregate amount involved will exceed $100,000:

1.                          Employment of Executive Officers.  Any employment by the Company of an executive officer if:

a.                           the related compensation is required to be reported in our proxy statement under Item 402 of Regulation S-K as promulgated by the Securities and Exchange Commission (“Reg S-K”) as generally applicable to “named executive officers”; or

b.                          the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in our proxy statement under Item 402 of Reg S-K if the executive officer were a “named executive officer”, and the Compensation Committee approved (or recommended that the Board approve) such compensation;

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

4.                          Certain Company charitable contributions.  Any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $50,000, or 2 percent of the charitable organization’s total annual receipts;

5.                          Transactions where all shareholders receive proportional benefits.  Any transaction where the related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g. dividends);

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

Item 14.   Principal Accounting Fees and Services

We have engaged Miller Wachman as our independent registered public accounting firm since October 29, 2004.  Principal accounting fees billed by Miller Wachman during 2010 and 2009 were as follows:

	2010	2009
Audit Fees	$180,000	$156,000
Audit-Related Fees	67,449	57,802
Tax Fees	22,736	21,130
All Other Fees	—	—
Total Fees	$270,185	$234,932

Audit Fees

The aggregate audit fees billed by Miller Wachman for the fiscal years ended December 31, 2010 and 2009 were $180,000 and $156,000, respectively.  These fees include amounts for the audit of our consolidated annual financial statements, audit of our internal controls and the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees billed during 2010 and 2009 were $67,449 and $57,802, respectively. These fees included work related to consent letters, review of registration and other reviews related to fundraising.

Tax Fees

The aggregate fees billed by Miller Wachman for tax services rendered during the fiscal years ended December 31, 2010 and 2009, respectively, were $22,736 and $21,130, respectively.  These fees were for the preparation and filing of the 2009 income tax return and developing estimated payments amounts for 2010 income taxes.

All Other Fees

There were no other fees paid to our auditors during 2010 or 2009.

Audit Committee Pre-Approval Requirements

The charter of our Audit Committee provides that it has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934 and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Miller Wachman during fiscal 2010 were pre-approved pursuant to the procedures outlined above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           1.  Financial Statements

Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements presented in our Annual Report on Form 10-K filed with the SEC on March 16, 2011, or because such schedules are not required or not applicable.

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

10.2	(31)	2010 Stock Incentive Plan of the Company.
10.3	(12)	Form of Incentive Stock Option Agreement of the Company.
10.4	(12)	Form of Non-Qualified Stock Option Agreement of the Company.
10.5	(1)	Form of Non-Qualified Stock Option Agreement of the Company issued to certain consultants on July 24, 2000 and list of holders thereof.
10.6	(11)	Employee Stock Purchase Plan of the Company.
10.7	(1)	Amended and Restated License Agreement dated October 23, 1998 between the Company and SatCon Technology Corporation

Exhibit Number	Ref	Description of Document
10.8	(18)	Lease dated as of July 23, 2007 between the Company and GFI Tyngsboro, LLC.
10.9	(34)	Form of Warrant of the Company issued to GFI Tyngsboro, LLC on July 23, 2007. Filed herewith.
10.10	(5)	Form of Director and Officer Indemnification Agreement of the Company.
10.11	(12)	Form of Restricted Stock Unit Agreement of the Company.
10.12	(8)	Form of Warrant of the Company issued pursuant to the November 2005 financing.
10.13	(6)	Form of Warrant of the Company issued pursuant to the April 2005 financing.
10.14	(25)	Form of Warrant of the Company issued pursuant to the February 2007 financing.
10.15	(26)	Form of Warrant of the Company issued pursuant to the September 2007 financing.
10.16	(16)	Form of Warrant of the Company issued pursuant to the October 2007 financing.
10.17	(27)	Form of Warrant of the Company issued pursuant to the October 2008 financing.
10.18	(28)	Form of Warrant of the Company issued pursuant to the December 2008 financing.
10.19	(10)	Form of Warrant of the Company issued pursuant to the December 2009 financing
10.20	(32)	Form of Preferred Warrant of the Company issued pursuant to the December 2010 financing.
10.21	(32)	Form of Common Warrant of the Company issued pursuant to the December 2010 financing
10.22	(10)	Form of Additional Investor Rights Warrant issued pursuant to the December 2009 financing.
10.23	(6)	Investment Agreement dated April 22, 2005 among the Company, Perseus 2000 Expansion, L.L.C. and Perseus Capital, L.L.C.
10.24	(30)	Registration Rights Agreement dated July 2, 2010 among the Company and Aspire Capital Fund, LLC.
10.25	(30)	Common Stock Purchase Agreement dated July 2, 2010 among the Company and Aspire Capital Fund, LLC.
10.26	(7)	Option Agreement dated July 25, 2005 between the Company and Lisa Zappala.
10.27	(8)

Securities Purchase Agreement dated November 4, 2005 among the Company and Iroquois Master Fund Ltd., Gryphon Master Fund, LP, GSSF Master Fund, LP, Nite Capital LP, Enable Growth Partners, LP, Enable Opportunity Partners, LP, Truk Opportunity Fund, LLC, Truk International Fund, LP, Capital Ventures International and UBS O’Connor LLC FBO O’Connor PIPES Corporate Strategies Master Limited.

10.28	(29)	Amended and Restated Employment Agreement dated April 26, 2010 between the Company and F. William Capp.
10.29	(29)	Amended and Restated Employment Agreement dated April 26, 2010 between the Company and James M. Spiezio.
10.30	(29)	Amended and Restated Employment Agreement dated April 26, 2010 between the Company and Matthew L. Lazarewicz.
10.31	(29)	Employment Agreement dated April 26, 2010 between the Company and Judith Judson.
10.32	(13)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and F. William Capp.
10.33	(13)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and James M. Spiezio.
10.34	(13)	Restricted Stock Unit and Option Agreement dated March 2, 2007 between the Company and Matthew L. Lazarewicz.
10.35	(13)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and F. William Capp.
10.36	(13)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and James M. Spiezio.
10.37	(13)	Restricted Stock Unit and Option Agreement dated February 14, 2008 between the Company and Matthew L. Lazarewicz.
10.38	(22)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and F. William Capp.

Exhibit Number	Ref	Description of Document
10.39	(22)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and James M. Spiezio.
10.40	(22)	Restricted Stock Unit and Option Agreement dated April 3, 2009 between the Company and Matthew L. Lazarewicz.
10.41	(29)	Form of Restricted Stock Unit Agreement dated April 26, 2010 between the Company and each of F. William Capp, James M. Spiezio, Matthew L. Lazarewicz and Judith Judson.
10.42	(29)	Form of Option Agreement dated April 26, 2010 between the Company and each of F. William Capp, James M. Spiezio, Matthew L. Lazarewicz and Judith Judson.
10.43	(29)	Letter Agreement dated April 26, 2010 between the Company and F. William Capp.
10.44	(29)	Letter Agreement dated April 26, 2010 between the Company and James M. Spiezio.
10.45	(29)	Letter Agreement dated April 26, 2010 between the Company and Matthew L. Lazarewicz.
10.46	(23)	Contract, dated January 28, 2009, between the Company and the U.S. Naval Sea Systems Command.
10.47	(24)	Contract, effective as of February 18, 2009 between the Company and American Electric Power, as agent for Columbus Southern Power Company.
10.48	(19)	Promissory Note dated June 30, 2008 issued by Beacon Power Corporation to Massachusetts Development Finance Agency.
10.49	(19)	Security Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.50	(19)	Collateral Assignment of Lease Agreement dated June 30, 2008 between Beacon Power Corporation and Massachusetts Development Finance Agency.
10.51	(19)	Form of Warrants issued on June 30, 2008 to Massachusetts Development Finance Agency.
10.52*	(36)	Common Agreement by and among Stephentown Regulation Services LLC, U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.
10.53	(33)	Corporate Guaranty from Beacon Power Corporation to the U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.
10.54	(33)	Completion Guaranty from Beacon Power Corporation to the U.S. Department of Energy and Midland Loan Services, Inc. dated August 6, 2010.
10.55	(33)	Note Purchase Agreement by and among the Federal Financing Bank, Stephentown Regulation Services, LLC and the Secretary of Energy dated August 6, 2010.
10.56	(33)	Future Advance Promissory Note dated August 6, 2010 issued by Stephentown Regulation Services LLC to the Federal Financing Bank.
21.1	+	Subsidiaries of the Company.
23.1	+	Consent of Miller Wachman LLP.
31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(37)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.1	(37)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(33)                            Incorporated by reference from the Form 10-Q filed on November 9, 2010 (File No. 000-31973).

(34)                            Incorporated by reference from Form 10-K filed on March 15, 2010 (File No. 000-31973).

(35)                            Incorporated by reference from the Form 10-Q filed on June 22, 2009 (File No. 000-31973).

(36)                            Incorporated by reference from the Form 10-Q/A filed on March 4, 2011 (File No. 000-31973).

(37)                            Incorporated by reference from the origional Form 10-K filed March 16, 2011 (File No. 000-31973).

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

Date: April 29, 2011