Form 10-Q
period 2011-03-31
BEACON POWER CORP
filed 2011-05-10
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of May 5, 2011 was 26,116,110.

Explanatory Note Regarding Share Amounts:

All share amounts and per share prices in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the effect of our reverse stock split, on a one-for-ten-basis, effective February 25, 2011, unless otherwise indicated.

ii

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	1

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and for the period from May 8, 1997 (date of inception) through March 31, 2011	2

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from May 8, 1997 (date of inception) through March 31, 2011	3

	Unaudited Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2010 and the three months ended March 31, 2011	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

Item 4.	Controls and Procedures	57

PART II. Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	(Removed and Reserved)	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

Signatures		60

iii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,445,335	$10,865,760
Accounts receivable, net	459,816	279,376
Unbilled costs on contracts in progress	120,074	66,725
Prepaid expenses and other current assets	618,678	725,862
Total current assets	6,643,903	11,937,723
Property and equipment, net	64,989,601	56,192,205
Restricted cash	3,350,575	3,228,933
Deferred financing costs	3,378,881	3,496,120
Advance payments to suppliers	255,366	851,984
Other assets	243,474	230,270
Total assets	$78,861,800	$75,937,235
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,517,262	$6,172,210
Accrued compensation and benefits	1,562,884	1,205,071
Other accrued expenses	2,906,453	4,260,769
Advance billings on contracts	7,272	26,409
Accrued contract loss	996,326	1,045,545
Deferred rent	170,746	164,308
Current portion of long term debt	674,533	661,215
Mandatorily redeemable convertible preferred stock	283,964	2,900,170
Preferred stock warrant liability - current	710,537	1,009,388
Common stock warrant liability	3,801,115	3,242,600
Total current liabilities	16,631,092	20,687,685
Long term liabilities:
Deferred rent	536,305	582,210
Long term debt, net of unamortized discount	31,413,225	25,169,568
Preferred stock warrant liability - long-term	—	864,012
Total long term liabilities	31,949,530	26,615,790
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized 25,545,330 and 20,967,529 shares issued at March 31, 2011 and December 31, 2010, respectively	255,453	209,675
Additional paid-in-capital	271,098,261	257,772,383
Deficit accumulated during the development stage	(240,359,697)	(228,635,459)
Treasury stock, 42,169 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	30,281,178	28,633,760
Total liabilities and stockholders’ equity	$78,861,800	$75,937,235

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			Cumulative from
			May 8, 1997
			(date of inception)
	Three months ended March 31,		through March 31,
	2011	2010	2011
Revenue	$445,552	$235,480	$7,098,354
Cost of goods sold (exclusive of items shown separately below)	305,796	183,093	7,016,290
Gross profit (loss)	139,756	52,387	82,064
Operating expenses:
Operations and maintenance	623,691	966,982	7,144,996
Research and development	1,229,931	2,072,437	98,531,427
Selling, general and administrative	2,432,540	1,945,535	76,898,059
Loss on contract commitments	—	—	4,013,460
Depreciation and amortization	785,971	529,837	10,494,510
Restructuring charges	—	—	2,159,280
Loss on impairment of assets	—	—	4,663,916
Total operating expenses	5,072,133	5,514,791	203,905,648
Loss from operations	(4,932,377)	(5,462,404)	(203,823,584)
Other income (expense):
Interest income	4,974	8,848	5,604,190
Interest expense	(701,260)	(86,350)	(2,228,589)
Non-cash interest income (expense) related to preferred stock and associated warrants	449,618	—	786,452
Loss on extinguishment of debt	(6,502,585)	—	(6,892,113)
Gain on sale of investment	—	—	3,562,582
Other income (expense)	(42,608)	—	(362,441)
Total other income (expense), net	(6,791,861)	(77,502)	470,081
Net loss	$(11,724,238)	$(5,539,906)	$(203,353,503)
Preferred stock dividends	—	—	(36,825,680)
Accretion of convertible preferred stock	—	—	(113,014)
Loss to common shareholders	$(11,724,238)	$(5,539,906)	$(240,292,197)
Loss per share, basic and diluted	$(0.49)	$(0.32)
Weighted-average common shares outstanding	24,064,795	17,552,729

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,		Cumulative from May 8, 1997 (date of inception) through March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(11,724,238)	$(5,539,906)	$(203,353,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785,971	529,837	10,494,512
Loss (gain) on sale of disposition of assets	—	—	205,012
Impairment of assets, net	—	—	4,551,147
Interest expense relating to issuance of warrants	11,568	13,620	491,257
Non-cash loss relating to conversion of preferred stock	6,502,585	—	6,892,114
Non-cash interest relating to redemption of preferred stock	2,069,711	—	2,911,785
Preferred stock dividends paid in common stock	127,633	—	143,573
Non-cash interest on exercise of preferred warrants	(3,266,344)	—	(3,266,344)
Non-cash interest on exercise of common warrants	224	—	224
Fair value adjustment on preferred stock, preferred stock warrants and common stock warrant liabilities	619,158	—	(575,692)
Non-cash charge for change in option terms	—	—	346,591
Non-cash charge for settlement of lawsuit	—	—	821,160
Amortization of deferred consulting expense, net	—	—	1,160,784
Amortization of deferred stock compensation	—	—	3,699,721
Options and warrants issued to service provider	—	—	1,601,393
Services and interest expense paid in preferred stock	—	—	11,485
Gain on sale of investments	—	—	(3,562,582)
Stock-based compensation	285,756	127,116	6,013,870
Deferred rent	(39,468)	(33,030)	(722,953)
Cash received from landlord for build-out credit	—	—	1,430,000
Changes in operating assets and liabilities:
Accounts receivable	(180,440)	(23,578)	(459,816)
Unbilled costs on government contracts	(53,349)	(39,836)	(120,074)
Prepaid expenses and other current assets	53,811	(97,232)	(708,826)
Accounts payable	(1,263,848)	(346,612)	1,203,687
Accrued compensation and benefits	357,813	(615,857)	1,562,884
Advance billings on contracts	(19,137)	6,323	7,272
Accrued interest	—	—	275,560
Accrued loss on contract commitments	(49,219)	(19,761)	996,326
Other accrued expenses and current liabilities	(957,189)	190,483	2,928,847
Net cash used in operating activities	(6,739,002)	(5,848,433)	(165,020,586)

	Three months ended March 31,		Cumulative from May 8, 1997 (date of inception) through March 31,
	2011	2010	2011
Cash flows from investing activities:
Purchase of investments	—	—	(1,190,352)
Sale of investments	—	—	4,752,934
Restricted cash	(121,642)	(3)	(3,350,575)
Increase in other assets	(13,204)	(27,741)	(655,546)
Purchases and manufacture of property and equipment	(9,249,268)	(47,644)	(75,105,310)
Sale of property and equipment	—	—	212,104
Advance payments to suppliers (net)	596,618	(2,401,593)	(255,366)
Net cash used in investing activities	(8,787,496)	(2,476,981)	(75,592,111)
Cash flows from financing activities:
Initial public stock offering, net of expenses	—	—	49,341,537
Stock offerings, net of expenses	—	1,520,548	105,568,388
Payment of dividends	—	—	(1,159,373)
Shares issued under employee stock purchase plan	—	—	522,258
Exercise of employee stock options	—	—	2,304,091
Issuance of debt	6,420,095	—	33,188,153
Repayment of debt	(174,687)	(159,411)	(992,701)
Warrants issued in relation to lease	—	—	716,614
Cash paid for financing costs	(5,087)	(365,934)	(3,560,413)
Issuance of mandatorily redeemable preferred stock	—	—	36,988,028
Issuance of preferred stock warrants	—	—	2,150,000
Issuance of common stock warrants	—	—	3,730,000
Repayment of subscription receivable	—	—	5,000,000
Proceeds from capital leases	—	—	495,851
Repayment of capital leases	—	—	(1,031,395)
Preferred warrant exercises	3,215,000	—	3,215,000
Common warrant exercises	650,752	2,232,976	6,645,173
Repurchase company stock	—	—	(613,179)
Proceeds from notes payable issued to investors	—	—	3,550,000
Net cash provided by financing activities	10,106,073	3,228,179	246,058,032
(Decrease) increase in cash and cash equivalents	(5,420,425)	(5,097,235)	5,445,335
Cash and cash equivalents, beginning of period	10,865,760	22,605,147	—
Cash and cash equivalents, end of period	$5,445,335	$17,507,912	$5,445,335
Supplemental disclosure of cash flow information:
Cash paid for interest	$703,316	$81,974	$1,783,753
Cash paid for taxes	$—	$—	$32,750
Assets acquired through capital lease	$—	$—	$535,445
Warrants issued in relation to loan (non-cash)	$—	$—	$227,946
Common Stock issued in lieu of dividends or to redeem or convert mandatorily redeemable preferred stock	$12,431,613	$—	$14,531,022

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Stockholders’
Description	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, December 31, 2009	17,164,162.2	$1,716,416	$245,029,557	$(205,955,693)	42,169	$(712,839)	$40,077,441
Issuance of officer restricted stock units	3,705.2	371	(371)	—	—	—	—
Shares issued through ESPP	43,637.2	4,364	118,304	—	—	—	122,668
Stock-based compensation	—	—	857,411	—	—	—	857,411
Executive performance-based RSU compensation expense	—	—	1,056	—	—	—	1,056
Warrants issued to service provider	—	—	15,739	—	—	—	15,739
Redeemable preferred stock converted to common stock	301,577.7	30,158	672,903	—	—	—	703,061
Redeemable preferred stock redeemed for common stock	598,874.1	59,887	1,257,635	—	—	—	1,317,522
Stock issued for dividends on redeemable preferred stock	35,821.9	3,582	75,244	—	—	—	78,826
Issuance of stock for cash, net of issuance costs	992,963.0	99,296	2,138,468	—	—	—	2,237,764
Warrant exercises	1,826,787.5	182,679	5,719,359	—	—	—	5,902,038
Rounding for fractional shares	0.2	—	—	—	—	—	—
Adjust par value for reverse stock split	—	(1,887,078)	1,887,078	—	—	—	—
Net loss	—	—	—	(22,679,766)	—	—	(22,679,766)
Balance, December 31, 2010	20,967,529.0	209,675	257,772,383	(228,635,459)	42,169	(712,839)	28,633,760
Issuance of officer restricted stock units	2,069.0	21	(21)	—	—	—	—
Amortize deferred stock compensation and issue RSUs	—	—	—	—	—	—	—
Shares issued through ESPP	—	—	—	—	—	—	—
Stock-based compensation	—	—	285,228	—	—	—	285,228
Executive performance-based RSU compensation expense	—	—	528	—	—	—	528
Exercise of stock options	—	—	—	—	—	—	—
Warrants issued to service provider	—	—	—	—	—	—	—
Redeemable preferred stock converted to common stock	3,154,276.8	31,543	9,326,194	—	—	—	9,357,737

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Stockholders’
Description	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Redeemable preferred stock redeemed for common stock	1,137,019.2	11,370	2,988,246	—	—	—	2,999,616
Stock issued for dividends on redeemable preferred stock	26,549.5	266	73,994	—	—	—	74,260
Stock issued for contractual obligations	—	—	—	—	—	—	—
Issuance of stock for cash, net of issuance costs	—	—	—	—	—	—	—
Warrant exercises	257,886.6	2,578	651,709	—	—	—	654,287
Rounding for fractional shares	(0.1)	—	—	—	—	—	—
Adjust par value for reverse stock split	—	—	—	—	—	—	—
Net loss	—	—	—	(11,724,238)	—	—	(11,724,238)
Balance, March 31, 2011	25,545,330.0	$255,453	$271,098,261	$(240,359,697)	42,169	$(712,839)	$30,281,178

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (collectively the “Company,” “Beacon,” “we,” “our,” or “us”) (a development stage company) was incorporated on May 8, 1997 as a wholly owned subsidiary of SatCon Technology Corporation.  Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis.  In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $124.2 million as of March 31, 2011, through the sale of our stock and warrant exercises. Because we have not yet generated a significant amount of revenue from our principal operations, we are accounted for as a development stage company under the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 915.

We expect to increase our revenues from the commercialization of our flywheel energy storage systems to supply frequency regulation services to the electricity grid in North America and from the sale of turnkey systems outright or on a fractional basis, both within the United States and internationally. We believe that as we expand our production capabilities and continue to lower system costs, we will be able to market other cost-effective applications for our flywheel systems that will further expand revenues.

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

Operations

We have experienced net losses since our inception and, as of March 31, 2011, had an accumulated deficit of approximately $240.4 million. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

On August 6, 2010, our wholly-owned subsidiary, Stephentown Regulation Services, LLC (SRS), closed on a credit facility (the “FFB Credit Facility”) with the Federal Financing Bank (FFB), pursuant to which the FFB agreed to make loans to SRS from time to time in an aggregate principal amount of up to $43,137,019, subject to the terms and conditions set forth in the loan documents governing the FFB Credit Facility (collectively, the “FFB Loan Documents”).   The loans made to SRS by the FFB under the FFB Loan Documents are guaranteed by the U.S. Department of Energy (DOE).  Proceeds of the loans made under the FFB Loan Documents, together with $26 million of cash and in-kind assets contributed by Beacon through its wholly-owned subsidiary, Stephentown Holding LLC (“Holding”), are being applied to pay the estimated $69 million total project cost of our 20 megawatt (MW) frequency regulation plant currently under construction in Stephentown, New York.  Advances under the FFB Credit Facility began in September 2010, and are based upon eligible project spending.  Each loan disbursement is subject to the satisfaction of certain conditions.

We began earning frequency regulation revenue in late January 2011 at our Stephentown plant.  As of that date, all interconnection systems between the Stephentown plant and local utility provider, NYSEG, were operational to enable the full 20 MW plant to come online.  To-date we have successfully integrated and operated up to 14 MW of capacity in Stephentown, and we now have all 200 flywheels installed and ready to go online. However, integrating all 200 Smart Energy 25 flywheels into a common facility, constituting a single 20 MW Smart Energy Matrix™, requires further control optimization and adjustments to plant software and hardware to maintain voltage and current parameters within required limits.   These adjustments are currently underway as part of our normal commissioning process and are not expected to result in any delay from our goal of having all 20 MW fully online and earning revenue during the second quarter of 2011.

On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system.  The system will be installed by us and operated in conjunction with the Dave Gates Generating Station (formerly known as the Mill Creek Generating Station), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy.  The system is expected to be operational by the end of 2011. The initial term of the lease will be 15 months, which can be extended up to two additional 12-month terms at NorthWestern Energy’s option. NorthWestern Energy will pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease. At any point, NorthWestern Energy can opt to purchase the 1 MW system outright for approximately $4 million.  A portion of the lease payments already made under the agreement would be applied to the purchase, depending on when the purchase was made.

In addition to the revenue we earned from our Stephentown plant, we also earned frequency regulation revenue during the first quarter of 2011 from approximately 1 MW of capacity operating at our Tyngsboro facility under the ISO-NE pilot program. During the first quarter of 2010, we had 3 MW in service at this site; however, we redeployed a portion of those assets to the Stephentown plant in partial fulfillment of our equity contribution to SRS.  In late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the remaining flywheels for shipment to NorthWestern Energy.

In addition to the revenues we expect to generate from the Stephentown plant, we plan to increase our revenues by building additional 20 MW facilities. We have been awarded a $24 million DOE Smart Grid stimulus grant to support a plant in Hazle Township, Pennsylvania, which is in the Mid-Atlantic ISO (PJM) region.  The DOE is in the process of reviewing our revised budget.  Once formally approved, we will be allowed to draw Phase II funds of up to 95% of the $24-million grant.  Under Phase I, we were limited to a spending cap of 4% of the grant amount.  We have site control and have filed an interconnection application and DOE has completed the draft environmental assessment for the Hazle Township site.

We are identifying other plant locations for future merchant facilities, as well as marketing our systems to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants in those markets on a turnkey basis.  Additionally, we are exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids, as well as military applications.  In September 2010 we were awarded a two-year $2.2 million ARPA-E contract to develop the initial design of a new type of flywheel that would have the capability of storing four times the energy as our current Gen4 flywheel.  If successful, this new flywheel design would be capable of delivering 100 kW for up to one hour.  Additional effort would be required once a design is developed before this new flywheel could be commercialized. Target markets for this device would include ramp mitigation for wind and solar generation whose power output may exceed local ramp rate limitations, demand limiting for commercial, industrial, institutional and government facilities that pay high electricity demand charges, and back-up power supply for a portion of the Uninterruptable Power Supply (UPS) market that requires extended time to achieve orderly shutdown because the customer lacks back-up generation capability.

To continue to build merchant plants, fund operations and continue as a going concern, we will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. Although the Stephentown plant began generating revenue in January 2011, the terms of the FFB loan require us to escrow a significant amount of the cash expected to be generated from SRS operations in 2011 to create required reserves for debt service, maintenance and ongoing operations. We estimate that we will need to raise an additional $12 to $17 million during 2011 to fund operations, $2 million of which is anticipated from the callable preferred stock warrants issued in 2010. We expect to complete the Stephentown plant in the second quarter of 2011. We have sufficient funds in place to do so, with proceeds from the FFB loan and the balance of cash that we contributed as equity (currently included on the balance sheet as part of the amount shown as Restricted cash). This portion of restricted cash can only be used for the Stephentown project.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In our management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have had minimal revenues, and have incurred significant losses of approximately $240.4 million since our inception including losses during the three months ending March 31, 2011, of approximately $11.7 million.  We have approximately $5.5 million of cash and cash equivalents on hand at March 31, 2011, which, in combination with the anticipated proceeds from the FFB loan and the remaining $3 million we contributed to SRS for the Stephentown project, is adequate to complete the construction of the Stephentown facility and finance our operations into the third quarter of 2011.  Since our cash needs beyond that point exceed the cash we expect to generate from operations, we may be unable to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Reclassification of prior period amounts

The Board of Directors of the Company authorized a reverse split of the Company’s common stock at a ratio of one-for-ten, effective February 25, 2011. The Company filed a Certificate of Amendment to its Sixth Amended and Restated Certificate of Incorporation (the “Amendment”) to implement the reverse stock split and to reduce the number of shares of common stock authorized under the Certificate of Incorporation from 400 million to 200 million. The number of shares authorized and all previously reported share and per share amounts have been restated in the accompanying consolidated financial statements and related notes to reflect the reverse stock split.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiaries, Beacon Power Securities Corporation, Holding and SRS.  In August 2010, as required to close the FFB loan, Beacon’s equity and cash contributions to the Stephentown project were transferred to SRS.  The borrowings from the FFB loan are a liability of SRS, and are guaranteed in part by Beacon.

In September 2008, we established two additional wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC, which remain inactive as of March 31, 2011. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period as adjusted retroactively for the effect of the reverse stock split that was effective February 25, 2011. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three month periods ended March 31, 2011, and 2010, reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

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

•                  Dividends

Dividends paid with scheduled redemptions are expected to be paid in stock. However, when an investor voluntarily converts its preferred shares, we are required to pay the investor for the dividends that would have been earned had the shares been held to maturity. The portion of those dividends that have not been accrued must be paid in cash, and are referred to as “make whole” payments. Dividends paid in cash are charged to Interest expense. Dividends paid in stock are valued at the fair value of the common stock as of the date of issuance, and are charged to Non-cash interest.

•   Preferred Stock Warrants

We accounted for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock are mandatorily redeemable, which obligates us to transfer assets at some point in the future. (See Note 11.) The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized in Non-cash interest, net, on the consolidated statements of operations. If the warrants are exercised, the warrant liability will be reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise is charged or credited to Non-cash interest.

•   Common Stock Warrants

We have issued common stock warrants in connection with the December 2010 preferred stock offering. (See Note 13.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

Lease Obligation and Deferred Rent

In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 15,000 shares of our common stock and a warrant exercisable for 50,000 shares of our common stock in return for lower cash payments under the lease. (See Note 8: Commitments and Contingencies.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) Topic 840, “Leases,” these reimbursements have been credited to “Deferred Rent,” and we have recorded rent expense on a straight-line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Deferred rent – long term.”

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

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products, design of a frequency regulation plant, design of a flywheel for use by the Navy in their electric ships, and other work that supports our core research and development efforts.  Most of these contracts have been structured on a cost-share basis for which the expected cost share has been recorded as a contract loss.  The “cost” basis allowable on these contracts is based on government-allowable overhead rates, which differ from overhead rates required by GAAP.  In particular, most of our stock compensation expense is not an allowable cost for the purposes of calculating government-allowable rates.  As a consequence, we may incur losses on our financial statements even for contracts granted on a cost-plus-fixed fee basis.  We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue.  Each quarter, we perform an estimate-to-complete analysis, and any increases to our original estimates are recognized in the period in which they are determined.

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

No asset impairment charges were considered necessary for the three months ended March 31, 2011 or 2010.  However, should regulation pricing in the NYISO market decline and not be offset by performance-based pricing, our Stephentown plant may become impaired in the future.

Revenue Recognition

Although we have recorded revenues for our research and development contracts and frequency regulation service from the ISO-NE pilot program and the partial completion of our Stephentown plant, our operations have not yet reached a level that would qualify us to emerge from the development stage.  Therefore we continue to be accounted for as a development stage company under ASC Topic 915, “Development Stage Entities.”

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.   We keep our cash investments with high-credit-quality financial institutions or Treasury funds.  At March 31, 2011, substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 0.01% to 0.25%.  At March 31, 2011, we had approximately $1,095,000 of cash equivalents that were held in non-interest bearing checking accounts.  Also at March 31, 2011, we had approximately $4,613,000 of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $4.3 million of our cash on hand at March 31, 2011, was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

At March 31, 2011, one of our third-party suppliers represents approximately 27% of the outstanding balance of our accounts payable and accrued liabilities.

Recently Issued or Adopted Accounting Pronouncements and Regulations

None.

Note 3.  Fair Value of Financial Instruments

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The fair value measurement hierarchy consists of three levels:

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

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short maturity of these instruments.  See Note 10 for debt fair value, which also approximates carrying value. See Note 11 for preferred stock and preferred stock warrants, and Note 13 for common stock warrants.

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$5,445,335	$5,445,335	$—	$—
Long Term Assets
Restricted cash	3,350,575	3,350,575	—	—
Total Assets	$8,795,910	$8,795,910	$—	$—

Current Liabilities
Mandatorily redeemable convertible preferred stock	$283,964	$—	$—	$283,964
Preferred stock warrant liability - current	710,537	—	—	710,537
Common stock warrant liability	3,801,115	—	—	3,801,115
Total Current Liabilities	4,795,616	—	—	4,795,616
Long Term Liabilities
Preferred stock warrant liability - long term	—	—	—	—
Total Liabilities	$4,795,616	$—	$—	$4,795,616

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and Cash Equivalents	$10,865,760	$10,865,760	$—	$—
Long Term Assets
Restricted cash	3,228,933	3,228,933	—	—
Total Assets	$14,094,693	$14,094,693	$—	$—

Liabilities
Mandatorily Redeemable Convertible Preferred Stock	$2,900,170	$—	$—	$2,900,170
Preferred Stock Warrant Liability - current	1,009,388	—	—	1,009,388
Common Stock Warrant Liability	3,242,600	—	—	3,242,600
Total Current Liabilities	7,152,158	—	—	7,152,158
Long Term Liabilities
Preferred stock warrant liability - long term	864,012	—	—	864,012
Total Liabilities	$8,016,170	$—	$—	$8,016,170

There were no significant transfers between levels in the periods ended March 31, 2011 or December 31, 2010.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2011:

	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Balance as of December 31, 2010	$2,900,170	$1,873,400	$3,242,600	$8,016,170
Issued through preferred warrant exercises	1,153,253	—	—	1,153,253
Conversions to Common Stock	(2,855,152)	—	—	(2,855,152)
Redemptions	(929,906)	—	—	(929,906)
Exercises	—	(1,204,596)	(3,311)	(1,207,907)
Adjustment to fair value at March 31, 2011	15,599	41,733	561,826	619,158
Transfers in and/or out of Level 3	—	—	—	—
Balance as of March 31, 2011	$283,964	$710,537	$3,801,115	$4,795,616

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

Valuation—Methodology and Significant Assumptions

The estimate of the fair value of the securities noted above, as of the valuation date, is based on the rights and privileges afforded to each class of equity.  The valuation of derivative instruments utilized certain estimates and judgments that affect the fair value of the instruments.  Fair values for our derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future.

In estimating the fair value of the preferred stock and warrants, the following methods and significant input assumptions were applied:

Methods

A Black-Scholes option pricing model was utilized to estimate the fair value of the mandatorily redeemable convertible preferred stock, preferred stock warrants and common stock warrants on March 31, 2011. The option pricing model relies on financial theory to allocate value among different classes of stock based upon a future “claim” on value. The equity claim of the securities is equivalent to a series of call options at various breakpoints, which are determined by the necessary equity required for the diluted common stock price to reach the exercise price of the different equity instruments. The change in option values represents the equity that is to be allocated among the different classes of stocks. In estimating the fair value of the preferred stock, preferred stock warrants and common stock warrants, the following significant inputs and assumptions were applied as of March 31, 2011 and December 31, 2010:

Inputs	March 31, 2011	December 31, 2010
Equity value based on stock closing price at reporting date	$50,068,847	$46,035,791
Exercise price	$1,000	$1,000
Time to maturity	3 - 5 years	3 - 5 years
Stock volatility	87.5% - 93.5%	89% - 92%
Risk-free rate	1.29% - 2.24%	1.02% - 2.01%
Dividend rate	0%	0%
Non-exercise period	NA	NA

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

•                  Based on our historical operations and management expectations for the near future, our stock was assumed to be a non-dividend paying stock.

•                  The quoted market price of our stock was utilized in the valuations because the derivative guidance requires the use of quoted market prices without considerations of blockage discounts, i.e., discounts that investors may expect when purchasing a large block of stock directly from a company rather than through the open market.

The quoted market price of our stock as of the measurement dates and expected future stock prices were assumed to reflect the dilution upon conversion of the instruments to shares of common stock.

Note 4.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	March 31,	December 31,
	2011	2010
Accounts receivable, trade	$459,816	$279,376
Allowance for doubtful accounts	—	—
Accounts receivable, net	$459,816	$279,376

There was no allowance for doubtful accounts as of March 31, 2011, or December 31, 2010.  All accounts are expected to be collected.

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. There were no holdbacks outstanding as of March 31, 2011.  However, as of December 31, 2010, our accounts receivable balance included holdbacks of approximately $19,000.

Note 5.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful	March 31,	December 31,
	Lives	2011	2010
Construction in progress	Varied	$29,813,514	$41,227,183
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	20,940,218	6,241,732
Smart Energy Matrix™ installations — fungible	20 years	7,686,691	2,526,337
Smart Energy Matrix™ installations — non-fungible	20 years	790,131	—
Machinery and equipment	5 - 10 years	2,901,647	2,696,752
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	730,826	798,263
Office equipment and software	3 years	1,052,910	1,084,720
Leasehold improvements	Lease term	7,888,067	7,804,606
Equipment under capital lease obligations	Lease term	563,185	563,783
Total		$72,576,439	$63,152,626
Less accumulated depreciation and amortization		(7,586,838)	(6,960,421)
Property and equipment, net		$64,989,601	$56,192,205

The “Land” shown in the schedule above represents the cost of land we purchased in 2008 in Stephentown, New York, where we are building our first merchant frequency regulation plant. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in service both in Stephentown, and in Tyngsboro under the ISO-NE pilot program.  “Smart Energy Matrix™ installations, otherwise referred to as “balance of plant,” represent the ancillary equipment required to operate our systems; construction costs charged by the contractor; equipment installation, testing and commissioning expenses; and capitalizable soft costs, such as permits, interconnection costs and capitalized interest.  The balance of plant costs are separated between those that are considered “fungible” and those that are “non-fungible.”  Fungible equipment is equipment that can be relocated to other sites, whereas non-fungible costs represent either equipment that cannot be moved, or “soft” costs such as capitalized interest.  The Smart Energy Matrix™ costs shown above also relate to in service equipment and costs in Tyngsboro or at our Stephentown plant.  During the first quarter of 2011, we capitalized 100 flywheels and the related ancillary equipment.  Smart Energy 25 flywheels are capitalized on the first of the month following the month in which they have run a sufficient period of time to qualify as “in service” under the NYISO definition.

The components of “Construction in progress” (CIP), which represent costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	March 31,	December 31,
	2011	2010
Materials to build production flywheels	$1,001,985	$757,913
Smart Energy 25 flywheels	16,277,895	23,481,822
Smart Energy Matrix™ in progress	12,220,684	16,455,318
Deposits and other costs related to the acquisition of land for frequency regulation systems	49,041	48,587
Machinery and equipment	137,457	103,590
Software	121,620	121,620
Leasehold improvements	4,832	258,333
Construction in progress	$29,813,514	$41,227,183

As of March 31, 2011, and December 31, 2010, approximately $29,550,000 and $40,744,000, respectively, of the total shown as CIP represent completed flywheels not yet in service, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations under construction for our Stephentown site and other potential sites.

Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease.  Estimated exit costs of approximately $267,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system operating outside of our facility were previously expensed and carried in accrued expenses.  Machinery and equipment and leasehold improvements include approximately $54,000 in estimated exit costs as of March 31, 2011, and December 31, 2010, that are being depreciated over the remaining life of the lease.  In addition, we paid the Town of Stephentown, New York, $75,000 to be held in escrow to cover any land clearing or exit costs at that site.  This amount is included in “Advance payments to suppliers” on our balance sheet as of March 31, 2011.

Note 6.  Deferred Financing Costs

Details of our deferred financing costs are as follows:

	March 31,	December 31,
	2011	2010
Deferred financing costs associated with:
FFB loan guaranteed by the DOE	$3,320,520	$3,434,516
MassDev loan	58,361	61,604
Total	$3,378,881	$3,496,120

Deferred financing costs are amortized over the life of the debt using the effective interest method.

Note 7.  Other Assets

Other assets represent deferred costs for patents, and are as follows:

	March 31,	December 31,
	2011	2010
Patents	$253,784	$238,296
Less accumulated amortization	(10,310)	(8,026)
Net other assets	$243,474	$230,270

Note 8.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of March 31, 2011, and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
December 31, 2011	$566,500	$2,876,466	$3,442,966
December 31, 2012	778,937		778,937
December 31, 2013	804,688		804,688
December 31, 2014	618,001		618,001
December 31, 2015	—		—
Total Commitments	$2,768,126	$2,876,466	$5,644,592
Non-cancellable purchase obligations:		$2,244,972
Less advance payments to suppliers		(255,366)
Non-cancellable purchase obligations net of advance payments:		$1,989,606

As of March 31, 2011, we had purchase commitments with our suppliers of approximately $2.9 million. Of this amount, approximately $2.2 million represents firm, non-cancelable commitments against which we have made advance payments totaling $255,000, leaving a net non-cancelable obligation of approximately $2.0 million as of March 31, 2011.  Total purchase commitments include approximately $737,000 for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which $698,000 is non-cancelable as of March 31, 2011. The remaining commitments are for equipment and other operating expenses.

In July 2007, we signed a seven-year lease on our current corporate headquarters, and relocated all of our operations to this facility in January 2008.  Our 103,000-square-foot facility is located at 65 Middlesex Road, Tyngsboro, Massachusetts.  Our facility has an estimated production capacity of approximately 600 flywheels per year and, with further capital spending for equipment, its capacity should increase to approximately 1,000 flywheels per year on a multi-shift basis.

We provided our landlord with an irrevocable letter of credit securing our performance under the lease with a balance at March 31, 2011, of $200,000, which is reduced periodically over the lease term.  This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expense was approximately $147,000 during each of the three months ended March 31, 2011 and 2010.

In November 2009, the DOE announced that it had awarded us a Smart Grid Stimulus Grant valued at $24 million for use in construction of a 20 MW flywheel energy storage plant. We are planning for this facility to be built on a property situated in Hazle Township, Pennsylvania, for which we have entered into an option agreement executed with an economic development agency of the Commonwealth of Pennsylvania. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month. The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant and an exemption from property taxes through 2017. We have filed for interconnection, and the regional grid operator, the PJM Interconnection (PJM) has completed the system impact study for this site.

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

Note 9.  Accrued Contract Loss

Our contract loss reserves are as follows:

	March 31, 2011	December 31, 2010
Beginning balance	$1,045,545	$257,698
Charges for the period	—	970,836
Reductions	(49,219)	(182,989)
Ending balance	$996,326	$1,045,545

As of March 31, 2011, we have approximately $996,000 reserved for contract losses which primarily represents our expected cost share portion of the ARPA-E contract, plus the difference between our GAAP overhead rate and the contract bid rate.  As of March 31, 2011, no other adjustments were considered necessary to our contract loss reserve.

Note 10.  Long-Term Debt

Long-term debt is as follows, which approximates fair value:

	As of:
	March 31,	December 31,
	2011	2010
3.04% - 3.97% Note Payable to Federal Financing Bank, due June 2030	$28,572,997	$22,152,902
6.5% Note Payable to MassDev, due September 2015	3,622,453	3,797,140
Subtotal	32,195,450	25,950,042
Less unamortized discount (warrants)	(107,692)	(119,259)
Total	32,087,758	25,830,783
Less current portion of long term debt	(674,533)	(661,215)
Net long-term debt	$31,413,225	$25,169,568

Based on the amounts outstanding as of March 31, 2011, principal payments required under the DOE and MassDev loans over the next five years, excluding discount due to warrants, are as follows:

	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$531,802	$—	$531,802
December 31, 2012	751,673	913,580	1,665,253
December 31, 2013	803,312	1,827,160	2,630,472
December 31, 2014	857,882	1,827,160	2,685,042
December 31, 2015	677,784	1,827,160	2,504,944
Thereafter	—	22,177,937	22,177,937
Total payments remaining	$3,622,453	$28,572,997	$32,195,450

Note Payable to the Federal Financing Bank (DOE loan)

On August 6, 2010, SRS, an indirect wholly-owned subsidiary of Beacon Power Corporation, issued a Future Advance Promissory Note to the Federal Financing Bank (FFB) to evidence the loans made by the FFB under the FFB Loan Documents, which loans are guaranteed by the DOE (FFB Loans).  The FFB is an instrument of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.  Under the FFB Loan Documents, the FFB has made available to SRS a multi-draw term loan facility in an aggregate principal amount of up to $43.1 million to finance up to 62.5% of the eligible costs of the Stephentown project. At the closing of the FFB Credit Facility, Beacon contributed the remaining 37.5% of the expected project costs in the form of $18.9 million in inventory, assets, and eligible project costs and $7 million in cash, which was deposited into an SRS cash account (known as the “Base Equity Account”) controlled by the collateral agent.

Under the FFB Loan Documents, after satisfaction of the conditions precedent for the initial advance, 100% of Eligible Base Project Costs are to be funded with the proceeds of the loans until such time as 62.5% of the aggregate of all eligible project costs have been funded with the proceeds of the loans.  After 62.5% of the aggregate of all eligible project costs have been funded with loan proceeds, (a) 62.5% of each request for funding will be funded with loan proceeds from the FFB, and (b) 37.5% of each request for funding will be funded with the proceeds taken from the Base Equity Account.  Beacon is responsible for any cost overruns for the project.  As of March 31, 2011, SRS has spent $4 million of the cash that was initially contributed to the Base Equity Account, and has received advances of $28.6 million from the FFB for eligible project expenditures. Additional advances totaling approximately $7,093,000 were received from the FFB Credit Facility between April 1 and April 29, 2011.  The project is proceeding on budget, and we do not currently anticipate any cost overruns.  Each loan under the FFB Loan Documents is subject to the satisfaction of certain conditions.

The last day to receive an advance under the FFB Loan Documents for eligible project costs is May 30, 2012, and the loan will mature on June 15, 2030.  Each advance bears interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance, plus a .375% premium.  Interest on advances under the FFB loan is payable quarterly in arrears. The weighted average interest rate on advances received as of March 31, 2011, was 3.417%.  Principal payments are due in 72 equal quarterly installments, beginning on September 15, 2012, through June 15, 2030.

Advances on the loan facilities may not be voluntarily prepaid prior to May 30, 2012 without the consent of the DOE.  Any voluntary prepayments shall be subject to the payments by us of a prepayment price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid. The loan facilities are subject to mandatory prepayments of differing amounts with net cash proceeds received from certain dispositions, loss events with respect to property and other events.  In addition, concurrently with the payment of any dividend by SRS, the loan facilities must be prepaid in an amount equal to 36% of the amount of such dividend. All obligations under the FFB Loan Documents are secured by substantially all of SRS’s assets (subject to certain exceptions), the book value of which were approximately $52.0 million as of March 31, 2011.

The FFB loan documents contain customary covenants that include, among others, requirements that the project be conducted in accordance with the business plan for the project, property and assets be maintained in good working order, and that the borrower stay in compliance with all applicable environmental laws and other governmental rules, including Federal Energy Regulatory Commission (FERC) rules.  The FFB Loan Documents place limitations on SRS’s ability to use any loss proceeds, incur indebtedness, incur liens, make investments or loans, enter into mergers and acquisitions, dispose of assets or purchase capital items except for expenditures contemplated by the project budget or operating plan or from the proceeds of insurance, pay dividends or make distribution on capital stock, pay indebtedness, make payments of management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements, in each case subject to exceptions set forth in the FFB Loan Documents.

The FFB loan also contains certain financial covenants. As of the last day of each fiscal quarter, SRS is required to:

•                  following the Project Completion Date (as defined in the Common Agreement dated as of August 6, 2010), maintain a minimum ratio of current assets to current liabilities

•                  maintain a leverage ratio as of the last day of each fiscal quarter which does not exceed the maximum ratio set forth in the FFB Loan Documents

•                  commencing the first fiscal quarter to end after the first anniversary of the Project Completion Date, maintain a specified debt service coverage ratio as of the last day of each fiscal quarter

•                  commencing after the Project Completion Date, maintain in the debt service reserve account an amount equal to the debt service reserve requirement unless an alternative form of security reasonably satisfactory to the DOE has been provided; provided that, in the event of any withdrawal from the debt service reserve account, we must restore the amount on deposit in the debt service reserve account to the debt service requirement within ninety days of such withdrawal. The debt service reserve requirement is an amount equal to the amount of debt service due on the immediately succeeding two quarterly payment dates.

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

The FFB Loan Documents also contain customary events of default, subject in some cases to customary cure periods for certain defaults.  The FFB Loan Documents provide that it shall not be considered a breach of any of the financial covenants so long as within thirty days of the delivery of quarterly or annual financial statements showing the breach of any such covenants, SRS causes Beacon to contribute cash through Stephentown Holding LLC to SRS in an amount necessary to cure such breach.

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

Although SRS is the borrower under the FFB Loan Documents, Beacon Power Corporation has committed to pay all costs and expenses incurred to complete the project in excess of amounts funded under the loan facility.  Beacon has executed an Engineering, Procurement and Construction agreement with SRS, and as such has provided certain facility and flywheel system warranties.  In addition, as indirect owner of all of the borrower’s equity interest, Beacon has entered into a Completion Guarantee dated as of August 6, 2010, pursuant to which Beacon has guaranteed all payment and performance obligations of the borrower through the Project Completion Date. In addition, Beacon has entered into a separate Corporate Guaranty dated as of August 6, 2010, (the “Corporate Guaranty”) in favor of the DOE and Collateral Agent under which Beacon has guaranteed SRS’s obligations to fund and replenish the debt service reserve account in accordance with the Common Agreement.  Beacon’s maximum liability under the Corporate Guaranty is $2,397,000.  Beacon will provide administrative services and operation and maintenance services to SRS, and will be paid for those services, according to the terms of agreements between those parties.

In early May 2011 SRS agreed in principle with the DOE to amend the Common Agreement dated as of August 6, 2010 (the “Common Agreement”) by and among SRS, as Borrower; the DOE, as Credit Party; the DOE, as Loan Servicer; and Midland Loan Services, Inc.

(“Midland”), as Administrative Agent and Collateral Agent (in such capacity, the “Collateral Agent”).  The amendment will become effective upon the execution of such amendment by the Secretary of the DOE, which we expect in the near future.  See Note 17, “Subsequent Events” for further details.

Notes Payable to MassDev

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

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements substantially funded with the proceeds of the loan with an approximate carrying value of $3,709,000 and $3,978,000 at March 31, 2011, and December 31, 2010, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations. In addition, the MassDev loan requires us to maintain a minimum cash balance of $1,500,000 at all times during the term of the loan.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 8,598 shares of our common stock at an exercise price of $18.90 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008, and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.238%.  The amortization of this discount resulted in approximately $12,000 and $14,000 charged to interest expense during the three months ended March 31, 2011 and 2010, respectively.  The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

Note 11.  Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants

Series B Convertible Preferred Stock

On December 23, 2010, we sold 10,000 units for net proceeds of approximately $8.7 million. Each unit sold consisted of (i) one share of our Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the “preferred stock”), (ii) a warrant to purchase 0.5 of a share of preferred stock (the “preferred warrant”) and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the “common warrant”, and together with the preferred warrants, the “warrants”), at a price to the public of $1,000 per unit, less issuance costs.  The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.

Each share of preferred stock has a stated value of $1,000.  The preferred stock is entitled to receive dividends on the stated value at a rate of 8% per annum. We may elect to pay the dividends in cash, or if certain “Equity Conditions” are satisfied, in shares of common stock.  Dividends are payable monthly, in arrears, on the first day of each month beginning February 1, 2011, and through the maturity date, which is February 1, 2012.  If we elect to pay dividends in shares of our common stock, we must give notice to the holder on the 23rd trading day prior to the applicable dividend due date, and we must deliver a number of shares of common stock equal to the dividend amount divided by the “Market Price” determined as of the date notice is given.  We will make a similar determination using the Market Price on the dividend due date, and will make an adjustment for the difference (by payment of additional shares, if positive, or by deemed redemption of the equivalent amount of preferred stock, if negative) at that time.  The “Market Price” is the arithmetic average of the six lowest daily VWAPs during the 20 consecutive trading day period ending two trading days prior to the relevant date of determination.  Subject to certain limitations, a holder of shares of preferred stock may convert its shares of preferred stock at any time after the initial issuance, plus accrued and unpaid dividends, at a rate equal to the “Conversion Price”, which is initially $2.5234 per share, subject to adjustment.  As a result of our reverse stock split effective February 25, 2011, the conversion price was adjusted down as of March 18, 2011, to $2.2895 to reflect the relative ratio of the market price of our common stock over fifteen trading days before and after the reverse split, as described in more detail below.

We will redeem 1,154 shares of preferred stock not previously converted on the first business day of each month, beginning February 1, 2011 through the maturity date (each an “installment date”).  If we elect to make the redemption in shares of common stock, we must give notice to the holder on the 23rd trading day prior to the installment due date, and we must deliver a number of shares of common stock determined by dividing the stated value of the converted preferred stock by the lower of (i) the then applicable conversion price and (ii) 85% or 90% (depending on whether our Market Price is below or above $1.00, respectively) of the Market Price as of the installment notice date. On the relevant installment date, we will make a similar determination with respect to the shares payable, and will make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative) at that time.  As of March 31, 2011, we have completed the scheduled redemption installments for February 1 and March 1, 2011, and we have made the preliminary installment payments for April 1 and May 1, 2011.  All redemptions and pre-redemptions have been made in shares of common stock.

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

The “Equity Conditions” will be satisfied on any date if (a) on each day during the 30 trading days prior to such measurement date, all shares of common stock issued and issuable upon conversion of the preferred stock (including the preferred stock issuable upon exercise of the preferred warrants) or payable as dividend shares and upon exercise of the common warrants will be eligible for sale without restriction and without the need for registration under the securities laws; (b) on each such day, the common stock is listed on The NASDAQ Capital Market, on one of several named alternative markets and, if subject to certain delisting proceedings or a failure to meet the maintenance standards of such an exchange, we must meet the minimum listing conditions of one of the other permitted markets (including the OTC Bulletin Board), (c) on each such day, we have delivered common stock upon conversion by holders of preferred stock on a timely basis, as and if required; (d) any applicable shares to be issued in connection with the determination may be issued in full without violating the ownership limitations described below or the rules of our principal market (except that the ownership limitations will not prevent us from delivering common stock in amounts up to such limits); (e) during such period, we shall have made timely payments as required; (f) there has been no “triggering event” or potential triggering event under the certificate of designations; (g) we have no knowledge of any fact that would cause the shares of common stock issuable in connection with the preferred stock or warrants not to be eligible for sale without restriction; (h) we meet certain minimum average trading volume qualifications on our principal market (i.e., a $200,000 daily dollar volume, averaged over the applicable 30 trading days); and (i) we are otherwise in material compliance with our covenants and representations in the related transaction documents, including the certificate of designations.

The preferred stock is subject to mandatory redemption at the election of holders upon the occurrence of certain triggering events.  The redemption price in these circumstances would be the greater of (a) 125% of the stated value plus accrued dividends, and (b) the number of shares into which the holder’s preferred stock may be converted multiplied by the highest closing sale price our common stock during the period immediately prior to the triggering event and the date the holder delivers a notice of redemption, plus in each case an amount reflecting the dividends that would have been payable through the maturity date if the preferred stock had remained outstanding.  “Triggering events” include, among other events, certain breaches by the Company of its agreements, failures to pay amounts when due, failures to maintain any registration statement as required, failure to keep our common stock listed on any of the specified eligible markets (excluding the OTC Bulletin Board), and failure to keep a sufficient number of authorized shares reserved for issuance on conversion of the preferred stock or exercise of the warrants.

The conversion price of the preferred stock will be adjusted to reflect any stock splits and similar capital events proportionately.  In the event of a consolidation of our common stock, such as a reverse stock split, the conversion price of the preferred stock will also be adjusted proportionately, and then further adjusted (but not increased) to equal the product of (x) the quotient determined by dividing the conversion price in effect prior to the stock combination by the average of the daily VWAPs for the 15 trading days prior to such combination, and (y) the average of the daily VWAPs for the 15 trading days following the combination. This adjustment was triggered by our February 25, 2011 reverse stock split, which resulted in an adjusted conversion price of $2.2895 for all conversions effective as of March 18, 2011. In addition, if we issue (or are deemed to issue through the issuance or sale of convertible securities) shares of common stock at a price (as determined under the certificate of designations) less than the conversion price at the time, the conversion price of the preferred stock will be reduced to the price at which such common stock is issued or deemed to be issued.  Adjustments will not be required upon the issuance of certain “excluded securities”, including shares issued or deemed to be issued under our existing employee stock plans, or upon the issuance of shares of common stock as dividend payments or conversions under the preferred stock; provided, however, that if we issue or are deemed to issue common stock on the dividend date or installment date in June 2011, such issuance will not be excluded from these adjustment provisions so that the conversion price of the preferred stock may be adjusted upon such issuance to the lower of (i) the conversion price at that time or (ii) the Market Price as of the relevant dividend date or installment date.  We plan to make the June 2011 payment in common stock.

We will not effect any conversion of the preferred stock, nor shall a holder convert its shares of preferred stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the preferred stock or otherwise, beneficial ownership of a number shares of our common stock in excess of 4.99% of the common stock immediately preceding the conversion. This limitation may from time to time be increased or decreased as it applies to any holder, but not above 9.99% or below 4.99%, by such holder, effective upon the sixty-first (61st) day after it gives us written notice of the adjustment.

In the event of a liquidation event, before any amounts are made available to the holders of our common stock, the holders of the preferred stock will be entitled to receive in cash, out of our assets, an amount per share of preferred stock equal to the stated value, with accrued and unpaid dividends, plus an amount representing the dividends that would have accrued but for such event through the maturity date.  After such a distribution, the holders of the preferred stock will be entitled to participate in any distribution to the holders of our common stock on an as-converted basis.

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

Because the preferred stock has mandatorily redeemable installments with the remainder outstanding at maturity also subject to mandatory redemption, it meets the definition of a “mandatorily redeemable financial instrument” under ASC 480, and thus is recorded as a liability at fair value.  The embedded features are required to be considered for bifurcation.  However, we have elected the Fair Value Option under ASC 825-10-15, and as such, will value the host preferred stock agreement and the five embedded features together.  The election has been made at the initial recording of the transaction, in accordance with ASC 825-10-25-4.  Thus, the host preferred stock certificate of designations and the embedded features are eligible to be accounted for at fair value.  We have elected to do so; consequently, the preferred stock will be recorded as a liability at fair value and subsequently maintained at fair value, with changes in fair value being recorded in the income statement.

Preferred Stock Warrants

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

The preferred warrant meets the definition of “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”.  As the warrant is for shares of preferred stock that are both puttable and mandatorily redeemable, the warrant is accounted for as a liability, and will be marked to fair value each reporting period, with the change in fair value recorded through the income statement.

The following is a summary of the exercise and conversion activity for our mandatorily redeemable preferred stock, preferred stock warrants and common stock warrants during the three months ended March 31, 2011:

	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrants	Common Stock Warrant Liability
Shares outstanding as of December 31, 2010	8,085	5,000	4,458,274
Shares issued year to date	3,215	—	—
Number of shares converted	(7,960)	—	—
Number of shares redeemed or pre-redeemed	(2,592)	—	—
Exercises	—	(3,215)	(4,553)
Shares outstanding as of March 31, 2011	748	1,785	4,453,721

As of March 31, 2011, the following is a summary of the non-cash interest related to the preferred stock, preferred warrants and common warrants:

	Three months ended March 31,
Non- cash interest income (expense):	2011	2010
Expense dividends prepaid at end of prior period	$(62,886)	$—
Dividends paid in common stock with conversions	(32,546)	—
Dividends paid in common stock with redemptions	(41,715)	—
Interest expense on redemption of preferred stock	(2,069,711)	—
Interest expense on exercise of preferred warrants	3,266,344	—
Interest expense on exercise of common warrants	(224)	—
Fair value adjustment to preferred stock	(15,599)	—
Fair value adjustment to preferred stock warrants	(41,733)	—
Fair value adjustment to common stock warrants	(561,826)	—
Subtotal	440,104	—
Less: prepaid dividends at March 31, 2011	9,514	—
Non-cash interest expense as of March 31, 2011	$449,618	$—

Under the terms of the preferred stock, if we want to redeem the preferred stock and pay dividends with common stock rather than cash, we must give notice to the holders on the 23rd trading day prior to the applicable redemption or dividend date, and we must deliver a number of shares of common stock based upon the “Market Price” determined as of the date notice is given.   On the scheduled redemption or dividend date, we recalculate the shares payable based upon the Market Price on that date, and make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative).  On March 1, 2011, we elected to make the scheduled April 1, 2011, installment and dividend payment in shares of our common stock and on that date issued 303,452 shares of our common stock under these prepayment procedures.  On April 1, 2011, we issued an additional 104,386 shares based upon the difference between the Market Price on March 1, 2011 and the Market Price on April 1, 2011.   On March 29, 2011, we elected to make the scheduled May 1, 2011, installment and dividend payment in shares of our common stock and on that date issued 372,264 shares of our common stock under these prepayment procedures.  On May 1, 2011, we issued an additional 94,246 shares based upon the difference between the Market Price on March 29, 2011 and the Market Price on May 1, 2011. We expect to make subsequent scheduled payments in shares of our common stock also; to the extent the preferred stock has not been voluntarily converted by the holders.

Common Stock Warrant — see Note 13, “Common Stock Warrants,” below.

The scheduled redemptions and actual activity for the Preferred Stock and Preferred Warrants as of March 31, 2011 is as follows:

Installment Date	Pre- delivery Date	# Preferred Shares Initially Scheduled to be Redeemed	Total Preferred Warrants Initially Scheduled to be Redeemed	Less: Actual Preferred Shares Converted or Redeemed as of 3/31/11	Balance of Preferred Stock at 3/31/11	Balance of Preferred Warrants at 3/31/11	Fair Value of Preferred Stock at 3/31/11 (Current Liability)	Fair Value of Preferred Warrants at 3/31/11 (Current Liability)
2/1/2011	12/29/2010	1,154		(1,154.0)	—	—	$—	$—
3/1/2011	1/26/2011	1,154		(1,154.0)	—	—	—	—
4/1/2011	3/1/2011	1,154		(1,154.0)	—	—	—	—
5/1/2011	3/29/2011	1,154		(1,154.0)	—	—	—	—
6/1/2011	4/28/2011	1,154		(580.9)	573.1	—	217,526	—
7/1/2011	5/31/2011	1,154		(1,034.7)	119.3	—	45,282	—
8/1/2011	6/28/2011	1,154		(1,154.0)	—	—	—	—
9/1/2011	8/1/2011	1,154		(1,154.0)	—	—	—	—
10/1/2011	8/30/2011	768		(712.3)	55.7	—	21,156	—
10/1/2011	8/30/2011		386	(250.9)	—	135.1	—	53,778
11/1/2011	9/29/2011		1,154	(750.1)	—	403.9	—	160,776
12/1/2011	10/28/2011		1,154	(750.1)	—	403.9	—	160,776
1/1/2012	11/29/2011		1,154	(750.1)	—	403.9	—	160,776
2/1/2012	12/29/2011		1,152	(713.8)	—	438.2	—	174,431
		10,000	5,000	(12,466.9)	748.1	1,785.0	$283,964	$710,537

As of March 31, 2011, a total of 8,720.5 shares of preferred stock have been converted by their holders into common stock, and an additional 2,592.4 shares of preferred stock has been redeemed or pre-redeemed. These reductions in the preferred stock were partially offset by exercises of preferred warrants representing 3,215.0 shares of preferred stock, resulting in a balance of 748.1 shares of preferred stock outstanding as of March 31, 2011.  During the quarter ended March 31, 2011, we recorded a non-cash loss on extinguishment of debt of approximately $6,503,000 related to these conversions.  The loss was calculated as the difference between the fair value of the preferred shares and the fair value of the common stock as of the date of the conversion.  The weighted average fair value of our common stock for the conversions during the quarter ended March 31, 2011, was $2.97 per share. During the quarter ending March 31, 2011, preferred warrantholders exercised 3,215 preferred warrants, for which we received cash proceeds of $3,215,000.  There were no further preferred warrant exercises or preferred stock conversions between April 1, 2011 and May 6, 2011.  As of May 6, 2011, there were 175 shares of preferred stock and 1,785 preferred warrants still outstanding.

Note 12.  Common Stock

On February 24, 2011, we announced that our Board of Directors had approved the implementation of a 1-for-10 reverse stock split of our common stock, $0.01 par value per share. We filed a Certificate of Amendment to our Sixth Amended and Restated Certificate of Incorporation (the “Amendment”) to implement the reverse stock split effective February 25, 2011. In addition, the Amendment reduced the number of shares of common stock authorized under the Certificate of Incorporation from 400 million to 200 million. Our shareholders approved the proposal authorizing the Board of Directors, in its discretion, to implement the reverse split and reduce the number of authorized shares of common stock at the Annual Meeting of Stockholders held on July 21, 2010. The reverse split was implemented to enable the market price per share of our common stock to close above $1.00, which is a continued listing requirement of the Nasdaq Capital Market.

At the effective time and without further action by our stockholders, every ten (10) shares of our pre-split common stock, par value $0.01 per share, were automatically converted into one (1) share of post-split common stock, par value $0.01 per share. The reverse stock split affected all issued and outstanding shares of our common stock immediately prior to the effective date of the reverse stock split.

We have retroactively restated historical earnings per share and share information as it pertains to the reverse stock split, and have reclassified the excess par value from “Common Stock” to “Additional Paid in Capital” as of December 31, 2010.

Compliance with Nasdaq Listing Requirements

On March 11, 2011, NASDAQ confirmed that we had satisfied the terms of the Nasdaq Listing Qualification Panel decision of December 3, 2010, by complying with the minimum bid price requirement of $1.00 per share and all other criteria for continued listing on The Nasdaq Stock Market.

Note 13.  Common Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of March 31, 2011:

Description	Grant Date	Expiration Date	Strike Price		Issued and Outstanding As of March 31, 2011
November 8, 2005 Financing (Investors)	11/8/2005	5/9/2011	$7.20		908,725
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$13.30		542,849
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$17.70		50,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$19.90		442,245
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$19.90		15,307
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$29.70		543,182
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$18.90		17,196
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$12.00		870,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$7.40		896,600
Series W - December 9, 2009 Public Offering	12/9/2009	12/9/2014	$7.00		1,905,000
Series Y - Supplier Warrants August 19, 2010	8/19/2010	6/15/2015	$7.20		11,667
Series A - December 23, 2010 Common Stock Warrants	12/23/2010	12/23/2015	$2.2895	*	4,453,720
Total warrants outstanding					10,656,491

* On February 25, 2011, we completed a 1-for-10 stock split. In accordance with the terms of the Series A warrants, the exercise price of the warrants was adjusted from $2.5234 to $2.2895, effective March 18, 2011.

The following shows changes to the warrants outstanding from December 31, 2010, through March 31, 2011:

# Warrants
Warrants outstanding December 31, 2010	10,647,108.00
Adjustment to 11/8/05 warrants due to 12/23/2010 financing	267,269.80
Warrant exercises:
February 15, 2007 Shelf Issue	(83,333.40)
September 10, 2007 Shelf Issue (Investors)	(170,000.00)
Series A - December 23, 2010 Common Stock Warrants	(4,553.20)
Adjust for fractional shares	(0.20)
Warrants outstanding as of March 31, 2011	10,656,491.00

Warrants with activity during the three months ended March 31, 2011, are described below:

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 296,053 shares of our common stock to ten investors. The per-share exercise price for the warrant shares was $22.10. Each investor warrant is exercisable at any time until May 9, 2011. The terms of the warrants include anti-dilution provisions which require us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances, which include, among other things, the issuance of additional shares of our common stock, or securities convertible into our common stock, at a price per share lower than the closing stock price on the date of the investment, which was $18.50.  The warrant also contains language that limits the total number of shares we can issue in the financing transaction (including upon exercise of the warrants) at an effective price less than the closing price at the time of the investment to 19.99% of the number of shares of common stock outstanding prior to the investment.

Based on the warrants’ anti-dilution provisions, the exercise price and the number of warrants were adjusted as shown below.

	# Warrants	Exercise Price
Original Warrant	296,052.70	$22.10
Adjustments based on anti-dilution provision:
Cumulative adjustments through December 31, 2009	315,420.30	$10.70
Seaside 2/05/10 purchase	5,768.60	$10.60
Seaside 2/22/10 purchase	5,878.60	$10.50
Seaside 3/5/10 purchase	5,991.60	$10.40
Aspire 7/2/10 purchase	12,335.50	$10.20
December 23, 2010 financing	267,269.80	$7.20
Fractional warrant	7.90
Adjusted Warrant	908,725.00	$7.20

February 2007 Shelf Warrants

In February 2007, we sold 1,181,469 units of the Company at a purchase price of $9.00 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 0.5 shares of common stock at an exercise price of $13.30 per share, for a total of 590,738 warrants. In addition, we issued 35,445 warrants to the placement agents at the same price per share. These warrants became exercisable as of August 16, 2007, and expire five years from date of issue. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on September 1, 2006, which became effective on December 14, 2006. On February 18, 2011, we entered into a warrant exercise agreement with one of our warrantholders in order to induce the warrantholder to exercise its out-of-the-money warrants. The agreement called for the exercise of 83,333 warrants at an exercise price of $13.30 per share, providing total gross proceeds to the company of $1,083,334. We agreed to pay to the holder $898,051 in consideration for its early exercise, resulting in net proceeds to us of $185,283.

September 2007 Shelf Warrants

In September 2007, we sold 510,204 units of the Company at a purchase price of $19.60 per unit. Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase 1.2 shares of common stock at an exercise price of $19.90 per share, for a total of 612,245 warrants. In addition, 15,307 warrants were issued to the placement agents at the same price per share. The warrants became exercisable as of March 10, 2008, and expire on March 11, 2013. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with our registration statement on Form S-3 filed on August 6, 2007, which became effective on August 15, 2007. On February 16, 2011 we entered into a warrant exercise agreement with one of our warrantholders in order to induce the warrantholder to exercise its out-of-the-money warrants. The agreement called for the exercise of 170,000 warrants at an exercise price of $19.90 per share, providing total gross proceeds to the company of $3,383,000. We agreed to pay to the holder $2,954,022 in consideration for its early exercise, which resulted in net proceeds to us of $428,978.

December 2010 Common Stock Warrant Liability (Issued in Conjunction with Redeemable Preferred Stock)

On December 23, 2010, we sold 10,000 units of the Company at a purchase price of $1,000 per unit. Each unit consisted of (i) one share of the Company’s Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the “preferred stock”), (ii) a warrant to purchase 0.5 of a share of preferred stock (the “preferred warrant”) and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the “common warrant”), at a price to the public of $1,000 per unit, less issuance costs. The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.

The common warrants had an initial exercise price of $2.5234 per share of common stock, subject to adjustment, and will expire on December 23, 2015. The common warrants cover an aggregate of 4,458,271 of common stock. The exercise price of the common warrants is subject to adjustment, among other circumstances, (i) in connection with a subdivision or combination of our common stock, (ii) if we sell or issue our common stock, or are deemed to sell or issue our common stock through the sale or issuance of securities convertible or exercisable for our common stock, at a price less than the exercise price of the warrants then in effect, and (iii) between June 1, 2011 and the date on which the preferred warrants have been exercised in full (or, if they are not exercised, 91 days after the maturity date of the preferred stock) during which period up to $1 million in aggregate exercise price of the warrants may be exercised at a price equal to (a) 85% of the arithmetic average of the six lowest daily volume weighted average prices (VWAP) per share during the twenty consecutive trading days immediately prior to the exercise date, if such arithmetic average is below $1.00 per share, or (b) 90% of the arithmetic average of the six lowest VWAPs during such period in any other case. The exercise price of the common warrants was adjusted downward to $2.2895, effective March 18, 2011, as a result of our reverse stock split effective February 25, 2011, to reflect the relative market prices (adjusted for the split ratio) of our common stock over the fifteen trading days before and after the reverse split. During the quarter ended March 31, 2011, 3,322.64 warrants were exercised, resulting in gross proceeds to us of approximately $11,500.

Note 14.  Revenue and Cost of Goods Sold

A breakdown of our sales and the related cost of sales for the three months ended March 31, 2011 and 2010, respectively, are as follows:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$269	$142	$127	$143	$104	$39
Contract	164	164	—	79	79	—
Inverters and APS credits	13	—	13	13	—	13
Total	$446	$306	$140	$235	$183	$52

Revenue for the three months ending March 31, 2011, included approximately $269,000 of frequency regulation revenue, as compared to approximately $143,000 during the three months ended March 31, 2010. The Stephentown plant began earning revenue in late January 2011. To-date, we have successfully integrated and operated up to 14 MW of capacity in Stephentown. We now have all 200 flywheels installed and ready to go online during the second quarter of 2011, pending implementation and testing of software and minor hardware changes needed to maintain voltage and current parameters within required limits. These adjustments are currently underway as part of our normal commissioning process. During the first quarter of 2010, we had 3 MW of energy storage capacity in service as part of the ISO-NE pilot program.  During the first quarter of 2011, we had approximately 1 MW of capacity in service in ISO-NE, as a result of having redeployed approximately 2 MW of capacity to our Stephentown site.

Our gross margin on frequency regulation during the first quarter of 2011 was 47.2%, compared to 27.2% during same period in 2010.  Our gross margin in Stephentown is considerably higher than in Tyngsboro.  Approximately 70% of our cost of energy in Tyngsboro represents retail transmission and distribution (T&D) charges billed by the local service provider.  Because our New York facility is connected to the grid at transmission level, we do not incur T&D charges at that facility.  Our gross margin percentage is expected to increase in the future because our cost of energy will not include energy used during the construction period in Stephentown.  Thus our energy consumption is expected to drop as the plant is completed.  We expect our revenue and margin in New York to increase in the future if prices increase as we expect them to, and as we optimize the plant control algorithms once we achieve 100% operation.

Contract revenue during the first quarter of 2011 was earned primarily from the ARPA-E contract, whereas contract revenue during the first quarter of 2010 related primarily to the Tehachapi project, which is substantially complete, and the Pacific Northwest National Laboratory (PNNL) contract, which was completed in 2010.  These contracts were granted on a cost-share basis, where we recorded a contract loss reserve at the inception of the contract for our expected cost share.  Consequently, the gross margin for these contracts is zero.

Other revenue relates to the sale of inverters or related equipment (which we are no longer manufacturing), or the sale of APS clean energy credits. The costs related to these sales are not fully reflected in the cost of goods sold as a result of the inventory having been reserved in a prior year.  Therefore, our cost of goods sold does not fully reflect the costs associated with these revenues.

Note 15.  Stock-Based Compensation

Description of Plans

Stock Option Plan

On July 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (our “2010 Plan”), which constituted an amendment, restatement and renaming of our Third Amended and Restated 1998 Plan and which increased the shares available for issuance under the Stock Incentive Plan by an additional 1,500,000 shares.  Our 2010 Plan allows for the granting of stock options, restricted stock, restricted stock units and other equity awards with respect to up to 3,800,000 shares of our common stock.  At March 31, 2011, we had 325,106 shares reserved for future issuance under this plan.

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

Restricted Stock Unit Arrangements

Our 2010 Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers which become vested or payable on account of attainment of one or more performance goals established annually by the Board over such performance periods as the Board may designate, with such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of March 31, 2011, and December 31, 2010, certain RSUs granted under the officer employment agreements were vested but stock could not be issued under the terms of the RSU agreements because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity for the year ended December 31, 2010, and for the three months ended March 31, 2011, is as follows:

	Three months ended March 31,	Year ended December 31,
	2011	2010
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	2,069	3,705
Based upon current year executive officer agreement	—	—

Vested RSUs not yet converted to stock (i)	564	2,069

RSU’s granted but not vested:
Related to 2009 executive officer agreement	1,693	2,255
Related to performance-based executive plan (ii)	55,029	55,029

(i)        RSUs vesting September 30 and December 31, 2010, were issued on March 16, 2011.

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

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  All regular, full-time employees employed by us for at least three months on the dates the exercise periods begin (each May 1 and November 1) are eligible to participate in this plan. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 200,000 shares of our common stock.  At March 31, 2011, we had 108,246.9 shares reserved for future issuance under this plan.

Stock Option Plan Schedules

Stock option activity for the three months ended March 31, 2011, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2010	1,660,791	$8.09
Granted	1,305,413	2.33	$1.21
Exercised	—	—
Canceled, forfeited or expired	(16,753)	(10.51)
Outstanding, March 31, 2011	2,949,451	$5.53

The following table summarizes information about stock options outstanding at March 31, 2011:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Vested	Vested Weighted- Average Exercise Price
$2.10 - $3.10	1,333,913	9.96	$2.33	48,621	$2.68
$3.11 - $4.10	298,594	9.00	3.59	78,936	3.58
$4.11 - $5.10	289,593	8.19	4.59	162,577	4.65
$5.11 - $8.10	342,071	4.23	7.10	340,705	7.11
$8.11 - $93.10	685,280	5.25	12.19	683,355	12.19
Total	2,949,451	7.93	$5.53	1,314,194	$9.07

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

During 2010, an employee terminated his employment with the Company to pursue an advanced degree. The former employee voluntarily forfeited his employee stock options upon his resignation. Based on this employee’s unique skills, we have retained his services as a consultant, and have granted him 7,000 options with various vesting dates and exercise prices that are consistent with those he had previously been granted as an employee.  An additional 10,000 options were granted to him during the first quarter of 2011. These options are accounted for under ASC Topic 505-50, “Equity-Based Payments to Non-Employees,” and the measurement dates for these options were determined to be the vesting dates. At the end of each reporting period, these options are revalued at their current fair value until a measurement date has been established by virtue of the option vesting, and a pro-rata portion of the resulting expense is recognized. The useful lives of the options granted to this consultant range from .75 years to 3.5 years.

The assumptions used to value stock option grants for the three months ended March 31, 2011, were as follows:

	Three months ended March 31,
	2011	2010
Risk-free interest rate	.62% - 1.31%	1.49% - 1.65%
Expected life of option	.75 - 3.5 years	3.5 years
Expected dividend payment rate	0%	0%
Assumed volatility	58% - 91%	90%
Expected forfeitures	8.3%	8.3%

Stock-based compensation expense recognized on our consolidated statement of operations for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
Operations and maintenance	$22,594	$15,072
Research and development	74,609	39,282
Selling, general and administrative	188,553	72,763
Total stock compensation expense	$285,756	$127,117

Components of stock compensation expense:
Compensation expense related to RSUs	$1,594	$5,083
Compensation expense related to stock options	284,162	122,034
Total stock compensation expense	$285,756	$127,117

As of March 31, 2011, there was approximately $1,674,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees, consultant and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 16. Interest Expense

Interest expense, cash paid for interest, and capitalized interest were as follows for the three months ended March 31, 2011 and 2010. We capitalize interest on frequency regulation plant construction projects.

	Three months ended March 31,
	2011	2010
Cash paid for interest - notes payable	$61,492	$81,974
Make-whole dividends paid upon conversion of redeemable preferred stock	641,824	—
Subtotal - cash paid for interest	703,316	81,974
Accrued interest and interest added to FFB loan	211,357	—
Amortization of MassDev warrants	11,568	13,620
Less: Interest capitalized	(224,981)	(9,244)
Net interest expense	$701,260	$86,350

Note 17.  Subsequent Events

In early May 2011 SRS agreed in principle with the DOE to amend the Common Agreement dated as of August 6, 2010 (the “Common Agreement”) by and among SRS, as Borrower; the DOE, as Credit Party; the DOE, as Loan Servicer; and Midland Loan Services, Inc. (“Midland”), as Administrative Agent and Collateral Agent (in such capacity, the “Collateral Agent”). The amendment will become effective upon the execution of such amendment by the Secretary of the DOE, which we expect in the near future.

The amendment, among other things, will increase the amount required to be maintained in SRS’s debt service reserve account (the “Debt Service Reserve Requirement”) from an amount equal to two quarters of debt service to an amount equal to four quarters of debt service consisting of principal and interest, but only until the rolling 12-month debt service coverage ratio for any period of twelve consecutive calendar months which includes four quarterly principal and interest payment dates is at least 1.5 to 1.0.   The debt service coverage ratio for any period is the ratio of (i) SRS’s cash available to pay debt service for that period to (ii) the debt service required to be paid by SRS during that period.  This increase will be phased in over time, with the Debt Service Reserve Requirement being raised to an amount equal to three quarters of debt service on the second anniversary of the Physical Completion Date (as defined in the Common Agreement) and to an amount equal to four quarters of debt service on the third anniversary of the Physical Completion Date.  The amendment also will change the date by which the initial deposit is required to be made to the debt service reserve account from the Project Completion Date (as defined in the Common Agreement) to the first to occur of (a) the date on which the FFB has funded an advance requested by SRS in an amount equal to two quarters of debt service and deposited the proceeds of such advance to the debt service reserve account, (b) the second anniversary of the Physical Completion Date or (c) the Project Completion Date.  The amendment will further provide that an amount equal to four quarters of debt service consisting of principal and interest must be on deposit in the debt service reserve account before any dividends may be paid to Beacon.

Beacon has also agreed to amend its existing Corporate Guaranty dated as of August 6, 2010 (the “Corporate Guaranty”) to the DOE and the Collateral Agent to increase its potential obligations under the Corporate Guaranty from and after the Project Completion Date (as defined in the Common Agreement) from $2,397,000 to $5,000,000. The Corporate Guaranty will become effective upon the execution of the Corporate Guaranty by the Secretary of the DOE, which we expect in the near future.

The DOE requested the above changes in light of the currently historically low NYISO market pricing for Stephentown’s services.  The Company agreed to increase its corporate support of the Stephentown project as described above, because it believes that NYISO pricing will improve back towards historical pricing by the time that SRS is scheduled to make its first principal payment on the loan (September 2012).  We base this belief on internal analysis, on independent reports, and on the recent (February 2011) proposal by FERC to require grid operators under its jurisdiction to develop market pricing that reflects what is called pay-for-performance. The FERC proposal essentially recognizes that fluctuations in the grid can occur very quickly, and hence that frequency regulation that is provided very quickly (by fast-response suppliers such as Stephentown) is far more valuable to the grid than that which is provided more slowly (by slower-response suppliers such as fossil fuel generators).   If FERC finalizes this rule, we believe that the revenues earned by our merchant plants, including Stephentown, should increase significantly.

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

Overview

We design, manufacture and operate flywheel-based energy storage systems that we have begun to deploy in company-owned merchant plants that will sell frequency regulation services in open-bid markets (which we refer to as our “sale of services” or “merchant plant” model). We also intend to sell systems on a turnkey equipment basis in domestic and overseas markets that lack open-bid auction mechanisms.  We may also share ownership of some plants with utilities or other investors; enter into bilateral contracts with utilities that provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services; and/or participate in pilot programs to demonstrate our technology. Our flywheel systems support stable, reliable and efficient electricity grid operation. We expect the market for our systems to benefit from increased electricity demand and the rapid expansion of intermittent renewable resources, including wind and solar.

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

The first quarter of 2011 marks an important milestone in our company’s development.  As of late January 2011, we began to earn frequency regulation revenue from a portion of our first merchant 20 MW frequency regulation facility, currently nearing the end of construction, in Stephentown, New York.  In late January, we energized, interconnected and began earning revenue from 8 MW of flywheel energy storage at our Stephentown plant. As of May 10, 2011, we have successfully integrated and operated up to 14 MW of capacity in Stephentown and we now have all 200 flywheels installed and ready to go online.  However, integrating all 200 Smart Energy 25 flywheels into a common facility, constituting a single 20 MW Smart Energy Matrix™, requires further control optimization and adjustments to plant software and hardware to maintain voltage and current parameters within required limits.   These adjustments are currently underway as part of our normal commissioning process.  We anticipate all 20 MW will be online and earning revenue during the second quarter of 2011.

On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system. The system will be installed by us and operated in conjunction with the Dave Gates Generating Station (formerly known as the Mill Creek Generating Station), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy. The system is expected to be operational by the end of 2011. The initial term of the lease will be 15 months, which at NorthWestern Energy’s option, can be extended up to two additional 12-month terms. NorthWestern Energy will pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease to a second or third term. At any point NorthWestern Energy can opt to purchase the 1 MW system outright for approximately $4 million. A portion of the lease payments already made under the agreement would be applied to the purchase, depending on when the purchase was made.

During the first quarter of 2010, we were providing and earning revenue from 3 MW of frequency regulation service through the ISO-NE pilot program with Smart Energy Matrix™ installed at our Tyngsboro facility.  In August 2010, we began to redeploy substantially 2 MW of this capacity to our Stephentown plant; consequently, the frequency regulation revenue earned from the ISO-NE pilot program during the first quarter of 2011 was lower than that earned during the first quarter of 2010.  In late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the remaining flywheels for shipment to NorthWestern Energy.

The location of our merchant plants and the sequence in which they will be constructed will depend on a number of factors, including but not limited to:

•                  The availability of project financing, other funding sources (including funds received from investors for the purchase of all or part of certain systems), or grants

•                  Comparative market pricing available for frequency regulation in different markets

•                  Our ability to receive appropriate revenues and payments within the market rules of each regional market

•                  Our ability to interconnect at transmission voltage and obtain grid interconnection approvals

•                  The availability and cost of land

•                  Our ability to secure all necessary environmental and other permits and approvals.

Our production facility is capable of producing up to 600 flywheels per year on a multi-shift basis. We have a second phase manufacturing build-out planned which would increase the annual manufacturing capacity to more than 1,000 flywheels.

From inception through March 31, 2011, we have incurred losses of approximately $240.4 million. We currently do not expect to become cash flow positive until we have deployed a sufficient number of merchant plants and/or sold turnkey systems.

For the sale of frequency regulation services in the United States, our primary market focus is on the geographic regions of the domestic grid under FERC regulation that provide open-bid regulation markets. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); and Midwest ISO (MISO). These regional ISOs/RTOs, or grid operators purchase frequency regulation services from independent providers in open-bid markets that they manage and maintain. For example, under an open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been selected to provide service. Each ISO may calculate payments for frequency regulation services based on formulas that yield different revenue results than other ISOs, even when there are equivalent frequency regulation clearing prices.

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

Our Smart Energy Matrix™ stores excess energy when power on the grid exceeds demand and injects it back to the grid when demand exceeds generated power. Our systems respond up to 100 times faster than fossil fuel generators that provide frequency regulation. Certain ISOs have implemented or are considering tariff changes that would provide additional or enhanced payment mechanisms (“performance pricing”) to compensate resources, such as ours, for faster regulation response.  On February 17, 2011, FERC proposed a rule to make performance pricing mandatory by issuing a Notice of Proposed Rulemaking (NOPR) that would require each of the grid operators under its jurisdiction to begin the process of developing regulation market tariffs to provide performance pricing. Should FERC’s rule requiring such performance pricing tariffs for frequency regulation be adopted, both the revenues earned by our merchant plants and utilities’ interest in purchasing our flywheel technology in vertical markets could increase substantially.

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

We believe that our operating costs will be significantly lower than that of most incumbent frequency regulation service providers. Our Smart Energy 25 flywheel has been designed to operate with low energy losses, minimal mechanical maintenance for 20 or more years and no significant degradation in energy conversion efficiency. In particular, our technology is different from most frequency regulation providers in that it does not use fossil fuel, which is the largest variable cost for most competing frequency regulation providers.  Further, while battery providers have entered the market for frequency regulation services, we believe we have a significant advantage because our technology is capable of performing an extensive number of charge/discharge cycles without any degradation of energy storage capacity.  In contrast, the storage capacity of chemical batteries degrades as a function of increasing cycles, which increases their lifecycle costs.

Since our Smart Energy Matrix™ does not burn fuel, the environmental benefits of our technology are dramatic. A DOE-funded study stated that our technology may reduce carbon dioxide (CO2) emissions by up to 89% compared to some conventional frequency regulation service providers who burn fossil fuel to provide regulation.  We believe that the cleaner performance of our flywheel systems offers significant value to regulators, grid operators, and utilities facing increasing demands to lower CO2 emissions.  In the long term, if the federal government implements a carbon-reduction program in the form of a cap-and-trade program or carbon tax, we believe that the resulting costs to carbon-intensive regulation providers will increase at a faster rate than our carbon-related costs, which are associated with the purchase of a small amount of electrical make-up energy.

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

Regulatory and Market Affairs

Since late 2009 we have actively promoted the adoption of performance-based payments for fast-response regulation resources. Such payments would compensate regulation resources based on actual system performance rather than nominal resource capacity. On May 26, 2010, FERC held a Technical Conference on Frequency Regulation Compensation and invited our Chief Executive Officer, F. William Capp, to present on the concept of “pay-for-performance.”  Subsequently, on June 16, 2010, we submitted comments to FERC reiterating our support of tariffs that compensate regulation resources based on performance. We continued throughout 2010 to engage in this dialogue in an effort to encourage the expansion of performance-based tariffs in all ISO markets. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed of response. On January 19, 2011, PJM began the process for stakeholder consideration of a regulation market incentive payment for resources that respond more quickly and accurately to a control signal.  On February 17, 2011, FERC issued a Notice of Proposed Rulemaking (“NOPR”) that, if adopted, would require each ISO to implement a “pay-for-performance” compensation structure for frequency regulation, and to make market rule changes that would provide our resources full compensation for the opportunity cost component that we currently do not receive in some markets.  If performance-based regulation tariffs are adopted, we believe that the economics of our plants in areas of the country with organized wholesale power markets under FERC jurisdiction will be significantly enhanced, and our economically addressable markets will also expand.

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

We expect that the ARPA-E-funded flywheel system, if carried through to a commercial product, would be suitable for a variety of other applications where the cost per unit of stored energy is the most critical factor, and the number of charge-discharge cycles is somewhat less important.  One new application of particular interest to the DOE is so-called “ramping” support for wind and solar power. The goal would be to provide one hour of flywheel storage as an energy-balancing resource for intermittent renewable energy assets, and thereby reduce the amount of fossil-based backup power that might be used to provide the same effect.  The benefit would be to enable significantly greater market penetration of renewable generation resources in a clean and sustainable way.  Some of the technology developed under the ARPA-E program may also lead to reduced costs and increased performance for our current generation of flywheels.  Other potential applications include wind-diesel-storage hybrid systems that reduce diesel fuel consumption on island-based grids, uninterruptible power supply (UPS) applications that require an hour or more of assured power, and electrical demand limiting for commercial, industrial, institutional and government facilities that pay high demand charges under time-of-use electricity tariffs.

Discussion of Operations

We have experienced net losses since our inception and, as of March 31, 2011, had an accumulated deficit of approximately $240.4 million.  We are focused on commercializing our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. Moreover, we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern.  In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

Operations

In January 2011, we began earning frequency regulation revenue at our Stephentown plant. As of early May 2011, we have installed all 200 flywheels and have successfully integrated and operated up to 14 MW of capacity (140 flywheels) in Stephentown.  However, integrating all 200 Smart Energy 25 flywheels into a common facility, constituting a single 20 MW Smart Energy Matrix™, requires further control optimization and adjustments to plant software and hardware to maintain voltage and current parameters within required limits.  These adjustments are currently underway as part of our normal commissioning process and are not expected to result in any delay in meeting our goal of having all 20 MW fully online during the second quarter of 2011.

In the third quarter of 2010, we redeployed a portion of the 3 MW that had been operating under the ISO-NE pilot program to the Stephentown site.  During the first quarter of 2011, we operated approximately 1 MW of capacity under this program.  In late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the remaining flywheels for shipment to NorthWestern Energy as described elsewhere in this report. As available, we may operate up to one MW of capacity from time to time in the ISO-NE pilot program.

On February 17, 2011, FERC issued a NOPR that, if adopted as proposed, would direct each ISO to implement a “pay-for-performance” compensation structure for frequency regulation. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Should FERC’s rule requiring performance-based regulation tariffs be adopted, the economics of our plants would be significantly enhanced and our addressable markets would also expand.

Financing

On August 6, 2010, SRS, a wholly-owned subsidiary of Beacon, closed on the FFB Credit Facility with the FFB, pursuant to which the FFB agreed to make loans to SRS from time to time in an aggregate principal amount of up to $43,137,019, subject to the terms and condition set forth in the FFB Loan Documents.  The loans made by the FFB to SRS under the FFB Loan Documents are guaranteed by the DOE.

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

On December 23, 2010, we sold 10,000 units of the Company for net proceeds of approximately $8.7 million. Each Unit sold consisted of (i) one share of our Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the “preferred stock”), (ii) a warrant to purchase 0.5 of a share of preferred stock (the “preferred warrant”) and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the “common warrant”, and together with the preferred warrants, the “warrants”), at a price to the public of $1,000 per unit, less issuance costs. The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.  During the first quarter of 2011, a substantial number of the preferred shares were converted to common stock or redeemed as scheduled, and a sizable number of the preferred warrants were exercised.  We have accounted for these securities as liabilities at fair value.  Consequently, as a result of these conversion/redemption activities, we have recorded significant non-cash losses and non-cash interest expense during the first quarter of 2011.

$24 Million DOE Smart Grid Stimulus Grant for Second 20 MW Regulation Plant

In November 2009, the DOE announced that it had awarded us a Smart Grid Stimulus Grant valued at $24 million, for use in construction of a second 20 MW flywheel energy storage plant. The funding award is to design, build, test, commission and operate a 20 MW flywheel energy storage frequency regulation plant in the PJM Interconnection region. We are planning to build this facility on a property in Hazle Township, Pennsylvania, for which we have entered into an option agreement with an economic development agency in the state. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month. The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant and an exemption from property taxes through 2017. We have filed for interconnection, and have completed the system impact study and an environmental assessment for this site.

In April 2011, we were approved by DOE to proceed to Phase II tasks, subject to final expected approval of the revised project budget.  We expect the project budget to be approved before the end of the second quarter of 2011.  Phase II tasks include the procurement of all materials and components; flywheel manufacturing and delivery; and complete plant construction. In Phase II, subject to approval of the budget, we are allowed to draw up to 95% of the $24 million grant.  Under Phase I, we were limited by a spending cap of 4% of the grant amount.

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

Since our inception in 1997, we have funded our development primarily through the sale of common stock.  In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. Since our initial public offering, we have raised approximately $124.2 million as of March 31, 2011, through the sale of our stock and exercise of warrants related to those stock sales.  In December 2010, we raised approximately $8.7 million, net of offering costs, from the sale of mandatorily redeemable convertible preferred stock and associated preferred and common warrants. We estimate that we will need to raise approximately $12 to $17 million during the remainder of 2011 and 2012 in order to fund operations, $2 million of which is anticipated from the callable preferred stock warrants issued in December 2010.  In addition to the DOE grant, we will need to raise an additional $26 million from a combination of project finance and equity to be able to order long-lead items and begin construction of our second merchant plant in Hazle Township.   In December 2010, we were awarded a $5 million Redevelopment Assistance Capital Program (RACP) grant from the Commonwealth of Pennsylvania for the construction of a 20 MW frequency regulation plant.  However, this grant has not been finalized and may not be due to budgetary considerations.   However, if it is finalized, it will reduce the funds we need to raise to complete this project by $5 million. The DOE grant will provide $24 million of the estimated $53 million cost of the Hazle Township plant.  Under the terms of the grant, we will be reimbursed for approximately 48% of eligible project costs as incurred, excluding contingent costs.

Our profit and losses as well as uses of cash may fluctuate significantly from quarter to quarter due to fluctuations in revenues, costs of development, costs of materials to build flywheels and other components of our Smart Energy Matrix™ and the market price for regulation services. In addition, our cash may fluctuate by period due to the timing of capital expenditures for expanding manufacturing capabilities and/or construction of frequency regulation facilities and the related timing of project financing or equity raises. These fluctuations in cash requirements could put additional pressure on our cash position. There can be no assurance that we will be able to raise the required capital on a timely basis or that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. See “Liquidity and Capital Resources” below for more information concerning our access to and uses for capital.

Revenues

Our revenue during the three months ended March 31, 2011, and 2010, came primarily from three sources:

•                  Frequency regulation service revenue from our first merchant plant in Stephentown, New York which came partly on-line during January 2011, and from the ISO-NE pilot program

•                  Research and development contracts and a grant, for which revenue has been recognized using the percentage-of-completion method

•                  Sales of inverters, accessories and APS credits.

Our business plan anticipates earning revenue primarily from the provision of frequency regulation service and the sale of turnkey flywheel systems. We have also earned revenue from research and development contracts, and we continue to pursue similar contracts.  Additionally, we have earned revenue from the sale of APS certificates or similar “clean energy” credits. However, revenue from such credits has not been material. Further, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

Frequency regulation revenue in 2011 is expected to be significantly higher than in 2010, as we have begun to earn revenue from our NY plant in January 2011 and anticipate having all 20 MW online during the second quarter. Additionally, we expect our R&D contract revenue to be higher in 2011 than in 2010 due to expected completion of work under the ARPA-E contract.

On February 17, 2011, FERC issued a NOPR that, if adopted as proposed, would direct each ISO to implement a “pay-for-performance” compensation structure for frequency regulation. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. Should FERC’s rule requiring performance-based regulation tariffs be adopted, the economics of our plants would be significantly enhanced and our addressable markets would also significantly expand.

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

Operations and Maintenance

Operations and maintenance (O&M) expenses are related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations. Since our current production levels are still well below our facility’s full capacity, O&M costs for the three months ended March 31, 2011 and 2010 include a significant amount of unabsorbed overhead.  In addition, non-capital costs associated with substation upgrades in Stephentown and other operating expenses associated with our Stephentown facility, costs associated with running ISO-NE pilot resources and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in O&M. O&M expenses will increase as we ramp up our production capacity and operate and maintain the Stephentown facility.

Research and Development

Research and development (R&D) represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.  We expect R&D expenses to decrease slightly in 2011.

Selling, General and Administrative Expenses (SG&A)

Our selling expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses and regulatory compliance efforts. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. Overall, we expect our selling, general and administrative expenses for fiscal 2011 to be significantly lower than in 2010, primarily because SG&A expense in 2010 included approximately $1.2 million in direct costs associated with the preferred stock financing that was completed in 2010.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of a frequency regulation plant. As such, the work has supported our core research and development efforts.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss.  Each quarter we perform an estimate-to-complete analysis, and any increases to our original estimates are recognized in the period in which they are determined.  In 2010, we recorded our expected cost share for the ARPA-E contract.  We expect our contract loss to be lower in 2011 than in 2010.

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities and the amortization of deferred loan costs.  Depreciation and amortization expense will increase substantially in future periods as we build and deploy our frequency regulation installations and amortize costs associated with the FFB loan.

Interest Income (Expense)

Interest income is attributable to interest earned from cash deposits.

Interest expense relates to the MassDev loan, FFB Loans, “make whole” dividends paid when investors convert their preferred stock, along with the amortization of warrants issued in conjunction with the MassDev loan. A substantial portion of our interest expense relating to the MassDev and FFB Loans has been capitalized. Interest expense also includes non-cash interest relating to our mandatorily redeemable convertible preferred stock, preferred stock warrants, and common stock warrant liabilities (see Debt or derivative liabilities recorded at fair value, below). Interest expense will increase in 2011 as we continue to draw down on the FFB loan.  Non-cash interest may be either a charge or a credit, depending on changes in the fair value of the preferred stock and warrants and the fair value of our common stock when we redeem our preferred stock or investors exercise their warrants.

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

•                  Mandatorily Redeemable Convertible Preferred Stock

The certificate of designations governing the rights and preferences of the preferred stock contains several embedded features that would be required to be considered for bifurcation. The preferred stock is mandatorily redeemable and therefore has to be recorded as a liability. We have elected the fair value option, and as such, will value the host preferred stock certificate of designations and embedded features as one instrument. Any changes in the fair value of the preferred stock is charged or credited to Non-cash interest on the consolidated statements of operations. See Notes 3 and 11 to the Consolidated Financial Statements.

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

•                  Dividends:  Dividends paid with scheduled redemptions are expected to be paid in common stock. However, when an investor voluntarily converts its preferred shares, we are required to pay the investor for the dividends that would have been earned had the shares been held to maturity. The portion of those dividends that have not been accrued must be paid in cash, and are referred to as “make whole” payments. Cash dividends are charged to Interest expense. Dividends paid in stock are valued at the fair value of the common stock as of the date of issuance, and charged to Non-cash interest.

•                  Preferred Stock Warrants

We account for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants are recorded as a liability because the underlying shares of convertible preferred stock are mandatorily redeemable, which obligates us to transfer assets at some point in the future. (See Notes 3 and 11 to the Consolidated Financial Statements.) The warrants are subject to re-measurement to fair value at each balance sheet date and any change in fair value is recognized in Non-cash interest on the consolidated statements of operations. If the warrants are exercised, the warrant liability will be reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise is charged or credited to Non-cash interest.

•                  Common Stock Warrants

We have issued common stock warrants in connection with the December 2010 preferred stock offering. (See Notes 3 and 13 to the Consolidated Financial Statements.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

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

Based on our analysis, no asset impairment charges were considered necessary as of March 31, 2011 or 2010.  However, should regulation pricing in the NYISO market decline and not be offset by performance-based pricing, our Stephentown plant may become impaired in the future.

Fair Value of Financial Instruments

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with fair value defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement hierarchy consists of three levels:

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

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short maturity of these instruments.  See Note 3 to our unaudited consolidated financial statements contained in Part 1, Item 1 of this report for debt fair value, which also approximates carrying value.

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

Results of Operations

Comparison of Three Months ended March 31, 2011 and 2010

	Three months ended March 31,
	2011	2010	$ Change	% Change
	(in thousands)
Revenue	$446	$235	$211	90%
Cost of goods sold	305	183	122	67%
Gross margin	141	52	89	171%
Operating expenses:
Operations and maintenance	624	967	(343)	-35%
Research and development	1,230	2,072	(842)	-41%
Selling, general and administrative	2,433	1,946	487	25%
Depreciation and amortization	786	530	256	48%
Total operating expenses	5,073	5,515	(442)	-8%
Loss from operations	(4,932)	(5,463)	531	-10%
Interest and other income (expense), net	(289)	(77)	(212)	275%
Loss on extinguishment of debt	(6,503)	—	(6,503)	0%
Net loss	$(11,724)	$(5,540)	$(6,184)	112%

Revenue

The following table provides details of our revenues for the three months ended March 31, 2011, and 2010.

	Percent	Three months ended March 31,		Cumulative Contract Value Earned as of March	Total Contract	Remaining Value
	complete	2011	2010	31, 2011	Value	(Backlog)
		(dollars in thousands)
Frequency regulation:		$269	$143
Contracts:
NAVSEA	0.0%	—	—	$—	$50	$50
Tehachapi	88.3%	3	25	221	250	32
PNNL	100.0%	—	54	104	104	—
ARPA-E	12.6%	161	—	283	2,246	2,125
NYSERDA	45.0%	—	—	180	400	220
Total Contract and Grant Revenue		$164	$79	$788	$3,050	$2,427
Other (inverters, accessories and APS credits):		13	13
Total		$446	$235

Revenue for the three months ended March 31, 2011 increased by approximately $211,000, or 90%, over the same period in 2010.  Frequency regulation revenue increased by approximately $126,000, or 88%. The increase was due primarily to revenue earned at our Stephentown facility, partially offset by a decrease in frequency regulation revenue earned through the ISO-NE pilot program.  Revenue from research and development contracts increased by approximately $85,000 in 2011, as compared with the same period in 2010, primarily due to revenue earned from our ARPA-E contract

The Stephentown plant began earning revenue in late January 2011. As of early May 2011, we have all 200 flywheels installed and ready to go online. However, our frequency regulation plant is a complex system, and the process of bringing it fully online involves tuning the software and making minor hardware modifications to optimize our system’s performance. We brought 1 MW online on January 18th and have successfully integrated, operated and earned revenue from up to 14 MW capacity (140 flywheels) during the first quarter of 2011. We are operating at an average capacity of 10 MW during the second quarter as we complete adjustments required as part of our normal commissioning process.  We anticipate meeting our goal of having all 20 MW online during the second quarter of 2011.

Revenue in New York for the first quarter of 2011 was lower than expected, due to continuing historically low prices for regulation in the New York market as well as lower capacity utilization than planned. We expect the capacity utilization to improve once the full 20 MW are online and we are able to optimize the plant control algorithms.  Additionally, on February 17, 2011, FERC issued a NOPR that, if adopted as proposed, would direct each ISO to implement a “pay-for-performance” compensation structure for frequency regulation.  Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed.  Should FERC’s rule requiring performance-based regulation tariffs be adopted, the economics of our plants, including our Stephentown plant, would be significantly enhanced and our addressable markets would also expand.

Revenue from frequency regulation from the ISO-NE pilot program was lower during the first quarter of 2011 than in the first quarter of 2010 because we moved 2 of the 3 MW of capacity to our plant under construction in Stephentown, New York. We continue to use the indoor facility as a testing facility for new flywheels as they are produced. We reinstalled a portion of the 1 MW previously in service inside our plant in Tyngsboro to the facility outside our building. As a result, the percentage of time in service and the amount of regulation provided in the first quarter of 2011 are not consistent with prior results. In late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the flywheels for shipment to NorthWestern Energy.

In 2010, we began work on the ARPA-E contract, for which we expect to earn $2.2 million over a two-year period.  This contract was only 5.4% complete as of the end of 2010.  We completed an additional 7.2% of this contract during the first quarter of 2011.  Additionally, in 2010 we were awarded a $2 million grant from NYSERDA, $1.5 million of which will be accounted for as a reduction in the Stephentown project cost, $100,000 which will be used to build a visitor center in Stephentown, New York, and $400,000 of which will be earned through the completion of non-SRS related project milestones (of which $180,000 has been recognized as grant revenue based on percentage of completion as of December 31, 2010).   No additional revenue was recognized from the NYSERDA grant during the first quarter of 2011; however, approximately $44,000 has been accrued as a reduction of Stephentown project costs during this quarter. In the first quarter of 2010, contract revenue was earned from the PNNL contract (which was completed in 2010) and for the Tehachapi contract.  The Tehachapi contract is nearing completion as of the end of the first quarter of 2011.

Cost of Goods Sold

Cost of goods sold (COGS) for the three months ended March 31, 2011, and 2010 was as follows:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$269	$141	$128	$143	$104	$39
Contract	164	164	—	79	79	—
Inverters and APS credits	13	—	13	13	—	13
Total	$446	$305	$141	$235	$183	$52

COGS, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales increased from approximately $183,000 in the first quarter of 2010 to approximately $305,000 during the first quarter of 2011.

COGS for frequency regulation services includes the cost of energy and, for our Tyngsboro resources providing service through the ISO-NE pilot program, it also includes retail transmission and distribution (T&D) charges.  During the three months ended March 31, 2011 and 2010, approximately one third of our frequency regulation COGS for the ISO-NE pilot program represented the cost of energy; the remaining two thirds consisted of T&D charges from the local utility.  We incurred the T&D charges because our pilot storage assets are connected to the grid through distribution-level power lines. Our gross margin for our ISO-NE pilot program was 18.4% and 27.4%, for the quarters ended March 31, 2011 and 2010, respectively.  The decrease in gross margin in 2011 is due primarily to the combined effect of higher energy clearing prices in the New England market, and higher net energy usage due to less efficient operation of our systems during testing of new flywheels prior to transporting them to Stephentown.  We earned a 56% gross margin at our Stephentown facility for the quarter ended March 31, 2011. We expect our gross margin to improve once all 20 MW are online and we complete the optimization and tuning of the control algorithms.

COGS for R&D contracts is being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs.  Since our contracts were granted on a cost-share basis for which the cost share was previously reserved, the gross margin is zero and the COGS increase is commensurate with the increase in revenue reported.

COGS sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully-written off during a prior year.  There is no cost of sales associated with the sale of APS credits.

Operations and Maintenance Expense

For the three months ended March 31, 2011, operations and maintenance (O&M) expenses decreased by $343,000, or 36%.  Significant changes in spending are explained in the table shown below.

	Three months ended March 31,	Comment
	(in thousands)
Period ended March 31, 2010	$967
Subcontractors and consultants	486	Increase due primarily to costs associated with the interconnection and substation at Stephentown.
Expense materials	92	Increased spending for small tools and equipment, tooling and non-recurring expenses, production supplies and repairs to capitalized equipment in Stephentown.
Salaries and benefits	140	Increased staffing to build, install and commission our flywheels and ancillary equipment at our Stephentown facility, along with higher costs for benefits, particularly employee health insurance.
Occupancy and repairs	(66)	2010 costs included repairs to our roof, partially offset by 2011 increases in equipment maintenance and repair costs.
Legal	253	Increase due to legal costs associated with required monitoring the monthly disbursements from the DOE loan.
Allocations and overhead	(1,277)	Represents higher overhead applied to capital assets based on increasing production levels.
Other	29	Primarily increases in software maintenance, stock compensation, supplies and travel costs.
Period ended March 31, 2011	$624

Research and Development Expense

For the three months ended March 31, 2011, research and development (R&D) expenses decreased by $842,000, or 41%. Significant changes in spending are explained in the table shown below.

	Three months ended March 31,	Comment
	(in thousands)
Period ended March 31, 2010	$2,072
Expense materials	(555)	In 2010, expense materials for R&D primarily related to work developing lower cost components for our flywheels. R&D efforts have been scaled back in 2011 to conserve cash.
Salaries and benefits	(190)	Salaries and benefit expenses decreased primarily to higher capitalization of such costs, lower labor amounts charged to R&D manufacturing and decreased contract labor costs.
Subcontractors and consultants	82	Increased use of contractors.
Allocations and overhead	(192)	Increase in overhead allocated to ARPA-E contract ($105K), combined with an increase in capitalized overhead for the Stephentown project.
Stock Compensation	35	Stock compensation increase due to the 2011 option grant to the officers.
Other	(22)	Reductions in legal, occupancy, software maintenance and outside testing costs, which were partially offset by slight increases in hiring and travel costs
Period ended March 31, 2011	$1,230

Selling, General and Administrative Expense

For the three months ended March 31, 2011, selling, general and administrative (SG&A) expenses increased by approximately $487,000, or 25%, period over period.  Significant changes in spending are explained in the table shown below.

	Three months March 31,	Comment
	(in thousands)
Period ended March 31, 2010	$1,946
Subcontractors and consultants	(159)	Less use of consultants.
Legal, audit and professional fees	94	Primarily due to increase in legal costs associated with potential sales and regulatory affairs aimed at supporting pay-for-performance.
Salaries and benefits	289	Increase due to new hires made later in 2010, primarily to support the administrative cost of managing the Stephentown project and market sale of turnkey systems.
Hiring Expense	(30)	Cost associated with new hires in 2010; there were no new SG&A hires in 2011.
Travel	44	Increase in travel, especially international travel.
Public company / investor relations	187	Increase due to commissions paid to investment bankers as investors exercised preferred stock warrants.
Stock Compensation	116	Increase due to 2011 option grants made to officers.
Small tools and equipment	(17)	Fewer PCs purchased than during prior year; in part because there were no new hires.
Allocations and overhead	(20)	Increase represents general and administrative overhead allocated to the ARPA-E contract.
Other	(17)	Reduction in miscellaneous costs.
Period ended March 31, 2011	$2,433

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products and the design of frequency regulation plants.  As such, the work has supported our core research and development effort.  Most of these contracts have been structured on a cost-share basis, for which the expected cost-share has been recorded as a contract loss at inception. Each quarter we perform an estimate-to-complete analysis, and any increases are recognized in the period in which they are determined.  No loss reserve adjustments were considered necessary during the quarters ended March 31, 2011 and 2010 respectively.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $530,000 during the three months ended March 31, 2010, to approximately $786,000 for the same period in 2011, an increase of approximately $256,000, or 48%.  The increase in depreciation and amortization results primarily from the capitalization of flywheel and related equipment that was placed into service in the first quarter of 2011 in Stephentown. As of March 31, 2011, we had approximately $29.8 million in CIP of which approximately $17.3 million is for flywheels or materials to build flywheels and approximately $16.2 million are costs related to the construction of our Stephentown facility.

Interest and Other Income (Expense), net

Average cash balances during the first three months of 2011 were approximately $11.6 million lower than during the same period in 2010. In addition, interest rates were significantly lower in 2011.  As a result of the lower interest rates, interest income for the first three months of 2011 was approximately $3,900 lower than during the first three months of 2010.

Interest expense for the three months ended March 31, 2011, and 2010, was as follows:

	Three months ended March 31,
	2011	2010
Cash paid for interest - notes payable	$61,492	$81,974
Make-whole dividends paid upon conversion of redeemable preferred stock	641,824	—
Subtotal - cash paid for interest	703,316	81,974
Accrued interest and interest added to FFB loan	211,357	—
Amortization of MassDev warrants	11,568	13,620
Less: Interest capitalized	(224,981)	(9,244)
Net interest expense	$701,260	$86,350

Interest expense for the three months ended March 31, 2011 is approximately $615,000 higher than in the comparable period in 2010 due to interest related to the FFB loan and make-whole cash dividends paid upon conversion of redeemable preferred stock. Interest on that loan is payable quarterly; however, during the construction period we have the option to defer the interest payments by adding them to the principal loan balance. We chose to defer the interest payment that was due on March 15, 2011.

Other expense for the quarter ended March 31, 2011, represents primarily a loss on currency exchange.

Non-cash interest related to preferred stock and associated warrants

Non-cash interest related to preferred stock and associated warrants for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
Non- cash interest income (expense):	2011	2010
Expense dividends prepaid at end of prior period	$(62,886)	$—
Dividends paid in common stock with conversions	(32,546)	—
Dividends paid in common stock with redemptions	(41,715)	—
Interest expense on redemption of preferred stock	(2,069,711)	—
Interest expense on exercise of preferred warrants	3,266,344	—
Interest expense on exercise of common warrants	(224)	—
Cash repaid for dividend overpayment	—	—
Fair value adjustment to preferred stock	(15,599)	—
Fair value adjustment to preferred stock warrants	(41,733)	—
Fair value adjustment to common stock warrants	(561,826)	—
Subtotal	440,104	—
Less: prepaid dividends	9,514	—
Non-cash interest expense as of March 31, 2011	$449,618	$—

Loss on extinguishment of debt

Loss on extinguishment of debt of approximately $6,503,000 for the three months ended March 31, 2011, is a non-cash item representing the gain or loss recognized when investors voluntarily converted their mandatorily redeemable convertible preferred stock for common stock. The gain or loss was calculated as the difference between the fair value of the common stock and the fair value of the preferred stock as of the date of the conversion. During the first quarter of 2011, 7,960 shares of preferred stock with a stated value of $1,000 per share were voluntarily converted by their owners.  As of March 31, 2011, there were 748 shares of preferred stock outstanding, and 1,785 preferred stock warrants outstanding. The amount of any additional gains or losses in 2011 will vary based on the amount of preferred stock that is converted and the fair value of our common stock at the date of such conversion.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended March 31, 2011 was approximately $11,724,000, which represents an increase in the loss of approximately $6,184,000, or 112% over the same period in 2010, primarily due to non-cash expenses related to the preferred stock and related warrants and make-whole cash dividends paid to investors when they converted their preferred shares to common stock.  The loss from operations for the three months ended March 31, 2011 was $4,932,000, which represents a decrease of approximately $530,000, or 9.7%, compared to the loss from operations for the first quarter of 2010.

Liquidity and Capital Resources

	Year ended March 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$5,445	$17,508
Working capital	(9,987)	13,920
Cash provided by (used in)
Operating activities	(6,739)	(5,848)
Investing activities	(8,787)	(2,477)
Financing activities	10,106	3,228
Net decrease in cash and cash equivalents	$(5,420)	$(5,097)
Current ratio	0.4	3.8

Our first 20 MW plant is being financed by the $43 million loan guaranteed by the DOE and provided by the FFB, together with $26 million of cash and in-kind assets that we contributed to the project on August 6, 2010, upon closing the loan. We receive monthly disbursements from this loan, based upon eligible project spending, subject to the satisfaction of certain conditions.  We have approximately $5.5 million cash on hand as of March 31, 2011, and an additional $3.1 million which belongs to SRS (included in Restricted cash on our Consolidated Balance Sheet).  The terms of the FFB Loan Documents require us to establish and maintain collateral cash accounts with the Collateral Agent. The Collateral Agent has sole dominion and control over, and the exclusive right of withdrawal from, all project accounts other than the operating disbursement and the maintenance reserve accounts, neither of which was funded as of March 31, 2011.  All SRS revenue must be deposited in the collateral cash account for subsequent flow to the remaining project accounts, as mandated under the terms of the FFB Loan Documents.  These documents establish a “waterfall” for the distribution of project revenues.  The Collateral Agent is responsible for administering the cash accounts in accordance with the terms of the FFB Loan Documents.

Working capital at March 31, 2011, is negative, in part due to the preferred stock, preferred warrant and common stock liabilities, which totaled approximately $4.8 million as of March 31, 2011.  We expect these liabilities to be settled in common stock, rather than cash.  The other factors impacting our working capital relate to the timing of disbursements from the FFB loan.  Since we are only able to draw on the FFB loan once per month, at any given point in time our current liabilities may include a substantial amount that is loan-eligible.  The March loan draw of approximately $4.3 million was not received until April 1, 2011.  As of March 31, 2011, accounts payable and accrued liabilities included approximately $4.8 million related to the Stephentown project.

Our cash requirements depend on many factors including, but not limited to, the cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs, as well as sales, general and administrative expenses.  Since we are still in the development stage and have not yet generated significant revenue from our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  The terms of the FFB loan require us to escrow a significant amount of the cash generated from SRS operations in 2011 to create required reserves for debt service, maintenance, and ongoing operations. We expect to make significant expenditures this year and beyond to fund our operations, increase our manufacturing capacity, and build and deploy our frequency regulation plants. To implement our business plan, we will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis. Although the Stephentown plant began generating revenue in January 2011, the terms of the FFB loan require us to escrow a significant amount of the cash expected to be generated from SRS operation in 2011 to create required reserves for debt service, maintenance and ongoing operations.  We estimate that we will need to raise an additional approximately $12 to $17 million during 2011 in order to fund operations, $2 million of which is anticipated from the callable preferred stock warrants issued in December 2010.

We expect to complete the Stephentown plant in the second quarter of 2011. We have sufficient funding in place to do so, with proceeds from the FFB loan and the balance of cash we contributed as equity that is currently reflected on the balance sheet as Restricted Cash.

Our second plant will be in Hazle Township, Pennsylvania, and will be funded, in part, with a $24 million DOE Stimulus Grant that was awarded on January 1, 2010. Since that time, we have been involved with pre-construction preparation under Phase I of the grant agreement. This included filing for interconnection, completion of a system impact study, and completion of a draft environmental assessment. In April 2011, we were approved by DOE to proceed to Phase II tasks, subject to final expected approval of the revised project budget.  We expect the project budget to be approved before the end of the second quarter of 2011.  Phase II tasks include the procurement of all materials and components, flywheel manufacturing and delivery, and complete plant construction. The exact timing and pace of manufacturing and construction activities will depend on the receipt of additional funding. We are pursuing project financing alternatives to satisfy these requirements, which may include debt or equity in addition to a potential $5 million grant from the Commonwealth of Pennsylvania, although there is no guarantee that we will receive any such grant. We expect to require approximately $26 million in additional financing to complete this plant.

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

Operating Activities

Net cash used in operating activities was approximately $6,739,000 and $5,848,000 for the three months ended March 31, 2011, and 2010, respectively.  The primary component of the negative cash flows from operations is from our net losses.  For the three months ended March 31, 2011, we had a net loss of approximately $11,724,000.  Adjustments to reconcile net loss to cash flow in 2011 include non-cash stock compensation of approximately $286,000, depreciation and amortization of approximately $786,000, interest expense on warrants of approximately $11,000, non-cash loss relating to conversion of preferred stock of approximately $ 6,502,000, non-cash interest relating to redemption of preferred stock of approximately $2,070,000, fair value adjustment on preferred stock, preferred stock warrants and common stock warrant liabilities of approximately $619,000, preferred stock dividends paid in common stock of approximately $128,000, partially offset by a net increase in deferred rent of approximately $40,000, non-cash interest on exercise of preferred warrants of approximately $3,266,000 and changes in operating assets and liabilities of approximately $2,111,000.

During the same period in 2010, we had a net loss of approximately $5,540,000.  Adjustments to reconcile net loss to cash flow for the period include non-cash stock compensation of approximately $127,000, depreciation and amortization of approximately $530,000, interest expense on warrants of approximately $14,000, partially offset by a net increase in deferred rent of approximately $33,000 and changes in operating assets and liabilities of approximately $946,000.

Investing Activities

Net cash used in investing activities was approximately $8,787,000 and $2,477,000 for the three months ending March 31, 2011, and 2010, respectively.  The principal use of cash in 2011 was the purchase and manufacture of property and equipment in the amount of approximately $9,249,000 (net of related payables and accruals), increase of restricted cash of approximately $122,000, and increase in other assets (patents) of approximately $13,000, partially offset by advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $597,000.

For the three months ended March 31, 2010, the principal use of cash was the purchase of property and equipment in the amount of approximately $48,000, advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $2,401,000, and increase in other assets (patents) of approximately $28,000.

Financing Activities

Net cash provided by financing activities was approximately $10,106,000 and $3,228,000 for the first three months ending March 31, 2011 and 2010, respectively.  In 2011, funds were provided by loan draws on the FFB loan guaranteed by the DOE of approximately $6,420,000, preferred stock warrant exercises of approximately $3,215,000, and common warrant exercises of approximately $651,000. These were offset partially by cash paid for financing costs of approximately $5,000 and approximately $175,000 in repayment of the MassDev loan.

For the first three months of 2010, funds were provided by the sale of stock to an investor of approximately $1,520,000,  warrant exercises of approximately $2,233,000, partially offset by cash paid for financing cost (primarily for the DOE loan) of approximately $366,000 and approximately $159,000 in repayment of the MassDev loan.

The following table summarizes our commitments and debt payment obligations at March 31, 2011:

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$566,500	$2,876,466	$531,802	$—	$3,974,768
December 31, 2012	778,937		751,673	913,580	2,444,190
December 31, 2013	804,688		803,312	1,827,160	3,435,160
December 31, 2014	618,001		857,882	1,827,160	3,303,043
December 31, 2015	—		677,784	1,827,160	2,504,944
Thereafter	—		—	22,177,937	22,177,937
Total Commitments	$2,768,126	$2,876,466	$3,622,453	$28,572,997	$37,840,042
Non-cancellable purchase obligations:		$2,244,972
Less advance payments to suppliers		(255,366)
Non-cancellable purchase obligations net of advance payments:		$1,989,606

As of March 31, 2011, we had purchase commitments with our suppliers of approximately $2.9 million. Of this amount, approximately $2.2 million represents firm, non-cancelable commitments against which we have made advance payments totaling $255,000, leaving a net non-cancelable obligation of approximately $2.0 million as of March 31, 2011.  Total purchase commitments include approximately $737,000 for materials required to build the flywheels, electronic control modules and other ancillary equipment needed for Stephentown, of which approximately $698,000 are non-cancelable as of March 31, 2011. The remaining commitments are for equipment and other operating expenses.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk.  At March 31, 2011, we had approximately $1,095,000 of cash equivalents that were held in non-interest bearing checking accounts.  Also at March 31, 2011, we had approximately $4,613,000 of cash equivalents that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $4.3 million of our cash on hand at March 31, 2011, was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government fund.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2011.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended March 31, 2011.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011, and the additional or supplemented risk factor shown below.  Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

There is no guarantee that control optimization and adjustments to plant software and hardware required to maintain voltage and current parameters within required limits that are currently underway as part of our normal commissioning process will be completed on schedule.

We have installed all 200 flywheels and have successfully integrated and operated up to 14 MW of capacity (140 flywheels) at our Stephentown plant.  When operating at 14 MW, we observed some oscillation in the system that prevented us from increasing capacity further.  Consequently, we went offline for a period of time in April 2011 to install additional instrumentation needed to identify the control changes that will be required to allow full 20 MW operation of the plant within design parameters. We believe we have developed a complete solution, consisting primarily of software changes and minor hardware changes in the electronic control modules (ECMs).  Pending full implementation and testing of the solution, we have reduced the output of the plant to ± 10 MW. We are now in the process of implementing the solution, and anticipate meeting our goal of having all 20 MW fully online during the second quarter of 2011.  Although we are confident that we have identified the right solution, we do not have a testing facility of sufficient size to allow us to fully test these changes prior to implementing them in Stephentown.   There can be no assurance that we will be successful in resolving this issue within the expected time frame, and if we are not, it may adversely affect our profitability and cash flow.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and reserved)

Item 5.  Other Information

In early May 2011 SRS agreed in principle with the DOE to amend the Common Agreement dated as of August 6, 2010 (the “Common Agreement”) by and among SRS, as Borrower; the DOE, as Credit Party; the DOE, as Loan Servicer; and Midland Loan Services, Inc. (“Midland”), as Administrative Agent and Collateral Agent (in such capacity, the “Collateral Agent”). The amendment will become effective upon the execution of such amendment by the Secretary of the DOE, which we expect in the near future.

The amendment, among other things, will increase the amount required to be maintained in SRS’s debt service reserve account (the “Debt Service Reserve Requirement”) from an amount equal to two quarters of debt service to an amount equal to four quarters of debt service consisting of principal and interest, but only until the rolling 12-month debt service coverage ratio for any period of twelve consecutive calendar months which includes four quarterly principal and interest payment dates is at least 1.5 to 1.0.   The debt service coverage ratio for any period is the ratio of (i) SRS’s cash available to pay debt service for that period to (ii) the debt service required to be paid by SRS during that period.  This increase will be phased in over time, with the Debt Service Reserve Requirement being raised to an amount equal to three quarters of debt service on the second anniversary of the Physical Completion Date (as defined in the Common Agreement) and to an amount equal to four quarters of debt service on the third anniversary of the Physical Completion Date.  The amendment also will change the date by which the initial deposit is required to be made to the debt service reserve account from the Project Completion Date (as defined in the Common Agreement) to the first to occur of (a) the date on which the FFB has funded an advance requested by SRS in an amount equal to two quarters of debt service and deposited the proceeds of such advance to the debt service reserve account, (b) the second anniversary of the Physical Completion Date or (c) the Project Completion Date.  The amendment will further provide that an amount equal to four quarters of debt service consisting of principal and interest must be on deposit in the debt service reserve account before any dividends may be paid to Beacon.

Beacon has also agreed to amend its existing Corporate Guaranty dated as of August 6, 2010 (the “Corporate Guaranty”) to the DOE and the Collateral Agent to increase its potential obligations under the Corporate Guaranty from and after the Project Completion Date (as defined in the Common Agreement) from $2,397,000 to $5,000,000. The Corporate Guaranty will become effective upon the execution of the Corporate Guaranty by the Secretary of the DOE, which we expect in the near future.

The DOE requested the above changes in light of the currently historically low NYISO market pricing for Stephentown’s services.  The Company agreed to increase its corporate support of the Stephentown project as described above, because it believes that NYISO pricing will improve back towards historical pricing by the time that SRS is scheduled to make its first principal payment on the loan (September 2012).  We base this belief on internal analysis, on independent reports, and on the recent (February 2011) proposal by FERC to require grid operators under its jurisdiction to develop market pricing that reflects what is called pay-for-performance. The FERC proposal essentially recognizes that fluctuations in the grid can occur very quickly, and hence that frequency regulation that is provided very quickly (by fast-response suppliers such as Stephentown) is far more valuable to the grid than that which is provided more slowly (by slower-response suppliers such as fossil fuel generators).   If FERC finalizes this rule, we believe that the revenues earned by our merchant plants, including Stephentown, should increase significantly.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009.

3.5	(6)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated February 24, 2011.

3.6	(3)	Amended and Restated Bylaws, as amended.

3.7	(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

3.8	(5)	Certificate of Designations of Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on December 22, 2010.

10.1	(7)	Amended and Restated Employment Agreement between the Company and F. William Capp.

10.2	(7)	Amended and Restated Employment Agreement between the Company and James M. Spiezio.

10.3	(7)	Amended and Restated Employment Agreement between the Company and Matthew L. Lazarewicz.

10.4	(7)	Amended and Restated Employment Agreement between the Company and Judith F. Judson.

10.5	(7)	Form of Option Agreement between the Company and each of F. William Capp, James M. Spiezio, Matthew L. Lazarewicz and Judith F. Judson.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Form 10-K filed on March 17, 2008 (File No. 000-31973).
(2) Incorporated by reference from the Form 10-Q filed on August 6, 2009 (File No. 000-31973).

(3) Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).
(4) Incorporated by reference from the 10-K filed on March 30, 2006 (File No. 000-31973.).
(5) Incorporated by reference from the Form 8-K filed on December 22, 2010 (File No. 000-31973).
(6) Incorporated by reference from the Form 8-K filed on February 25, 2011 (File No. 000-31973).
(7) Incorporated by reference from the Form 8-K filed on March 8, 2011 (File No. 000-31973.).
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date: May 10, 2011	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

May 10, 2011	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer