Form 10-Q
period 2011-06-30
BEACON POWER CORP
filed 2011-08-09
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of August 5, 2011 was 28,368,027.

BEACON POWER CORPORATION AND SUBSIDIARIES
Table of Contents

ii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,376,784	$10,865,760
Accounts receivable, net	690,043	279,376
Unbilled costs on contracts in progress	110,950	66,725
Prepaid expenses and other current assets	588,997	725,862
Total current assets	6,766,774	11,937,723
Property and equipment, net	66,528,904	56,192,205
Restricted cash	3,202,856	3,228,933
Deferred financing costs	3,407,866	3,496,120
Advance payments to suppliers	478,828	851,984
Other assets	268,256	230,270
Total assets	$80,653,484	$75,937,235
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,185,150	$6,172,210
Accrued compensation and benefits	1,430,920	1,205,071
Other accrued expenses	2,089,783	4,260,769
Advance billings on contracts	3,572	26,409
Accrued contract loss	940,508	1,045,545
Deferred rent	177,183	164,308
Current portion of long term debt	688,410	661,215
Mandatorily redeemable convertible preferred stock	529,545	2,900,170
Preferred stock warrant liability - current	—	1,009,388
Common stock warrant liability	2,132,760	3,242,600
Total current liabilities	10,177,831	20,687,685
Long term liabilities:
Deferred rent	490,399	582,210
Long term debt, net of unamortized discount	40,973,168	25,169,568
Preferred stock warrant liability - long-term	—	864,012
Total long term liabilities	41,463,567	26,615,790
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized 28,107,318 and 20,967,529 shares issued at June 30, 2011 and December 31, 2010, respectively	281,073	209,675
Additional paid-in-capital	275,097,762	257,772,383
Accumulated deficit	(245,653,910)	(228,635,459)
Treasury stock, 42,169 shares at cost	(712,839)	(712,839)
Total stockholders’ equity	29,012,086	28,633,760
Total liabilities and stockholders’ equity	$80,653,484	$75,937,235

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$524,577	$165,540	$970,129	$401,020
Cost of goods sold (exclusive of items shown separately below)	325,294	72,048	631,091	255,141
Gross profit	199,283	93,492	339,038	145,879
Operating expenses:
Operations and maintenance	1,186,942	823,184	1,810,632	1,790,166
Research and development	1,402,500	1,889,331	2,632,432	3,961,768
Selling, general and administrative	2,915,922	2,430,113	5,348,462	4,375,648
Loss on contract commitments	—	(99,650)	—	(99,650)
Depreciation and amortization	903,043	545,642	1,689,014	1,075,478
Total operating expenses	6,408,407	5,588,620	11,480,540	11,103,410
Loss from operations	(6,209,124)	(5,495,128)	(11,141,502)	(10,957,531)
Other income (expense):
Interest income	2,369	779	7,343	9,627
Interest expense	(216,242)	(58,611)	(917,502)	(144,962)
Non-cash interest income related to preferred stock and associated warrants	2,018,258	—	2,467,876	—
Loss on extinguishment of debt	(876,880)	—	(7,379,465)	—
Other income (expense)	(12,593)	1,891	(55,201)	1,891
Total other income(expense),net	914,912	(55,941)	(5,876,949)	(133,444)
Net loss	$(5,294,212)	$(5,551,069)	$(17,018,451)	$(11,090,975)
Loss per share, basic and diluted	$(0.18)	$(0.29)	$(0.67)	$(0.61)
Weighted-average common shares outstanding	26,441,665	18,531,901	25,259,796	18,045,020

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,018,451)	$(11,090,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,689,014	1,075,478
Interest expense relating to issuance of warrants	22,603	26,738
Loss on extinguishment of debt	7,379,465	—
Non-cash interest income related to preferred stock and associated warrants	(2,467,876)	—
Stock-based compensation	724,249	375,321
Deferred rent	(78,934)	(66,061)
Changes in operating assets and liabilities:
Accounts receivable	(410,667)	(369,812)
Unbilled costs on government contracts	(44,225)	76,775
Prepaid expenses and other current assets	79,791	61,249
Accounts payable	(1,816,857)	227,112
Accrued compensation and benefits	225,849	(332,154)
Advance billings on contracts	(22,837)	(33,122)
Accrued loss on contract commitments	(105,037)	(201,507)
Other accrued expenses and current liabilities	(1,847,572)	1,094,031
Net cash used in operating activities	(13,691,485)	(9,156,927)
Cash flows from investing activities:
Restricted cash	26,077	(7)
Increase in other assets	(37,986)	(81,812)
Purchases and manufacture of property and equipment	(14,381,566)	(2,346,585)
Advance payments to suppliers (net)	373,156	(4,681,335)
Net cash used in investing activities	(14,020,319)	(7,109,739)
Cash flows from financing activities:
Stock offerings, net of expenses	(21,729)	1,513,354
Shares issued under employee stock purchase plan	43,244	60,522
Issuance of debt	16,155,582	—
Repayment of debt	(347,392)	(325,509)
Cash paid for financing costs	(49,510)	(944,142)
Preferred warrant exercises	5,000,000	—
Common warrant exercises	1,442,633	4,765,237
Net cash provided by financing activities	22,222,828	5,069,462
(Decrease) increase in cash and cash equivalents	(5,488,976)	(11,197,204)
Cash and cash equivalents, beginning of period	10,865,760	22,605,147
Cash and cash equivalents, end of period	$5,376,784	$11,407,943
Supplemental disclosure of cash flow information:
Cash paid for interest	$122,471	$149,213
Common Stock issued in lieu of dividends or to redeem or convert mandatorily redeemable preferred stock	$15,153,457	$—

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Stockholders’
Description	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, December 31, 2009	17,164,162.2	$1,716,416	$245,029,557	$(205,955,693)	42,169	$(712,839)	$40,077,441
Issuance of officer restricted stock units	3,705.2	371	(371)	—	—	—	—
Shares issued through ESPP	43,637.2	4,364	118,304	—	—	—	122,668
Stock-based compensation	—	—	858,467	—	—	—	858,467
Warrants issued to service provider	—	—	15,739	—	—	—	15,739
Redeemable preferred stock converted to common stock	301,577.7	30,158	672,903	—	—	—	703,061
Redeemable preferred stock redeemed for common stock	598,874.1	59,887	1,257,635	—	—	—	1,317,522
Stock issued for dividends on redeemable preferred stock	35,821.9	3,582	75,244	—	—	—	78,826
Issuance of stock for cash, net of issuance costs	992,963.0	99,296	2,138,468	—	—	—	2,237,764
Warrant exercises	1,826,787.5	182,679	5,719,359	—	—	—	5,902,038
Rounding for fractional shares	0.2	—	—	—	—	—	—
Adjust par value for reverse stock split	—	(1,887,078)	1,887,078	—	—	—	—
Net loss	—	—	—	(22,679,766)	—	—	(22,679,766)
Balance, December 31, 2010	20,967,529.0	209,675	257,772,383	(228,635,459)	42,169	(712,839)	28,633,760
Issuance of officer restricted stock units	2,633.0	27	(27)	—	—	—	—
Shares issued through ESPP	30,104.0	301	42,943	—	—	—	43,244
Stock-based compensation	—	—	724,249	—	—	—	724,249
Redeemable preferred stock converted to common stock	4,140,843.8	41,409	10,570,400	—	—	—	10,611,809
Redeemable preferred stock redeemed for common stock	2,020,022.2	20,200	4,399,215	—	—	—	4,419,415
Stock issued for dividends on redeemable preferred stock	60,699.5	608	121,625	—	—	—	122,233
Issuance of stock for cash, net of issuance costs	—	—	(21,729)	—	—	—	(21,729)
Warrant exercises	885,486.6	8,853	1,488,703	—	—	—	1,497,556
Rounding for fractional shares	(0.1)	—	—	—	—	—	—
Net loss	—	—	—	(17,018,451)	—	—	(17,018,451)
Balance, June 30, 2011	28,107,318.0	$281,073	$275,097,762	$(245,653,910)	42,169	$(712,839)	$29,012,086

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

Nature of Business

Beacon Power Corporation (collectively the “Company,” “Beacon,” “we,” “our,” or “us”) was incorporated on May 8, 1997, as a wholly owned subsidiary of SatCon Technology Corporation.  Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis.  In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $125.0 million as of June 30, 2011, through the sale of our stock and warrant exercises.

Prior to June 2011, we were accounted for as a development stage company under the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 915 because we had not yet generated a significant amount of revenue from our principal operations.  During June 2011, our Stephentown, New York, flywheel energy storage plant reached its full 20 megawatt (MW) capacity.  Since we are now generating significant revenue from our principal operations, as of June 30, 2011, we are no longer accounted for as a development stage company.

We expect to continue to increase revenues from the commercialization our Smart Energy Matrix™ flywheel system that provides frequency regulation services to the electricity grid in North America. We also expect to sell turnkey systems outright or on a fractional basis, both within the United States and internationally, that will also be used to provide frequency regulation as well as related energy balancing services. We believe that as we expand our production capabilities and continue to lower system costs, we will be able to market other cost-effective applications for our flywheel systems that will further expand revenues.

Operations

We have experienced net losses since our inception and, as of June 30, 2011, had an accumulated deficit of approximately $245.7 million. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

On August 6, 2010, our wholly-owned subsidiary, Stephentown Regulation Services, LLC (SRS), closed on a credit facility (the “FFB Credit Facility”) with the Federal Financing Bank (FFB), pursuant to which the FFB agreed to make loans to SRS from time to time in an aggregate principal amount of up to $43,137,019, subject to the terms and conditions set forth in the loan documents governing the FFB Credit Facility (collectively, the “FFB Loan Documents”).   The loans made to SRS by the FFB under the FFB Loan Documents are guaranteed by the U.S. Department of Energy (DOE).  Proceeds of the loans made under the FFB Loan Documents, together with $26 million of cash and in-kind assets contributed by Beacon through its wholly-owned subsidiary, Stephentown Holding LLC (“Holding”), are being applied to pay the estimated $69 million total project cost of our 20 megawatt (MW) frequency regulation plant in Stephentown, New York.  Advances under the FFB Credit Facility began in September 2010, and are based upon eligible project spending, with the last day for an advance of May 30, 2012.  Each loan disbursement is subject to the satisfaction of certain conditions.

We began earning frequency regulation revenue in January 2011 at our Stephentown plant. In June 2011, our Stephentown plan achieved its full 20-MW capacity.

On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system.  The system will be installed by us and operated in conjunction with the Dave Gates Generating Station (formerly known as the Mill Creek Generating Station), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy.  Our system is expected to be operational by the end of 2011. The initial term of the lease will be 15 months, which can be extended up to two additional 12-month terms at NorthWestern Energy’s option. NorthWestern Energy will pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease. At any point, NorthWestern Energy can opt to purchase the 1 MW system outright for approximately $4 million.  A portion of the lease payments made under the agreement would be applied to the purchase, depending on when the purchase is made.

In addition to the revenue we earned from our Stephentown plant, we also earned frequency regulation revenue during the first half of 2011 from approximately 1 MW of capacity operating at our Tyngsboro facility under the ISO-NE pilot program. During the first half of 2010, we had 3 MW in service at this site; however, during the third quarter of 2010 we redeployed a portion of those assets to the Stephentown plant in partial fulfillment of our equity contribution to SRS.  In April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the remaining flywheels for shipment to NorthWestern Energy.  In July 2011, we resumed limited participation in this pilot program.

We plan to increase revenues by building and operating additional 20 MW facilities. We have been awarded a $24 million DOE Smart Grid stimulus grant to support a plant in Hazle Township, Pennsylvania, which is in the Mid-Atlantic ISO (PJM) region.  In April 2011, we were approved by the DOE to proceed to Phase II tasks, subject to final expected approval of the revised project budget.  We expect the project budget to be approved before the end of the third quarter of 2011. Once formally approved, we will be allowed to draw Phase II funds of up to 95% of the $24-million grant.  Under Phase I, we were limited to a spending cap of 4% of the grant amount.  We have site control and have filed an interconnection application and DOE has completed and approved the environmental assessment for the Hazle Township site.

We are identifying other plant locations for future merchant facilities, as well as marketing our systems to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants in those markets on a turnkey basis.  Additionally, we are exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids, frequency response, as well as military applications.  In September 2010 we were awarded a two-year $2.2 million ARPA-E contract to develop the initial design of a new type of flywheel that would have the capability of delivering four times the energy as our current Gen4 flywheel.  If successful, this new flywheel design would be capable of delivering 100 kW for up to one hour.  Additional effort would be required once a design is developed before this new flywheel could be commercialized. Target applications for this device would include ramp mitigation for wind and solar generation whose power output may exceed local ramp rate limitations, demand limiting for commercial, industrial, institutional and government facilities that pay high electricity demand charges, and back-up power supply for a portion of the Uninterruptable Power Supply (UPS) market that requires extended time to achieve orderly shutdown because the customer lacks back-up generation capability.

To continue to build merchant plants, fund operations and continue as a going concern, we will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. Although the Stephentown plant began generating revenue in January 2011, the terms of the FFB loan require us to escrow a significant amount of the cash expected to be generated from SRS operations in 2011 and beyond to create required reserves for debt service, maintenance and ongoing operations. We estimate that we will need to raise an additional $5 to $10 million during 2011 to fund operations into the second quarter of 2012.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011, respectively.  In management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have incurred significant losses of approximately $245.7 million since our inception including losses during the six months ending June 30, 2011, of approximately $17.0 million.  We have approximately $5.4 million of cash and cash equivalents on hand at June 30, 2011, which, in combination with the proceeds from the FFB loan and the remaining $3 million we contributed to SRS for the Stephentown project, is adequate to fund the remaining costs associated with the Stephentown facility, fund the necessary SRS reserves and finance our operations into the fourth quarter of 2011.  Since our cash needs beyond that point exceed the cash we expect to generate from operations, we may be unable to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Certain prior period amounts have also been reclassified to be consistent with current period reporting. Deferred financing costs and other current assets have been reclassified such that the individual components (deferred financing costs, advance payments to suppliers, and other assets) are now shown separately. In addition, on the cash flow statement, purchases and manufacture of property and equipment are now shown net of related payables and accruals. Also, the components of  non-cash interest income related to the preferred stock and associated warrants  have been combined in the cash flow statement.

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiaries, Beacon Power Securities Corporation, Holding and SRS.  In September 2008, we established two additional wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC, which remain inactive as of June 30, 2011. The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period as adjusted retroactively for the effect of the reverse stock split that was effective February 25, 2011. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three and six-month periods ended June 30, 2011, and 2010, reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

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

Debt recorded at par value or stated value

The Massachusetts Development Finance Agency (MassDev) and FFB loans are recorded on our balance sheet at par value or stated value adjusted for unamortized discount or premium. Discounts and premiums for debt recorded at par value or stated value generally are capitalized and amortized over the life of the debt and are recorded in interest expense using the effective interest method. Such costs are amortized over the life of the debt and are recorded in depreciation and amortization expense.

Debt or derivative liabilities recorded at fair value

Costs related to the issuance of debt for which we have elected the fair value option are recognized in current earnings. We have elected not to mark our MassDev or FFB loan to market through the income statement. However, we have three instruments that are recorded as debt or derivatives which we have elected to mark to fair value through earnings: our mandatorily redeemable convertible preferred stock, our preferred stock warrants (which had been fully-exercised as of June 30, 2011), and the common stock warrants issued in conjunction with our preferred stock. We determine fair value for these instruments as of the end of each reporting period, and we reduce the amount outstanding for any redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Interest expense.

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

•                  Redemptions

We expect to redeem the balance of our preferred stock by issuing common stock. The difference between the fair value of the preferred stock and the fair value of the common stock on the date the common stock issued is charged or credited to Non-cash interest income (expense).

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

• Preferred Stock Warrants

We accounted for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were mandatorily redeemable, which obligated us to transfer assets at some point in the future. (See Note 11.) The warrants were subject to re-measurement to fair value at each balance sheet date and any changes in fair value were recognized in Non-cash interest, net, on the consolidated statements of operations. As the warrants were exercised, the warrant liability was reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise was charged or credited to Non-cash interest.  As of June 30, 2011, there were no preferred stock warrants outstanding.

• Common Stock Warrants

We have issued common stock warrants in connection with the December 2010 preferred stock offering. (See Note 13.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

Lease Obligation and Deferred Rent

In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 15,000 shares of our common stock and a warrant exercisable for 50,000 shares of our common stock in return for lower cash payments under the lease. (See Note 8.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) Topic 840, “Leases,” these reimbursements have been credited to “Deferred Rent,” and we have recorded rent expense on a straight-line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Deferred rent — long term.”

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

Advance payments to suppliers

Advance payments to suppliers represent payments made in advance of receipt for services or custom materials used in the manufacture of our flywheels or frequency regulation facilities. Advance payments are relieved when the materials or services are received. The advance payments are for the construction of our merchant plants, and therefore they are recorded as non-current assets.

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products, design of a frequency regulation plant, design of a flywheel for use by the Navy in their electric ships, and other work that supports our core research and development efforts.  Most of these contracts have been structured on a cost-share basis for which the expected cost share has been recorded as a contract loss.  The “cost” basis allowable on these contracts is based on government-allowable overhead rates, which differ from overhead rates required by GAAP.  In particular, most of our stock compensation expense is not an allowable cost for the purposes of calculating government-allowable rates.  As a consequence, we may incur losses on our financial statements even for contracts granted on a cost-plus-fixed fee basis.  We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue.  Each quarter, we perform an estimate-to-complete analysis, and any increases to our reserve for contract losses are recognized in the period in which they are determined.

Stock-Based Compensation

We account for stock-based compensation for employees in accordance with ASC Topic 718, “Compensation-Stock Compensation.” Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. The fair value of the options on their grant date is measured using the Black-Scholes option pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of ASC Topic 718 apply to grants issued since January 1, 2006, (the effective date) and to grants that were outstanding as of that date that are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period.

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

No asset impairment charges were considered necessary for the three or six months ended June 30, 2011, or 2010.  However, should regulation pricing in the New York Independent Service Operator (NYISO) market decline and not be offset by performance-based pricing, or should we experience significant unexpected  cost increases, our Stephentown plant may become impaired in the future.

Revenue Recognition

We earn revenue from several sources, which are accounted for as follows:

•      Frequency Regulation Revenue

Revenue from frequency regulation is recognized when it has been earned and is realized or realizable. Revenue from services is earned either as the services are performed or when they are complete and is considered realizable once the customer has committed to pay for the services and the customer’s ability to pay is not in doubt.  Frequency regulation revenue is calculated on an hourly basis as services are provided, based on formulas specific to the tariffs in effect at the applicable ISO, at bid award rates that are published by the ISO.  Frequency regulation service revenue is calculated using the applicable rates and formulas as services are provided.

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

Cost of Goods Sold

For frequency regulation services, cost of goods sold represents the cost of energy. Cost of goods sold for our research and development contracts is calculated on a percentage-of-completion basis, using the same percentage of contract costs (up to the total contract revenue amount) as is used to calculate revenue. In the event that expected costs exceed the total contract revenue amount, the excess costs are charged to contract loss. We value our products at the lower of cost or market.  Costs in excess of this measurement are expensed in the period in which they are incurred.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.   We keep our cash investments with high-credit-quality financial institutions or Treasury funds.  At June 30, 2011, substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 0.02% to 0.36%.  At June 30, 2011, we had approximately $1,648,000 of cash equivalents that were held in non-interest bearing checking accounts.  Also at June 30, 2011, we had approximately $6,932,000 of cash equivalents (including approximately $3,203,000 in cash equivalents shown on our balance sheet as “Restricted Cash”) that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $3.6 million of our cash on hand at June 30, 2011, was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

At June 30, 2011, one of our third-party suppliers represented approximately 17% of the outstanding balance of our accounts payable and accrued liabilities. Excluding the limited revenue earned in our ISO-NE pilot program, we have one customer for our regulation services, NYISO, who is also the supplier for the cost of goods sold related to those services, e.g., the cost of energy.  The market rates for both energy and frequency regulation can fluctuate significantly from hour to hour, and we have limited control over both rates.

Recently Issued or Adopted Accounting Pronouncements and Regulations

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  We do not expect the adoption of ASU 2011-04 to significantly impact our consolidated financial statements.

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

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$5,376,784	$5,376,784	$—	$—
Long Term Assets
Restricted cash	3,202,856	3,202,856	—	—
Total Assets	$8,579,640	$8,579,640	$—	$—

Current Liabilities
Mandatorily redeemable convertible preferred stock	$529,545	$—	$—	$529,545
Common stock warrant liability	2,132,760	—	—	2,132,760
Total Liabilities	$2,662,305	$—	$—	$2,662,305

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$10,865,760	$10,865,760	$—	$—
Long Term Assets
Restricted cash	3,228,933	3,228,933	—	—
Total Assets	$14,094,693	$14,094,693	$—	$—

Liabilities
Mandatorily redeemable convertible preferred stock	$2,900,170	$—	$—	$2,900,170
Preferred stock warrant liability - current	1,009,388	—	—	1,009,388
Common stock warrant liability	3,242,600	—	—	3,242,600
Total Current Liabilities	7,152,158	—	—	7,152,158
Long Term Liabilities
Preferred stock warrant liability - long term	864,012	—	—	864,012
Total Liabilities	$8,016,170	$—	$—	$8,016,170

There were no significant transfers between levels in the periods ended June 30, 2011, or December 31, 2010.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2011:

	Three months ended June 30, 2011
	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Beginning balance March 31, 2011	$283,964	$710,537	$3,801,115	$4,795,616
Issued	677,516	—	—	677,516
Conversions to Common Stock	(377,192)	—	—	(377,192)
Redemptions	(262,800)	—	—	(262,800)
Exercises	—	(710,537)	(164,379)	(874,916)
Adjustment to fair value	208,057	—	(1,503,976)	(1,295,919)
Transfers in and or out of Level 3	—	—	—	—
Balance as of June 30, 2011	$529,545	$—	$2,132,760	$2,662,305

	Six months ended June 30, 2011
	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Beginning balance December 31, 2010	$2,900,170	$1,873,400	$3,242,600	$8,016,170
Issued	1,830,768	—	—	1,830,768
Conversions to Common Stock	(3,232,344)	—	—	(3,232,344)
Redemptions	(1,192,705)	—	—	(1,192,705)
Exercises	—	(1,915,133)	(167,690)	(2,082,823)
Adjustment to fair value	223,656	41,733	(942,150)	(676,761)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30, 2011	$529,545	$—	$2,132,760	$2,662,305

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

Valuation—Methodology and Significant Assumptions

The estimate of the fair value of the securities noted above as of the valuation date is based on the rights and privileges afforded to each class of equity.  The valuation of derivative instruments utilized certain estimates and judgments that affect the fair value of the instruments.  Fair values for our derivatives are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future.

In estimating the fair value of the preferred stock and warrants, the following methods and significant input assumptions were applied:

Methods

A Black-Scholes option pricing model was utilized to estimate the fair value of the mandatorily redeemable convertible preferred stock, preferred stock warrants and common stock warrants on June 30, 2011, and December 31, 2010.  The option pricing model relies on financial theory to allocate value among different classes of stock based upon a future “claim” on value.  The equity claim of the securities is equivalent to a series of call options at various breakpoints, which are determined by the necessary equity required for the diluted common stock price to reach the exercise price of the different equity instruments.  The change in option values represents the equity that is to be allocated among the different classes of stocks.  In estimating the fair value of the preferred stock, preferred stock warrants and common stock warrants, the following significant inputs and assumptions were applied as of June 30, 2011, and December 31, 2010:

Inputs	June 30, 2011	December 31, 2010
Equity value based on stock closing price at reporting date	$33,728,782	$46,035,791
Exercise price	$1,000	$1,000
Time to maturity	3 - 5 years	3 - 5 years
Stock volatility	88% - 92%	89% - 92%
Risk-free rate	0.81% - 1.76%	1.02% - 2.01%
Dividend rate	0%	0%
Non-exercise period	NA	NA

Significant Assumptions

•                  Due to the difficult nature of accurately estimating a potential exit event, we calculated the fair value using both a 3-year and a 5-year model. The fair values used are an average of value calculated using these two maturities.

•                  Stock volatility was estimated by annualizing the daily volatility of our stock price during the historical period preceding the valuation date and measured over a period corresponding to the remaining life of the instruments.  Historic stock prices were used to estimate volatility as we did not have trade options as of the valuation dates.

•                  Based on our historical operations and management expectations for the near future, our stock was assumed to be a non-dividend paying stock.

•                  The quoted market price of our stock was utilized in the valuations because the derivative guidance requires the use of quoted market prices without considerations of blockage discounts, i.e., an amount or percentage deducted from the current market price of a publicly traded security to reflect the decrease in the per share value of a block of those securities that is of a size that could not be sold in a reasonable period of time given normal trading volume.

The quoted market price of our stock as of the measurement dates and expected future stock prices were assumed to reflect the dilution upon conversion of the instruments to shares of common stock.

Note 4.  Accounts Receivable

Our accounts receivable include amounts due from customers and are reported net of a reserve for uncollectible accounts as follows:

	June 30, 2011	December 31, 2010
Accounts receivable, trade	$690,043	$279,376
Allowance for doubtful accounts	—	—
Accounts receivable, net	$690,043	$279,376

There was no allowance for doubtful accounts as of June 30, 2011, or December 31, 2010.  All accounts are expected to be collected.

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. As of June 30, 2011, and December 31, 2010, our accounts receivable balance included holdbacks of approximately $48,000 and $19,000, respectively.

Note 5.  Property and Equipment

Details of our property and equipment follow:

	Estimated	As of:
	Useful Life	June 30, 2011	December 31, 2010
Construction in Progress	Varied	$2,984,130	$41,227,183
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	36,950,636	6,241,732
Smart Energy Matrix™ installations - fungible	20 years	13,085,600	2,526,337
Smart Energy Matrix™ installations - non-fungible	20 years	8,515,478	—
Machinery and equipment	5 - 10 years	2,857,305	2,696,752
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	728,771	798,263
Office equipment and software	3 years	1,170,871	1,084,720
Leasehold improvements	Lease term	7,888,067	7,804,606
Equipment under capital lease obligations	Lease term	540,059	563,783
Total		$74,930,167	$63,152,626
Less accumulated depreciation and amortization		(8,401,263)	(6,960,421)
Property and equipment, net		$66,528,904	$56,192,205

The “Land” shown in the schedule above represents the cost of land for our Stephentown, New York frequency regulation plant. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in service. Smart Energy Matrix™ installations, otherwise referred to as “balance of plant,” represent the ancillary equipment required to operate our systems; construction costs charged by the contractor; equipment installation, testing and commissioning expenses; and capitalizable soft costs, such as permits, interconnection costs and capitalized interest.  The balance of plant costs are separated between those that are considered “fungible” and those that are “non-fungible.”  Fungible equipment is equipment that can be relocated to other sites, whereas non-fungible costs represent either equipment that cannot be moved, or “soft” costs such as capitalized interest.  The Smart Energy Matrix™ costs shown above also relate to equipment and costs in Stephentown or Tyngsboro.

The components of “Construction in progress” (CIP), which represent costs related to assets that have not yet been placed into service and for which no depreciation expense has been taken, were as follows:

	As of:
	June 30, 2011	December 31, 2010
Materials to build production flywheels	$2,208,090	$757,913
Smart Energy 25 flywheels	213,998	23,481,822
Smart Energy Matrix™ in progress	326,421	16,455,318
Deposits and other costs related to the acquisition of land for frequency regulation systems	49,581	48,587
Machinery and equipment	169,696	103,590
Software	—	121,620
Leasehold improvements	16,344	258,333
Construction in progress	$2,984,130	$41,227,183

As of June 30, 2011, and December 31, 2010, approximately $2,798,000 and $40,744,000, respectively, of the total shown as CIP represent completed flywheels not yet in service, materials to build flywheels and other costs related to the Smart Energy Matrix™ installations at sites where we may build frequency regulation plants in the future.

Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease.  Estimated exit costs of approximately $267,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system operating outside of our facility were previously expensed and carried in accrued expenses.  Machinery and equipment and leasehold improvements include approximately $54,000 in estimated exit costs as of June 30, 2011, and December 31, 2010, that are being depreciated over the remaining life of the lease.  In addition, we paid the Town of Stephentown, New York, $75,000 to be held in escrow to cover any land clearing or exit costs at that site.  This amount is included in “Property and Equipment, net” on our balance sheet as of June 30, 2011.

Note 6.  Deferred Financing Costs

Details of our deferred financing costs are as follows:

	June 30, 2011	December 31, 2010
FFB loan guaranteed by the DOE	$3,454,584	$3,456,781
MassDev loan	90,517	90,517
Other prepaid finance costs	47,173	—
	3,592,274	3,547,298
Less accumulated amortization	(184,408)	(51,178)
Total	$3,407,866	$3,496,120

Deferred financing costs are amortized over the life of the debt using the effective interest method.

Note 7.  Other Assets

Other assets represent deferred costs for patents, and are as follows:

	June 30, 2011	December 31, 2010
Patents	$280,816	$238,296
Less accumulated amortization	(12,560)	(8,026)
Net other assets	$268,256	$230,270

Note 8.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of June 30, 2011, and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
December 31, 2011	$566,500	$3,868,499	4,434,999
December 31, 2012	778,937		778,937
December 31, 2013	804,688		804,688
December 31, 2014	618,001		618,001
December 31, 2015 and thereafter	—		—
Total Commitments	$2,768,126	$3,868,499	$6,636,625
Non-cancellable purchase obligations:		$2,252,882
Less advance payments to suppliers		(478,828)
Non-cancellable purchase obligations net of advance payments:		$1,774,054

As of June 30, 2011, we had purchase commitments with our suppliers of approximately $3.9 million. Of this amount, approximately $2.3 million represents firm, non-cancelable commitments against which we have made advance payments totaling $479,000, leaving a net non-cancelable obligation of approximately $1.8 million as of June 30, 2011.

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

We provided our landlord with a $200,000 irrevocable letter of credit securing our performance under the lease. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expenses were approximately $147,000 and $294,000 during each of the three- and six-month periods ended June 30, 2011, and 2010, respectively.

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

Additional capital expenditures will be required in the future to optimize our manufacturing facility in Tyngsboro for maximum capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

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

Note 9.  Accrued Contract Loss

Our contract loss reserves are as follows:

	June 30, 2011	December 31, 2010
Beginning balance	$1,045,545	$257,698
Charges for the period	—	970,836
Reductions	(105,037)	(182,989)
Ending balance	$940,508	$1,045,545

As of June 30, 2011, we have approximately $941,000 reserved for contract losses which represents our expected cost share portion of the ARPA-E contract, plus the difference between our GAAP overhead rate and the contract bid rate.  As of June 30, 2011, no other adjustments were considered necessary to our contract loss reserve.

Note 10.  Long-Term Debt

Long-term debt is as follows, which approximates fair value:

	As of:
	June 30, 2011	December 31, 2010
3.04% - 3.97% Note Payable to Federal Financing Bank, due June 2030	$38,308,484	$22,152,902
6.5% Note Payable to MassDev, due September 2015	3,449,748	3,797,140
Subtotal	41,758,232	25,950,042
Less unamortized discount (warrants)	(96,654)	(119,259)
Total	41,661,578	25,830,783
Less current portion of long term debt	(688,410)	(661,215)
Net long-term debt	40,973,168	25,169,568

Based on the amounts outstanding as of June 30, 2011, principal payments required under the DOE and MassDev loans over the next five years, excluding discount due to warrants, are as follows:

	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$356,961	$—	$356,961
December 31, 2012	751,527	1,064,125	1,815,652
December 31, 2013	803,157	2,128,249	2,931,406
December 31, 2014	857,716	2,128,249	2,985,965
December 31, 2015	680,387	2,128,249	2,808,636
December 31, 2016	—	2,128,249	2,128,249
Thereafter	—	28,731,363	28,731,363
Total payments remaining	$3,449,748	$38,308,484	$41,758,232

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

As 62.5% of the aggregate of all eligible project costs as of June 30, 2011, have been funded with the proceeds of the loans, beginning with the July 2011 loan draw, (a) 62.5% of all future requests for funding will be funded with loan proceeds from the FFB, and (b) 37.5% of all future requests for funding will be funded with the proceeds taken from the Base Equity Account.  Beacon is responsible for any cost overruns for the project.  As of June 30, 2011, SRS has spent $4.1 million of the cash that was initially contributed to the Base Equity Account, and has received advances of $38.3 million from the FFB for eligible project expenditures. Additional advances totaling approximately $148,000 were received from the FFB Credit Facility between July 1 and August 3, 2011.  The project is proceeding on budget, and we do not currently anticipate any cost overruns.  Each loan under the FFB Loan Documents is subject to the satisfaction of certain conditions.

The last day to receive an advance according to the FFB Loan Documents for eligible project costs is May 30, 2012, and the loan will mature on June 17, 2030.  Each advance bears interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance and will be based on the Treasury yield curve and the scheduled principal installments for such advance, plus a .375% premium.  Interest on advances under the FFB loan is payable quarterly in arrears. The weighted average interest rate on advances received as of June 30, 2011, was 3.556%.  Principal payments are due in 72 equal quarterly installments, beginning on September 15, 2012, through June 17, 2030.

Advances on the loan facilities may not be voluntarily prepaid prior to May 30, 2012, without the consent of the DOE.  Any voluntary prepayments shall be subject to the payments by us of a prepayment price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid. The loan facilities are subject to mandatory prepayments of differing amounts with net cash proceeds received from certain dispositions, loss events with respect to property and other events.  In addition, concurrently with the payment of any dividend by SRS, the loan facilities must be prepaid in an amount equal to 36% of the amount of such dividend. All obligations under the FFB Loan Documents are secured by substantially all of SRS’s assets (subject to certain exceptions), the book value of which were approximately $60.7 million as of June 30, 2011.

On June 2, 2011, SRS entered into an amendment to the Common Agreement dated as of August 6, 2010, (the “Common Agreement”) by and among SRS, as Borrower; the DOE, as Credit Party; the DOE, as Loan Servicer; and Midland Loan Services, Inc. (“Midland”), as Administrative Agent and Collateral Agent (in such capacity, the “Collateral Agent”) that, among other things, modifies certain covenants and certain provisions regarding the funding of reserves.  The DOE requested the changes (described below) in light of the currently historically low NYISO market pricing for Stephentown’s services.  The Company agreed to increase its corporate support of the Stephentown project because it believes that NYISO pricing will improve back towards historical pricing by the time that SRS is scheduled to make its first principal payment on the loan (September 2012).  We base this belief on internal analysis, on independent reports, and on the recent (February 2011) proposal by FERC to require grid operators under its jurisdiction to develop market pricing that reflects what is called pay-for-performance. The FERC proposal essentially recognizes that fluctuations in the grid can occur very quickly, and hence that frequency regulation that is provided very quickly (by fast-response suppliers such as Stephentown) is far more valuable to the grid than that which is provided more slowly (by slower-response suppliers such as fossil fuel generators).

The Common Agreement amendment, among other things, increased the amount required to be maintained in SRS’s debt service reserve account (the “Debt Service Reserve Requirement”) from an amount equal to two quarters of debt service to an amount equal to four quarters of debt service consisting of principal and interest.  However, the amendment provides that if the rolling 12-month debt service coverage ratio for any period of twelve consecutive calendar months which includes four quarterly principal and interest payments is at least 1.5 to 1.0, the Debt Service Reserve Requirement shall be reduced to an amount equal to two quarters of debt service.  The debt service coverage ratio for any period is the ratio of (a) SRS’s cash available to pay debt service for that period to (b) the debt service required to be paid by SRS during that period.  The amendment also changed the date by which the initial deposit is required to be made to the debt service reserve account (the “Initial Debt Service Reserve Funding Date”) from the Project Completion Date (as defined in the Common Agreement) to the first to occur of (a) the date on which the FFB has funded an advance requested by SRS in an amount equal to two quarters of debt service and deposited the proceeds of such advance to the debt service reserve account, (b) the second anniversary of the Physical Completion Date  (as defined in the Common Agreement) or (c) the Project Completion Date.  Under the terms of the amendment, the increase in the Debt Service Reserve Requirement is to be phased in over time, with the Debt Service Reserve Requirement being raised to an amount equal to three quarters of debt service on the second anniversary of the Physical Completion Date and to an amount equal to four quarters of debt service on the third anniversary of the Physical Completion Date.  The amendment further provides that an amount equal to four quarters of debt service consisting of principal and interest (or, after the rolling 12-month debt service coverage ratio test described above is satisfied, an amount equal to two quarters of debt service) must be on deposit in the debt service reserve account before any dividends may be paid to Beacon.

The FFB Loan Documents also contain financial covenants.  As of the last day of each fiscal quarter, SRS is required to:

•                  following the Project Completion Date (as defined in the Common Agreement), maintain a specified minimum ratio of current assets to current liabilities

•                  maintain a leverage ratio as of the last day of each fiscal quarter which does not exceed the maximum ratio set forth in the Common Agreement

•                  commencing with the first fiscal quarter to end after the first anniversary of the Project Completion Date, maintain a specified debt service coverage ratio as of the last day of each fiscal quarter

•                  commencing on the Initial Debt Service Reserve Funding Date, maintain in the debt service reserve account an amount equal to the Debt Service Reserve Requirement (as described above); provided that, in the event of any withdrawal from the debt service reserve account, SRS must restore the amount on deposit in the debt service reserve account to the Debt Service Reserve Requirement within ninety days of such withdrawal.

•                  commencing on the first anniversary of the Project Completion Date, maintain specified amounts in a maintenance reserve account and project capital account.  If SRS draws from these accounts, it is required to restore the accounts to the required amounts within ninety days of the withdrawal. The amount required to be maintained in the maintenance reserve account is an amount projected to be equal to six months of plant maintenance and fixed operating costs, currently anticipated to be approximately $559,000 for the initial year of project operation.  The amount required to be maintained in the maintenance reserve account will be recalculated prior to the beginning of each fiscal year. The project capital account requirement is $1,000,000.

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

The FFB loan requires SRS to establish and maintain collateral cash accounts with a collateral agent.  The collateral agent has sole dominion and control over, and the exclusive right of withdrawal from all project accounts, other than the operating disbursement account and the maintenance reserve account.  All revenue must be deposited in the collateral cash account for subsequent flow to the remaining project accounts, as provided in the FFB Loan Documents.

Beacon has executed an Engineering, Procurement and Construction agreement with SRS, and as such has provided certain facility and flywheel system warranties.  In addition, as indirect owner of all of SRS’s equity interests, Beacon has entered into a Completion Guaranty dated as of August 6, 2010, pursuant to which Beacon has guaranteed all obligations of SRS pursuant to and in accordance with the terms of the Common Agreement and other FFB Loan Documents through the Project Completion Date. In addition, Beacon has entered into a separate Corporate Guaranty dated as of August 6, 2010, (the “Corporate Guaranty”) in favor of the DOE and Collateral Agent under which Beacon has guaranteed SRS’s obligations to fund and replenish the debt service reserve account in accordance with the Common Agreement.  Beacon’s maximum liability under the Corporate Guaranty was initially $2,397,000.  On June 2, 2011, Beacon also amended the Corporate Guaranty to provide that (i) prior to the Project Completion Date (as defined in the Common Agreement), its maximum liability thereunder is unlimited and (ii) from and after the Project Completion Date, its maximum liability thereunder is $5,000,000. Beacon will provide administrative services and operation and maintenance services to SRS, and SRS will be obligated to pay Beacon for those services, according to the terms of agreements between those parties.

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

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements substantially funded with the proceeds of the loan with an approximate carrying value of $3,438,000 and $3,978,000 at June 30, 2011, and December 31, 2010, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations. In addition, the MassDev loan requires us to maintain a minimum cash balance of $1,500,000 at all times during the term of the loan.

As partial consideration for the loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides for the purchase of 8,598 shares of our common stock at an exercise price of $18.90 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008, and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.237%.  The amortization of this discount resulted in approximately $23,000 and $27,000 charged to interest expense during the six months ended June 30, 2011, and 2010, respectively.  The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

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

Each share of preferred stock has a stated value of $1,000.  The preferred stock is entitled to receive dividends on the stated value at a rate of 8% per annum. We may elect to pay the dividends in cash, or if certain “Equity Conditions” are satisfied, in shares of common stock.  Dividends are payable monthly, in arrears, on the first day of each month beginning February 1, 2011, and through the maturity date, which is February 1, 2012.  If we elect to pay dividends in shares of our common stock, we must give notice to the holder on the 23rd trading day prior to the applicable dividend due date, and we must deliver a number of shares of common stock equal to the dividend amount divided by the “Market Price” determined as of the date notice is given.  We will make a similar determination using the Market Price on the dividend due date, and will make an adjustment for the difference (by payment of additional shares, if positive, or by deemed redemption of the equivalent amount of preferred stock, if negative) at that time.  The “Market Price” is the arithmetic average of the six lowest daily VWAPs during the 20 consecutive trading day period ending two trading days prior to the relevant date of determination.  Subject to certain limitations, a holder of shares of preferred stock may convert its shares of preferred stock at any time after the initial issuance, plus accrued and unpaid dividends, at a rate equal to the “Conversion Price”, which was initially $2.5234 per share subject to adjustment as described below.

We will redeem up to 1,154 shares of preferred stock not previously converted on the first business day of each month, beginning February 1, 2011, through the maturity date (each an “installment date”).  If we elect to make the redemption in shares of common stock, we must give notice to the holder on the 23rd trading day prior to the installment due date, and we must deliver a number of shares of common stock determined by dividing the stated value of the converted preferred stock by the lower of (i) the then applicable conversion price and (ii) 85% or 90% (depending on whether our Market Price is below or above $1.00, respectively) of the Market Price as of the installment notice date. On the relevant installment date, we will make a similar determination with respect to the shares payable, and will make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative) at that time.  As of June 30, 2011, we have completed the scheduled redemption installment for June 1, 2011, and we have made the preliminary installment payments for July 1 and August 1, 2011.  All redemptions and pre-redemptions have been made in shares of common stock.  As of June 30, 2011, there were 847 shares of preferred stock outstanding and no preferred warrants outstanding.

We can redeem any or all of the preferred stock at any time, so long as the Equity Conditions have been satisfied on the date we deliver a redemption notice to the holders and the redemption date (which shall be the 20th trading day following the notice date). The redemption price in connection with any such optional redemption will be an amount in cash equal to 125% of the sum of the stated value of the preferred stock being redeemed, with accrued and unpaid dividends, and an amount reflecting the dividends that would have been payable through the maturity date if the preferred stock had remained outstanding.

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

The preferred stock is subject to mandatory redemption at the election of holders upon the occurrence of certain triggering events.  The redemption price in these circumstances would be the greater of (a) 125% of the stated value plus accrued dividends, and (b) the number of shares into which the holder’s preferred stock may be converted multiplied by the highest closing sale price of our common stock during the period immediately prior to the triggering event and the date the holder delivers a notice of redemption, plus in each case an amount reflecting the dividends that would have been payable through the maturity date if the preferred stock had remained outstanding.  “Triggering events” include, among other events, certain breaches by the Company of its agreements, failures to pay amounts when due, failures to maintain any registration statement as required, failure to keep our common stock listed on any of the specified eligible markets (excluding the OTC Bulletin Board), and failure to keep a sufficient number of authorized shares reserved for issuance on conversion of the preferred stock or exercise of the warrants.

The conversion price of the preferred stock will be adjusted to reflect any stock splits and similar capital events proportionately.  In the event of a consolidation of our common stock, such as a reverse stock split, the conversion price of the preferred stock will also be adjusted proportionately, and then further adjusted (but not increased) to equal the product of (x) the quotient determined by dividing the conversion price in effect prior to the stock combination by the average of the daily VWAPs for the 15 trading days prior to such combination, and (y) the average of the daily VWAPs for the 15 trading days following the combination. This adjustment was triggered by our February 25, 2011 reverse stock split, which resulted in an adjusted conversion price of $2.2895 for all conversions effective as of March 18, 2011. In addition, if we issue (or are deemed to issue through the issuance or sale of convertible securities) shares of common stock at a price (as determined under the certificate of designations) less than the conversion price at the time, the conversion price of the preferred stock will be reduced to the price at which such common stock is issued or deemed to be issued.  Adjustments will not be required upon the issuance of certain “excluded securities”, including shares issued or deemed to be issued under our existing employee stock plans, or upon the issuance of shares of common stock as dividend payments or conversions under the preferred stock; provided, however, that if we issue or are deemed to issue common stock on the dividend date or installment date in June 2011, such issuance will not be excluded from these adjustment provisions so that the conversion price of the preferred stock may be adjusted upon such issuance to the lower of (i) the conversion price at that time or (ii) the Market Price as of the relevant dividend date or installment date.  We made the June 2011 payment in common stock, consequently the conversion price was adjusted to $1.0073 based on the Market Price as of the installment date.

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

The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with registration statements on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009, and July 29, 2008.

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

Preferred Stock Warrants

The preferred warrants had an exercise price of $1,000 per share of preferred stock and were scheduled to expire on the maturity date.  All preferred warrants have been exercised in full as of June 30, 2011. We received gross proceeds of $5 million for these exercises.

The preferred warrants met the definition of “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”.  As the warrants were for shares of preferred stock that were both puttable and mandatorily redeemable, the warrants were accounted for as a liability, and were marked to fair value each reporting period, with the change in fair value recorded through the income statement.

The following is a summary of the exercise and conversion activity for our mandatorily redeemable preferred stock, preferred stock warrants and common stock warrants during the six months ended June 30, 2011:

	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrants	Common Stock Warrant Liability
Shares outstanding as of December 31, 2010	8,085	5,000	4,458,274
Shares issued year to date	5,000	—	—
Number of shares converted	(8,953)	—	—
Number of shares redeemed or pre-redeemed	(3,285)	—	—
Exercises	—	(5,000)	(197,153)
Shares outstanding as of June 30, 2011	847	—	4,261,121

The following is a summary of the non-cash interest related to the preferred stock, preferred warrants and common warrants during the three and six months ending June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
Non- cash interest income (expense):	2011	2010	2011	2010
Expense dividends prepaid at end of prior period	$(9,513)	$—	$(62,886)	$—
Dividends paid in common stock with conversions	(4,906)	—	(37,452)	—
Dividends paid in common stock with redemptions	(43,065)	—	(84,780)	—
Interest expense on redemption of preferred stock	(1,156,999)	—	(3,226,709)	—
Interest expense on exercise of preferred warrants	1,818,023	—	5,084,366	—
Interest expense on exercise of common warrants	112,991	—	112,766	—
Fair value adjustment to preferred stock	(208,057)	—	(223,656)	—
Fair value adjustment to preferred stock warrants	—	—	(41,733)	—
Fair value adjustment to common stock warrants	1,503,976	—	942,150	—
Subtotal	2,012,450	—	2,462,066	—
Less: prepaid dividends	5,808	—	5,810	—
Non-cash interest income as of June 30, 2011	$2,018,258	$—	$2,467,876	$—

Under the terms of the preferred stock, if we want to redeem the preferred stock and pay dividends with common stock rather than cash, we must give notice to the holders on the 23rd trading day prior to the applicable redemption or dividend date, and we must deliver a number of shares of common stock based upon the “Market Price” determined as of the date notice is given.   On the scheduled redemption or dividend date, we recalculate the shares payable based upon the Market Price on that date, and make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative).  On May 31, 2011, we elected to make the scheduled July 1, 2011, installment and dividend payment in shares of our common stock and on that date issued 129,956 shares of our common stock under these prepayment procedures.  On July 1, 2011, an investor returned 530 shares based upon the difference between the Market Price on May 31, 2011, and the Market Price on July 1, 2011, and another investor was deemed to have redeemed an additional 6.88 preferred shares in lieu of returning the excess stock issued.  On June 28, 2011, we elected to make the scheduled August 1, 2011, installment and dividend payment in shares of our common stock and on that date issued 4,723 shares of our common stock under these prepayment procedures.  On August 1, 2011, we redeemed an additional 1.72 preferred shares based upon the difference between the Market Price on June 28, 2011, and the Market Price on August 1, 2011. We expect to make subsequent scheduled payments in shares of our common stock also; to the extent the preferred stock has not been voluntarily converted by the holders.

Common Stock Warrant — see Note 13, “Common Stock Warrants,” below.

The scheduled redemptions and actual activity for the Preferred Stock and Preferred Warrants as of June 30, 2011 is as follows:

Installment Date	Pre- delivery Date	# Preferred Shares Initially Scheduled to be Redeemed	Total Preferred Warrants Initially Scheduled to be Redeemed	Less: Actual Preferred Shares Converted or Redeemed as of June 30, 2011	Balance of Preferred Stock at June 30, 2011	Balance of Preferred Warrants at June 30, 2011	Fair Value of Preferred Stock at June 30, 2011	Fair Value of Preferred Warrants at June 30, 2011
2/1/2011	12/29/2010	1,154		(1,154.0)	—	—	$—	$—
3/1/2011	1/26/2011	1,154		(1,154.0)	—	—	—	—
4/1/2011	3/1/2011	1,154		(1,154.0)	—	—	—	—
5/1/2011	3/29/2011	1,154		(1,154.0)	—	—	—	—
6/1/2011	4/28/2011	1,154		(1,154.0)	—	—	—	—
7/1/2011	5/31/2011	1,154		(1,154.0)	—	—	—	—
8/1/2011	6/28/2011	1,154		(1,154.0)	—	—	—	—
9/1/2011	8/1/2011	1,154		(1,154.0)	—	—	—	—
10/1/2011	8/30/2011	768		(768.0)	—	—	—	—
10/1/2011	8/30/2011	—	386	(250.9)	135.1	—	84,465	—
11/1/2011	9/29/2011	—	1,154	(750.1)	403.9	—	252,519	—
12/1/2011	10/28/2011	—	1,154	(846.0)	308.0	—	192,561	—
1/1/2012	11/29/2011	—	1,154	(1,154.0)	—	—	—	—
2/1/2012	12/29/2011	—	1,152	(1,152.0)	—	—	—	—
		10,000	5,000	(14,153.0)	847.0	—	$529,545	$—

In December 2010, we issued 10,000 shares of preferred stock, and 5,000 preferred warrants.  As of June 30, 2011, all 5,000 preferred warrants have been exercised, resulting in a total issue of preferred stock of 15,000 shares. Of these, 9,714 shares have been converted by their holders into common stock, and 4,439 shares of preferred stock have been redeemed or pre-redeemed in installments, resulting in a balance of 847 shares of preferred stock outstanding as of June 30, 2011.  During the three and six months ended June 30, 2011, we recorded a non-cash loss on extinguishment of debt of approximately $877,000 and $7,379,000, respectively, related to these conversions.  The loss was calculated as the difference between the fair value of the preferred shares and the fair value of the common stock as of the date of the conversion.  We received cash proceeds of $5,000,000 during the six months ended June 30, 2011, related to the exercise of the preferred warrants.

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

Note 13.  Common Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of June 30, 2011:

Description	Grant Date	Expiration Date	Exercise Price		Issued and Outstanding as of June 30, 2011
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$13.30		542,849
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$17.70		50,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$19.90		442,245
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$19.90		15,307
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$29.70		543,182
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$18.90		17,196
October 15, 2008 Shelf Issue	10/15/2008	4/16/2014	$1.40		435,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$7.40		546,600
December 24, 2008 Shelf Issue	12/24/2008	5/12/2013	$1.60		350,000
Series W - December 9, 2009 Public Offering	12/9/2009	12/9/2014	$7.00		1,905,000
Series Y - Supplier Warrants August19,2010	8/19/2010	6/15/2015	$7.20		11,667
Series A - December 23, 2010 Common Stock Warrants	12/23/2010	12/23/2015	$2.2470	*	3,116,238
Series A - December 23, 2010 Common Stock Warrants – Amended	12/23/2010	12/23/2015	$1.0288	**	1,144,882
Total warrants outstanding					9,120,166

* On February 25, 2011, we completed a 1-for-10 stock split. In accordance with the terms of the Series A warrants, the exercise price of the warrants was adjusted from $2.5234 to $2.2895, effective March 18, 2011. The exercise price of the warrants was further adjusted during May 2011 as a result of stock issued in connection with amended warrant agreements (as described below), and upon the issuance of common stock in settlement of the June 1, 2011, preferred stock redemption.

** On May 24, 2011, we amended warrants held by two warrantholders to induce them to exercise their remaining preferred warrants.  As of June 30, 2011, the exercise price of the amended warrants was $1.0288.  See below for additional information.

The following shows changes to the warrants outstanding from December 31, 2010, through June 30, 2011:

# Warrants
Warrants outstanding December 31, 2010	10,647,108.00
Adjustment to November 2005 warrants due to 12/23/2010 financing	267,269.80
November 2005 warrants expired	(908,725.00)
Warrant exercises:
February 15, 2007 Shelf Issue	(83,333.40)
September 10, 2007 Shelf Issue (Investors)	(170,000.00)
Series A - December 23, 2010 Common Stock Warrants	(197,153.20)
October 15, 2008 Shelf Issue	(435,000.00)
Adjust for fractional shares	(0.20)
Warrants outstanding as of June 30, 2011	9,120,166.00

Warrants with activity during the six months ended June 30, 2011, are described below:

November 2005 Financing Warrants

As part of a financing transaction in November 2005, we issued warrants to purchase an aggregate of 296,053 shares of our common stock to ten investors. The per-share exercise price for the warrant shares was $22.10. The terms of the warrants included anti-dilution provisions which required us to adjust the exercise price and the number of shares of our common stock to be issued upon exercise of the warrants under certain circumstances.  Each investor warrant was exercisable at any time until May 9, 2011. On May 9, 2011, 908,725 warrants with an adjusted exercise price of $7.20 expired.

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

October 2008 Shelf Warrants

On October 15, 2008, we sold 870,000 units of the Company at a purchase price of $9.10 per unit, for a total of approximately $7.2 million, net of expenses.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $12.00 per share, for a total of 870,000 warrants.   The warrants became exercisable six months and one day after their issuance, and expire April 16, 2014. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

On May 31, 2011, we entered into an amendment with one of our warrantholders.  The amendment changed the expiration date of the warrants from April 16, 2014 to November 1, 2011, and changed the exercise price of the warrants from $12.00 to $1.40.  In connection with this amendment, the warrantholder exercised 435,000 warrants at the amended exercise price.  By taking these actions, we reduced the number of warrants outstanding and accelerated the receipt of proceeds from exercise of the warrants.  The proceeds from the initial exercise of 435,000 warrants were approximately $609,000 before expenses.

December 2008 Shelf Warrants

On December 24, 2008, we sold 896,600 units of the Company at a purchase price of $5.00 per unit, for a total of approximately $4.1 million, net of expenses.  Each unit consisted of one share of our common stock, par value $0.01 per share, and a warrant to purchase one share of common stock at an exercise price of $7.40 per share, for a total of 896,000 warrants. The warrants became exercisable six months and one day after their issuance and expire June 25, 2014. The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with a shelf takedown from our registration statement that became effective on July 29, 2008.

On May 12, 2011, we entered into a warrant amendment and exercise agreement with the holder of a December 2008 warrant to purchase 740,000 shares of common stock.  With respect to 350,000 of the 740,000 warrant shares subject to this warrant, the amendment changed the expiration date from June 25, 2014 to May 12, 2013, and changed the exercise price from $7.40 to $1.60.  This amendment did not affect the terms of the warrant with respect to the remaining 390,000 shares of common stock issuable upon exercise of such warrant.  In connection with this amendment, the warrantholder delivered an exercise notice relating to warrants to purchase an aggregate of 1,750 shares of our Series B convertible preferred stock, at the exercise price of $1,000 per share of preferred stock, originally issued December 23, 2010, and held by the holder (the “preferred warrants”).  By taking these actions, we accelerated the receipt of proceeds from exercise of the preferred warrants, and potentially accelerated the receipt of proceeds from exercise of a portion of the common warrants issued in December 2008.  Proceeds from the exercise of the preferred warrants were $1,750,000 before expenses.

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

The common warrants had an initial exercise price of $2.5234 per share of common stock, subject to adjustment, and will expire on December 23, 2015. The common warrants cover an aggregate of 4,458,271 shares of common stock. The exercise price of the common warrants is subject to adjustment, among other circumstances, (i) in connection with a subdivision or combination of our common stock, or (ii) if we sell or issue our common stock, or are deemed to sell or issue our common stock through the sale or issuance of securities convertible or exercisable for our common stock, at a price less than the exercise price of the warrants then in effect.  In addition, under the terms of the common warrants, between June 1, 2011 and the date on which the preferred warrants have been exercised in full (or, if they were not exercised, 91 days after the maturity date of the preferred stock), up to $1 million in aggregate exercise price of the warrants could be exercised at a price equal to (a) 85% of the arithmetic average of the six lowest daily volume weighted average prices (VWAP) per share during the twenty consecutive trading days immediately prior to the exercise date, if such arithmetic average is below $1.00 per share, or (b) 90% of the arithmetic average of the six lowest VWAPs during such period in any other case. The exercise price of the common warrants was adjusted downward to $2.2895, effective March 18, 2011, as a result of our reverse stock split effective February 25, 2011, to reflect the relative market prices (adjusted for the split ratio) of our common stock over the fifteen trading days before and after the reverse split. The exercise price of the warrants was further adjusted during May 2011 as a result of stock issued in connection with amended warrant agreements (as described elsewhere in this Note), and upon the issuance of common stock in settlement of the June 1, 2011, preferred stock redemption.  The adjusted exercise price as of June 30, 2011, for these warrants is $2.2470.

On May 24, 2011, we entered into warrant amendment and exercise agreements with each of two holders (the “Holders”) of certain of these common warrants relating to the right to purchase an aggregate of 1,337,482 shares of our common stock (the amended warrants).  Following the amendment, the amended warrants will be exercisable for the lesser of (i) the then current exercise price, subject to adjustment, or (ii) beginning on June 1, 2011, and ending January 31, 2012, 85% of the applicable average VWAP Price; provided, that the aggregate exercise price of the common stock warrants of either Holder utilizing the average VWAP price cannot exceed $150,000 in any calendar month (which was each Holder’s pro rata portion of the original $1 million limitation).

In connection with this amendment, the Holders delivered exercise notices relating to preferred stock warrants to purchase an aggregate of 35 shares of our mandatorily redeemable convertible preferred stock, at the exercise price of $1,000 per share of preferred stock.  With this exercise, no further preferred stock warrants remain outstanding. By taking these actions, we accelerated the receipt of proceeds from exercise of the preferred warrants, and limited the number of common warrants that can be exercised at the alternate exercise price.  Proceeds from the exercise of the preferred warrants were $35,000 before expenses.

During the six months ended June 30, 2011, 197,153 common warrants were exercised, resulting in gross proceeds to us of approximately $194,000.

Note 14.  Revenue and Cost of Goods Sold

A breakdown of our sales and the related cost of sales for the three and six months ended June 30, 2011, and 2010, respectively, are as follows:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$310	$135	$175	$124	$96	$28
Contract	195	190	5	31	(24)	55
Inverters and APS credits	20	—	20	11	—	11
Total	$525	$325	$200	$166	$72	$94

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$578	$277	$301	$267	$200	$67
Contract	359	354	5	110	55	55
Inverters and APS credits	33	—	33	24	—	24
Total	$970	$631	$339	$401	$255	$146

Revenue for the three months ended June 30, 2011, was approximately $525,000, as compared to approximately $166,000 for the same period in 2010.  For the six-month period ended June 30, 2011, and 2010, revenue was $970,000 and $401,000, respectively.

Revenue for the three months ending June 30, 2011, included approximately $310,000 of revenue from frequency regulation, as compared to approximately $124,000 during the same period in 2010.  Revenue for the six months ending June 30, 2011, included approximately $578,000 of frequency regulation revenue, as compared to approximately $267,000 during the same period in 2010.   The Stephentown plant began earning revenue in late January 2011, and as of mid-June, was operating at its full capacity of 20 MW.  In addition, in 2010, we earned regulation revenue from 3 MW of capacity operating in the ISO-NE pilot program.  We transferred a portion of this capacity to our New York plant during the third quarter of 2010, and we took the remaining Tyngsboro flywheels out of service temporarily in April 2011 in order to prepare them for shipment to Northwestern Energy later this year.  Consequently, the revenue from the ISO-NE pilot program was significantly lower in 2011 than during 2010.

Gross margin on frequency regulation for the three months ending June 30, 2011, was 56.5%, compared to 22.6% during same period in 2010.  Gross margin on frequency regulation for the six months ending June 30, 2011, was 52.1% compared to 25.1% during the same period in 2010.  During the three and six months ending June 30, 2011, gross margin on frequency regulation services increased by $147,000 and $234,000, respectively, over the same periods in 2010.  Our gross margin in Stephentown is considerably higher than it was in Tyngsboro.  Historically, approximately 70% of our cost of energy in Tyngsboro represented retail transmission and distribution (T&D) charges billed by the local service provider. Because our New York facility is connected to the grid at transmission level, we do not incur T&D charges at that facility. We expect our revenue and margin in New York to increase in the future if prices increase as we expect them to, and as we optimize the plant control algorithms now that we have achieved full capacity.

Contract revenue for the three and six months ended June 30, 2011, has increased by $164,000 and $249,000 or 529% and 226% respectively.  The increase was earned primarily from the ARPA-E contract, whereas contract revenue during the three and six months ending 2010 related primarily to the Tehachapi project, which is now complete, and the Pacific Northwest National Laboratory (PNNL) contract, which was completed in 2010.  These contracts were granted on a cost-share basis, where we recorded a contract loss reserve at the inception of the contract for our expected cost share.   Therefore, our gross margin on these contracts is zero.  In addition, we began work on a fixed-price follow-up contract from the U.S. Navy during the quarter ended June 30, 2011.

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

Note 15.  Stock-Based Compensation

Description of Plans

Stock Option Plan

On July 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (our “2010 Plan”), which constituted an amendment, restatement and renaming of our Third Amended and Restated 1998 Plan and which increased the shares available for issuance under the Stock Incentive Plan by an additional 1,500,000 shares.  Our 2010 Plan allows for the granting of stock options, restricted stock, restricted stock units and other equity awards with respect to up to 3,800,000 shares of our common stock.  At June 30, 2011, we had 286,501 shares reserved for future grant under this plan, and 2,695,777 shares reserved for outstanding options and RSUs.

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

Restricted Stock Unit Arrangements

Our 2010 Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers which become vested or payable on account of attainment of one or more performance goals established annually by the Board over such performance periods as the Board may designate, with such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of June 30, 2011, and December 31, 2010, certain RSUs granted under the officer employment agreements were vested but stock could not be issued under the terms of the RSU agreements because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity for the six months ended June 30, 2011, and for the year ended December 31, 2010, is as follows:

	Six months ended June 30, 2011	Year ended December 31, 2010
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	2,633	3,705

Vested RSUs not yet converted to stock (i)	564	2,069

RSU’s granted but not vested:
Related to 2009 executive officer agreement	1,129	2,255
Related to performance-based executive plan – 2010 grant (ii)	55,029	55,029
Related to performance-based executive plan – 2011 grant (ii)	62,500	—

(i)                                     RSUs vesting September 30 and December 31, 2010, were issued on March 16, 2011.

(ii)                                  Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements and the continued employment of the officer as of the determination date.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  All regular, full-time employees employed by us for at least three months on the dates the exercise periods begin (each May 1 and November 1) are eligible to participate in this plan. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 200,000 shares of our common stock.  At June 30, 2011, we had 78,143 shares reserved for future issuance under this plan.

Stock Option Plan Schedules

Stock option activity for the six months ended June 30, 2011, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2010	1,660,791	$8.09
Granted	1,330,413	$2.31	$1.20
Exercised	—	$—
Canceled, forfeited or expired	(65,648)	$(7.02)
Outstanding, June 30, 2011	2,925,556	$5.48

The following table summarizes information about stock options outstanding at June 30, 2011:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Vested	Vested Weighted- Average Exercise Price
$1.00 - $3.10	1,334,813	9.72	$2.32	160,740	$2.44
$3.11 - $4.10	288,799	8.70	$3.60	100,952	$3.59
$4.11 - $5.10	289,593	7.94	$4.59	183,612	$4.64
$5.11 - $8.10	342,071	3.99	$7.10	341,004	$7.10
$8.11 - $93.10	670,280	5.01	$12.17	669,563	$12.17
Total	2,925,556	7.69	$5.48	1,455,871	$8.36

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

The assumptions used to value stock option grants for the three and six months ended June 30, 2011, and 2010, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	.72%	1.11% - 1.67%	.72% - 1.31%	1.11% - 1.67%
Expected life of option	3.5 years	3.5 years	.75 - 3.5 years	3.5 years
Expected dividend payment rate	0%	0%	0%	0%
Assumed volatility	89%	81% - 91%	62% - 89%	81% - 91%
Expected forfeitures	8.3%	8.3%	8.3%	8.3%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and six months ended June 30, 2011, and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operations and maintenance	$70,603	$14,609	$93,197	$29,681
Research and development	152,578	67,241	227,187	106,522
Selling, general and administrative	215,312	166,355	403,865	239,118
Total stock compensation expense	$438,493	$248,205	$724,249	$375,321

Components of stock compensation expense:
Compensation expense related to RSUs	$1,987	$3,877	$3,580	$8,960
Compensation expense related to stock options	436,506	244,328	720,669	366,361
Total stock compensation expense	$438,493	$248,205	$724,249	$375,321

As of June 30, 2011, there was approximately $1,282,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees, consultant and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 16. Interest Expense

Interest expense, cash paid for interest, and capitalized interest were as follows for the three and six months ended June 30, 2011, and 2010. We capitalize interest on frequency regulation plant construction projects.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash paid for interest	$60,979	$67,239	$122,471	$149,213
Accrued interest and interest added to FFB loan	312,907	—	524,263	—
Make-whole dividends paid upon conversion of redeemable preferred stock	49,474	—	691,298	—
Amortization of MassDev warrants	11,036	13,117	22,603	26,737
Less: interest capitalized	(218,154)	(21,745)	(443,133)	(30,988)
	$216,242	$58,611	$917,502	$144,962

Note 17. Subsequent Events

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

Overview

We design, manufacture and operate flywheel-based energy storage systems that we have begun to deploy in company-owned merchant plants that will sell frequency regulation services in open-bid markets (which we refer to as our “sale of services” or “merchant plant” model). We also intend to sell systems on a turnkey equipment basis in domestic and international markets that lack open-bid auction mechanisms.  In the future, we may also share ownership of some plants with utilities or other investors; enter into bilateral contracts with utilities that provide or purchase regulation services to satisfy their obligations to pay for or provide regulation services; and/or participate in pilot programs to demonstrate our technology. Our flywheel systems support stable, reliable and efficient electricity grid operation. We expect the market for our systems to benefit from increased electricity demand and the rapid expansion of intermittent renewable resources, including wind and solar.

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

As of June 2011, we have moved from a development-stage company to a commercial enterprise as we reached full capacity at our first 20 MW merchant plant in Stephentown, New York. We began to earn revenue in January 2011 from 8 MW of flywheel energy storage at our Stephentown plant.  During the first and second quarters of 2011, we continued to integrate and energize additional capacity. We announced that Stephentown reached its full 20 MW capacity on June 21, 2011.

On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system. The system will be installed by us and operated in conjunction with the Dave Gates Generating Station (formerly known as the Mill Creek Generating Station), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy. The system is expected to be operational by the end of 2011. The initial term of the lease will be 15 months, which at NorthWestern Energy’s option, can be extended up to two additional 12-month terms. NorthWestern Energy will pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease to a second or third term. At any point NorthWestern Energy can opt to purchase the 1 MW system outright for approximately $4 million. A portion of the lease payments made under the agreement would be applied to the purchase, depending on when the purchase was made.

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

From inception through June 30, 2011, we have incurred losses of approximately $245.7 million. We currently do not expect to become cash flow positive until we have deployed a sufficient number of merchant plants and/or sold turnkey systems.

For the sale of frequency regulation services in the United States, our primary market focus is on the geographic regions of the domestic grid under FERC jurisdiction that provide open-bid regulation markets. These regions and their Independent System Operator (ISO) or Regional Transmission Operator (RTO) designations are: New England (ISO-NE); California (California ISO or CAISO); New York (New York ISO or NYISO); Mid-Atlantic (PJM Interconnection); and Midwest ISO (MISO). These regional ISOs/RTOs, or grid operators purchase frequency regulation services from independent providers in open-bid markets that they manage and maintain. For example, under an open-bid market like that operated by NYISO, grid operators forecast the need for frequency regulation as a percentage of expected power demand, and approved suppliers submit bids for these services. Bids are stacked from lowest to highest prices until the cumulative amount of bids is sufficient to meet the calculated need. The price submitted by the highest selected bidder determines the price paid to every bidder that has been selected to provide service. Each ISO may calculate payments for frequency regulation services based on formulas that yield different revenue results than other ISOs, even when the frequency regulation clearing prices are similar.

We have also initiated market development efforts in Texas (ERCOT), which is not regulated by FERC. Consequently, ERCOT is not subject to FERC Order No. 890, which mandated that non-generation resources like ours be allowed to compete in these open-bid markets. However, we expect that as ERCOT continues to expand its wind resources in Texas, and issues related to increasing wind penetration and grid stability become better understood, the potential benefits of applying our technology in ERCOT to help balance frequency, maintain grid stability and grid reliability will increase in value. We have been working to identify and recommend market rule modifications that will be needed to allow us to enter the ERCOT market on an economically attractive basis, and when the right conditions are in place, we plan to enter the ERCOT market.

For the sale of plants on a turnkey basis, our market focus in the United States is on geographic regions that lack open-bid markets for regulation services. Within this market segment, our primary focus is on utilities that are experiencing or expect to experience increased requirements for regulation capacity due to the current or projected impacts of increased deployment of variable wind generation in their balancing areas. Our secondary focus is on the largest cooperative and government-owned utilities, and on islands or territories that are part of the United States.  Internationally, we are actively pursuing opportunities for the sale of services via merchant plants and for the outright sale of plants in a number of countries, both directly and with the assistance of local marketing and distribution partners.  We are currently pursuing business development activities in 12 foreign countries. As part of those efforts, we have entered into a collaboration and development agreement with a subsidiary of the Gaelectric Group of Ireland, a significant wind developer in the Republic of Ireland, Northern Ireland and Montana. Application opportunities in the international markets include primary and secondary regulation, frequency response and other energy balancing services, some of which may require modifications to our current flywheel technology.  No assurances can be given, however, that any of our international development activities will be successful.

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

Our Smart Energy 25 flywheel has been designed to operate with low energy losses, minimal mechanical maintenance for 20 or more years and no significant degradation in energy conversion efficiency. In particular, our technology is different from most frequency regulation providers in that it does not use fossil fuel, which is the largest variable cost for conventional fossil fuel frequency regulation providers.  While battery-based providers have entered the market for frequency regulation services, we believe we have a significant advantage over such providers because our technology is capable of performing an extensive number of charge/discharge cycles without any degradation of energy storage capacity.  In contrast, the storage capacity of chemical batteries degrades as a function of increasing cycles, which increases their lifecycle costs.  Further, in vertical markets, utilities’ financial returns are based on initial capital cost, and typically exclude operating costs.  To the extent that battery replacements may be designated as operating costs, such utilities may be more motivated to purchase technology like our flywheels, whose initial cost is a larger percentage of total life-cycle cost compared to battery-based regulation assets.

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

Regulatory and Market Affairs

On February 17, 2011, FERC proposed a rule to make performance pricing mandatory by issuing a Notice of Proposed Rulemaking (NOPR) that would require each of the grid operators under its jurisdiction to begin the process of developing regulation market tariffs to provide performance pricing. Should FERC’s rule requiring such performance pricing tariffs for frequency regulation be adopted, both the revenues earned by our merchant plants and utilities’ interest in purchasing our flywheel technology in vertical markets could increase substantially.  We expect FERC to issue an affirmative final ruling on performance pricing before the end of 2011.

Research and Development Applications

In September 2010, we finalized a contract with the DOE’s Advanced Research Projects Agency — Energy (ARPA-E) to develop critical components of a highly-advanced “flying ring” flywheel energy storage system over a two year period.  ARPA-E is an agency within DOE that provides R&D funding for transformational new energy technologies and systems. The award is valued at a total of $2.8 million. ARPA-E grant recipients share a portion of the program cost, and we would contribute a minimum of $560,000, or 20%, of the $2.8 million program total.  The actual contract net cost is expected to be higher due to the difference between the contract and our GAAP overhead rates.  Our proposal calls for initiating development of a next-generation flywheel energy storage module with a size of 100kWh and 100kW, capable of storing four times the energy at one-eighth the cost-per-energy-unit, as compared to our current Gen 4 flywheel.  The new flywheel would be capable of more than 40,000 full charge/discharge cycles in its lifetime, thereby achieving a cost per storage cycle below ARPA-E’s goal of $0.025/kWh.  If we are successful in developing the initial design, additional effort would be required before this new flywheel could be commercialized.

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

Discussion of Operations

We have experienced net losses since our inception and, as of June 30, 2011, had an accumulated deficit of approximately $245.7 million.  We are focused on continuing to commercialize our Smart Energy Matrix™ flywheel system for frequency regulation and the sale of turnkey systems. We do not expect to have positive EBITDA (earnings before interest, taxes, depreciation and amortization) or positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. Moreover, we must raise additional capital from a combination of equity, debt and/or turnkey sales to execute our business plan and continue as a going concern.  In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

Operations

In January 2011, we began earning frequency regulation revenue at our Stephentown plant. Since mid-June 2011, the plant has been operating at its full 20 MW capacity.

During the first half of 2010, we provided and earned revenue from 3 MW of frequency regulation service through the ISO-NE pilot program with Smart Energy Matrix™ installed at our Tyngsboro facility.  In August 2010, we began to redeploy substantially 2 MW of this capacity to our Stephentown plant, and in late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the remaining flywheels for shipment to NorthWestern Energy. Consequently, the frequency regulation revenue earned from the ISO-NE pilot program during the first half of 2011 was lower than that earned during the first half of 2010. As available, we may operate up to one MW of capacity from time to time in the ISO-NE pilot program.

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

On May 24, 2010, we announced that we signed a contract with the New York State Energy Research and Development Authority (NYSERDA) relating to a $2 million grant. This grant will provide $1.5 million to pay for a portion of the interconnection and other aspects of the Stephentown facility, which is being accounted for as a reduction of eligible project costs on a percentage-of-completion basis; $100,000 for a visitor information center at the Stephentown site; and $400,000 for other project tasks not specifically related to SRS project costs, which is being accounted for as grant revenue, also on a percentage-of-completion basis.

On December 23, 2010, we sold 10,000 units of the Company for net proceeds of approximately $8.7 million. Each Unit sold consisted of (i) one share of our Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the “preferred stock”), (ii) a warrant to purchase 0.5 of a share of preferred stock (the “preferred warrant”) and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the “common warrant”, and together with the preferred warrants, the “warrants”), at a price to the public of $1,000 per unit, less issuance costs. The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.  During the first half of 2011, all of the preferred warrants were exercised (providing cash proceeds of $5 million), and a substantial number of the preferred shares were voluntarily converted to common stock by the investors or redeemed as scheduled.  We have accounted for these securities as liabilities at fair value.  Consequently, as a result of these conversion/redemption activities, we have recorded significant non-cash losses, which are partially offset by non-cash interest income related to these securities during the first half of 2011.

$24 Million DOE Smart Grid Stimulus Grant for Second 20 MW Regulation Plant

In November 2009, the DOE announced that it had awarded us a Smart Grid Stimulus Grant valued at $24 million, for use in construction of a second 20 MW flywheel energy storage plant. The award provides funds to design, build, test, commission and operate a 20 MW flywheel energy storage frequency regulation plant in the PJM Interconnection region. We are planning to build this facility on a property in Hazle Township, Pennsylvania, for which we have entered into an option agreement with an economic development agency in the state. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month. The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant and an exemption from property taxes through 2017. We have filed for interconnection, and have completed the system impact study and an environmental assessment for this site.

In April 2011, we were approved by the DOE to proceed to Phase II tasks, subject to final expected approval of the revised project budget.  We expect the project budget to be approved before the end of the third quarter of 2011.  Phase II tasks include the procurement of all materials and components; flywheel manufacturing and delivery; and complete plant construction. In Phase II, subject to approval of the budget, we are allowed to draw up to 95% of the $24 million grant.  Under Phase I, we were limited by a spending cap of 4% of the grant amount.

Site Development Efforts for Future Plants

In April 2010, we entered a two-year option that provides the right to purchase a property in Chicago Heights, Illinois, for $1 million. The property is zoned industrial, and contains certain improvements relevant to our planned use, including equipment that may be usable for physical interconnection to 138 KVA transmission lines. In consideration for this option, we are paying the owner $2,000 per month. If we elect to purchase the land, the option payments will be applied to the purchase price. We have filed for interconnection and have completed both a system impact study and an environmental assessment for this site.  A facilities upgrade study is underway.

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

Since our inception in 1997, we have funded our development primarily through the sale of common stock.  In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. Since our initial public offering, we have raised approximately $125.0 million as of June 30, 2011, through the sale of our stock and exercise of warrants related to those stock sales.  In December 2010, we raised approximately $8.7 million, net of offering costs, from the sale of mandatorily redeemable convertible preferred stock and associated preferred and common warrants.  During the first half of 2011, we raised $6.5 million from the exercise of preferred and common warrants. We estimate that we will need to raise approximately $5 to $10 million in order to fund operations into the second quarter of 2012.  In addition to the DOE grant, we will need to raise an additional $29 million from a combination of project finance and equity to be able to order long-lead items and begin construction of our second merchant plant in Hazle Township.   In December 2010, the prior administration submitted for final approval a $5 million Redevelopment Assistance Capital Program (RACP) grant from the Commonwealth of Pennsylvania for the construction of a 20 MW frequency regulation plant.  However, this grant has not been finalized, and may not be finalized, due to budgetary considerations.   If it is finalized, it will reduce the funds we need to raise to complete this project by $5 million. The DOE grant will provide $24 million of the estimated $53 million cost of the Hazle Township plant.

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

Revenues

Our revenue during the three and six months ended June 30, 2011, and 2010, came primarily from three sources:

•                  Frequency regulation service revenue from our first merchant plant in Stephentown, New York, and to a significantly lesser extent, from the ISO-NE pilot program

•                  Research and development contracts and a grant, for which revenue has been recognized using the percentage-of-completion method

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

Frequency regulation revenue in 2011 is expected to be significantly higher than in 2010, now that the Stephentown plant is operating at its full 20 MW capacity.  Additionally, we expect our R&D contract revenue to be higher in 2011 than in 2010, primarily due to the ARPA-E contract.

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

Operations and Maintenance

Operations and maintenance (O&M) expenses are related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations. Since our current production levels are still well below our facility’s full capacity, O&M costs for the six months ended June 30, 2011 and 2010 include a significant amount of unabsorbed overhead.  In addition, non-capital costs associated with substation upgrades in Stephentown and other operating expenses associated with our Stephentown facility, costs associated with running ISO-NE pilot resources and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in O&M. O&M expenses are expected to increase slightly for the year ending December 31, 2011, as compared to the prior year.

Research and Development

Research and development (R&D) represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.  We expect R&D expenses to decrease slightly in 2011.

Selling, General and Administrative Expenses (SG&A)

Our selling expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses and regulatory compliance efforts. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. Overall, we expect our SG&A expenses for fiscal 2011 to be higher than in 2010 due to increased regulatory, legal expenses and costs associated with financing.

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

Depreciation and Amortization

Our depreciation and amortization is primarily related to depreciation on capital expenditures and the amortization of lease and leasehold costs related to our facilities and the amortization of deferred loan costs.  Depreciation and amortization expense will increase substantially in future periods as we amortize costs associated with the FFB loan and depreciate our Stephentown facility.

Interest Income

Interest income is attributable to interest earned from cash deposits.

Interest Expense

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

Non-cash interest income (expense) related to preferred stock and associated warrants

Non-cash interest income (expense) relating to our mandatorily redeemable convertible preferred stock, preferred stock warrants, and common stock warrant liabilities (see Debt or derivative liabilities recorded at fair value, below) may be either a charge or a credit. It includes changes in the fair value of the preferred stock and warrants, the difference between the fair value of our preferred stock and warrant liabilities and the fair value of our common stock when we redeem our preferred stock or investors exercise their warrants, and the value of our common stock issued to preferred stock investors in lieu of cash dividends.

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

Debt or derivative liabilities recorded at fair value

Costs related to the issuance of debt for which we have elected the fair value option are recognized in current earnings. We have elected not to mark our MassDev or FFB loan to market through the income statement. However, we have three instruments that are recorded as debt or derivatives which we have elected to mark to fair value through earnings: our mandatorily redeemable convertible preferred stock, our preferred stock warrants, and the common stock warrants issued in conjunction with our preferred stock. We determine fair value for these instruments as of the end of each reporting period, and we reduce the amount outstanding for redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Non-cash interest.

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

•                  Redemptions:  We expect to redeem the balance of our preferred stock at the scheduled installment date, by issuing common stock. The difference between the fair value of the preferred stock and the fair value of the common stock on the date the common stock issued is charged or credited to Non-cash interest.

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

•                  Preferred Stock Warrants

We accounted for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were mandatorily redeemable, which obligated us to transfer assets at some point in the future. (See Notes 3 and 11 to the Consolidated Financial Statements.) The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in Non-cash interest on the consolidated statements of operations. As the warrants were exercised, the warrant liability was reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise was charged or credited to Non-cash interest.  All of the preferred stock warrants were exercised during the six months ended June 30, 2011; therefore, there were no preferred stock warrants outstanding as of that date.

•                  Common Stock Warrants

We have issued common stock warrants in connection with the December 2010 preferred stock offering. (See Notes 3 and 13 to the Consolidated Financial Statements.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

Revenue Recognition

We earn revenue from several sources, which are accounted for as follows:

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

Based on our analysis, no asset impairment charges were considered necessary as of June 30, 2011, or December 31, 2010.  However, should regulation pricing in the NYISO market decline and not be offset by performance-based pricing , or should we experience significant unexpected cost increases, our Stephentown plant may become impaired in the future.

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

Results of Operations

Comparison of Three and Six Months ended June 30, 2011, and 2010

	Three months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Revenue	$525	$166	$359	216%
Cost of goods sold	325	72	253	351%
Gross margin	200	94	106	113%
Operating expenses:
Operations and maintenance	1,187	824	363	44%
Research and development	1,403	1,889	(486)	-26%
Selling, general and administrative	2,916	2,430	486	20%
Loss on contract commitments	—	(100)	100	-100%
Depreciation and amortization	903	546	357	65%
Casualty loss (recovery)	—	—	—	0%
Total operating expenses	6,409	5,589	820	15%
Loss from operations	(6,209)	(5,495)	(714)	13%
Interest and other income (expense), net	1,792	(56)	1,848	3300%
Loss on extinguishment of debt	(877)	—	(877)	NA
Net loss	$(5,294)	$(5,551)	$257	-5%

	Six months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Revenue	$970	$401	$569	142%
Cost of goods sold	631	255	376	147%
Gross margin	339	146	193	132%
Operating expenses:
Operations and maintenance	1,811	1,790	21	1%
Research and development	2,632	3,962	(1,330)	-34%
Selling, general and administrative	5,349	4,376	973	22%
Loss on contract commitments	—	(100)	100	-100%
Depreciation and amortization	1,689	1,076	613	57%
Total operating expenses	11,481	11,104	377	3%
Loss from operations	(11,142)	(10,958)	(184)	2%
Interest and other income (expense), net	1,503	(133)	1,636	1230%
Loss on extinguishment of debt	(7,379)	—	(7,379)	NA
Net loss	$(17,018)	$(11,091)	$(5,927)	53%

Revenue

The following table provides details of our revenues for the three and six months ended June 30, 2011, and 2010.

						Cumulative
						Contract
						Value
		Three months ended		Six months ended		Earned as of	Total	Remaining
	Percent	June 30,		June 30,		June 30,	Contract	Value
	complete	2011	2010	2011	2010	2011	Value	(Backlog)
	(dollars in thousands)
Frequency regulation		$310	$124	$578	$267
Contracts
NAVSEA	58%	29	—	29	—	$29	$50	$21
Tehachapi	100.0%	3	1	6	26	223	223	—
Pacific Northwest National Lab	100.0%	—	30	—	84	104	104	—
ARPA-E	19.5%	156	—	316	—	437	2,246	1,809
ABIOMED	NA	7	—	8	—	27	NA	NA
NYSERDA	67.5%	—	—	—	—	270	400	130
Total Contract and Grant Revenue		$195	$31	$359	$110	$1,090	$3,023	$1,960
Other (inverters, accessories and APS credits)		20	11	33	24
Total		$525	$166	$970	$401

Revenue for the three and six months ended June 30, 2011, increased by approximately $359,000 and $569,000, or 216% and  142%, respectively, compared to the same period in 2010.  Frequency regulation revenue for the three and six months ended June 30, 2011, increased by approximately $186,000 and $311,000, or 150% and 116%, respectively, compared to the same periods in 2010. The increase was due primarily to revenue earned at our Stephentown facility, partially offset by a decrease in frequency regulation revenue earned through the ISO-NE pilot program.  Revenue from research and development contracts for the three and six months ended June 30, 2011, increased by approximately $164,000 and $249,000, or 529% and 226%, respectively, in 2011 as compared with the same period in 2010.  This increase is primarily due to revenue earned from our ARPA-E contract.

We began to earn revenue in January 2011 from 8 MW of flywheel energy storage at our Stephentown plant.  During the first half of 2011, we continued to integrate and energize additional capacity.  We announced on June 21, 2011, that the plant had reached its full 20 MW capacity.  Revenue in New York for the quarter and year to date is lower than expected, due to continuing low prices for regulation in the New York market as well as lower capacity utilization than planned.  We implemented a change in the plant control algorithm during the last week of June 2011 that has resulted in an improvement in the capacity utilization, and we expect continued improvement in this area as we further optimize the plant control algorithms.  Additionally, on February 17, 2011, FERC issued a NOPR that, if adopted as proposed, would direct each ISO to implement a “pay-for-performance” compensation structure for frequency regulation.  Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed.  Should FERC’s rule requiring performance-based regulation tariffs be adopted, the economics of our plants, including our Stephentown plant, would be significantly enhanced and our addressable markets would also expand.  We expect FERC to issue an affirmative final ruling on performance pricing before the end of 2011.

Revenue from frequency regulation from the ISO-NE pilot program was lower during the first half of 2011 than during the same period in 2010 because we moved approximately 2 of the 3 MW of capacity to Stephentown, New York during the third quarter of 2010. In late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the flywheels for shipment to NorthWestern Energy.  In July 2011, we resumed limited operation in the ISO-NE pilot program.

In 2010, we began work on the ARPA-E contract, for which we expect to earn $2.2 million over a two-year period.  This contract was 5.4% complete as of the end of 2010.  We completed an additional 14.1% of this contract during the first half of 2011.  Additionally, in 2010 we were awarded a $2 million grant from NYSERDA, $1.5 million of which will be accounted for as a reduction in the Stephentown project cost, $100,000 which will be used to build a visitor center in Stephentown, New York, and $400,000 of which will be earned through the completion of non-SRS related project milestones (of which $180,000 has been recognized as grant revenue based on percentage of completion as of December 31, 2010).   No additional revenue was recognized from the NYSERDA grant during the first half of 2011; however, approximately $78,000 has been accrued as a reduction of Stephentown project costs during this period, and $90,000 has been accrued for the Stephentown visitor center. In the first quarter of 2010, revenue was earned from the PNNL contract (which was completed in 2010) and for the Tehachapi contract.  The Tehachapi contract was completed as of June 30, 2011.   In addition, during the first half of 2011, we completed 58% of the $50,000 Navy contract.  This is a fixed price contract on which we do not expect to incur a loss.

Cost of Goods Sold

Cost of goods sold (COGS) for the three and six months ended June 30, 2011, and 2010 was as follows:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$310	$135	$175	$124	$96	$28
Contract	195	190	5	31	(24)	55
Inverters and APS credits	20	—	20	11	—	11
Total	$525	$325	$200	$166	$72	$94

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$578	$277	$301	$267	$200	$67
Contract	359	354	5	110	55	55
Inverters and APS credits	33	—	33	24	—	24
Total	$970	$631	$339	$401	$255	$146

COGS, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales, increased from approximately $72,000 in the second quarter of 2010 to approximately $325,000 during the second quarter of 2011.  COGS, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales, increased from approximately $255,000 for the six months ended June 30, 2010, to approximately $631,000 for the six months ended June 30, 2011.

COGS for frequency regulation services includes the cost of energy and, for our Tyngsboro resources providing service through the ISO-NE pilot program, it also includes retail transmission and distribution (T&D) charges.  The increase in frequency regulation COGS is related directly to the increase in capacity in service at our Stephentown plant.  Our gross margin for regulation services increased from 22.6% to 56.5% for the quarters ended June 30, 2010, and 2011, respectively, and from 25.1% to 52.1% for the first half of 2010 as compared to the first half of 2011.  The improvement in gross margin is due to the difference in cost structure for our NY assets as compared to our Tyngsboro assets.  Our Tyngsboro assets operating under the ISO-NE pilot program are connected to the grid through distribution-level power lines, and therefore they incur transmission and distribution (T&D) charges from the local utility.  These charges represent approximately two-thirds of the cost of energy for those assets.  The New York assets are connected to the grid through transmission lines, and therefore do not incur these T&D charges (resulting in higher gross margins).

COGS for R&D contracts are being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs.  Since most of our contracts were granted on a cost-share basis for which the cost share was previously reserved, the gross margin for those contracts is zero, and the COGS increase is commensurate with the increase in revenue reported.

COGS do not reflect the true cost of any inverter sales, because our inverter inventory was fully written off during a prior year.  There is no cost of sales associated with the sale of APS credits.

Operations and Maintenance Expense

For the three and six months ended June 30, 2011, operations and maintenance (O&M) expenses increased by $364,000, or 44% and $21,000 or 1% respectively, compared to the same periods in 2010.  Significant changes in spending are explained in the table shown below.

	Three months ended June 30	Six months ended June 30	Comment
	(in thousands)
Period ended June 30, 2010	$823	$1,790
Subcontractors and consultants	(102)	384

On a year-to-date basis, the increase is due primarily to costs associated with the interconnection and substation at Stephentown. Spending on the substation was lower during the second quarter of 2011 than during the second quarter of 2010 as we neared completion of the project.

Allocations and overhead	(155)	(1,432)	Represents higher overhead applied to capital assets based on increasing production levels.
Occupancy and repairs	435	369

For the quarter and year to date, the increase represents primarily costs to repair equipment, both in Stephentown and in Tyngsboro. This increase was partially offset by a decrease in occupancy costs, since 2010 costs included repairs to our roof.

Legal	167	421	Increase due to legal costs associated with required monitoring for the DOE loan.
Expense materials	(163)	(71)	Decreased spending for small tools and equipment, freight, tooling and production supplies.
Salaries and benefits	76	215

Increased use of temporary staffing to build, install and commission our flywheels and ancillary equipment at our Stephentown facility, along with higher costs for benefits, particularly employee health insurance.

Stock compensation	56	64	Higher stock compensation expense due primarily to larger option grants made to the officers and employees in 2011, partially in lieu of pay increases.
Software and maintenance	15	31	Increase in software costs.
Hiring expense	(21)	(21)	Hiring costs were lower for the year and quarter because of limited hiring during 2011.
Audit	45	45	Higher audit fees due to first year audit of SRS as well as more complex financial instruments issued in 2010.
Other	11	16	Primarily increases in telephone, conferences, training, and miscellaneous expenses.
Period ended June 30, 2011	$1,187	$1,811

Research and Development Expense

For the three and six months ended June 30, 2011, research and development (R&D) expenses decreased by $486,000, or 26% and $1,330,000 or 34%, respectively from the same periods in 2010. Significant changes in spending are explained in the table shown below.

	Three months ended June 30	Six months ended June 30	Comment
	(in thousands)
Period ended June 30, 2010	$1,889	$3,962
Expense materials	(128)	(683)	In 2010, expense materials for R&D primarily related to work developing lower cost components for our flywheels and related technology.
Salaries and benefits	(204)	(394)	Lower salaries and benefits expense due primarily to increases in the amount of labor that is capitalized.
Subcontractors and consultants	104	187	Increased use of contractors.
Allocations and overhead	(302)	(493)	Increase in overhead allocated to ARPA-E and other contracts, combined with an increase in capitalized overhead for the Stephentown project.
Stock Compensation	85	121	Stock compensation increase due to 2011 grants to the officers and employees.
Other	(41)	(68)	Reductions in legal, occupancy, software maintenance and outside testing costs which were partially offset by slight increases in hiring and travel costs
Period ended June 30, 2011	$1,403	$2,632

Selling, General and Administrative Expense

For the three and six months ended June 30, 2011, selling, general and administrative (SG&A) expenses increased by approximately $486,000, or 20%, and $973,000, or 22%, respectively, compared to the same periods in 2010.  Significant changes in spending are explained in the table shown below.

	Three months ended June 30	Six months ended June 30	Comment
	(in thousands)
Period ended June 30, 2010	$2,430	$4,376
Subcontractors and consultants	54	(104)	Less use of consultants.
Legal, audit and professional fees	153	247

Primarily due to increase in legal costs associated with potential sales and regulatory affairs aimed at supporting pay-for-performance, as well as higher audit fees related to the more complex securities issued in 2010.

Salaries and benefits	115	405	Increase due to new hires made later in 2010, primarily to support the administrative cost of managing the Stephentown project and sales and marketing of turnkey systems.
Hiring expense	(88)	(118)	Cost associated with new hires in 2010; there were no new SG&A hires in 2011.
Travel	20	64	Increase in travel, especially international travel.

	Three months ended June 30	Six months ended June 30	Comment
	(in thousands)
Public company / investor relations	131	317	Increase due to costs associated with the exercise of preferred stock warrants and to prepare XBRL filings.
Stock Compensation	49	165	Increase due to 2011 option grants made to officers and employees.
Small tools and equipment	(11)	(28)	Fewer PCs purchased than during prior year; in part because there were no new hires.
Allocations and overhead	71	51	Increase represents G&A overhead allocated to the ARPA-E contract.
Other	(8)	(26)	Reduction in miscellaneous costs.
Period ended June 30, 2011	$2,916	$5,349

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

In the second quarter of 2010, we adjusted the overhead charged to various contracts.  In addition, we closed out several contracts and adjusted the contract loss reserve accordingly.  At June 30, 2010, the remaining accrued contract loss related to our expected cost share portion of the Tehachapi contract.  That contract was completed as of the end of June 2011.  The contract loss reserve as of June 30, 2011, related to our expected cost share portion of the ARPA-E contract.  No loss reserve adjustment was considered necessary during the three- and six-month periods ended June 30, 2011.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $546,000 during the three months ended June 30, 2010, to approximately $903,000 for the same period in 2011, an increase of approximately $357,000, or 65%.   Depreciation and amortization for the six months ended June 30, 2011 was approximately $1,689,000, as compared to $1,076,000 for the same period in 2010.  The increase in depreciation and amortization results primarily from the capitalization of flywheel and related equipment that was placed into service in 2011 in Stephentown.

Interest and Other Income (Expense), net

Average cash balances during the first six months of 2011 were approximately $9.2 million lower than during the same period in 2010. In addition, interest rates were significantly lower in 2011.  As a result of the lower interest rates and lower cash balances, interest income for the first six months of 2011 was approximately $2,300 lower than during the first six months of 2010.

Interest expense for the three and six months ended June 30, 2011, and 2010, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash paid for interest	$60,979	$67,239	$122,471	$149,213
Accrued interest and interest added to FFB loan	312,907	—	524,263	—
Make-whole dividends paid upon conversion of redeemable preferred stock	49,474	—	691,298	—
Amortization of MassDev warrants	11,036	13,117	22,603	26,737
Less: interest capitalized	(218,154)	(21,745)	(443,133)	(30,988)
	$216,242	$58,611	$917,502	$144,962

Interest expense for the three and six months ended June 30, 2011 is approximately $158,000 and $773,000 higher than in the comparable periods in 2010 due to interest related to the FFB loan and make-whole cash dividends paid upon conversion of redeemable preferred stock. Interest on the FFB loan is payable quarterly; however, during the construction period we have the option to defer interest payments by adding them to the principal loan balance. We chose to defer the interest payments that were due on March 15 and June 15, 2011.

Other expense for the quarter ended June 30, 2011, represents primarily a loss on currency exchange.

Non-cash interest related to preferred stock and associated warrants

Non-cash interest related to preferred stock and associated warrants for the three- and six-month periods ended June 30, 2011, and 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
Non- cash interest income (expense):	2011	2010	2011	2010
Expense dividends prepaid at end of prior period	$(9,513)	$—	$(62,886)	$—
Dividends paid in common stock with conversions	(4,906)	—	(37,452)	—
Dividends paid in common stock with redemptions	(43,065)	—	(84,780)	—
Interest expense on redemption of preferred stock	(1,156,999)	—	(3,226,709)	—
Interest expense on exercise of preferred warrants	1,818,023	—	5,084,366	—
Interest expense on exercise of common warrants	112,991	—	112,766	—
Fair value adjustment to preferred stock	(208,057)	—	(223,656)	—
Fair value adjustment to preferred stock warrants	—	—	(41,733)	—
Fair value adjustment to common stock warrants	1,503,976	—	942,150	—
Subtotal	2,012,450	—	2,462,066	—
Less: prepaid dividends	5,808	—	5,810	—
Non-cash interest income as of June 30, 2011	$2,018,258	$—	$2,467,876	$—

Loss on extinguishment of debt

Loss on extinguishment of debt of approximately $7,379,000 for the six months ended June 30, 2011, is a non-cash item representing the gain or loss recognized when investors voluntarily converted their mandatorily redeemable convertible preferred stock for common stock. The gain or loss was calculated as the difference between the fair value of the common stock and the fair value of the preferred stock as of the date of the conversion. During the first six months of 2011, 8,953 shares of preferred stock with a stated value of $1,000 per share were voluntarily converted by their owners.  As of June 30, 2011, there were 847 shares of preferred stock outstanding, and no preferred stock warrants outstanding. The amount of any additional gains or losses in 2011 will vary based on the amount of preferred stock that is converted and the fair value of our common stock at the date of such conversion.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended June 30, 2011, was approximately $5,924,000, which represents a decrease in the loss of approximately $257,000, or 5% over the same period in 2010, primarily due to non-cash expenses related to the preferred stock and related warrants and make-whole cash dividends paid to investors when they converted their preferred shares to common stock.  The net loss for the six months ended June 30, 2011, was $17,018,000, which represents an increase of approximately $5,927,000, or 53%, compared to the net loss for the first half of 2010. The loss from operations for the six months ended June 30, 2011, was $11,142,000, compared to $10,958,000 for the same period of 2010, an increase of $184,000, or 2%.

Liquidity and Capital Resources

	Six months ended June 30,
	2011	2010
	(in thousands)
Cash and cash equivalents	$5,377	$11,408
Working capital	(3,411)	3,833
Cash provided by (used in)
Operating activities	(13,691)	(9,157)
Investing activities	(14,020)	(7,110)
Financing activities	22,223	5,069
Net decrease in cash and cash equivalents	$(5,488)	$(11,198)
Current ratio	0.7	1.4

Our first 20 MW plant is being financed by the $43 million loan guaranteed by the DOE and provided by the FFB, together with $26 million of cash and in-kind assets that we contributed to the project on August 6, 2010, upon closing the loan. We receive monthly disbursements from this loan, based upon eligible project spending, subject to the satisfaction of certain conditions.  We have approximately $5.4 million cash on hand as of June 30, 2011, and an additional $2.9 million which belongs to SRS (included in “Restricted cash” on our Consolidated Balance Sheet).  The terms of the FFB Loan Documents require us to establish and maintain collateral cash accounts with the Collateral Agent. The Collateral Agent has sole dominion and control over, and the exclusive right of withdrawal from, all project accounts other than the operating disbursement and the maintenance reserve accounts. SRS had approximately $129,000 in its maintenance reserve account as of June 30, 2011. All SRS revenue must be deposited in the collateral cash account for subsequent flow to the remaining project accounts, as mandated under the terms of the FFB Loan Documents.  These documents establish a “waterfall” for the distribution of project revenues.  The Collateral Agent is responsible for administering the cash accounts in accordance with the terms of the FFB Loan Documents.

Negative working capital of approximately $3.4 million at June 30, 2011, is due in part to the preferred stock and common warrant liabilities, which totaled approximately $2.7 million as of June 30, 2011.  We expect these liabilities to be settled in common stock, rather than cash.  The other factors impacting our working capital relate to the timing of disbursements from the FFB loan and DOE grant.

Our cash requirements depend on many factors including, but not limited to, the cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs, as well as sales, general and administrative expenses.  Since we have not yet generated significant revenue from our principal operations, we do not generate enough cash from operations to satisfy our working capital requirements.  The terms of the FFB loan require us to escrow a significant amount of the cash generated from SRS operations in 2011 to create required reserves for debt service, maintenance, and ongoing operations. We expect to make significant expenditures this year and beyond to fund our operations, increase our manufacturing capacity, and build and deploy our frequency regulation plants. To implement our business plan, we will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis. Although the Stephentown plant began generating revenue in 2011, the terms of the FFB loan require us to escrow a significant amount of the cash expected to be generated from SRS operation in 2011 and beyond to create required reserves for debt service, maintenance and ongoing operations.  We estimate that we will need to raise an additional approximately $5 to $10 million during 2011 in order to fund operations into the second quarter of 2012.

Our second plant will be in Hazle Township, Pennsylvania, and will be funded, in part, with a $24 million DOE Stimulus Grant, an agreement for which was reached on January 1, 2010. Since that time, we have been involved with pre-construction preparation under Phase I of the grant agreement. This included filing for interconnection, completion of a system impact study, and completion of a draft environmental assessment. In April 2011, we were approved by DOE to proceed to Phase II tasks, subject to final expected approval of the revised project budget.  We expect the project budget to be approved before the end of the third quarter of 2011.  Phase II tasks include the procurement of all materials and components, flywheel manufacturing and delivery, and complete plant construction. The exact timing and pace of manufacturing and construction activities will depend on the receipt of additional funding. We are pursuing project financing alternatives to satisfy these requirements, which may include debt or equity in addition to a potential $5 million grant from the Commonwealth of Pennsylvania, although there is no guarantee that we will receive any such grant. We expect to require approximately $24 million in financing in addition to the DOE and Pennsylvania grants to complete this plant.

We are continuing preparations for a potential third merchant plant to be located in either Chicago Heights, Illinois or Glenville, New York. In 2011, we do not anticipate material expenditures related to either of these locations.

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

Operating Activities

Net cash used in operating activities was approximately $13,691,000 and $9,157,000 for the six months ended June 30, 2011, and 2010, respectively.  The primary component of the negative cash flows from operations is our net losses.  For the six months ended June 30, 2011, we had a net loss of approximately $17,018,000.  Adjustments to reconcile net loss to cash flow in 2011 include non-cash loss related to conversion of preferred stock of approximately $7,380,000, depreciation and amortization of approximately $1,689,000, non-cash stock compensation of approximately $724,000, interest expense on warrants of approximately $23,000, partially offset by non-cash interest income related to preferred stock and associated warrants of approximately $2,468,000, a net increase in deferred rent of approximately $79,000, and changes in operating assets and liabilities of approximately $3,942,000.

During the same period in 2010, we had a net loss of approximately $11,091,000.  Adjustments to reconcile net loss to cash flow for the period include depreciation and amortization of approximately $1,075,000, non-cash stock compensation of approximately $375,000, interest expense on warrants of approximately $27,000, changes in operating assets and liabilities of approximately $523,000, partially offset by a net increase in deferred rent of approximately $66,000.

Investing Activities

Net cash used in investing activities was approximately $14,020,000 and $7,110,000 for the six months ending June 30, 2011, and 2010, respectively.  The principal use of cash in 2011 was the purchase and manufacture of property and equipment in the amount of approximately $14,381,000 (net of related payables and accruals) and an increase in other assets (patents) of approximately $38,000.  These were partially offset by a reduction in advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $373,000 and a reduction in restricted cash of approximately $26,000.

For the six months ended June 30, 2010, the principal use of cash was the purchase of property and equipment in the amount of approximately $2,347,000, advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $4,681,000, and increase in other assets (patents) of approximately $82,000.

Financing Activities

Net cash provided by financing activities was approximately $22,223,000 and $5,069,000 for the first six months ending June 30, 2011, and 2010, respectively.  In 2011, funds were provided by loan draws on the FFB loan of approximately $16,156,000, preferred stock warrant exercises of $5,000,000, common warrant exercises of approximately $1,443,000, and stock issued under the employee stock purchase plan of approximately $43,000. These were offset partially by cash paid for financing costs of approximately $50,000, repayment of MassDev loan of approximately $347,000, and expenses related to the sale of stock and warrants of approximately $22,000.

For the first six months of 2010, funds were provided by the sale of stock to an investor of approximately $1,513,000, warrant exercises of approximately $4,765,000 and the issuance of stock under the employee stock purchase plan of approximately $61,000.  These were partially offset by cash paid for financing cost (primarily for the DOE loan) of approximately $944,000 and approximately $326,000 in repayment of the MassDev loan.

The following table summarizes our commitments and debt payment obligations at June 30, 2011:

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$566,500	$3,868,499	$356,961	$—	$4,791,960
December 31, 2012	778,937		751,527	1,064,125	2,594,589
December 31, 2013	804,688		803,157	2,128,249	3,736,094
December 31, 2014	618,001		857,716	2,128,249	3,603,966
December 31, 2015	—		680,387	2,128,249	2,808,636
December 31, 2016	—		—	2,128,249	2,128,249
Thereafter	—		—	28,731,363	28,731,363
Total Commitments	$2,768,126	$3,868,499	$3,449,748	$38,308,484	$48,394,857

Non-cancellable purchase obligations:		$2,252,882
Less advance payments to suppliers		(478,828)
Non-cancellable purchase obligations net of advance payments:		$1,774,054

As of June 30, 2011, we had purchase commitments with our suppliers of approximately $3.9 million. Of this amount, approximately $2.3 million represents firm, non-cancellable commitments against which we have made advance payments totaling $479,000, leaving a net non-cancelable obligation of approximately $1.8 million as of June 30, 2011.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk.  At June 30, 2011, we had approximately $1,648,000 of cash equivalents that were held in non-interest bearing checking accounts.  Also at June 30, 2011, we had approximately $6,932,000 of cash equivalents (including approximately $3,203,000 in cash equivalents shown on our balance sheet as “Restricted cash”) that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $3.6 million of our cash on hand at June 30, 2011, was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government fund.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of June 30, 2011.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2011.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011, and the additional or supplemental risk factor shown below. Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

We may incur unexpected losses if future maintenance, repair and replacement expenses at our Stephentown plant are higher than expected.

Our operating plan for the Stephentown plant includes a budget for anticipated repair and maintenance costs.  This plan anticipates repairing and/or replacing a certain percentage of flywheels over their expected life, which our engineering analysis predicts will be 20 years based on analytical prediction models and years of successful operating experience. However, our flywheels are new technology and haven’t been in existence for this length of time.  Our Smart Energy Matrix™ is a complex system, and errors may occur during the manufacturing or installation process. Nonetheless, we have incorporated technical features in our flywheel systems that are designed to ensure that a failure in one flywheel will not result in any significant damage to any others or to the facility, including secondary damage to the electrical grid.  In July 2011, one of the 200 flywheels in Stephentown failed.  We are currently investigating the root cause and the appropriate corrective action for this failure. Our system operated as designed, and no other equipment was damaged.  However, over the life of the plant, if we incur significantly higher than anticipated repair and maintenance costs, it could have a materially adverse effect on our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2007.

Exhibit Number	Ref	Description of Document
3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009.

3.5	(6)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated February 24, 2011.

3.6	(3)	Amended and Restated Bylaws, as amended.

3.7	(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

3.8	(5)	Certificate of Designations of Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on December 22, 2010.

10.1	+	Warrant Amendment and Exercise Agreement dated May 12, 2011 between the Company and Hudson Bay Master Fund Ltd.

10.2	+	Warrant Amendment and Exercise Agreement dated May 24, 2011 between the Company and Kingsbrook Opportunities Master Fund LP.

10.3	+	Warrant Amendment and Exercise Agreement dated May 24, 2011 between the Company and Capital Ventures International.

10.4	+	Warrant Amendment and Exercise Agreement dated May 31, 2011 between the Company and Alpha Capital AG.

10.5	+	First Amendment to Common Agreement dated June 2, 2011 by and among Stephentown Regulation Services LLC, U.S. Department of Energy and PNC Bank National Association d/b/a Midland Loan Services, Inc.

10.6	+	First Amendment to Corporate Guaranty dated June 2, 2011 by and among the Company, U.S. Department of Energy and PNC Bank National Association d/b/a Midland Loan Services, Inc.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	**

The following materials from Beacon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six

Exhibit Number	Ref	Description of Document

months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity as of June 30, 2011 and December 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(3) Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).

(4) Incorporated by reference from the 10-K filed on March 30, 2006 (File No. 000-31973.).

(5) Incorporated by reference from the Form 8-K filed on December 22, 2010 (File No. 000-31973).

(6) Incorporated by reference from the Form 8-K filed on February 25, 2011 (File No. 000-31973).

+ Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON POWER CORPORATION

Date:	August 9, 2011	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	August 9, 2011	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer