Form 10-Q
period 2011-09-30
BEACON POWER CORP
filed 2011-11-14
CIK 1103345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

or

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

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of November 10, 2011, was 32,235,856.

BEACON POWER CORPORATION AND SUBSIDIARIES

ii

Note Regarding Chapter 11 Bankruptcy Filing

On October 30, 2011 Beacon Power Corporation filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”).  The filings, case nos. 11-13450, 11-13451 and 11-13452, were made by each of the Company; Stephentown Holding, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Holdings”); and Stephentown Regulation Services, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“SRS,” and together with the Company and Holdings, the “Debtors”) (together, the “Bankruptcy Cases”). As of the date of this filing, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

These events create uncertainty relating to our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. Our consolidated financial statements as of September 30, 2011, do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of the Bankruptcy Cases.

Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

iii

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$2,026,219	$10,865,760
Accounts receivable, net	448,855	279,376
Unbilled costs on contracts in progress	86,213	66,725
Prepaid expenses and other current assets	561,402	725,862
Total current assets	3,122,689	11,937,723
Property and equipment, net	24,530,136	56,192,205
Restricted cash	3,009,970	3,228,933
Deferred financing costs	3,409,681	3,496,120
Advance payments to suppliers	510,042	851,984
Other assets	309,706	230,270
Total assets	$34,892,224	$75,937,235
Liabilities and Stockholders’ Deficiency/Equity
Current liabilities:
Accounts payable	$2,003,122	$6,172,210
Accrued compensation and benefits	1,302,096	1,205,071
Other accrued expenses	1,487,409	4,211,555
Deferred revenue — current	212,919	49,214
Advance billings on contracts	22,865	26,409
Accrued contract loss	849,362	1,045,545
Deferred rent	183,621	164,308
Current portion of long term debt	702,962	661,215
Mandatorily redeemable convertible preferred stock	24,525	2,900,170
Preferred stock warrant liability — current	—	1,009,388
Common stock warrant liability	668,909	3,242,600
Total current liabilities	7,457,790	20,687,685
Long term liabilities:
Deferred revenue - long term	799,075	—
Deferred rent	442,348	582,210
Long term debt, net of unamortized discount	41,247,912	25,169,568
Preferred stock warrant liability - long-term	—	864,012
Total long term liabilities	42,489,335	26,615,790
Commitments and contingencies (Notes 10, 20 and 21)
Stockholders’ deficiency/equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized 30,325,288 and 20,967,529 shares issued at September 30,2011, and December 31, 2010, respectively	303,253	209,675
Deferred stock compensation	—	—
Additional paid-in-capital	276,997,361	257,772,383
Accumulated deficit	(291,642,051)	(228,635,459)
Treasury stock, 42,699 shares at cost	(713,464)	(712,839)
Total stockholders’ deficiency/equity:	(15,054,901)	28,633,760
Total liabilities and stockholders’ deficiency/equity:	$34,892,224	$75,937,235

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$1,005,495	$124,355	$1,975,624	$525,375
Cost of goods sold (exclusive of items shown separately below)	549,352	118,533	1,180,443	373,674
Gross profit	456,143	5,822	795,181	151,701
Operating expenses:
Operations and maintenance	841,700	195,411	2,652,333	1,985,578
Research and development	1,034,580	1,509,219	3,667,011	5,470,987
Selling, general and administrative	1,736,216	2,185,046	7,084,677	6,560,695
Loss on contract commitments	—	1,070,487	—	970,836
Depreciation and amortization	1,069,023	515,789	2,758,038	1,591,268
Loss on impairment of assets	42,343,994	—	42,343,994	—
Total operating expenses	47,025,513	5,475,952	58,506,053	16,579,364
Loss from operations	(46,569,370)	(5,470,130)	(57,710,872)	(16,427,663)
Other income (expense):
Interest income	1,678	392	9,021	10,020
Interest expense	(414,148)	(15,042)	(1,331,650)	(160,003)
Non-cash interest income related to preferred stock and associated warrants	1,157,649	—	3,625,525	—
Loss on extinguishment of debt	(145,182)	—	(7,524,647)	—
Other income (expense)	(18,768)	(53,967)	(73,969)	(52,076)
Total other income (expense), net	581,229	(68,617)	(5,295,720)	(202,059)
Net loss	$(45,988,141)	$(5,538,747)	$(63,006,592)	$(16,629,722)
Loss to common shareholders	$(45,988,141)	$(5,538,747)	$(63,006,592)	$(16,629,722)
Loss per share, basic and diluted	$(1,60)	$(0.28)	$(2.38)	$(0.89)
Weighted-average common shares outstanding	28,725,508	19,822,934	26,427,728	18,644,171

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(63,006,592)	$(16,629,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,758,038	1,591,268
Loss (gain) on sale or disposition of assets	165,526	—
Impairment of assets, net	42,343,994	—
Interest expense relating to issuance of warrants	33,115	39,343
Loss on extinguishment of debt	7,524,647	—
Non-cash interest income related to preferred stock and associated warrants	(3,625,525)	—
Options and warrants issued to service provider	—	15,739
Stock-based compensation	1,046,857	684,374
Deferred rent	(120,548)	(99,091)
Cash received from landlord for build-out credit	—	—
Changes in operating assets and liabilities:
Accounts receivable	(169,479)	(1,511,616)
Unbilled costs on government contracts	(19,488)	556,046
Prepaid expenses and other current assets	101,578	154,825
Accounts payable	1,457,190	(1,094,056)
Accrued compensation and benefits	97,025	163,759
Advance billings on contracts	795,531	(33,541)
Accrued loss on contract commitments	(196,183)	856,395
Deferred revenue – current	163,705	49,214
Other accrued expenses and current liabilities	(1,896,829)	1,396,413
Net cash used in operating activities	(12,547,438)	(13,860,650)
Cash flows from investing activities:
Restricted cash	218,963	(3,016,369)
Increase in other assets	(79,436)	(105,154)
Purchases and manufacture of property and equipment	(19,915,559)	(12,767,244)
Advance payments to suppliers (net)	341,942	(3,248,893)
Net cash used in investing activities	(19,434,090)	(19,137,660)
Cash flows from financing activities:
Stock offerings, net of expenses	424,032	2,237,764
Shares issued under employee stock purchase plan	43,244	60,522
Issuance of debt	16,613,225	8,199,546
Repayment of debt	(526,250)	(491,955)
Cash paid for financing costs	(57,086)	(2,474,627)
Preferred warrant exercises	5,000,000	—
Common warrant exercises	1,644,822	5,902,038
Net cash provided by financing activities	23,141,987	13,433,288
(Decrease) increase in cash and cash equivalents	(8,839,541)	(19,565,022)
Cash and cash equivalents, beginning of period	10,865,760	22,605,147
Cash and cash equivalents, end of period	$2,026,219	$3,040,125
Supplemental disclosure of cash flow information:
Cash paid for interest	$305,709	$216,103
Common Stock issued in lieu of dividends or to redeem or convert mandatorily redeemable preferred stock	$16,052,466	$—

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficiency/Equity

(Unaudited)

	Common Stock		Additional		Treasury Stock		Total Shareholders’
Description	Shares	Amount	Paid in Capital	Retained Deficit	Shares	Amount	Deficiency/Equity
Balance, December 31, 2009	17,164,162.2	$1,716,416	$245,029,557	$(205,955,693)	42,169	$(712,839)	$40,077,441
Issuance of officer restricted stock units	3,705.2	371	(371)	—	—	—	—
Shares issued through ESPP	43,637.2	4,364	118,304	—	—	—	122,668
Stock-based compensation	—	—	858,467	—	—	—	858,467
Warrants issued to service provider	—	—	15,739	—	—	—	15,739
Redeemable preferred stock converted to common stock	301,577.7	30,158	672,903	—	—	—	703,061
Redeemable preferred stock redeemed for common stock	598,874.1	59,887	1,257,635	—	—	—	1,317,522
Stock issued for dividends on redeemable preferred stock	35,821.9	3,582	75,244	—	—	—	78,826
Issuance of stock for cash, net of issuance costs	992,963.0	99,296	2,138,468	—	—	—	2,237,764
Warrant exercises	1,826,787.5	182,679	5,719,359	—	—	—	5,902,038
Rounding for fractional shares	0.2	—	—	—	—	—	—
Adjust par value for reverse stock split	—	(1,887,078)	1,887,078	—	—	—	—
Net loss	—	—	—	(22,679,766)	—	—	(22,679,766)
Balance, December 31, 2010	20,967,529.0	209,675	257,772,383	(228,635,459)	42,169	(712,839)	28,633,760
Issuance of officer restricted stock units	3,197.0	33	(33)	—	—	—	—
Shares issued through ESPP	30,104.0	301	42,943	—	—	—	43,244
Stock-based compensation	—	—	1,046,857	—	—	—	1,046,857
Return of excess dividend on preferred stock	—	—	—	—	530	(625)	(625)
Redeemable preferred stock converted to common stock	4,390,026.8	43,900	10,870,016	—	—	—	10,913,916
Redeemable preferred stock redeemed for common stock	2,962,400.2	29,624	4,974,598	—	—	—	5,004,222
Stock issued for dividends on redeemable preferred stock	74,758.5	749	133,579	—	—	—	134,328
Issuance of stock for cash, net of issuance costs	778,086.0	7,780	416,252	—	—	—	424,032
Warrant exercises	1,119,186.6	11,191	1,740,766	—	—	—	1,751,957
Rounding for fractional shares	(0.1)	—	—	—	—	—	—
Net loss	—	—	—	(63,006,592)	—	—	(63,006,592)
Balance, September 30, 2011	30,325,288.0	$303,253	$276,997,361	$(291,642,051)	42,699	$(713,464)	$(15,054,901)

See notes to unaudited consolidated financial statements.

BEACON POWER CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1.  Nature of Business and Operations

On October 30, 2011 Beacon Power Corporation filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the Bankruptcy Code (the “Bankruptcy Code”).  The filings, case nos. 11-13450, 11-13451 and 11-13452, were made by each of the Company; Stephentown Holding, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Holdings”); and Stephentown Regulation Services, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“SRS”) and together with the Company and Holdings, the “Debtors” (together, the “Bankruptcy Cases”). As of the date of this filing, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 20 for further discussion of the Bankruptcy Cases.

Nature of Business

Beacon Power Corporation (together with its subsidiaries, collectively the “Company,” “Beacon,” “we,” “our,” or “us”) was incorporated on May 8, 1997, as a wholly owned subsidiary of SatCon Technology Corporation.  Since our inception, we have been primarily engaged in the development of flywheel devices that store and recycle energy on a highly efficient basis.  In 2000, we completed an initial public offering of our common stock and raised approximately $49.3 million, net of offering expenses. Since our initial public offering, we have raised approximately $114.5 million as of September 30, 2011, through the sale of our stock and warrant exercises.

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

Recent Developments

We have experienced net losses since our inception and, as of September 30, 2011, had an accumulated deficit of approximately $292 million, including a non-cash asset impairment loss of approximately $42 million recorded in the quarter ended September 30, 2011.  We do not expect to have positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems.  As of September 30, 2011, we had approximately $2 million in cash and another $3 million in restricted cash, most of which belongs to our wholly-owned subsidiary, SRS.

In our Form 10-Q filed on August 9, 2011, we indicated that we would need to raise an additional $5 to $10 million from a combination of equity, debt and/or cash proceeds from the sale of plants to fund operations into the second quarter of 2012.  On August 23, 2011, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with McNicoll, Lewis &Vlak LLC (“MLV”), pursuant to which we could issue and sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $25,000,000 (the “MLV Shares”) from time to time through MLV (the “Offering”).  Through mid-October 2011, we raised approximately $700,000, net of fees, through the sale of stock under the Sales Agreement.  In mid-October 2011, due to factors discussed below, we discontinued sale of stock through the MLV Sale Agreement.

Regulation pricing in NYISO has been significantly lower thus far in 2011 than during prior years, particularly during August through October 2011.  The pricing appears to be negatively impacted by the bidding strategy employed by one or more market participants.  In approving its pay-for-performance ruling, the Federal Energy Regulatory Commission (“FERC”) approved a requirement for all ISOs to implement a pricing structure that will reward resources such as ours for faster performance (pay-for-performance, “PFP”).  We are investigating other alternatives to resolve this pricing issue prior to New York’s required implementation of pay-for-performance by October 2012.

We believe the drop in our stock price was due to a combination of factors, including conditions in the clean-tech energy industry, and a negative economic and political environment. These factors have resulted in the Company not being able to raise the funds required to support ongoing operations.  As of the end of October 2011, we had essentially exhausted available cash, and did not have access to other sources of cash to fund ongoing business operations.

On October 30, 2011, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Please refer to Note 20 for further discussion of the Bankruptcy Cases.

There is substantial doubt as to our ability to continue as a going concern. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.  We have retained financial and legal advisors to actively evaluate restructuring alternatives and to solicit proposals from potentially interested parties.  We have engaged CRG Partners Group LLC as financial advisors for the open strategic alternatives process, and have engaged Brown Rudnick LLP as legal advisors.

The assessment of our near-term liquidity is based on important factors and assumptions which anticipate certain levels of potential risk.  While all business plans anticipate certain levels of risk, we are exposed to additional bankruptcy- and company-specific risk and uncertainties, including, but not limited to: (1) our ability to successfully fund our operating costs in the near term through debtor-in-possession (“DIP”) financing, a restructuring or other strategic alternatives and (2) successfully emerging from Chapter 11 through a restructuring plan that will lead to our being able to obtain the funds necessary for long-term operating costs and the construction of additional plants.

Operations

Our current business plan, if we are successful in emerging from Chapter 11, is to increase revenues from the commercialization our Smart Energy Matrix™ flywheel system that provides frequency regulation services to the electricity grid in North America. Our plan also includes the sale of turnkey systems outright or on a fractional basis, both within the United States and internationally, which will also be used to provide frequency regulation as well as related energy balancing services. We believe that as we expand our production capabilities and continue to lower system costs, we should be able to market other cost-effective applications for our flywheel systems that should further expand revenues.

We began earning frequency regulation revenue in January 2011 at our Stephentown plant. In June 2011, our Stephentown plant achieved its full 20-MW capacity.  On August 6, 2010, our wholly-owned subsidiary, SRS, closed on a credit facility (the “FFB Credit Facility”) with the Federal Financing Bank (FFB), pursuant to which the FFB agreed to make loans to SRS from time to time in an aggregate principal amount of up to $43,137,019, subject to the terms and conditions set forth in the loan documents governing the FFB Credit Facility (collectively, the “FFB Loan Documents”).  The loans made to SRS by the FFB under the FFB Loan Documents are guaranteed by the U.S. Department of Energy (DOE). Proceeds of the loans made under the FFB Loan Documents, together with $26 million of cash and in-kind assets contributed by Beacon through its wholly-owned subsidiary, Holdings, are being applied to pay the estimated $69 million total project cost of our 20 megawatt (MW) frequency regulation plant in Stephentown, New York.  Advances under the FFB Credit Facility began in September 2010, and were based upon eligible project spending, with the last day for an advance being May 30, 2012. Our Chapter 11 bankruptcy filing on October 30, 2011, constituted an event of default under the FFB Loan Documents.  Accordingly, the loan was accelerated and all amounts thereunder became immediately due and payable as of such date, and we do not expect to receive any additional advances from the FFB Credit Facility except as otherwise ordered by the Bankruptcy Court. Each loan disbursement we received was subject to the satisfaction of multiple conditions.  The total estimated project cost includes capital costs, deferred finance charges, funding for certain reserves upon achievement of “project completion” per the terms of the loan document, and other costs that were expensed as period costs, such as substation improvements and legal fees for DOE and Beacon.  As of September 30, 2011, we expect the project cost to be less than the original estimate, although we have not yet achieved project completion.

On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system.  At the time of our bankruptcy filing, we were in the process of installing the system, which will be operated in conjunction with the Dave Gates Generating Station (formerly known as the Mill Creek Generating Station), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy.  Our system was expected to be operational by the end of 2011.  However, work has been temporarily suspended on this project, pending reorganization efforts. Our completion of this project is dependent upon the availability of funds from DIP financing, an alternative funding source or reorganization under the Bankruptcy Code. The initial term of the lease will be 15 months, which can be extended up to two additional 12-month terms at NorthWestern Energy’s option.  NorthWestern Energy would pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease. At any point, NorthWestern Energy can opt to purchase the 1 MW systems outright for approximately $4 million.  A portion of the lease payments made under the agreement would be applied to the purchase, depending on when the purchase is made.

On October 20, 2011, the Federal Energy Regulatory Commission (FERC) issued mandates that require each grid operator under its jurisdiction to structure their regulation market tariffs to provide pay-for-performance.  Under pay-for-performance tariffs, grid operators would implement a pricing structure that pays faster-ramping resources, such as our flywheels, a higher price for their service.  Because our flywheels react in seconds to a grid operator’s control signal, a response that is exponentially faster than conventional fossil fuel-based regulation resources, pay-for-performance tariffs should enable us to earn increased revenue from any regulation services we provide in those markets, including the NYISO, where we are already operating a 20 MW commercial energy storage facility.  The FERC order is effective 60 days from the issuance date.  Compliance filings are due 120 days from the effective date, and implementation must take place no later than October 2012.

In addition to the revenue we earned from our Stephentown plant, we also earned a limited amount of frequency regulation revenue during the first nine months of 2011 from a small amount of capacity (1 MW or less) operating at our Tyngsboro facility under an ISO-NE pilot program.  During the first half of 2010, we had 3 MW in service at this site; however, during the third quarter of 2010 we redeployed a portion of those assets to the Stephentown plant in partial fulfillment of our equity contribution to SRS.  In April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the remaining flywheels for shipment to NorthWestern Energy.  In July 2011, we resumed limited participation in this pilot program for several weeks.  As of September 30, 2011, we were not participating in the pilot.

We plan to increase revenues by building and operating additional 20 MW facilities. We have been awarded a $24 million DOE Smart Grid stimulus grant to support a plant in Hazle Township, Pennsylvania, which is in the Mid-Atlantic ISO (PJM) region.  In April 2011, we were approved by the DOE to proceed to Phase II tasks, and in September 2011 we received formal approval of the revised project budget, thereby assuring the progression of the project and enabling us to draw Phase II funds of up to 95% of the $24-million grant.  Under Phase I, we were limited to a spending cap of 4% of the grant amount.  We have site control and have filed an interconnection application and DOE has completed and approved the environmental assessment for the Hazle Township site. Recent changes in Pennsylvania law regarding NPDES/Erosion & Sedimentation Control permits have resulted in a need for additional engineering analysis, which will impact our groundbreaking date. As of the date of this filing, we are continuing development work at this plant. The completion of this plant is dependent upon the successful reorganization of the Company and our ability to raise $25 million to fully fund the project.

We are identifying other plant locations for future merchant facilities, as well as marketing our systems to domestic and foreign utilities that lack open-bid markets with the objective of selling our plants in those markets on a turnkey basis.  Additionally, we are exploring other potential flywheel applications, including the sale of systems for wind/diesel/flywheel energy storage hybrid power systems on islands and remote grids, frequency response, as well as military applications.  In September 2010 we were awarded a two-year $2.2 million ARPA-E contract to develop the initial design of a new type of flywheel that would have the capability of delivering four times the energy as our current Gen4 flywheel. If successful, this new flywheel design would be capable of delivering 100 kW for up to one hour.  Additional effort would be required once a design is developed before the new flywheel could be commercialized. Target applications for this device would include ramp mitigation for wind and solar generation whose power output may exceed local ramp rate limitations, demand limiting for commercial, industrial, institutional and government facilities that pay high electricity demand charges, and back-up power supply for a portion of the Uninterruptable Power Supply (UPS) market that requires extended time to achieve orderly shutdown because the customer lacks back-up generation capability.  As of the date of this filing, we are continuing work on this project, the completion of which is dependent upon the successful reorganization of the Company.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America except that certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q.  We suggest that the consolidated financial statements presented herein be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 16, 2011.  In management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included in the accompanying unaudited financial statements.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, particularly in light of the Bankruptcy Cases.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in our consolidated financial statements, we have incurred significant losses of approximately $292 million since our inception including losses during the nine months ending September 30, 2011, of approximately $63.0 million.  The losses in 2011 include a non-cash reserve for asset impairment of approximately $42 million, most of which relates to our Stephentown facility. (See Note 4 for additional detail.) We had approximately $2.0 million in cash and cash equivalents on hand at September 30, 2011, and approximately $3 million in restricted cash at SRS.  Since our cash needs exceed the cash we expect to generate from operations, if we are unsuccessful in restructuring and/or finding an investor for the company, we will be unable to continue as a going concern.

There is substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We have retained financial and legal advisors to actively evaluate structuring alternatives and to solicit proposals from potentially interested parties.  We have engaged CRG Partners Group LLC as financial advisors for the open strategic alternatives process, and have engaged Brown Rudnick LLP as legal advisors.

The assessment of our near-term liquidity is based on important factors and assumptions which anticipate certain levels of potential risk.  While all business plans anticipate certain levels of risk, we are exposed to additional bankruptcy- and company-specific risk and uncertainties, including, but not limited to: (1) our ability to successfully fund our operating costs in the near term though DIP financing, a restructuring or other strategic alternatives and (2) successfully emerging from Chapter 11 through a restructuring plan that will lead to our being able to obtain the funds necessary for long-term operating costs and the construction of additional plants.

Reclassification of prior period amounts

Our Board of Directors authorized a reverse split of the Company’s common stock at a ratio of one-for-ten, effective February 25, 2011. We filed a Certificate of Amendment to our Sixth Amended and Restated Certificate of Incorporation (the “Amendment”) to implement the reverse stock split and to reduce the number of shares of common stock authorized under the Certificate of Incorporation from 400 million to 200 million. The number of shares authorized and all previously reported share and per share amounts have been restated in the accompanying consolidated financial statements and related notes to reflect the reverse stock split.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Beacon Power Corporation and our subsidiaries, Beacon Power Securities Corporation, Holdings and SRS. In September 2008, we established two additional wholly-owned subsidiaries, Tyngsboro Regulation Services LLC and Tyngsboro Holding LLC.  These subsidiaries were inactive, and were dissolved as of August 9, 2011.  The frequency regulation service revenue and costs from the ISO-NE pilot program are accounted for as part of Beacon Power Corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Loss per Share — Basic and Diluted

Basic and diluted losses per share have been computed using the weighted-average number of shares of common stock outstanding during each period as adjusted retroactively for the effect of the reverse stock split that was effective February 25, 2011. Warrants, options and other securities exercisable for common shares are used in the calculation of fully diluted earnings per share (EPS) only if their conversion to common shares would decrease income or increase loss per share from continuing operations.  Since the three and nine-month periods ended September 30, 2011, and 2010, reflect losses, including the potential conversion of warrants and options in the diluted EPS calculation would decrease loss per share. Accordingly, they are considered anti-dilutive and are not included in the calculation of loss per share.

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

Debt or derivative liabilities recorded at fair value

Costs related to the issuance of debt for which we have elected the fair value option are recognized in current earnings. We have elected not to mark our MassDev or FFB loan to market through the income statement. However, we have three instruments that are recorded as debt or derivatives which we have elected to mark to fair value through earnings: our mandatorily redeemable convertible preferred stock, our preferred stock warrants (which had been fully-exercised as of September 30, 2011), and the common stock warrants issued in conjunction with our preferred stock. We determine fair value for these instruments as of the end of each reporting period, and we reduce the amount outstanding for any redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Interest expense.

• Mandatorily Redeemable Convertible Preferred Stock

The certificate of designations governing the rights and preferences of the preferred stock contains several embedded features that would be required to be considered for bifurcation. The preferred stock was mandatorily redeemable and therefore was recorded as a liability. We have elected the fair value option, and as such, we valued the host preferred stock certificate of designations and embedded features as one instrument. Changes in the fair value of the preferred stock were recorded as Non-cash interest on the Statement of Operations.

•                  Redemptions

Historically, we have redeemed our preferred stock by issuing common stock. The difference between the fair value of the preferred stock and the fair value of the common stock on the date the common stock was issued is charged or credited to Non-cash interest income (expense).  We have 48.4 shares of preferred stock outstanding as of September 30, 2011.  As of November 1, 2011, all preferred shares had been redeemed or converted, and there were no preferred shares outstanding.

•                  Conversions

Investors in the preferred stock were able to voluntarily convert their preferred shares to common stock at a conversion price defined in the preferred stock certificate of designations. The difference between the fair value of the preferred stock and the fair value of the common stock given in conversion is recognized as a non-cash gain or loss on the extinguishment of debt.

•                  Dividends

Historically, we have paid the dividends that were due with scheduled redemptions in stock. However, when an investor voluntarily converts its preferred shares, we are required to pay the investor for the dividends that would have been earned had the shares been held to maturity. The portion of those dividends that have not been accrued must be paid in cash, and are referred to as

“make whole” payments. Dividends paid in cash are charged to Interest expense. Dividends paid in stock are valued at the fair value of the common stock as of the date of issuance, and are charged to Non-cash interest.

• Preferred Stock Warrants

We accounted for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were mandatorily redeemable, which obligated us to transfer assets at some point in the future. (See Note 14.) The warrants were subject to re-measurement to fair value at each balance sheet date and any changes in fair value were recognized in Non-cash interest, net, on the consolidated statements of operations. As the warrants were exercised, the warrant liability was reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise was charged or credited to Non-cash interest.  As of September 30, 2011, there were no preferred stock warrants outstanding.

• Common Stock Warrants

We issued common stock warrants in connection with the December 2010 preferred stock offering. (See Note 16.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

Lease Obligation and Deferred Rent

In July 2007, we signed a seven-year operating lease with escalating payments on a 103,000 square foot facility in Tyngsboro, Massachusetts. As part of this lease agreement, we issued to the landlord 15,000 shares of our common stock and a warrant exercisable for 50,000 shares of our common stock in return for lower cash payments under the lease. (See Note 10.)  Additionally, the landlord has reimbursed us for certain leasehold improvements we have made. In accordance with the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC) Topic 840, “Leases,” these reimbursements have been credited to “Deferred Rent,” and we have recorded rent expense on a straight-line basis. The current portion of the deferred rent is included in current liabilities, and the remainder is shown on the balance sheet as “Deferred rent — long term.”

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

Materials purchased to build flywheels, power electronics and other components used in our frequency regulation installations are classified as CIP, along with the related labor and overhead costs. Some components of the Smart Energy Matrix™, such as the flywheels and power electronics, are considered “fungible” in that they can be moved and redeployed at a different location.  Non-fungible costs are costs which would not be recovered if we redeployed the matrix or portions thereof.  In some cases, we may elect to deploy a Smart Energy Matrix™ system at a location for the purpose of demonstrating our technology or gaining experience operating in that particular market.  In these instances, the costs of the fungible components are capitalized, and the remaining costs, which may include such costs as site preparation, interconnection costs, capitalized interest and estimated exit costs, are expensed. See Note 4 “Loss on Asset Impairment”.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are periodically reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, a determination that the asset has become obsolete, current economic and market conditions, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  See Note 4 “Loss on Asset Impairment.”

In light of ongoing decreases in regulation pricing in the NYISO market, we have been performing an impairment analysis of our New York facility on a quarterly basis.  In performing this impairment test, we utilize the two-step approach prescribed under ASC 360-10.  The first step requires a comparison of the carrying value and expected undiscounted cash flows of the reporting units to determine whether the assets are recoverable.  The expected cash flows require significant judgment based upon historical experience, our most recent budget, estimates for revenue and expenses based upon assumed growth rates, external consultants’ reports of anticipated pricing in the energy markets and the effects of actual and probable regulatory changes, such as the FERC pay-for-performance order.  The expected cash flows include estimates for future expenditures required to maintain the service potential of the assets.  Given the uncertainties involved in our estimates, we assign probabilities to various scenarios (e.g., increases in pricing, decreases in pricing, etc.) to calculate a probability-weighted average of potential cash flows. If the assets are recoverable, an impairment loss is not recognized even if the net book value of the long-lived assets exceeds their fair value.

If this first test indicates that the assets are not recoverable, we apply a discount rate to the most likely future cash flows (determined based upon the probability-weighted average of potential cash flows) to determine the fair value of the asset group, and record an impairment charge for the difference. The determination of a discount rate requires judgment relative to the risk.

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

Deferred financing costs

Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt.  Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and fees paid to outside consultants for accounting, legal or engineering investigations or for appraisals.  These costs will be capitalized if the efforts are successful, or expensed when unsuccessful.  Indirect costs are expensed as incurred. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Paid in Capital.  See “Debt or derivative liabilities recorded at fair value” for treatment of issuance costs on liability for which we have elected the fair value option.

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

Revenue and Deferred Revenue

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

•                  Sale of Alternative Renewable Energy Credits

Under the Massachusetts Alternative Energy Portfolio Standard (APS) program, our flywheel energy storage frequency regulation assets operating within the Commonwealth of Massachusetts have been credited with producing a type of Renewable Energy Credit (REC) known as an Alternative Renewable Energy Credit.  These have a market value, and we have recognized revenue on the sale of such credits as revenue when sold on the open market.  As our participation in the ISO-NE pilot program has been reduced, we no longer anticipate earning APS credits.

•                  Inverter Sales

Generally, revenue on inverter and related product sales is recognized on transfer of title, typically when products are shipped and all related costs are estimable.  For sales to distributors, we make an adjustment to defer revenue until the products are subsequently sold by distributors to their customers.

•                  Grants

Grants that relate to revenues are recognized as earned on a percentage of completion basis. Grants that relate to current expenses are reflected as reductions of the related expenses in the period in which they are reported. Grants that relate to depreciable property and equipment are reflected in income over the useful lives of the related assets, and those related to land are recognized as revenue over the life of the depreciable facilities constructed on it. A given grant may be parsed into various components, each of which may be treated either as current revenue, reduction of current expenses, or as deferred revenue to be amortized over the life of a fixed asset, as appropriate given the structure and nature of the grant.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.  We keep our cash investments with high-credit-quality financial institutions or Treasury funds.  At September 30, 2011, substantially all of our cash and cash equivalents were held in interest bearing accounts at financial institutions earning interest at varying rates from 0.006% to 0.159%.  At September 30, 2011, we had approximately $261,000 of cash equivalents that were held in non-interest bearing checking accounts.  Also at September 30, 2011, we had approximately $4,775,000 of cash equivalents (including approximately $3,010,000 in cash equivalents shown on our balance sheet as “Restricted Cash”) that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $1.3 million of our cash on hand at September 30, 2011, was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client. The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

At September 30, 2011, one of our third-party suppliers represented approximately 21.5% of the outstanding balance of our accounts payable and accrued liabilities. Excluding the limited revenue earned in our ISO-NE pilot program, we have one customer for our regulation services, NYISO, who is also the supplier for the cost of goods sold related to those services, e.g., the cost of energy.  The market rates for both energy and frequency regulation can fluctuate significantly from hour to hour, and we have limited control over both rates.

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

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short maturity of these instruments.  See Note 13 for debt fair value, which also approximates carrying value.  See Note 14 for preferred stock and preferred stock warrants, and Note 16 for common stock warrants.

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Current Assets
Cash and cash equivalents	$2,026,219	$2,026,219	$—	$—
Long Term Assets
Restricted cash	3,009,970	3,009,970	—	—
Total Assets	$5,036,189	$5,036,189	$—	$—

	Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liabilities
Mandatorily redeemable convertible preferred stock	$24,525	$—	$—	$24,525
Preferred stock warrant liability - current	—	—	—	—
Common stock warrant liability	668,909	—	—	668,909
Total Current Liabilities	693,434	—	—	693,434
Long Term Liabilities
Preferred stock warrant liability - long term	—	—	—	—
Total Liabilities	$693,434	$—	$—	$693,434

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$10,865,760	$10,865,760	$—	$—
Long Term Assets
Restricted cash	3,228,933	3,228,933	—	—
Total Assets	$14,094,693	$14,094,693	$—	$—

Liabilities
Mandatorily redeemable convertible preferred stock	$2,900,170	$—	$—	$2,900,170
Preferred stock warrant liability - current	1,009,388	—	—	1,009,388
Common stock warrant liability	3,242,600	—	—	3,242,600
Total Current Liabilities	7,152,158	—	—	7,152,158
Long Term Liabilities
Preferred stock warrant liability - long term	864,012	—	—	864,012
Total Liabilities	$8,016,170	$—	$—	$8,016,170

There were no significant transfers between levels in the periods ended September 30, 2011, or December 31, 2010.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011
	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Beginning balance	$529,544	$—	$2,132,760	$2,662,304
Issued	—	—	—	—
Conversions to Common Stock	(156,925)	—	—	(156,925)
Redemptions	(342,360)	—	—	(342,360)
Exercises	—	—	(146,141)	(146,141)
Adjustment to fair value	(5,734)	—	(1,317,710)	(1,323,444)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30, 2011	$24,525	$—	$668,909	$693,434

	Nine months ended September 30, 2011
	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrant Liability	Common Stock Warrant Liability	Total
Beginning balance	$2,900,170	$1,873,400	$3,242,600	$8,016,170
Issued	1,830,767	—	—	1,830,767
Conversions to Common Stock	(3,389,269)	—	—	(3,389,269)
Redemptions	(1,535,065)	—	—	(1,535,065)
Exercises	—	(1,915,133)	(313,830)	(2,228,963)
Adjustment to fair value	217,922	41,733	(2,259,861)	(2,000,206)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30, 2011	$24,525	$—	$668,909	$693,434

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

The following methods and significant input assumptions were applied in estimating the fair value of the preferred stock and warrants:

Methods

A Black-Scholes option pricing model was utilized to estimate the fair value of the mandatorily redeemable convertible preferred stock, preferred stock warrants and common stock warrants on September 30, 2011, and December 31, 2010.  The option pricing model relies on financial theory to allocate value among different classes of stock based upon a future “claim” on value.  The equity claim of the securities is equivalent to a series of call options at various breakpoints, which are determined by the necessary equity required for the diluted common stock price to reach the exercise price of the different equity instruments.  The change in option values represents the equity that is to be allocated among the different classes of stocks.  In estimating the fair value of the preferred stock, preferred stock warrants and common stock warrants, the following significant inputs and assumptions were applied as of September 30, 2011, and December 31, 2010:

Inputs	September 30, 2011	December 31, 2010
Equity value based on stock closing price at reporting date	$15,465,897	$46,035,791
Exercise price	$1,000	$1,000
Time to maturity	3 - 5 years	3 - 5 years
Stock volatility	87.84% - 88.06%	89% - 92%
Risk-free rate	0.42% - .96%	1.02% - 2.01%
Dividend rate	0%	0%
Non-exercise period	NA	NA

Significant Assumptions

•                  Due to the difficult nature of accurately estimating a potential exit event, we calculated the fair value using both a 3-year and a 5-year model. The fair values used are an average of the value calculated using these two maturities.

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

Note 4.  Loss on asset impairment

We have been performing a quarterly impairment test of our New York facility.  Our tests were based upon the weighted-average expected cash flow using various scenarios and pricing assumptions. The results of prior quarterly tests, including the test that was completed as of June 30, 2011, indicated that the Stephentown assets were recoverable, so no asset impairments were recognized, although we disclosed in prior Reports on Form 10-Q that continued degradation in pricing could result in future impairment losses.

Regulation pricing is subject to seasonal fluctuation.  Historically, we have used a 24-month historical average price as the “base” for our impairment calculations, not only to eliminate the effect of these seasonal fluctuations, but also in large part because we believed that pricing was depressed due to various market factors, and that, over the 20-year life of our facility, pricing was likely to increase, particularly with the implementation of pay-for-performance tariffs.  These assumptions were supported by reports we received from external energy consultants.  In June 2011, the 24-month average price for regulation was $26.57 per MWh. The 24-month average price decreased from June to September 2011 by 6.4% to $24.86.  Beginning in August 2011, regulation pricing in the New York market decreased significantly from levels earlier in the year.  This recent decrease in pricing does not appear to be directly linked to natural gas prices or normal seasonal fluctuations.  We believe it may have been negatively impacted by the bidding strategy of certain market participants.  The 12-month average price paid for regulation in New York decreased by approximately 18% from June 2011 to September 2011, from $18.95 to $15.61.  The 12-month average has continued to decrease further through the date of this filing.

In general, we expect regulation pricing to increase in the future, but we are unable to assess whether the recent pricing trend in New York is reflective of a temporary or a permanent change in the pricing structure.  On October 20, 2011, FERC approved a requirement for all ISOs to implement a pricing structure that would reward resources such as ours for faster performance (pay-for-performance, or “PFP).  The details of such pricing structure have not yet been defined in NYISO, although we anticipate that it should have a significant positive impact on our regulation revenue.  However, should frequency regulation pricing remain at current levels in New York, it is unlikely that we would be able to pay the FFB loan.

Our evaluation of anticipated future cash flows for Stephentown as of September 30, 2011, was based primarily upon the 12-month average price, rather than the 24-month average price, which we believe is appropriate given our uncertainty as to the expected duration of the current pricing trend and apparent change in the bidding strategy of other participants in this market.  It also reflects variability in the impact on pricing in the future resulting from the implementation of PFP (which is required, under FERC rules, to be implemented no later than October 2012).  The third quarter decrease in pricing, combined with changes in our assumptions reflecting future pricing and PFP, were significant enough to result in a negative value for our September 2011 recoverability test, indicating that the value of the Stephentown plant was impaired. In accordance with ASC 360-10, we proceeded to determine the fair value of the asset group by discounting the probability-weighted cash flows.  Given our lack of liquidity and the uncertainty that we will be able to restructure and emerge from bankruptcy, we determined that a discount rate of 25% was appropriate.  Accordingly, we recognized an impairment loss of $42 million on our Stephentown assets as of September 30, 2011.  In addition, we prepared an alternate cash flow evaluation for the Stephentown assets as of June 30, 2011, using the12-month average pricing at that time and the revised assumptions used in the September analysis.  This alternate cash flow evaluation supported our prior evaluation concluding that no impairment existed as of June 30, 2011.

Additionally, we expensed the non-fungible costs associated with our Northwestern Energy lease project, and recorded an asset impairment to reduce the basis of the fungible assets to market value, which was determined to be $500,000 (the price at which Northwestern Energy can lease the system under their agreement with us).

The asset impairment loss as of September 30, 2011, was allocated as follows:

	As of September 30, 2011
Description	Preliminary Balance	Accumulated Depreciation	Preliminary Net Book Value	Impairment Adjustment	Adjusted Net Book Value
SRS Property and Equipment:
Land	$192,487	$—	$192,487	$—	$192,487
Other property and equipment
Machinery and Equipment	86,579	—	86,579	(66,599)	19,980
Production Flywheels & ECMS	34,451,315	(850,254)	33,601,061	(25,925,961)	7,675,100
Frequency Regulation Installations — Fungible	9,123,789	(237,821)	8,885,968	(6,856,373)	2,029,595
Frequency Regulation Installations - Non-fungible	11,885,434	(172,715)	11,712,719	(9,037,394)	2,675,325
Subtotal - all other property and equipment	55,547,117	(1,260,790)	54,286,327	(41,886,327)	12,400,000
Total SRS	$55,739,604	$(1,260,790)	$54,478,814	$(41,886,327)	$12,592,487
Northwestern Energy CIP:
Fungible	$532,283	$—	$532,283	$(32,283)	$500,000
Non- fungible	425,384	—	425,384	(425,384)	—
Total Northwestern Energy CIP	$957,667	$—	$957,667	(457,667)	$500,000
Total impairment loss				$(42,343,994)

Our property, plant and equipment includes the following construction in progress related to frequency regulation projects:

	September 30, 2011	December 31, 2010
Flywheels/ECM (Northwestern Energy lease project)	$500,000	$23,481,822
Stephentown, NY	—	16,193,811
Hazle, PA	852,184	1,516
Glenville, NY	277,915	253,383
Chicago	53,179	55,195
Flywheel material (primarily for PA project)	$1,614,944	757,913
Total	$3,298,222	$40,743,640

We performed a recoverability test on our Hazle Township project as of September 30, 2011, which indicated that the project is expected to have a positive cash flow.  Accordingly, no reserve was recorded for these assets as of September 30, 2011.  As of that date, we did not anticipate a bankruptcy filing.  However, our ability to complete the Hazel project and all of the other projects shown above is contingent upon our ability to successfully obtain financing, restructure the company and emerge from bankruptcy, and there is substantial risk that we will be unable to do so.   If we are unsuccessful, we will be unable to continue as a going concern.  The assets shown in CIP will be significantly impaired, and will have little fair value, if any.  Additionally, our Tyngsboro assets, which consist primarily of leasehold improvements and manufacturing equipment, would likely be substantially impaired.

Note 5.  Accounts Receivable

Our accounts receivable include amounts due from customers and grants and are reported net of a reserve for uncollectible accounts as follows:

	September 30,	December 31,
	2011	2010
Accounts receivable, trade	$448,855	$279,376
Allowance for doubtful accounts	—	—
Accounts receivable, net	$448,855	$279,376

There was no allowance for doubtful accounts as of September 30, 2011, or December 31, 2010. As of September 30, 2011, all accounts were expected to be collected.

Some of our research and development contracts contain holdback provisions that allow our customers to withhold 10% from each invoice payment. There were no holdbacks as of September 30, 2011.  As of December 31, 2010, our accounts receivable balance included holdbacks of approximately $19,000.

Note 6.  Property and Equipment

Details of our property and equipment, net of the asset impairment reserves (see Note 4 above) follow:

	Estimated	As of:
	Useful	September 30,	December 31,
	Life	2011	2010
Construction in Progress	Varied	$3,487,174	$41,227,183
Land		192,487	192,487
Smart Energy 25 flywheels	20 years	11,010,578	6,241,732
Smart Energy Matrix™ installations - fungible	20 years	4,227,997	2,526,337
Smart Energy Matrix™ installations - non-fungible	20 years	1,832,570	—
Machinery and equipment	5 - 10 years	2,877,082	2,696,752
Service vehicles	5 years	16,763	16,763
Furniture and fixtures	7 years	728,771	798,263

	Estimated	As of:
	Useful	September 30,	December 31,
	Life	2011	2010
Office equipment and software	3 years	1,170,870	1,084,720
Leasehold improvements	Lease term	7,888,066	7,804,606
Equipment under capital lease obligations	Lease term	540,059	563,783
Total		$33,972,417	$63,152,626
Less accumulated depreciation and amortization		(9,442,281)	(6,960,421)
Property and equipment, net		$24,530,136	$56,192,205

The “Land” shown in the schedule above represents the cost of land for our Stephentown, New York frequency regulation plant. The Smart Energy 25 flywheels shown above represent the cost of the flywheels and electronic control modules in service. Smart Energy Matrix™ installations, otherwise referred to as “balance of plant,” represent the ancillary equipment required to operate our systems; construction costs charged by the contractor; equipment installation, testing and commissioning expenses; and capitalizable soft costs, such as permits, interconnection costs and capitalized interest.  The balance of plant costs are separated between those that are considered “fungible” and those that are “non-fungible.”  Fungible equipment is equipment that can be relocated to other sites, whereas non-fungible costs represent either equipment that cannot be moved, or “soft” costs such as capitalized interest.  The Smart Energy Matrix™ costs shown above also relate to equipment and costs in Stephentown, Tyngsboro, or being installed in Montana for the Northwestern Energy lease project.  Total net property and equipment for Stephentown were approximately $12,600,000 (net of an impairment reserve of approximately $42,000,000) and $36,000,000 as of September 30, 2011 and December 31, 2010, respectively.

“Construction in progress” (CIP), represents costs related to assets that have not yet been placed into service, including costs related to site development for future frequency regulation plants, completed flywheels not yet in service and materials to build flywheels. We do not take depreciation expense on CIP.  The components of CIP were as follows:

	As of:
	September 30, 2011	December 31, 2010
Materials to build production flywheels	$1,614,944	$757,913
Smart Energy 25 flywheels	500,000	23,481,822
Smart Energy Matrix™ in progress	1,133,107	16,455,318
Deposits and other costs related to the acquisition of land for frequency regulation systems	50,171	48,587
Machinery and equipment	181,504	103,590
Software	7,448	121,620
Leasehold improvements	—	258,333
Construction in progress	$3,487,174	$41,227,183

Under the terms of our Tyngsboro facility lease, we will incur certain exit costs at termination of our lease.  Estimated exit costs of approximately $267,000 relating to certain non-fungible equipment included in the Smart Energy Matrix™ system outside of our facility were previously expensed and carried in accrued expenses.  Machinery and equipment and leasehold improvements include approximately $54,000 in estimated exit costs as of September 30, 2011, and December 31, 2010, that are being depreciated over the remaining life of the lease.  In addition, we paid the Town of Stephentown, New York, $75,000 to be held in escrow to cover any land clearing or exit costs at that site.  This amount is included in “Property and Equipment, net” on our balance sheet as of September 30, 2011.

Note 7.  Deferred Financing Costs

Details of our deferred financing costs, which are amortized over the life of the debt using the effective interest method, are as follows:

	September 30,	December 31,
	2011	2010
Deferred financing costs associated with:
FFB loan guaranteed by the DOE	$3,454,584	$3,456,781
MassDev loan	90,517	90,517
Other prepaid finance costs	50,563	—
	3,595,664	3,547,298
Less accumulated amortization	(185,983)	(51,178)
Total	$3,409,681	$3,496,120

Note 8.  Other Assets

Other assets represent deferred costs for patents, and are as follows:

	September 30,	December 31,
	2011	2010
Patents	$326,451	$238,296
Less accumulated amortization	(16,745)	(8,026)
Net other assets	$309,706	$230,270

Note 9.  Other Accrued Expenses

Other accrued expenses were as follows:

	As of September 30,	As of December 31,
	2011	2010
Accrued expenses	$928,728	$2,107,845
Accrued interest payable	56,525	28,297
Accrued legal, audit and public company expenses	397,593	447,872
Accrued warranty	27,859	28,488
Accrued sales and other taxes	76,704	1,536,801
Accrued insurance payable	—	62,252
	$1,487,409	$4,211,555

Note 10.  Commitments and Contingencies

The following table summarizes our purchase obligations and the aggregate maturities and payments due for our contractual obligations as of September 30, 2011, and for the subsequent five years:

	Description of Commitment
	Operating leases	Purchase Obligations	Total
Period ending:
December 31, 2011	$193,125	$2,474,903	2,668,028
December 31, 2012	778,937		778,937
December 31, 2013	804,688		804,688
December 31, 2014	618,001		618,001
December 31, 2015 and thereafter	—		—
Total Commitments	$2,394,751	$2,474,903	$4,869,654
Non-cancellable purchase obligations:		$1,512,519
Less advance payments to suppliers		(347,225)
Non-cancellable purchase obligations net of advance payments:		$1,165,294

As of September 30, 2011, we had purchase commitments with our suppliers of approximately $2.5 million. Of this amount, approximately $1.5 million represents firm, non-cancelable commitments against which we have made advance payments totaling $347,000, leaving a net non-cancelable obligation of approximately $1.2 million as of September 30, 2011.

In July 2007, we signed a seven-year lease on our current corporate headquarters.  Our 103,000-square-foot facility is located at 65 Middlesex Road, Tyngsboro, Massachusetts.  Our facility has an estimated production capacity of approximately 600 flywheels per year and, with further capital spending for equipment, its capacity could increase to approximately 1,000 flywheels per year on a multi-shift basis.

We provided our landlord with a $200,000 irrevocable letter of credit securing our performance under the lease. This letter of credit is secured by a cash deposit, which is included in restricted cash in the accompanying consolidated balance sheets.  In addition to our rent payments, we are responsible for real estate taxes and all operating expenses of the Tyngsboro facility.  Rent expenses were approximately $147,000 and $442,000 during each of the three- and nine-month periods ended September 30, 2011, and 2010, respectively.

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

In 2009, we entered into an option to lease land in Glenville, New York. This option was amended and extended until December 31, 2011, at a cost of $1,500 per month. In April 2010, we entered a two-year option that provides for the right to purchase property in Chicago Heights, Illinois, for $1 million. In consideration for this option, we were paying the owner $2,000 per month. Payment on both options has been discontinued as of the filing of the Bankruptcy cases, and the options will be allowed to lapse.  Accordingly, we will be writing off approximately $331,000 related to the Glenville and Chicago projects that is included in CIP as of September 30, 2011.

Additional capital expenditures will be required in the future to optimize our manufacturing facility in Tyngsboro for maximum capacity. The amount and timing of these expenditures are dependent on requirements of equipment needed to meet production schedules as well as having sufficient funding.

Legal Proceedings

On October 30, 2011, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. See Note 20 for further discussion of the Bankruptcy Cases.

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

Note 11.  Deferred Revenue

Deferred revenue was as follows:

	Balance as of December 31, 2010	Additions	Revenue Recognized	Balance as of September 30, 2011
Deferred revenue consists of the following:
Inverter sales to distributors	$29,587	$—	$(21,668)	$7,919
Deposit on lease paid by Northwestern Energy	—	200,000		200,000
NYSERDA Grant for the construction of Visitor Center	—	100,000	(833)	99,167
Stimulus grant for the construction of 20 MW plant at Hazel Township, Pennsylvania	19,627	685,281		704,908
Total deferred revenue	49,214	$985,281	$(22,501)	1,011,994
Less: Deferred revenue — current	(49,214)			(212,919)
Deferred revenue - long term	$—			$799,075

Note 12.  Accrued Contract Loss

Our contract loss reserves are as follows:

	September 30, 2011	December 31, 2010
Beginning balance	$1,045,545	$257,698
Charges for the period	—	970,836
Reductions	(196,183)	(182,989)
Ending balance	$849,362	$1,045,545

As of September 30, 2011, we have approximately $849,000 reserved for contract losses which represents our expected cost share portion of the ARPA-E contract, plus the difference between our GAAP overhead rate and the contract bid rate.  As of September 30, 2011, no other adjustments were considered necessary to our contract loss reserve.

Note 13.  Long-Term Debt

Long-term debt is as follows, which approximates fair value:

	As of:
	September 30,	December 31,
	2011	2010
3.04% - 3.97% Notes Payable to Federal Financing Bank, due June 2030	$38,766,127	$22,152,902
6.5% Note Payable to MassDev, due September 2015	3,270,890	3,797,140
Subtotal	42,037,017	25,950,042
Less unamortized discount (warrants)	(86,143)	(119,259)
Total	41,950,874	25,830,783
Less current portion of long term debt	(702,962)	(661,215)
Net long-term debt	41,247,912	25,169,568

Based on the amounts outstanding as of September 30, 2011, principal payments required under the DOE and MassDev loans over the next five years, excluding discount due to warrants, are as follows:

	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$179,997	$—	$179,997
December 31, 2012	751,656	1,076,837	1,828,493
December 31, 2013	803,295	2,153,674	2,956,969
December 31, 2014	857,863	2,153,674	3,011,537
December 31, 2015	678,079	2,153,674	2,831,753
December 31, 2016	—	2,153,674	2,153,674
Thereafter	—	29,074,594	29,074,594
Total payments remaining	$3,270,890	$38,766,127	$42,037,017

Note Payable to the Federal Financing Bank (DOE loan)

On August 6, 2010, SRS, an indirect, wholly-owned subsidiary of Beacon Power Corporation, issued a Future Advance Promissory Note to the Federal Financing Bank (FFB) to evidence the loans made by the FFB under the FFB Loan Documents, which loans are guaranteed by the DOE (FFB Loans).  The FFB is an instrument of the U.S. government that is under the general supervision of the U.S. Secretary of the Treasury.  Under the FFB Loan Documents, the FFB has made available to SRS a multi-draw term loan facility in an aggregate principal amount of up to $43.1 million to finance up to 62.5% of the eligible costs of the Stephentown project. At the closing of the FFB Credit Facility, Beacon contributed the remaining 37.5% of the expected project costs in the form of $18.9 million in inventory, assets, and eligible project costs and $7 million in cash, which was deposited into an SRS cash account (known as the “Base Equity Account”) controlled by the collateral agent.

As 62.5% of the aggregate of all eligible project costs as of June 30, 2011, had been funded with the proceeds of the loans, beginning with the July 2011 loan draw, (a) 62.5% of all future requests for funding were to be funded with loan proceeds from the FFB, and (b) 37.5% of all funding requests subsequent to that date were to be funded with the proceeds returned to Beacon from the Base Equity Account.  As of September 30, 2011, SRS had spent $4.4 million of the cash that was initially contributed to the Base Equity Account, and has received advances of $38.8 million from the FFB for eligible project expenditures. Additional advances totaling approximately $358,000 were received from the FFB Credit Facility between October 1 and the date of this filing.

The project is proceeding on budget, and we do not currently anticipate any cost overruns.  Beacon is responsible for any cost overruns for the project.  As of September 30, 2011, although we have been operating at our full expected capacity since June 2011, we have not reached “physical completion” of the plant under the terms defined by the FFB Loan Documents.

The last day to receive an advance according to the FFB Loan Documents for eligible project costs is May 30, 2012, and the loan will mature on June 17, 2030. Each loan advance we have taken under the FFB Loan Documents was subject to the satisfaction of certain conditions, and bears interest at a per annum rate determined by the Secretary of the Treasury as of the date of the advance.  The interest rates were based on the Treasury yield curve and the scheduled principal installments for such advance, plus a .375% premium.  Interest on advances under the FFB loan is payable quarterly in arrears. The weighted average interest rate on advances received as of September 30, 2011, was 3.548%.  Principal payments are due in 72 equal quarterly installments, beginning on September 15, 2012, through June 17, 2030.

Our Chapter 11 bankruptcy filing on October 30, 2011, constituted an event of default under the FFB Loan Documents.  Accordingly, the loan was accelerated and all amounts thereunder became immediately due and payable as of such date, and we do not expect to receive any additional advances from the FFB Credit Facility except as otherwise ordered by the Bankruptcy Court.

Advances on the loan facilities may not be voluntarily prepaid prior to May 30, 2012, without the consent of the DOE.  Any voluntary prepayments shall be subject to the payments by us of a prepayment price determined based on interest rates at the time of prepayment for loans made from the Secretary of the Treasury to FFB for obligations with an identical payment schedule to the advance being prepaid. The loan facilities are subject to mandatory prepayments of differing amounts with net cash proceeds received from certain dispositions, loss events with respect to property and other events.  In addition, concurrently with the payment of any dividend by SRS, the loan facilities must be prepaid in an amount equal to 36% of the amount of such dividend. All obligations under the FFB Loan Documents are secured by substantially all of SRS’s assets (subject to certain exceptions), the book value of which were approximately $12.6 million as of September 30, 2011, after giving effect to the impairment loss reserve recorded as of September 30, 2011 (see Note 4).

The FFB Loan Documents contain customary covenants that include, among others, requirements that the project be conducted in accordance with the business plan for the project, property and assets be maintained in good working order, and that the borrower stay in compliance with all applicable environmental laws and other governmental rules, including FERC rules.  The FFB Loan Documents place limitations on SRS’s ability to use any loss proceeds, incur indebtedness, incur liens, make investments or loans, enter into mergers and acquisitions, dispose of assets or purchase capital items except for expenditures contemplated by the project budget or operating plan or from the proceeds of insurance, pay dividends or make distribution on capital stock, pay indebtedness, make payments of management, advisory or similar fees to affiliates, enter into certain affiliate transactions, enter into new lines of business and enter into certain restrictive agreements, in each case subject to exceptions set forth in the FFB Loan Documents.

On June 2, 2011, SRS entered into an amendment to the Common Agreement dated as of August 6, 2010, (the “Common Agreement”) by and among SRS, as Borrower; the DOE, as Credit Party; the DOE, as Loan Servicer; and Midland Loan Services, Inc. (“Midland”), as Administrative Agent and Collateral Agent (in such capacity, the “Collateral Agent”) that, among other things, modifies certain covenants and certain provisions regarding the funding of reserves.  The DOE requested the changes (described below) in light of the currently low NYISO market pricing for Stephentown’s services.  Beacon agreed to increase its corporate support of the Stephentown project because, at the time, it believed that NYISO pricing would improve back towards historical pricing by the time that SRS would be required to make its first principal payment on the loan (September 2012).  We based this belief on internal analysis, on independent reports, and on the recent FERC proposal (now as final ruling) to require grid operators under its jurisdiction to develop premium market pricing that reflects pay-for-performance. The FERC ruling essentially recognizes that fluctuations in the grid can occur very quickly, and hence that frequency regulation that is provided very quickly (by fast-response suppliers such as Stephentown) is far more valuable to the grid than that which is provided more slowly (by slower-response suppliers such as fossil fuel generators). As of September 2011, the pricing of regulation continued to decline, and, without a recovery in regulation pricing, and pay-for-performance, we would be unable to repay the loan to FFB.

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

The FFB Loan Documents also contain financial covenants.  As of the last day of each fiscal quarter, SRS is required to:

•                  following the Project Completion Date (as defined in the Common Agreement); maintain a specified minimum ratio of current assets to current liabilities. maintain a leverage ratio as of the last day of each fiscal quarter which does not exceed the maximum ratio set forth in the Common Agreement

•                  commencing with the first fiscal quarter to end after the first anniversary of the Project Completion Date, maintain a specified debt service coverage ratio as of the last day of each fiscal quarter

•                  commencing on the Initial Debt Service Reserve Funding Date, maintain in the debt service reserve account an amount equal to the Debt Service Reserve Requirement (as described above); provided that, in the event of any withdrawal from the debt service reserve account, SRS must restore the amount on deposit in the debt service reserve account to the Debt Service Reserve Requirement within ninety days of such withdrawal.

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

The FFB loan requires SRS to establish and maintain collateral cash accounts with a collateral agent.  The collateral agent has sole dominion and control over, and the exclusive right of withdrawal from all project accounts, other than the operating disbursement account and the maintenance reserve account.  All revenue must be deposited in the collateral cash account for subsequent flow to the remaining project accounts, as provided in the FFB Loan Documents.  Following our Chapter 11 filing on October 30, 2011, a Bankruptcy Court hearing was held on November 2, 2011. At the hearing, we received interim approval from the court to use a portion of approximately $3 million in cash collateral. The cash collateral consists of cash we deposited at the closing of the FFB Loan and from revenue earned by our Stephentown facility; funds that are currently held for the benefit of the DOE under the terms of the FFB Loan Agreement. The DOE objected to our use of these funds, but the Bankruptcy Court ruled that we could use the funds at least until a second hearing on November 18. At the second hearing we will seek Bankruptcy Court approval for a longer-term use of cash collateral.

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

Notes Payable to MassDev

On June 30, 2008, we entered into an agreement with Massachusetts Development Finance Agency (“MassDev”) pursuant to which MassDev agreed to lend us up to $5 million; (the “MassDev Loan”). This loan derives from a funding collaboration between the Emerging Technology Fund of MassDev and the Massachusetts Technology Collaborative Business Expansion Initiative. The MassDev Loan proceeds were used to help fund the expansion of our production facility.

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

Pursuant to the note, we entered into a security agreement which grants to MassDev an exclusive first priority security interest in all equipment and tenant improvements substantially funded with the proceeds of the loan with an approximate carrying value of $3,167,000 and $3,978,000 at September 30, 2011, and December 31, 2010, respectively. We also entered into a collateral assignment of lease agreement as additional security for the repayment of borrowings.  This agreement grants MassDev all rights, title and interest in and to our lease for the Tyngsboro facility in the event that we default on our obligations. In addition, the MassDev loan requires us to maintain a minimum cash balance of $1,500,000 at all times during the term of the loan. At the end of October we were unable to sustain a cash balance above the minimum requirement and are in default.

As partial consideration for the MassDev Loan, on June 30, 2008, we issued MassDev two warrants. Each warrant provides to for the purchase of 8,598 shares of our common stock at an exercise price of $18.90 per share, subject to any adjustments as set forth in the warrants. The warrants are exercisable for seven years commencing on June 30, 2008, and provide for registration rights for the resale of the shares issued upon their exercise. MassDev assigned one of the warrants to the Massachusetts Technology Park Corporation (“MTPC”), as part of MTPC’s participation under the Massachusetts Technology Collaborative Business Expansion Initiative.  The Black-Scholes fair value of the warrants is shown as a discount against the loan, and is being amortized over the life of the loan using the effective interest method at an imputed interest rate of 1.237%.  The amortization of this discount resulted in approximately $33,000 and $39,000 charged to interest expense during the nine months ended September 30, 2011, and 2010, respectively. The effective interest rate of the loan, including the cost of the warrants and other deferred loan costs, is approximately 8.55%.

Note 14.  Series B Mandatorily Redeemable Convertible Preferred Stock and Preferred Stock Warrants

Series B Convertible Preferred Stock

On December 23, 2010, we sold 10,000 units for net proceeds of approximately $8.7 million. Each unit sold consisted of (i) one share of our Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the “preferred stock”), (ii) a warrant to purchase 0.5 of a share of preferred stock (the “preferred warrant”) and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the “common warrant”, and together with the preferred warrants, the “warrants”), at a price to the public of $1,000 per unit, less issuance costs.  The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.  As of November 1, 2011, all preferred stock and preferred warrants had been converted or redeemed, as discussed below; there were no preferred shares outstanding.

Each share of preferred stock had a stated value of $1,000.  The preferred stock was entitled to receive dividends on the stated value at a rate of 8% per annum. We were able to elect to pay the dividends in cash, or if certain “Equity Conditions” were satisfied, in shares of common stock.  Dividends were payable monthly, in arrears, on the first day of each month beginning February 1, 2011, and through the maturity date, which is February 1, 2012.  If we elected to pay dividends in shares of our common stock, we were required to give notice to the holder on the 23rd trading day prior to the applicable dividend due date, and we were required to deliver a number of shares of common stock equal to the dividend amount divided by the “Market Price” determined as of the date notice is given.  We made a similar determination using the Market Price on the dividend due date, and made an adjustment for the difference (by payment of additional shares, if positive, or by deemed redemption of the equivalent amount of preferred stock, if negative) at that time.  The “Market Price” is the arithmetic average of the six lowest daily VWAPs during the 20 consecutive trading day period ending two trading days prior to the relevant date of determination.  Subject to certain limitations, a holder of shares of preferred stock could convert its shares of preferred stock at any time after the initial issuance, plus accrued and unpaid dividends, at a rate equal to the “Conversion Price”, which was initially $2.5234 per share subject to adjustment as described below.

We were required to redeem up to 1,154 shares of preferred stock not previously converted on the first business day of each month, beginning February 1, 2011, through the maturity date (each an “installment date”).  If we elected to make the redemption in shares of common stock, we were required to give notice to the holder on the 23rd trading day prior to the installment due date, and we required to deliver a number of shares of common stock determined by dividing the stated value of the converted preferred stock by the lower of  (i) the then applicable conversion price and (ii) 85% or 90% (depending on whether our Market Price is below or above $1.00, respectively) of the Market Price as of the installment notice date. On the relevant installment date, we made a similar determination with respect to the shares payable, and made an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative) at that time.  As of September 30, 2011, we have completed the scheduled redemption installment for September 1, 2011, and we have made the preliminary installment payment for October 1.  The preliminary installment payment for November 1 was made on October 3, 2011.  All redemptions and pre-redemptions have been made in shares of common stock.  As of September 30, 2011, there were 48.4 shares of preferred stock outstanding, all of which were voluntarily converted as of November 1, 2011, and no preferred warrants were outstanding as of that date.

We were able to redeem any or all of the preferred stock at any time, so long as the Equity Conditions had been satisfied on the date we delivered a redemption notice to the holders and the redemption date (which shall be the 20th trading day following the notice date). The redemption price in connection with any such optional redemption was an amount in cash equal to 125% of the sum of the stated value of the preferred stock being redeemed, with accrued and unpaid dividends, and an amount reflecting the dividends that would have been payable through the maturity date if the preferred stock had remained outstanding.

The “Equity Conditions” were satisfied on any date if (a) on each day during the 30 trading days prior to such measurement date, all shares of common stock issued and issuable upon conversion of the preferred stock (including the preferred stock issuable upon exercise of the preferred warrants) or payable as dividend shares and upon exercise of the common warrants will be eligible for sale without restriction and without the need for registration under the securities laws; (b) on each such day, the common stock is listed on The NASDAQ Capital Market, on one of several named alternative markets and, if subject to certain delisting proceedings or a failure to meet the maintenance standards of such an exchange, we must meet the minimum listing conditions of one of the other permitted markets (including the OTC Bulletin Board), (c) on each such day, we have delivered common stock upon conversion by holders of preferred stock on a timely basis, as and if required; (d) any applicable shares to be issued in connection with the determination may be issued in full without violating the ownership limitations described below or the rules of our principal market (except that the ownership limitations will not prevent us from delivering common stock in amounts up to such limits); (e) during such period, we shall have made timely payments as required; (f) there has been no “triggering event” or potential triggering event under the certificate of designations; (g) we have no knowledge of any fact that would cause the shares of common stock issuable in connection with the preferred stock or warrants not to be eligible for sale without restriction; (h) we meet certain minimum average trading volume qualifications on our principal market (i.e., a $200,000 daily dollar volume, averaged over the applicable 30 trading days); and (i) we are otherwise in material compliance with our covenants and representations in the related transaction documents, including the certificate of designations.  We did not meet the equity condition related to the minimum average trading volume for the prepayment of the November 1 scheduled redemption and interest payment; however, we received a waiver of this requirement from the holder. As of November 1, 2011, there were no preferred shares still outstanding.

The conversion price of the preferred stock was adjusted to reflect any stock splits and similar capital events proportionately.  In the event of a consolidation of our common stock, such as a reverse stock split, the conversion price of the preferred stock was adjusted proportionately, and then further adjusted (but not increased) to equal the product of (x) the quotient determined by dividing the conversion price in effect prior to the stock combination by the average of the daily VWAPs for the 15 trading days prior to such combination, and (y) the average of the daily VWAPs for the 15 trading days following the combination. This adjustment was triggered by our February 25, 2011 reverse stock split, which resulted in an adjusted conversion price of $2.2895 for all conversions effective as of March 18, 2011. In addition, when we issued (or were deemed to issue through the issuance or sale of convertible securities) shares of common stock at a price (as determined under the certificate of designations) less than the conversion price at the time, the conversion price of the preferred stock was reduced to the price at which such common stock is issued or deemed to be issued.  Adjustments were not required upon the issuance of certain “excluded securities”, including shares issued or deemed to be issued under our existing employee stock plans, or upon the issuance of shares of common stock as dividend payments or conversions under the preferred stock. However, common stock issued on the dividend date or installment dates in June 2011 were not excluded from these adjustment provisions.  We made the June 2011 payment in common stock, consequently the conversion price was adjusted to $1.0073 based on the Market Price as of the installment date. As of September 30, 2011, the adjusted conversion price was $0.5526 as a result of our subsequent issuance of stock at a price less than the conversion price at the time.  Subsequent to the end of the quarter, the conversion price was adjusted to $0.30 per share, and 47.4 shares were converted at this price.

We were prohibited from effecting any conversion of the preferred stock, and from allowing a holder to convert its shares of preferred stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the preferred stock or otherwise, beneficial ownership of a number shares of our common stock in excess of 4.99% of the common stock immediately preceding the conversion.

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

While the preferred stock was outstanding, neither we nor our subsidiaries could incur any additional indebtedness, with the exception of certain project-level indebtedness at the subsidiary level, our guaranty of such project-level indebtedness, and ordinary course equipment leases, obligations to vendors and similar exceptions.  We were also prohibited from issuing additional or other capital stock that is senior to, or on par with, the preferred stock, or from issuing variable rate securities, without the consent of holders of 90% of the preferred stock then outstanding.

The units were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with registration statements on Form S-3 filed with the Securities and Exchange Commission that became effective on September 15, 2009, and July 29, 2008.

Because the preferred stock has mandatorily redeemable installments with the remainder outstanding at maturity also subject to mandatory redemption, it met the definition of a “mandatorily redeemable financial instrument” under ASC 480, and thus was recorded as a liability at fair value.  The embedded features were required to be considered for bifurcation.  However, we have elected the Fair Value Option under ASC 825-10-15, and as such, valued the host preferred stock agreement and the five embedded features together.  The election was made at the initial recording of the transaction, in accordance with ASC 825-10-25-4.  Thus, the host preferred stock certificate of designations and the embedded features were eligible to be accounted for at fair value.  We have elected to do so; consequently, the preferred stock has been recorded as a liability at fair value and subsequently maintained at fair value, with changes in fair value being recorded in the income statement.

Preferred Stock Warrants

The preferred warrants had an exercise price of $1,000 per share of preferred stock and were scheduled to expire on the maturity date.  All preferred warrants have been exercised in full as of September 30, 2011. We received gross proceeds of $5 million for these exercises.

The preferred warrants met the definition of “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”.  As the warrants were for shares of preferred stock that were both puttable and mandatorily redeemable, the warrants were accounted for as a liability, and were marked to fair value each reporting period, with the change in fair value recorded through the income statement.

The following is a summary of the exercise and conversion activity for our mandatorily redeemable preferred stock, preferred stock warrants and common stock warrants during the nine months ended September 30, 2011:

	Mandatorily Redeemable Convertible Preferred Stock	Preferred Stock Warrants	Common Stock Warrant Liability
Shares outstanding as of December 31, 2010	8,085.0	5,000	4,458,274
Shares issued year to date	5,000.0	—	—
Number of shares converted	(9,204.3)	—	—
Number of shares redeemed or pre-redeemed	(3,832.3)	—	—
Exercises	—	(5,000)	(430,854)
Shares outstanding as of September 30, 2011	48.4	—	4,027,420

The following is a summary of the non-cash interest related to the preferred stock, preferred warrants and common warrants during the three and nine months ending September 30, 2011, and 2010:

	Three months ended September 30,		Nine months ended September 30,
Non- cash interest income (expense):	2011	2010	2011	2010
Expense dividends prepaid at end of prior period	$(5,809)	$—	$(62,886)	$—
Dividends paid in common stock with conversions	(291)	—	(37,742)	—
Dividends paid in common stock with redemptions	(11,179)	—	(95,959)	—
Interest expense on redemption of preferred stock	(242,447)	—	(3,469,156)	—
Interest expense on exercise of preferred warrants	—	—	5,084,366	—
Interest expense on exercise of common warrants	93,929	—	206,695	—
Fair value adjustment to preferred stock	5,735	—	(217,921)	—
Fair value adjustment to preferred stock warrants	—	—	(41,733)	—
Fair value adjustment to common stock warrants	1,317,711	—	2,259,861	—
Subtotal	1,157,649	—	3,625,525	—
Less: prepaid dividends	—	—	—	—
Non-cash interest income as of September 30, 2011	$1,157,649	$—	$3,625,525	$—

Under the terms of the preferred stock, if we want to redeem the preferred stock and pay dividends with common stock rather than cash, we must meet certain “Equity Conditions” (as described above), give notice to the holders on the 23rd trading day prior to the applicable redemption or dividend date, and we must deliver a number of shares of common stock based upon the “Market Price” determined as of the date notice is given.  On the scheduled redemption or dividend date, we would recalculate the shares payable based upon the Market Price on that date, and make an adjustment for the difference (by payment of additional shares, if positive, or by a deemed redemption of the equivalent amount of preferred stock, if negative).  On August 30, 2011, and September 29, 2011, respectively, we elected to make the scheduled October 1, 2011, and November 1, 2011, installments and dividend payments in shares of our common stock and on those dates issued 951,679 shares of our common stock under these prepayment procedures.  On October 3, 2011, based upon the differences between the Market Price on August 30, 2011, and the Market Price on October 1, 2011, we issued an additional 91,352 shares.  The balance of the preferred stock was voluntarily converted by the investor; there were no preferred shares outstanding as of November 1, 2011.

Common Stock Warrant — see Note 16, “Common Stock Warrants,” below.

The scheduled redemptions and actual activity for the Preferred Stock and Preferred Warrants as of September 30, 2011, is as follows:

Installment Date	Pre- delivery Date	# Preferred Shares Initially Scheduled to be Redeemed	Total Preferred Warrants Initially Scheduled to be Redeemed	Less: Actual Preferred Shares Converted or Redeemed as of September 30, 2011	Balance of Preferred Stock at September 30, 2011	Balance of Preferred Warrants at September 30, 2011	Fair Value of Preferred Stock at September 30, 2011	Fair Value of Preferred Warrants at September 30, 2011
2/1/2011	12/29/2010	1,154	—	(1,154.0)	—	—	$—	$—
3/1/2011	1/26/2011	1,154	—	(1,154.0)	—	—	—	—
4/1/2011	3/1/2011	1,154	—	(1,154.0)	—	—	—	—
5/1/2011	3/29/2011	1,154	—	(1,154.0)	—	—	—	—
6/1/2011	4/28/2011	1,154	—	(1,154.0)	—	—	—	—
7/1/2011	5/31/2011	1,154	—	(1,154.0)	—	—	—	—
8/1/2011	6/28/2011	1,154	—	(1,154.0)	—	—	—	—
9/1/2011	8/1/2011	1,154	—	(1,154.0)	—	—	—	—
10/1/2011	8/30/2011	768	—	(768.0)	—	—	—	—
10/1/2011	8/30/2011	—	386	(386.0)	—	—	—	—
11/1/2011	9/29/2011	—	1,154	(1,154.0)	—	—	—	—
12/1/2011	10/28/2011	—	1,154	(1,105.6)	48.4	—	24,525	—
1/1/2012	11/29/2011	—	1,154	(1,154.0)	—	—	—	—
2/1/2012	12/29/2011	—	1,152	(1,152.0)	—	—	—	—
		10,000	5,000	(14,951.6)	48.4	—	$24,525	$—

Current liability							$24,525	$—
Long-term liability							$—	$—

In December 2010, we issued 10,000 shares of preferred stock, and 5,000 preferred warrants.  As of September 30, 2011, all 5,000 preferred warrants had been exercised, resulting in a total issuance of preferred stock of 15,000 shares. Of these, 9,965.26 shares have been converted by their holders into common stock, and 4,986.34 shares of preferred stock have been redeemed or pre-redeemed in installments, resulting in a balance of 48.4 shares of preferred stock outstanding as of September 30, 2011. These shares were converted by their holder in October 2011. During the three and nine months ended September 30, 2011, we recorded a non-cash loss on extinguishment of debt of approximately $145,000 and $7,525,000, respectively, related to these conversions.  The loss was calculated as the difference between the fair value of the preferred shares and the fair value of the common stock as of the date of the conversion.  We received cash proceeds of $5,000,000 during the nine months ended September 30, 2011, related to the exercise of the preferred warrants.

Note 15.  Common Stock

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

On August 23, 2011, we entered into the Sales Agreement with MLV, pursuant to which we could issue and sell shares of our common stock, having an aggregate offering price of up to $25,000,000 from time to time through MLV.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement and any such placement notice, MLV may sell Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker.  MLV will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ. The Company has no obligation to sell any of the shares, and may at any time suspend offers or terminate the Sales Agreement.

We will pay MLV a commission equal to 3.0% of the gross proceeds from the sale of any shares. We have agreed to provide customary indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.

The shares of common stock to be sold under the Agreement are registered pursuant to an effective shelf Registration Statement on Form S-3 (Registration No. 333-173747). Offers and sales under the Sales Agreement have been or will be made pursuant to the base prospectus thereunder, as supplemented by the prospectus supplement filed August 23, 2011, as it may be further amended or supplemented in the future.   As of September 30, 2011, we had sold 778,086 shares under this Sales Agreement, and received proceeds of $499,301, net of issuance costs and commissions.

Due to the reduction in our stock price, which made raising needed funding in the capital markets difficult, we discontinued sales under this Sales Agreement in mid-October 2011.

Delisting from Nasdaq

On October 5, 2011, the Company announced that it received a letter from The Nasdaq Stock Market (“Nasdaq”) dated September 30, 2011, indicating that for the last 30 consecutive business days, the bid price of its common stock closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market based on Marketplace Rule 5550(a) (2), and describing a timetable for bringing the Company into compliance with that rule.

On November 7, 2011, the Company announced that it had received a letter from the Nasdaq Stock Market dated November 1, 2011, indicating that the Nasdaq Listing Qualifications Staff had determined that the Company’s securities would be delisted from The Nasdaq Stock Market LLC. The decision was based on Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1 following our announcement that Beacon and its subsidiaries, Holdings and SRS, filed a voluntary petition in the Bankruptcy Court on October 30, 2011, seeking relief under the provisions of Chapter 11 of the Bankruptcy Code.

We did not appeal Nasdaq’s delisting determination. Accordingly, trading of the Company’s common stock was suspended by the Nasdaq Stock Market at the opening of business on November 10, 2011, and a Form 25-NSE will be filed with the Securities and Exchange Commission which will remove the Company’s securities from listing and registration on Nasdaq. After our common stock was suspended by Nasdaq, it began being quoted on OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets, or “Pink Sheets”). OTC Markets Group Inc. provides quotation services for over-the-counter securities on its OTC Link venue.  Only a market maker can quote securities on the OTC Link, and we can give no assurance that our stock will continue to be quoted on OTC Link.

Note 16.  Common Stock Warrants

We have outstanding various series of warrants to purchase our common stock. Holders of the warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares. The following schedule shows warrants outstanding as of September 30, 2011:

Description	Grant Date	Expiration Date	Exercise Price		Issued and Outstanding As of September 30, 2011
February 15, 2007 Shelf Issue	2/15/2007	2/15/2012	$13.30		542,849
GFI Tyngsboro Lease	7/23/2007	7/22/2014	$17.70		50,000
September 10, 2007 Shelf Issue (Investors)	9/10/2007	3/11/2013	$19.90		442,245
September 10, 2007 Shelf Issue (Placement Agents)	9/10/2007	3/11/2013	$19.90		15,307
October 31, 2007 Shelf Issue	10/31/2007	5/1/2013	$29.70		543,182
June 30, 2007 Massachusetts Development Loan	6/30/2008	6/30/2015	$18.90		17,196
October 15, 2008 Shelf Issue	10/15/2008	11/1/2011	$1.40		435,000
December 24, 2008 Shelf Issue	12/24/2008	6/25/2014	$7.40		546,600
December 24, 2008 Shelf Issue	12/24/2008	5/12/2013	$1.60		350,000
Series W - December 9, 2009 Public Offering	12/9/2009	12/9/2014	$7.00		1,905,000
Series Y - Supplier Warrants August 19, 2010	8/19/2010	6/15/2015	$7.20		11,667
Series A - December 23, 2010 Common Stock Warrants	12/23/2010	12/23/2015	$2.1875	*	3,116,238
Series A - December 23, 2010 Common Stock Warrants – Amended	12/23/2010	12/23/2015	$0.5024	**	911,182
Total warrants outstanding					8,886,466

* On February 25, 2011, we completed a 1-for-10 stock split. In accordance with the terms of the Series A warrants, the exercise price of the warrants was adjusted from $2.5234 to $2.2895, effective March 18, 2011. The exercise price of the warrants was further adjusted on various dates as a result of stock issued in connection with amended warrant agreements (as described below), upon the issuance of common stock in settlement of the June 1, 2011 preferred stock redemption and upon the issuance of “At the Market” stock sold under the MLV Sales Agreement described in Note 15 – Common Stock.

** On May 24, 2011, we amended warrants held by two warrant holders to induce them to exercise their remaining preferred warrants.  As of September 30, 2011, the exercise price of the amended warrants was $.5024.  See below for additional information.

The following shows changes to the warrants outstanding from December 31, 2010, through September 30, 2011:

# Warrants
Warrants outstanding December 31, 2010	10,647,108.00
Adjustment to 11/8/05 warrants due to 12/23/2010 financing	267,269.80
November 2005 warrants expired	(908,725.00)
Warrant exercises:
February 15, 2007 Shelf Issue	(83,333.40)
September 10, 2007 Shelf Issue (Investors)	(170,000.00)
Series A - December 23, 2010 Common Stock Warrants	(197,153.20)
Series A - December 23, 2010 Common Stock Warrants (Amended)	(233,700.00)
October 15, 2008 Shelf Issue	(435,000.00)
Adjust for fractional shares	(0.20)
Warrants outstanding as of September 30, 2011	8,886,466.00

Warrants with activity during the nine months ended September 30, 2011, are described below:

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

On February 18, 2011, we entered into a warrant exercise agreement with one of our warrant holders in order to induce the warrant holder to exercise its out-of-the-money warrants. The agreement called for the exercise of 83,333 warrants at an exercise price of $13.30 per share, providing total gross proceeds to the company of $1,083,334. We agreed to pay to the holder $898,051 in consideration for its early exercise, resulting in net proceeds to us of $185,283.

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

On February 16, 2011 we entered into a warrant exercise agreement with one of our warrant holders in order to induce the warrant holder to exercise its out-of-the-money warrants. The agreement called for the exercise of 170,000 warrants at an exercise price of $19.90 per share, providing total gross proceeds to the company of $3,383,000. We agreed to pay to the holder $2,954,022 in consideration for its early exercise, which resulted in net proceeds to us of $428,978.

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

On May 31, 2011, we entered into an amendment with one of our warrant holders.  The amendment changed the expiration date of the warrants from April 16, 2014 to November 1, 2011, and changed the exercise price of the warrants from $12.00 to $1.40.  In connection with this amendment, the warrant holder exercised 435,000 warrants at the amended exercise price.  By taking these actions, we reduced the number of warrants outstanding and accelerated the receipt of proceeds from exercise of the warrants.  The proceeds from the initial exercise of 435,000 warrants were approximately $609,000 before expenses.

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

The common warrants had an initial exercise price of $2.5234 per share of common stock, subject to adjustment, and will expire on December 23, 2015. The common warrants cover an aggregate of 4,458,271 shares of common stock. The exercise price of the common warrants is subject to adjustment, among other circumstances, (i) in connection with a subdivision or combination of our common stock, or (ii) if we sell or issue our common stock, or are deemed to sell or issue our common stock through the sale or issuance of securities convertible or exercisable for our common stock, at a price less than the exercise price of the warrants then in effect.  In addition, under the terms of the common warrants, between June 1, 2011 and the date on which the preferred warrants have been exercised in full (or, if they were not exercised, 91 days after the maturity date of the preferred stock), up to $1 million in aggregate exercise price of the warrants could be exercised at a price equal to (a) 85% of the arithmetic average of the six lowest daily volume weighted average prices (VWAP) per share during the twenty consecutive trading days immediately prior to the exercise date, if such arithmetic average is below $1.00 per share, or (b) 90% of the arithmetic average of the six lowest VWAPs during such period in any other case. The exercise price of the common warrants was adjusted downward to $2.2895, effective March 18, 2011, as a result of our reverse stock split effective February 25, 2011, to reflect the relative market prices (adjusted for the split ratio) of our common stock over the fifteen trading days before and after the reverse split. The exercise price of the warrants was further adjusted during May 2011 as a result of stock issued in connection with amended warrant agreements (as described elsewhere in this Note), and upon the issuance of common stock in settlement of the June 1, 2011, preferred stock redemption, and upon the sale of common stock through our agreement with MLV.  The adjusted exercise price as of September 30, 2011, for these warrants is $2.1875.

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

During the nine months ended September 30, 2011, approximately 1,119,000 common warrants were exercised, resulting in gross proceeds to us of approximately $1,752,000.

Note 17. Revenue and Cost of Goods Sold

A breakdown of our sales and the related cost of sales for the three and nine months ended September 30, 2011, and 2010, respectively, are as follows:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$582	$245	$337	$74	$82	$(8)
Contract	329	295	34	35	37	(2)
Inverters / APS credits	94	9	85	15	—	15
Total	$1,005	$549	$456	$124	$119	$5

	Year ended September 30, 2011			Year ended September 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$1,161	$522	$639	$341	$282	$59
Contract	687	649	38	145	91	54
Inverters /APS credits	128	9	119	39	—	39
Total	$1,976	$1,180	$796	$525	$373	$152

Revenue for the three months ended September 30, 2011, was approximately $1,005,000, as compared to approximately $124,000 for the same period in 2010, an increase of 710%.  For the nine-month periods ended September 30, 2011, and 2010, revenue was $1,976,000 and $525,000, respectively, which represents an increase of 276% year over year.

Revenue for the three months ending September 30, 2011, included approximately $582,000 of revenue from frequency regulation, as compared to approximately $74,000 during the same period in 2010.  Revenue for the nine months ending September 30, 2011, included approximately $1,161,000 of frequency regulation revenue, as compared to approximately $341,000 during the same period in 2010. The Stephentown plant began earning revenue in late January 2011, and as of mid-June, was operating at its full capacity of 20 MW.  In addition, in 2010, we earned regulation revenue from 3 MW of capacity operating in the ISO-NE pilot program.  We transferred a portion of this capacity to our New York plant during the third quarter of 2010, and we took the remaining Tyngsboro flywheels out of service temporarily in April 2011 in order to prepare them for shipment to Northwestern Energy later this year.  A portion of this capacity was temporarily placed back into service during the second quarter of 2011, although it is not in service as of the date of this filing.  Consequently, the revenue from the ISO-NE pilot program was significantly lower in 2011 than during 2010.

Gross margin on frequency regulation for the three months ending September 30, 2011, was 58%, compared to (11%) during same period in 2010.  Gross margin on frequency regulation for the nine months ending September 30, 2011, was 55% compared to 17% during the same period in 2010.  During the three and nine months ending September 30, 2011, gross margin on frequency regulation services increased by $345,000 and $580,000, respectively, over the same periods in 2010.  Our gross margin in Stephentown is considerably higher than it was in Tyngsboro.  Historically, approximately 70% of our cost of energy in Tyngsboro represented retail transmission and distribution (T&D) charges billed by the local service provider. Because our New York facility is connected to the grid at transmission level, we do not incur T&D charges at that facility. We expect our revenue and margin in New York to increase in the future if regulation pricing improves and if performance pricing is implemented.

Contract revenue for the three and nine months ended September 30, 2011, increased by $294,000 and $542,000 or 840% and 374% respectively.  The increase was earned primarily from the ARPA-E contract, whereas contract revenue during the three and nine months ending 2010 related primarily to the Tehachapi project, which is now complete, and the Pacific Northwest National Laboratory (PNNL) contract, which was completed in 2010.  The ARPA-E contract was granted on a cost-share basis, where we recorded a contract loss reserve at the inception of the contract for our expected cost share.  Therefore, our gross margin on that contract is zero. In addition, we completed work on a fixed-price follow-up contract from the U.S. Navy during the quarter ended September 30, 2011, earned $26,000 from our NYSERDA grant and began work on a new contract from the Department of Energy Office of Science (SBIR).

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

Note 18.  Stock-Based Compensation

Description of Plans

Stock Option Plan

On July 21, 2010, our stockholders approved our 2010 Stock Incentive Plan (our “2010 Plan”), which constituted an amendment, restatement and renaming of our Third Amended and Restated 1998 Plan and which increased the shares available for issuance under the Stock Incentive Plan by an additional 1,500,000 shares.  Our 2010 Plan allows for the granting of stock options, restricted stock, restricted stock units and other equity awards with respect to up to 3,800,000 shares of our common stock.  At September 30, 2011, we had 462,098 shares reserved for future grant under this plan, and 2,500,305 shares reserved for outstanding options and RSUs.

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

Restricted Stock Unit Arrangements

Our 2010 Plan permits the grant of restricted stock units (“RSUs”) to our employees, officers, directors and other service providers.  We use RSUs to (i) align our employees’ interests with those of the Company, (ii) motivate our employees to achieve key product development milestones and thus create stockholder value, (iii) retain key employees by providing equity to such employees and (iv) conserve cash, by paying bonuses in the form of RSUs, rather than in cash, but with the number of such RSUs calculated on a discounted basis to compensate for the reduced liquidity as compared to cash.  With respect to the RSUs that are granted in lieu of cash bonuses, the number of RSUs granted are based on performance, and are automatically converted into shares of common stock in four equal tranches in the fiscal year following the year of performance. Certain other RSUs are granted to our officers as a form of equity incentive, are not tied to performance, and vest over a three-year period in equal quarterly installments.  There are also other performance-based restricted stock units (PSUs) granted to our officers which become vested or payable on account of attainment of one or more performance goals established annually by the Board over such performance periods as the Board may designate, with such vesting events subject to the recipient officer being employed by us during the period ending with the milestones. The unvested portion of any RSU or PSU grant is subject to forfeiture upon the holder’s resignation or termination for cause.  As of September 30, 2011, and December 31, 2010, certain RSUs granted under the officer employment agreements were vested but stock could not be issued under the terms of the RSU agreements because the trading window was closed to insiders as of the respective vesting dates.

Restricted stock unit activity for the nine months ended September 30, 2011, and for the year ended December 31, 2010, is as follows:

	Nine months ended September 30, 2011	Year ended December 31, 2010
	(number of shares)
Shares issued related to vested RSUs:
Based on prior year grants	3,197	3,705
Based upon current year executive officer agreement	—	—

Vested RSUs not yet converted to stock (i)	564	2,069

RSU’s granted but not vested:
Related to 2009 executive officer agreement	565	2,255
Related to performance-based executive plan - 2010 grant (ii)	55,029	55,029
Related to performance-based executive plan - 2011 grant (ii)	62,500	—

(i)             RSUs vesting September 30 and December 31, 2010, were issued on March 16, 2011.

(ii)          Vesting of the performance-based RSUs (PSUs) is subject to the achievement of performance requirements and the continued employment of the officer as of the determination date.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “ESPP”) allows substantially all of our employees to purchase shares of our common stock at a discount through payroll deductions.  All regular, full-time employees employed by us for at least three months on the dates the exercise periods begin (each May 1 and November 1) are eligible to participate in this plan. Participating employees may purchase our common stock at a purchase price equal to 85% of the lower of the fair market value of our common stock at the beginning of an offering period or on the exercise date.  Employees may designate up to 10% of their base compensation for the purchase of common stock under this plan.  The ESPP provides for the purchase of up to 200,000 shares of our common stock. At September 30, 2011, we had 78,143 shares reserved for future issuance under this plan.  In late October 2011, we discontinued the ESPP plan and refunded all funds withheld from employees for the May 1 exercise period.

Stock Option Plan Schedules

Stock option activity for the nine months ended September 30, 2011, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Outstanding, December 31, 2010	1,660,791	$8.09
Granted	1,330,413	$2.31	$1.20
Exercised	—	$—
Canceled, forfeited or expired	(163,102)	$(6.30)
Outstanding, September 30, 2011	2,828,102	$5.47

The following table summarizes information about stock options outstanding at September 30, 2011:

Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Vested	Vested Weighted- Average Exercise Price
$1.29 - $2.29	800,825	9.51	$2.08	136,167	$2.09
$2.30 - $3.29	474,238	9.45	$2.75	135,488	$2.71
$3.30 - $4.30	268,413	8.67	$3.61	116,703	$3.61
$4.31 - $7.00	378,842	7.26	$4.98	293,482	$5.13
$7.01 - $10.00	517,829	3.37	$8.17	517,771	$8.17
$10.01 - $13.00	243,931	6.12	$12.28	243,806	$12.28
$13.01 - $21.90	144,024	5.20	$16.86	144,024	$16.86
Total	2,828,102	7.48	$5.47	1,587,441	$7.70

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

There were no options granted during the quarter ended September 30, 2011. The assumptions used to value stock option grants for the three and nine months ended September 30, 2011, and 2010, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	NA	.77% - .91%	.43% - 1.31%	.77% - 1.67%
Expected life of option	NA	3.5 years	.75 - 3.5 years	3.5 years
Expected dividend payment rate	0%	0%	0%	0%
Assumed volatility	NA	75% - 81%	69% - 89%	75% - 91%
Expected forfeitures	NA	8.3%	8.3%	8.3%

Stock-based compensation expense recognized on our consolidated statement of operations for the three and nine months ended September 30, 2011, and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operations and maintenance	$51,227	$44,199	$144,425	$73,880
Research and development	114,897	100,933	342,084	207,455
Selling, general and administrative	156,484	163,921	560,348	403,039
Total stock compensation expense	$322,608	$309,053	$1,046,857	$684,374

Components of stock compensation expense:
Compensation expense related to RSUs	$1,717	$3,356	$5,298	$12,316
Compensation expense related to stock options	320,891	305,697	1,041,559	672,058
Total stock compensation expense	$322,608	$309,053	$1,046,857	$684,374

As of September 30, 2011, there was approximately $957,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock-based payments granted to our employees, consultant and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and recognized over the remaining vesting periods of the stock option grants.

Note 19. Interest Expense

Interest expense, cash paid for interest, and capitalized interest were as follows for the three and nine months ended September 30, 2011, and 2010. We capitalize interest on frequency regulation plant construction projects.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash paid for interest	$183,238	$66,890	$305,709	$216,103
Accrued interest and interest added to FFB loan	216,080	683	740,343	683
Make-whole dividends paid upon conversion of redeemable preferred stock	11,594	—	702,892	—
Amortization of MassDev warrants	10,512	12,606	33,115	39,342
Less: interest capitalized	(7,276)	(65,137)	(450,409)	(96,125)
	$414,148	$15,042	$1,331,650	$160,003

Note 20. Subsequent Event - Bankruptcy under Chapter 11

On October 30, 2011, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the date of the filing of this quarterly report, the Debtors continue to operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  In October 2011, prior to filing, we engaged CRG Partners Group LLC as financial advisors and Brown Rudnick LLP as legal advisors.  A Bankruptcy Court hearing was held on November 2, 2011. At the hearing, we received interim approval from the Bankruptcy Court to use a portion of approximately $3 million in cash collateral. The cash collateral consists of cash we deposited at the closing of the FFB Loan and from revenue earned by our Stephentown facility; funds that are currently held for the benefit of the DOE under the terms of the FFB Loan Agreement. The DOE objected to our use of these funds, but the Bankruptcy Court ruled that we could use the funds at least until a second hearing on November 18. At the second hearing we will seek Bankruptcy Court approval for a longer-term use of cash collateral. We are continuing to aggressively pursue funding opportunities to address our operating costs in the near term, through either DIP financing or restructuring.

On November 4, 2011, we filed a motion with the Bankruptcy Court for entry of an order (the “Order”) to establish restrictions on certain transfers of equity securities of the Company and notice and hearing procedures relating thereto.  The motion requested that the Order be entered with retroactive effect to the date of the filing of the motion, November 4, 2011.

The Company has substantial net operating losses and other tax attributes for United States federal income tax purposes (“Tax Attributes”) that can generally be used to offset its future taxable income and therefore reduce its United States federal income tax obligations.  Our ability to use these Tax Attributes, however, will be adversely affected if we have an “ownership change” as defined under Section 382 of the Internal Revenue Code (the “Code”). Generally, an “ownership change” would occur if the percentage of the Company’s stock owned by one or more “five percent stockholders,”  as defined under Section 382 of the Code, increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period.

If entered, the Order would prohibit any person from transferring, directly or indirectly, any equity securities, including options, of the Company if the transfer would create or result in a person becoming a direct or indirect holder of 4.5% or more of the Company’s common stock or increase or decrease the stock ownership of any existing 4.5% stockholder, unless such person provides advance written notice of such transfer to the Bankruptcy Court and the Company.  Further, if entered, the Order provides a procedure by which we may object to such transfer.  The Bankruptcy Court would rule on any such objection.

Note 21 — Other Subsequent Events

On November 1, 2011, we received notice from The Nasdaq Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that our securities will be delisted from The Nasdaq Stock Market LLC (“Nasdaq”).   The Staff reached its decision under Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1 following the Company’s announcement of the Bankruptcy Cases.

As previously disclosed, on September 30, 2011, we received a letter from Nasdaq indicating that for 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq.  Given this continued listing requirement, the early status of the Bankruptcy Cases and the demands the Bankruptcy Cases have posed on the Company’s resources, we did not appeal the Staff’s determination to delist our common stock.  Accordingly, trading of our common stock was suspended at the opening of business on November 10, 2011, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.  After the Company’s common stock was suspended by Nasdaq, it began being quoted on OTC Link, which is operated by OTC Markets Group Inc., formerly known as Pink OTC Markets Inc. (or “Pink Sheets”).  OTC Market Group Inc. provides quotation services for over-the-counter securities on its OTC Link venue.  Only a market maker can quote securities on the OTC Link, and we can give no assurance that our stock will continue to be quoted on OTC Link.  Because the market is considered speculative, this over-the-counter trade may add to the volatility of our stock prices.

On October 3, 2011, we entered into an amendment with a holder of a common stock warrant (the “Holder”) originally issued on December 23, 2010, to purchase 441,274 shares of common stock.  The amendment changes the exercise price of the Holder’s warrant from $2.2056 (as adjusted through September 15, 2011) to $0.30.  All other terms of the warrant remain the same. In connection with this amendment, the Holder agreed to exercise the warrants in part and delivered an exercise notice to purchase 250,000 shares subject to the warrants.  By taking these actions, we reduced the number of warrants outstanding and accelerated the receipt of proceeds from exercise of the warrants, which were approximately $75,000 before expenses.

On October 5, 2011, we entered into an engagement letter (the “Engagement Letter”) with Group Robinson LLC (“Robinson”), a global advisor and investment banking firm specializing in the clean technology, energy and infrastructure sectors.  Robinson’s immediate objective is to identify and secure project financing for our 20 MW flywheel frequency regulation plant, planned for construction in Hazle Township, Pennsylvania. In addition, Robinson is assisting us in developing one or more lease or build-operate-transfer (BOT) structures for use in marketing turnkey flywheel plants in non-U.S. locations.  During the 16 month term of the engagement, Robinson has an exclusive advisory role with respect to obtaining financing commitments for any foreign (non-U.S.) project.

Pursuant to the Engagement Letter, we paid Robinson an upfront retainer of $60,000, which covers all work by Robinson on the Hazle Township plant and potential projects in certain non-U.S. locations.  No other retainers will be paid to Robinson in 2011 or in connection with the Hazle Township plant.  Monthly retainers shall be payable for any foreign projects, but not before July 2012.  Such monthly retainer shall be $10,000, except that the retainer shall be $20,000 for foreign projects where we have obtained a contractual commitment to build a plant and which will utilize the Robinson deferred payment financial model.  The monthly retainer shall not exceed $20,000 and shall be deducted from the success fee payable to Robinson for a particular project, as described below.

Robinson will also receive a lump sum success fee equal to 2.5% of the total financing amount committed by Robinson-identified investors under executed financing documentation for all U.S. projects and 3% for all foreign projects.  If the customer of a foreign project elects to pay for a plant under a traditional sales agreement or similar contract, rather than using the proposed Robinson financing model, then Robinson shall be paid a non-utilization fee equal to 1.5% of the total project cost that is actually paid by the foreign project buyer to purchase the plant (or, in the event of a lease that does not utilize the Robinson financing model and not financed by Robinson-identified investors, the project cost actually invested by those non-Robinson investors).

In further consideration for Robinson’s services, Robinson will be issued warrants to purchase 3,000,000 shares of our common stock at an exercise price of the higher of our book value per share as of the date of the Engagement Letter or $0.70.  The warrants will vest on a proportionate basis as funding is received by Robinson-identified investors at a rate of 85,000 warrants per $1 million of the total amount committed for the Hazle Township plant or any foreign project.  On the date when at least 2,000,000 of the foregoing warrants have vested, we will issue a second warrant to purchase a number of shares of common stock valued at $3,000,000, but not to exceed a number such that when combined with all shares underlying both warrants would equal more than 19.9% of the shares outstanding at that time.  The exercise price of the second warrant shall be the higher of the book value per shares as of the date of the Engagement Letter or $0.70 and will commence vesting after the first warrant has fully vested, at a rate that is proportionate to additional aggregate commitment amounts by Robinson-identified investors so that the warrant would be fully vested once there is a funding date for an additional aggregate amount of $50 million.  Both warrants would expire on October 1, 2016 and will become exercisable to the extent vested from time to time.  Any unvested warrants will expire at the expiration twelve (12) months following the notice date of termination of the Engagement Letter by the Company.

The Company can terminate the Engagement Letter for cause (as defined in the Engagement Letter) at any time, or after four months so long as Beacon pays the fees outlined above for any project financing that it closes within twelve (12) months following the termination with an investor identified by Robinson.

Given the current status of the Bankruptcy Cases and bankruptcy rules concerning the use of professionals post-petition, Robinson's efforts on our behalf are currently on hold.

On November 4, 2011, Virgil G. Rose resigned from the Board of Directors of the Company. Mr. Rose’s resignation from the Board of Directors of the Company was not a result of any disagreement with the Company or the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

This Current Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report and the documents incorporated by reference herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Bankruptcy Cases, our expected future revenues, operations and expenditures, sources and uses of capital and estimates of the potential markets for our products and services.  Forward-looking statements are not guarantees of future results and conditions but rather are subject to various factors, risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements, including, but not limited to (i) the potential adverse impact of the Bankruptcy Cases on our business, financial condition or results of operations, including our ability to maintain contracts and other customer and vendor relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in our Bankruptcy Cases; (ii) our ability to maintain adequate liquidity to fund our operations during the Bankruptcy Cases and to fund a plan of reorganization and thereafter, including maintaining normal terms with our vendors and service providers during the Bankruptcy Cases and complying with the covenants and other terms of our financing agreements; (iii) our ability to obtain court approval with respect to motions in the Bankruptcy Cases prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Bankruptcy Cases and to consummate all of the transactions contemplated by one or more such plans of reorganization or upon which consummation of such plans may be conditioned; (iv) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 Bankruptcy Cases to Chapter 7 cases; (v) those factors identified in Part II, Item 1A, “Risk Factors,” and in our other filings with the Securities and Exchange Commission as may be accessed at www.sec.gov.

The risks and uncertainties and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition assets, liabilities, common stock and/or other securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving no value for their interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative and will pose substantial risks. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders thereof in the Bankruptcy Cases.  Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could also cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  We disclaim any obligation to update publicly or revise any such statements to reflect any change in our expectations, or events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in such forward-looking statements.

Overview and Chapter 11 Bankruptcy

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

As of June 2011, we moved from a development-stage company to a commercial enterprise as we reached full capacity at our first 20 MW merchant plant in Stephentown, New York. We began to earn revenue in January 2011 from 8 MW of flywheel energy storage at our Stephentown plant.  During the first and second quarters of 2011, we continued to integrate and energize additional capacity. We announced that Stephentown reached its full 20 MW capacity on June 21, 2011.

Regulation pricing in NYISO has been significantly lower thus far in 2011 than during prior years, particularly during August through October 2011.  The pricing appears to be negatively impacted by the bidding strategy employed by one or more market participants.  In approving its pay-for-performance ruling, FERC approved a requirement for all ISOs to implement a pricing structure that will reward resources such as ours for faster performance (pay-for-performance, or “PFP”). We are investigating other alternatives to resolve this pricing issue prior to New York’s required implementation of pay-for-performance by October 2012.

In our Form 10-Q filed on August 9, 2011, we estimated that we would need to raise an additional $5 to $10 million during 2011 to fund operations into the second quarter of 2012.  On August 23, 2011, we entered into the Sales Agreement with MLV, pursuant to which we could issue and sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $25,000,000 from time to time through MLV.  Through mid-October 2011, we raised approximately $700,000, net of fees, through the sale of stock under this agreement. In mid-October 2011, due to factors discussed below, we discontinued sale of stock through the Sales Agreement.

Concurrent with the recent drop in regulation pricing in the New York market, our stock price decreased significantly, particularly during the last two months, resulting in a material decrease in our market capitalization.  We believe the drop in our stock price was due to a combination of factors, including conditions in the clean-tech energy industry and a negative economic and political environment.  These factors have resulted in the Company being unable to raise the funds needed to support ongoing operations.  As of the end of October 2011, we had essentially exhausted available cash, and did not have access to other sources of cash to fund ongoing business operations.  We have engaged CRG Partners Group LLC as financial advisors and Brown Rudnick as legal advisors to actively evaluate restructuring alternatives and to solicit proposals from potentially interested parties.

On October 30, 2011, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. As of the filing of this quarterly report, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. A Bankruptcy Court hearing was held on November 2, 2011.  At the hearing, we received interim approval from the Bankruptcy Court to use a portion of approximately $3 million in cash collateral.  The cash collateral consists of cash we deposited at the closing of the FFB Loan and from revenue earned by our Stephentown facility; funds that are currently held for the benefit of the DOE under the terms of the FFB Loan Agreement. The DOE objected to our use of these funds, but the Bankruptcy Court ruled that we could use the funds at least until a second hearing on November 18. At the second hearing we will seek Bankruptcy Court approval for a longer-term use of cash collateral.  We are continuing to aggressively pursue funding opportunities to address our operating costs in the near term, through either DIP financing or restructuring.  There is substantial doubt as to our ability to continue as a going concern.

During the pendency of the Bankruptcy Cases, investments in our securities will be highly speculative.  Trading in our common stock has been suspended by Nasdaq as of the opening of business on November 10, 2011, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.  After the Company’s common stock was suspended by Nasdaq, it began being quoted on OTC Link, which is operated by OTC Markets Group Inc., (formerly known as Pink OTC Markets, or “Pink Sheets”).  OTC Markets Group Inc. provides quotation services for over-the-counter securities on its OTC Link venue.  Only a market maker can quote securities on the OTC Link, and we can give no assurance that our stock will continue to be quoted on OTC Link.  Because the market is considered speculative, this over-the-counter trade may add to the volatility of our stock prices.

On October 5, 2011, we engaged Group Robinson LLC (“Robinson”), a global advisor and investment banking firm specializing in the clean technology, energy and infrastructure sectors.  Robinson’s immediate objective is to identify and secure project financing for our 20 MW flywheel frequency regulation plant, planned for construction in Hazle Township, Pennsylvania. In addition, Robinson is assisting us in developing one or more lease or build-operate-transfer (BOT) structures for use in marketing turnkey flywheel plants in non-U.S. locations.  During the 16 month term of the engagement, Robinson will have an exclusive advisory role with respect to obtaining financing commitments for any foreign (non-U.S.) project.  Given the current status of the Bankruptcy Cases and bankruptcy rules concerning the use of professionals post-petition, Robinson’s efforts on our behalf are currently on hold.

On February 28, 2011, we announced we had signed a lease agreement with NorthWestern Corporation d/b/a NorthWestern Energy for a one-megawatt (1MW) Beacon Smart Energy Matrix flywheel energy storage system. The system will be installed by us and operated in conjunction with the Dave Gates Generating Station (formerly known as the Mill Creek Generating Station), a gas-fired regulating reserve plant recently commissioned in Montana and owned by NorthWestern Energy. The system was expected to be operational by the end of 2011.  The initial term of the lease will be 15 months, which at NorthWestern Energy’s option, can be extended up to two additional 12-month terms. NorthWestern Energy will pay us $500,000 for the first 15-month term and $500,000 for each subsequent term should it choose to extend the lease to a second or third term. At any point NorthWestern Energy can opt to purchase the 1 MW system outright for approximately $4 million. A portion of the lease payments made under the agreement would be applied to the purchase, depending on when the purchase was made.  As of the date of this Report, we have ceased construction of this project.  Our completion of this project is dependent upon the availability of funds from DIP financing, an alternative funding source or reorganization under Chapter 11.

The location of our merchant plants and the sequence in which they will be constructed will depend on a number of factors in addition to our continued viability as a going concern, including but not limited to:

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

Our production facility is capable of producing up to 600 flywheels per year on a multi-shift basis. With a second phase manufacturing build-out we could increase the annual manufacturing capacity to more than 1,000 flywheels.

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

For the sale of plants on a turnkey basis, our market focus in the United States is on geographic regions that lack open-bid markets for regulation services. Within this market segment, our primary focus is on utilities that are experiencing or expect to experience increased requirements for regulation capacity due to the current or projected impacts of increased deployment of variable wind and/or solar generation in their balancing areas. Our secondary focus is on municipal, cooperative and government-owned utilities, and on islands or territories that are part of the United States. Internationally, we are actively pursuing opportunities for the sale of services via merchant plants and for the outright sale of plants in a number of countries, both directly and with the assistance of local marketing and distribution partners.  We are currently pursuing business development activities in 14 foreign countries.  As part of those efforts, we have entered into a collaboration and development agreement with a subsidiary of the Gaelectric Group of Ireland, a significant wind developer in the Republic of Ireland, Northern Ireland and Montana.  Application opportunities in the international markets include primary and secondary regulation, frequency response and other energy balancing services, some of which may require modifications to our current flywheel technology.  No assurances can be given, however, that any of our international development activities will be successful.

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

Regulatory and Market Affairs

On October 20, 2011, FERC issued mandates that require each grid operator under its jurisdiction to structure their regulation market tariffs to provide pay-for-performance.  Under pay-for-performance tariffs, grid operators would implement a pricing structure that pays faster-ramping resources, such as our flywheels, a higher price for their service.  Because our flywheels react in seconds to a grid operator’s control signal, a response that is exponentially faster than conventional fossil fuel-based regulation resources, pay-for-performance tariffs should enable us to earn increased revenue from any regulation services we provide in those markets, including the NYISO, where we are already operating a 20 MW commercial energy storage facility.  The FERC order is effective 60 days from the issuance date.  Compliance filings are due 120 days from the effective date, and implementation must take place no later than 180 days later.

Research and Development Applications

In September 2010, we finalized a contract with the DOE’s Advanced Research Projects Agency — Energy (ARPA-E) to develop critical components of a highly-advanced “flying ring” flywheel energy storage system over a two year period. ARPA-E is an agency within DOE that provides R&D funding for transformational new energy technologies and systems.  The award is valued at a total of $2.8 million. ARPA-E grant recipients share a portion of the program cost, and we would contribute a minimum of $560,000, or 20%, of the $2.8 million program total.  The actual contract net cost is expected to be higher due to the difference between the contract and our GAAP overhead rates. Our proposal calls for initiating development of a next-generation flywheel energy storage module with a size of 100kWh and 100kW, capable of storing four times the energy at one-eighth the cost-per-energy-unit, as compared to our current Gen 4 flywheel.  The new flywheel would be capable of more than 40,000 full charge/discharge cycles in its lifetime, thereby achieving a cost per storage cycle below ARPA-E’s goal of $0.025/kWh.  If we are successful in developing the initial design, additional effort would be required before this new flywheel could be commercialized. As of the date of this filing, we are continuing work on this project, the completion of which is dependent upon the successful reorganization of the Company.

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

Discussion of Operations

We have experienced net losses since our inception and, as of September 30, 2011, had an accumulated deficit of approximately $292 million, including a non-cash asset impairment loss of approximately $42 million recorded in the quarter ended September 30, 2011.  On October 30, 2011, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with Bankruptcy Court.  As of the filing of this quarterly report, we continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We are aggressively continuing to pursue funding opportunities to address our operating costs in the near term, through either DIP financing or restructuring. There is substantial doubt as to our ability to continue as a going concern.

Assuming we are successful in obtaining financing, upon emerging from Chapter 11, we do not expect to have positive cash flow from operations until we have deployed a sufficient number of merchant plants and/or sold turnkey systems. In the future, as the number of our merchant regulation facilities increases and we develop sustainable cash flows from operations and the sale of turnkey plants, we expect to fund additional plants from a combination of cash flow from operations, non-recourse project financing and project equity.

Operations

In January 2011, we began earning frequency regulation revenue at our Stephentown plant. The plant began operating at its full 20 MW capacity in mid-June 2011.

During the first half of 2010, we provided and earned revenue from 3 MW of frequency regulation service through the ISO-NE pilot program with Smart Energy Matrix™ installed at our Tyngsboro facility.  In August 2010, we began to redeploy substantially 2 MW of this capacity to our Stephentown plant, and in late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the remaining flywheels for shipment to NorthWestern Energy. Consequently, the frequency regulation revenue earned from the ISO-NE pilot program during the first nine months of 2011 was lower than that earned during the same period in 2010. As available, we may operate up to one MW of capacity from time to time in the ISO-NE pilot program.

On October 20, 2011, FERC unanimously approved a rule that directs each ISO to implement a “pay-for-performance” compensation structure for frequency regulation. Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed. When this rule is implemented by the ISOs (no later than October 2012), we expect the economics of our plants would be significantly enhanced and our addressable markets would also expand.

Financing

On August 6, 2010, SRS, a wholly-owned subsidiary of Beacon, closed on the FFB Credit Facility with the FFB, pursuant to which the FFB agreed to make loans to SRS from time to time in an aggregate principal amount of up to $43,137,019, subject to the terms and condition set forth in the FFB Loan Documents.  The loans made by the FFB to SRS under the FFB Loan Documents are guaranteed by the DOE.  We have drawn approximately $39 million of the original $43 million commitment.  Our Chapter 11 bankruptcy filing on October 30, 2011, constituted an event of default under the FFB Loan Documents.  Accordingly, the loan was accelerated and all amounts thereunder became immediately due and payable as of such date, and we do not expect to receive any additional advances from the FFB Credit Facility except as otherwise ordered by the Bankruptcy Court.

On May 24, 2010, we announced that we signed a contract with the New York State Energy Research and Development Authority (NYSERDA) relating to a $2 million grant. This grant has provided $1.5 million to pay for a portion of the interconnection and other aspects of the Stephentown facility, which has been accounted for as a reduction of eligible project costs on a percentage-of-completion basis; $100,000 for a visitor information center at the Stephentown site; and is providing a total of $400,000 for other project tasks not specifically related to SRS project costs, which is being accounted for as grant revenue, also on a percentage-of-completion basis.

On December 23, 2010, we sold 10,000 units of the Company for net proceeds of approximately $8.7 million. Each Unit sold consisted of (i) one share of our Series B mandatorily redeemable convertible preferred stock, par value $0.01 per share (the “preferred stock”), (ii) a warrant to purchase 0.5 of a share of preferred stock (the “preferred warrant”) and (iii) a warrant to purchase 445.827 shares of common stock, together with any associated rights (the “common warrant”, and together with the preferred warrants, the “warrants”), at a price to the public of $1,000 per unit, less issuance costs. The shares of preferred stock, the preferred warrants and the common warrants were immediately exercisable and were issued separately.  During the first nine months of 2011, all of the preferred warrants were exercised (providing cash proceeds of $5 million), and a substantial number of the preferred shares were voluntarily converted to common stock by the investors or redeemed as scheduled.  As of November 1, 2011, there is no preferred stock outstanding. We have accounted for these securities as liabilities at fair value.  Consequently, as a result of these conversion/redemption activities, we have recorded significant non-cash losses, which are partially offset by non-cash interest income related to these securities during the first nine months of 2011.

On August 23, 2011, we entered into the Sales Agreement with MLV, pursuant to which we could issue and sell shares of our common stock, having an aggregate offering price of up to $25,000,000 from time to time through MLV.  Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement and any such placement notice, MLV may sell Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker.  MLV acted as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ. The Company has no obligation to sell any of the shares, and could at any time suspend offers under the Sales Agreement or terminate the Sales Agreement. The Company would pay MLV a commission equal to 3.0% of the gross proceeds from the sale of any shares. We have agreed to provide customary indemnification and contribution to MLV against certain civil liabilities, including liabilities under the Securities Act.  As of September 30, 2011, we have sold 778,086 shares under this Agreement, and have received proceeds of approximately $499,000, net of issuance costs and commissions.  In mid-October 2011, we suspended the sale of Shares through this program.

$24 Million DOE Smart Grid Stimulus Grant for Second 20 MW Regulation Plant

In November 2009, the DOE announced that it had awarded us a Smart Grid Stimulus Grant valued at $24 million, for use in construction of a second 20 MW flywheel energy storage plant. The award provides funds to design, build, test, commission and operate a 20 MW flywheel energy storage frequency regulation plant in the PJM Interconnection region. We are planning to build this facility on a property in Hazle Township, Pennsylvania, for which we have entered into an option agreement with an economic development agency in the state. Under the terms of this two-year option, we are paying $2,500 for each of four six-month option periods, or until the option is converted to a lease. The option allows us to lease the property for 21 years at the rate of $3,250 per month. The site covered by this option is located in an economic development zone, which provides an exemption from the payment of state sales tax on equipment used to build the plant and an exemption from property taxes through 2017.  In addition, in August 2011, we were awarded a $5 million Redevelopment Assistance Capital Program (RACP) grant toward construction of the Hazel Township plant by the State of Pennsylvania.  We have filed for interconnection, and have completed the system impact study and an environmental assessment for this site.

In April 2011, we were approved by the DOE to proceed to Phase II tasks, and in September 2011 we received formal approval of the revised project budget, thereby assuring the progression of the project and enabling us to draw Phase II funds of up to 95% of the $24-million grant.  Phase II tasks include the procurement of all materials and components; flywheel manufacturing and delivery; and complete plant construction.  Under Phase I, we were limited by a spending cap of 4% of the grant amount.  We have site control and have filed an interconnection application and DOE has completed and approved the environmental assessment for the Hazle Township site.  As of the date of this filing, we are continuing development work at this plant. The completion of this plant is dependent upon the successful reorganization of the Company and our ability to raise $25 million to fully fund the project.

Site Development Efforts for Future Plants

In April 2010, we entered a two-year option that provides the right to purchase a property in Chicago Heights, Illinois, for $1 million. The property is zoned industrial, and contains certain improvements relevant to our planned use, including equipment that may be usable for physical interconnection to 138 KVA transmission lines. In consideration for this option, we had been paying the owner $2,000 per month, although these payments have been suspended as of the Bankruptcy Cases, and the option allowed to lapse. Accordingly, we expect to write off approximately $53,000 that was previously spent for interconnection and site evaluation costs.

In 2009, we entered into an option to lease land in Glenville, New York. This option was amended and extended until December 31, 2011, at a cost of $1,500 per month. Although this option has not yet lapsed, based upon our Chapter 11 filing, we do not anticipate extending it.  We expect to write off approximately $278,000 in site evaluation and interconnection costs.

Assuming we continue as a going concern, in 2012, we will continue to have capital needs that will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants to fund operations as we continue to build and deploy flywheel plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis. Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

•                  The bankruptcy proceedings

•                  The timing of funds disbursement from DOE stimulus grant

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

Since our inception in 1997, we have funded our development primarily through the sale of common stock.  In November 2000, we completed our initial public offering, raising approximately $49.3 million net of offering expenses. Since our initial public offering, we have raised approximately $114.5 million as of September 30, 2011, through the sale of our stock and exercise of warrants related to those stock sales.  In December 2010, we raised approximately $8.7 million, net of offering costs, from the sale of mandatorily redeemable convertible preferred stock and associated preferred and common warrants. During the first nine months of 2011, we raised $7.2 million from the sale of common stock and the exercise of preferred and common warrants. In addition to the $24 million DOE grant and $5 million RACP grant, we will need to raise an additional $25 million from a combination of project finance and equity to be able to order long-lead items and build our second merchant plant in Hazle Township.

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

Revenues

Our revenue during the three and nine months ended September 30, 2011, and 2010, came primarily from three sources:

•                  Frequency regulation service revenue from our first merchant plant in Stephentown, New York, and to a significantly lesser extent, from the ISO-NE pilot program

•                  Research and development contracts and a grant, for which revenue has been recognized using the percentage-of-completion method

•                  Sales of inverters, accessories and APS credits.

Our current business plan anticipates earning revenue primarily from the provision of frequency regulation service and the sale of turnkey flywheel systems. We have also earned revenue from research and development contracts, and we continue to pursue similar contracts.  Additionally, we have earned revenue from the sale of APS certificates or similar “clean energy” credits. However, revenue from such credits has not been material, and we do not anticipate such sales in the near term because we have significantly reduced our participation in the ISO-NE pilot program. Further, we have a small inventory of inverters and accessories that we sell, although that revenue is insignificant.

Frequency regulation revenue in 2011 is expected to be significantly higher than in 2010, now that the Stephentown plant is operating at its full 20 MW capacity.  Additionally, we expect our R&D contract revenue to be higher in 2011 than in 2010, primarily due to the ARPA-E contract.

Cost of Goods Sold

Cost of goods sold for frequency regulation services consists of the cost of energy and will be higher in 2011 than in 2010 due to higher capacity in service (Stephentown).  Cost of goods sold for research and development contracts is being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs.  Cost of goods sold does not reflect the true cost of any inverter sales, because our inverter inventory was fully written-off during a prior year.

Operations and Maintenance

Operations and maintenance (O&M) expenses are related to manufacturing, materials handling, purchasing, Smart Energy Matrix™ operations, and expensed non-fungible costs associated with certain installations.  Since our current production levels are still well below our facility’s full capacity, O&M costs for the nine months ended September 30, 2011 and 2010 include a significant amount of unabsorbed overhead.  In addition, non-capital costs associated with substation upgrades in Stephentown and other operating expenses associated with our Stephentown facility, costs associated with running ISO-NE pilot resources and certain non-fungible costs associated with certain Smart Energy Matrix™ installations are also included in O&M. O&M expenses are expected to increase for the year ending December 31, 2011, as compared to the prior year.

Research and Development

Research and development (R&D) represents the cost of compensation and benefits for research and development staff, as well as materials and supplies used in the engineering design and development process.  We expect R&D expenses to decrease significantly in 2011.

Selling, General and Administrative Expenses (SG&A)

Our selling expenses consist primarily of compensation and benefits for regulatory affairs, sales and marketing personnel and related business development expenses and regulatory compliance efforts. General and administrative expenses consist primarily of compensation and benefits related to our corporate staff, professional fees, insurance and travel. Overall, we expect our SG&A expenses for fiscal year 2011 to be higher than in 2010 due to increased regulatory, legal expenses and costs associated with financing.

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

Loss on Impairment of Assets

We have been performing a quarterly impairment test of our New York facility. The results of prior quarterly tests, including the test that was completed as of June 2011, indicated that the Stephentown assets were recoverable, so no asset impairments were recognized through that date.  However, we disclosed in prior Reports on Form 10-Q that continued degradation in pricing could result in future impairment losses.

Decreases in pricing in the New York market accelerated beginning in August 2011, with significant decreases from August through the date of this filing.  The more recent decreases in pricing do not appear to be directly linked to natural gas prices.  We believe the pricing may be negatively impacted by the bidding strategy employed by one or more market participants.

In general, we expect regulation pricing to increase in the future, but we are unable to assess whether the recent pricing trend in New York is reflective of a temporary or a permanent change in the pricing structure.  On October 20, 2011, FERC approved a requirement for all ISOs to implement a pricing structure that would reward resources such as ours for faster performance (pay-for-performance, or “PFP).  The details of such pricing structure have not yet been defined in NYISO, although we anticipate that it should have a significant positive impact on our regulation revenue.  However, should frequency regulation pricing remain at current levels in New York, it is unlikely that we would be able to pay the FFB loan.

The third quarter decrease in pricing, combined with changes in our assumptions reflecting future pricing and PFP, were significant enough to result in a negative value for our September 2011 recoverability test, indicating that the value of the Stephentown plant was impaired.  Consequently, we recognized an asset impairment loss of approximately $42,000,000 on our Stephentown assets as of September 30, 2011.  The asset impairment was calculated with a 25% discount rate, which we believe is appropriate given our current financial situation and risk profile.  In addition, we recorded an impairment loss of approximately $458,000 related primarily to the non-fungible costs associated with our NorthWestern Energy project.

We do not believe our other assets were impaired as of September 30, 2011. However, as of September 30, 2011 we have approximately $3,500,000 in construction in progress, most of which relates to future potential frequency regulation projects.  These assets, along with the balance of our property and equipment, will be significantly impaired and will have little or no fair value if we are unsuccessful in obtaining financing, restructuring the company, and emerging from bankruptcy.  There is substantial risk that we will be unable to do so.

Interest Income

Interest income is attributable to interest earned from cash deposits.

Interest Expense

Interest expense relates to the MassDev loan, FFB Loans, “make whole” dividends paid when investors convert their preferred stock, along with the amortization of warrants issued in conjunction with the MassDev loan. A substantial portion of our interest expense relating to the MassDev and FFB Loans has been capitalized. Interest expense will increase in 2011 since we are no longer capitalizing interest because the plant is in service.

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

•                  Mandatorily Redeemable Convertible Preferred Stock

The certificate of designations governing the rights and preferences of the preferred stock contains several embedded features that would be required to be considered for bifurcation. The preferred stock was mandatorily redeemable and therefore was recorded as a liability. We elected the fair value option, and as such, we valued the host preferred stock certificate of designations and embedded features as one instrument. Any changes in the fair value of the preferred stock were charged or credited to Non-cash interest on the consolidated statements of operations. See Notes 3 and 14 to the Consolidated Financial Statements.

•                  Redemptions:  Historically, we have redeemed our preferred stock by issuing common stock. The difference between the fair value of the preferred stock and the fair value of the common stock on the date the common stock is issued is charged or credited to Non-cash interest.  We had 48.4 shares of preferred stock outstanding as of September 30, 2011. As of November 1, 2011, all preferred shares had been redeemed or converted, and there were no preferred shares outstanding.

•                  Conversions:  Investors in the preferred stock were able to voluntarily convert their preferred shares to common stock at a conversion price defined in the certificate of designations for the preferred stock. The difference between the fair value of the preferred stock and the fair value of the common stock given in conversion is recognized as a non-cash gain or loss on the extinguishment of debt.

•                  Dividends:  Historically, we have paid the dividends that were due with scheduled redemptions with common stock. However, when an investor voluntarily converts its preferred shares, we are required to pay the investor for the dividends that would have been earned had the shares been held to maturity. The portion of those dividends that have not been accrued must be paid in cash, and are referred to as “make whole” payments. Cash dividends are charged to Interest expense. Dividends paid in stock are valued at the fair value of the common stock as of the date of issuance, and charged to Non-cash interest.

•                  Preferred Stock Warrants

We accounted for freestanding warrants to purchase shares of our mandatorily redeemable convertible preferred stock as liabilities on the consolidated balance sheets at fair value upon issuance. The preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were mandatorily redeemable, which obligated us to transfer assets at some point in the future. (See Notes 3 and 14 to the Consolidated Financial Statements.) The warrants were subject to re-measurement to fair value at each balance sheet date and any change in fair value was recognized in Non-cash interest on the consolidated statements of operations. As the warrants were exercised, the warrant liability was reclassified to preferred stock. The difference between the fair value of the preferred warrant and of the preferred stock as of the date of exercise was charged or credited to Non-cash interest.  All of the preferred stock warrants were exercised during the nine months ended September 30, 2011; therefore, there were no preferred stock warrants outstanding as of that date.

•                  Common Stock Warrants

We issued common stock warrants in connection with the December 2010 preferred stock offering. (See Notes 3 and 16 to the Consolidated Financial Statements.) Because this warrant has terms that adjust the exercise price in certain circumstances, the warrant cannot be considered indexed to our own stock and is therefore accounted for as a derivative liability at fair value. Changes in fair value of derivative liabilities are recorded in the consolidated statements of operations as Non-cash interest. The fair value of the warrant liability is determined using the Black-Scholes option pricing model. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk free interest rate. Upon exercise, the difference between the fair value of the common stock and the common stock warrant is charged or credited to Non-cash interest.

Revenue and Deferred Revenue

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

•                  Government Contract Revenue Recognized on the Percentage-of-Completion Method

We recognize contract revenues using the percentage-of-completion method. We use labor hours as the basis for the percentage-of-completion calculation, which is measured principally by the percentage of labor hours incurred to date for each contract to the estimated total labor hours for each contract at completion. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.  Revenues recognized in excess of amounts billed are classified as current assets, and included in “Unbilled costs on contracts in process” in our balance sheets.  Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under “Advance billings on contracts.”  Changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to construction contract costs and revenue.  In addition to our government contracts, we had a small engineering contract where we were paid on a per-hour basis for engineering services provided.  Revenue on this contract was recognized as hours are worked.

Our research and development contracts are subject to cost review by the respective contracting agencies. Our reported results from these contracts could change adversely as a result of these reviews.

•            Sale of Alternative Renewable Energy Credits

Under the Massachusetts Alternative Energy Portfolio Standard (APS) program, our flywheel energy storage frequency regulation assets operating within the Commonwealth of Massachusetts have been credited with producing a type of Renewable Energy Credit (REC) known as an Alternative Renewable Energy Credit.  These have a market value, and we have recognized revenue on the sale of such credits as revenue when sold on the open market.  As our participation in the ISO-NE pilot program has been reduced, we no longer anticipate earning APS credits.

•                  Product Sales

Generally, revenue on inverter and related product sales is recognized on transfer of title, typically when products are shipped, and all related costs are estimable.  For sales to distributors, we make an adjustment to defer revenue until products are subsequently sold by distributors to their customers.

•                  Grants

Grants that relate to revenues are recognized as earned on a percentage of completion basis. Grants that relate to current expenses are reflected as reductions of the related expenses in the period in which they are reported. Grants that relate to depreciable property and equipment are reflected in income over the useful lives of the related assets, and those related to land are recognized as revenue over the life of the depreciable facilities constructed on it. A given grant may be parsed into various components, each of which may be treated either as current revenue, reduction of current expenses, or as deferred revenue to be amortized over the life of a fixed asset, as appropriate given the structure and nature of the grant..

Loss on Contract Commitments

Our contracts have been primarily for the development of demonstration units of new products, the design of a frequency regulation facility or alternative uses for our flywheels.  As such, the work has supported our core research and development efforts.  We establish reserves for anticipated losses on contract commitments if, based on our cost estimates to complete the commitment, we determine that the cost to complete the contract will exceed the total expected contract revenue. Many of our contracts have been granted on a cost-share basis, for which the expected cost-share is recorded as a contract loss. Additionally, each quarter we perform an evaluation of expected costs to complete our in-progress contracts and adjust the contract loss reserve accordingly.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are periodically reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, a determination that the asset has become obsolete, current economic and market conditions, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.   We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.

We have been performing an impairment analysis of our New York facility on a quarterly basis.  In performing this impairment test, we utilize the two-step approach prescribed under ASC 360-10.  The first step requires a comparison of the carrying value and expected undiscounted cash flows of the reporting units to determine whether the assets are recoverable.  The expected cash flows require significant judgment based upon historical experience, our most recent budget, estimates for revenue and expenses based upon assumed growth rates, external consultants’ reports of anticipated pricing in the energy markets and the effects of actual and probable regulatory changes, such as the FERC pay-for-performance order.  The expected cash flows include estimates for future expenditures required to maintain the service potential of the assets.  Given the uncertainties involved in our estimates, we assign probabilities to various scenarios (e.g., increases in pricing, decreases in pricing, etc.) to calculate a probability-weighted average of potential cash flows. If the assets are recoverable, an impairment loss is not recognized even if the net book value of the long-lived assets exceeds their fair value.

If this first test indicates that the assets are not recoverable, we apply a discount rate to the most likely future cash flows (determined based upon the probability-weighted average of potential cash flows) to determine the fair value of the asset group, and record an impairment charge for the difference. The determination of a discount rate requires judgment relative to the risk.

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

Results of Operations

Comparison of Three and Nine Months ended September 30, 2011, and 2010

	Three months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Revenue	$1,005	$124	$881	710%
Cost of goods sold	549	119	430	361%
Gross margin	456	5	451	9020%
Operating expenses:
Operations and maintenance	842	195	647	332%
Research and development	1,034	1,509	(475)	-31%
Selling, general and administrative	1,736	2,185	(449)	-21%
Loss on contract commitments	—	1,070	(1,070)	-100%
Depreciation and amortization	1,069	516	553	107%
Loss on asset impairment	42,344	—	42,344	0%
Total operating expenses	47,025	5,475	41,550	759%
Loss from operations	(46,569)	(5,470)	(41,099)	751%
Interest and other income (expense), net	726	(69)	795	-1152%
Loss on extinguishment of debt	(145)	—	(145)	0%
Net loss	$(45,988)	$(5,539)	$(40,449)	730%

	Nine months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Revenue	$1,976	$525	$1,451	276%
Cost of goods sold	1,180	373	807	216%
Gross margin	796	152	644	424%
Operating expenses:
Operations and maintenance	2,653	1,986	667	34%
Research and development	3,667	5,471	(1,804)	-33%
Selling, general and administrative	7,085	6,561	524	8%
Loss on contract commitments	—	971	(971)	-100%
Depreciation and amortization	2,758	1,591	1,167	73%
Loss on asset impairment	42,344	—	42,344	0%
Total operating expenses	58,507	16,580	41,927	253%
Loss from operations	(57,711)	(16,428)	(41,283)	251%
Interest and other income (expense), net	2,229	(202)	2,431	-1203%
Loss on extinguishment of debt	(7,525)	—	(7,525)	0%
Net loss	$(63,007)	$(16,630)	$(46,377)	279%

Revenue

The following table provides details of our revenues for the three and nine months ended September 30, 2011, and 2010.

		Three months ended		Nine months ended September		Cumulative Contract Value Earned as of	Total	Remaining
	Percent	September 30,		30,		September	Contract	Value
	complete	2011	2010	2011	2010	30, 2011	Value	(Backlog)
		(dollars in thousands)
Frequency regulation		$582	$74	$1,161	$341
Contracts
NAVSEA	100.0%	21	—	50	—	$50	$50	$—
Tehachapi	100.0%	—	15	5	41	223	223	—
PNNL	100.0%	—	—	—	84	104	104	—
ARPA-E	31.5%	272	9	588	9	709	2,246	1,537
ABIOMED	NA	—	11	8	11	26	NA	NA
SBIR	1.7%	10	—	10	—	10	144	134
NYSERDA	5%	26	—	26	—	206	400	94
Total Contract and Grant Revenue		$329	$35	$687	$145	$1,328	$3,167	$1,765
Other (inverters, accessories and APS credits)		94	15	128	39
Total		$1,005	$124	$1,976	$525

Revenue for the three and nine months ended September 30, 2011, increased by approximately $881,000 and $1,451,000, or 710% and  276%, respectively, compared to the same periods in 2010.  Frequency regulation revenue for the three and nine months ended September 30, 2011, increased by approximately $508,000 and $820,000, or 686% and 240%, respectively, compared to the same periods in 2010. The increase was due primarily to revenue earned at our Stephentown facility, partially offset by a decrease in frequency regulation revenue earned through the ISO-NE pilot program.  Revenue from research and development contracts for the three and nine months ended September 30, 2011, increased by approximately $294,000 and $542,000, or 840% and 374%, respectively, in 2011as compared with the same period in 2010.  This increase is primarily due to revenue earned from our ARPA-E contract.

We began to earn revenue in January 2011 from 8 MW of flywheel energy storage at our Stephentown plant.  During the first half of 2011, we continued to integrate and energize additional capacity.  We announced on June 21, 2011, that the plant had reached its full 20 MW capacity. Revenue in New York for the quarter and year to date is lower than expected, due to decreasing prices for regulation in the New York market. Capacity utilization in the third quarter of 2011 was significantly better than during the second quarter of 2011 as a result of a change we made to the plant control algorithm during the last week of June 2011.  On October 20, 2011, FERC approved a rule that directs each ISO to implement a “pay-for-performance” compensation structure for frequency regulation.  Currently, ISO-NE is the only grid operator that utilizes a performance-based tariff that rewards resources for speed.  We anticipate that the implementation of this rule would significantly enhance the economics of our plants, including our Stephentown plant, and our addressable markets would also expand. Increases in compensation structure due to this order are expected to be realized beginning in the fourth quarter of 2012.

Revenue from frequency regulation from the ISO-NE pilot program was lower during the first nine months of 2011 than during the same period in 2010 because we moved approximately 2 of the 3 MW of capacity to Stephentown, New York during the third quarter of 2010. In late April 2011, we temporarily discontinued our participation in the ISO-NE pilot program in order to prepare the flywheels for shipment to NorthWestern Energy.  In July 2011, we temporarily resumed limited operation in the ISO-NE pilot program. Currently we are not performing any frequency regulation in the ISO-NE pilot program.

In 2010, we began work on the ARPA-E contract, for which we expect to earn $2.2 million over a two-year period.  This contract was 5.4% complete as of the end of 2010.  We completed an additional 26.1% of this contract during the first nine months of 2011, and are continuing to work on this project. Additionally, in 2010 we were awarded a $2 million grant from NYSERDA, $1.5 million of which will be accounted for as a reduction in the Stephentown project cost, $100,000 which was used to build a visitor center in Stephentown, New York, and $400,000 of which will be earned through the completion of non-SRS related project milestones, recognized on a percentage of completion method.  We recognized $180,000 of this total as grant revenue as of December 31, 2010, and an additional $25,000 during the third quarter of 2011. In addition, we used grant proceeds to reduce Stephentown project costs by $1,422,000 during 2010 and $78,000 during the nine months ended September 2011.  In the first quarter of 2010, revenue was earned from the PNNL contract (which was completed in 2010) and for the Tehachapi contract.  The Tehachapi contract was completed as of June 30, 2011.   In addition, during the first nine months of 2011, we completed a $50,000 Navy contract, and were awarded a new grant from the DOE Office of Science (SBIR) for approximately $144,000 to cover the costs associated with the development of a high-power motor/generator for the flywheel we are developing for ARPA-E.

Cost of Goods Sold

Cost of goods sold (COGS) for the three and nine months ended September 30, 2011, and 2010 was as follows:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$582	$245	$337	$74	$82	$(8)
Contract	329	295	34	35	37	(2)
Inverters / APS credits	94	9	85	15	—	15
Total	$1,005	$549	$456	$124	$119	$5

	Year ended September 30, 2011			Year ended September 30, 2010
	Revenue	Cost of Sales	Margin	Revenue	Cost of Sales	Margin
	(in thousands)
Frequency regulation	$1,161	$522	$639	$341	$282	$59
Contract	687	649	38	145	91	54
Inverters /APS credits	128	9	119	39	—	39
Total	$1,976	$1,180	$796	$525	$373	$152

Gross margin increased from approximately $5,000 during the quarter ended September 30, 2010, to approximately $456,000 during the same period in 2011.  On a year to date basis, gross margin increased by approximately $644,000, or 424%.  COGS, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales, increased from approximately $119,000 in the third quarter of 2010 to approximately $549,000 during the third quarter of 2011. COGS, inclusive of our frequency regulation services, research and development contracts, and inverter and other sales increased from approximately $373,000 for the nine months ended September 30, 2010, to approximately $1,180,000 for the nine months ended September 30, 2011.

COGS for frequency regulation services includes the cost of energy and, for our Tyngsboro resources providing service through the ISO-NE pilot program, it also includes retail transmission and distribution (T&D) charges.  The increase in frequency regulation COGS is related directly to the increase in capacity in service at our Stephentown plant.  Our gross margin for regulation services increased from (10.8%) to 58% for the quarters ended September 30, 2010, and 2011, respectively, and from 17.3% to 55% for the first nine months of 2010 as compared to the first nine months of 2011.  The improvement in gross margin is due to the difference in cost structure for our NY assets as compared to our Tyngsboro assets.  Our Tyngsboro assets operating under the ISO-NE pilot program are connected to the grid through distribution-level power lines, and therefore they incur transmission and distribution (T&D) charges from the local utility.  These charges represent approximately two-thirds of the cost of energy for those assets.  The New York assets are connected to the grid through transmission lines, and therefore do not incur these T&D charges (resulting in higher gross margins). We expect our gross margins in New York to improve significantly when performance pricing is implemented in the NYISO.

COGS for R&D contracts are being recorded on the percentage-of-completion method and consists primarily of direct labor and material, subcontracting and associated overhead costs.  Since certain of our contracts, such as the ARPA-E contract, were granted on a cost-share basis for which the cost share was previously reserved, the gross margin for those contracts is zero.  Other contracts, such as the Navy contract and the SBIR grant, are structured to reimburse us for our costs and to allow for a small margin. The increase in COGS is commensurate with the increase in contract revenue reported.

COGS do not reflect the true cost of any inverter sales, because our inverter inventory was fully written off during a prior year.  There is no cost of sales associated with the sale of APS credits. During the third quarter of 2011, we sold most of our remaining inverter inventory.

Operations and Maintenance Expense

For the three and nine months ended September 30, 2011, operations and maintenance (O&M) expenses increased by $647,000, or 332% and $667,000 or 34% respectively, compared to the same periods in 2010.  Significant changes in spending are explained in the table shown below.

	Three months ended September 30	Nine months ended September 30	Comment
	(in thousands)
Period ended September 30, 2010	$195	$1,986
Subcontractors and consultants	(777)	(393)	The decrease is due primarily to costs associated with the interconnection and substation at Stephentown, most of which occurred in 2010.
Allocations and overhead	1,463	31	Construction and flywheel manufacturing activities slowed during the third quarter of 2011, as the Stephentown plant was essentially complete. Consequently, less overhead was capitalized.
Occupancy and repairs	336	704	For the quarter and year to date, the increase represents primarily costs to repair equipment, both in Stephentown and in Tyngsboro.
Legal	(14)	407	Increase due to legal costs associated with required monitoring for the DOE loan.

	Three months ended September 30	Nine months ended September 30	Comment
	(in thousands)
Expense materials	(294)	(365)	Decreased spending for small tools and equipment, freight, tooling and production supplies.
Salaries and benefits	(69)	147

On a year to date basis, the increase is due to use of temporary staffing to build, install and commission our flywheels and ancillary equipment at our Stephentown facility, along with higher costs for benefits, particularly employee health insurance. Costs decreased in the third quarter of 2011 as we reduced headcounts and use of temporary employees.

Stock compensation	7	71	Higher stock compensation expense due primarily to larger option grants made to the officers and employees in 2011, partially in lieu of pay increases.
Software and maintenance	(2)	28	Increase in software costs.
Hiring expense	(1)	(22)	Hiring costs were lower for the year and quarter because of limited hiring during 2011.
Audit	—	45	Higher audit fees due to first year audit of SRS as well as more complex financial instruments issued in 2010.
Other	(2)	14	Primarily increases in supplies and travel.
Period ended September 30, 2011	$842	$2,653

Research and Development Expense

For the three and nine months ended September 30, 2011, research and development (R&D) expenses decreased by $475,000, or 31% and $1,804,000 or 33%, respectively from the same periods in 2010. Significant changes in spending are explained in the table shown below.

	Three months ended September 30	Nine months ended September 30	Comment
	(in thousands)
Period ended September 30, 2010	$1,509	$5,471
Expense materials	195	(487)

In 2010, expense materials for R&D primarily related to work developing lower cost components for our flywheels. R&D efforts have been scaled back in 2011 to conserve cash. Expense materials in the third quarter of 2010 was lower than during the same quarter of 2011 because we capitalized certain material costs related to the Stephentown plant.

Salaries and benefits	(108)	(502)	Lower salaries and benefit expense due to headcount reductions and lower bonus accrual, partially offset by higher health care costs than in 2010.
Subcontractors and consultants	(234)	(47)	Decreased use of contractors.

Allocations and overhead	(309)	(803)	Increase in overhead allocated to ARPA-E and other contracts, combined with an increase in capitalized overhead for the Stephentown project.
Stock compensation	14	135	Stock compensation increase due to 2011 grants to the officers and employees, partially in lieu of pay increases.
Other	(33)	(100)	Reductions in legal, occupancy, software maintenance and outside testing costs which were partially offset by slight increases in dues, hiring and travel costs.
Period ended September 30, 2011	$1,034	$3,667

Selling, General and Administrative Expense

For the three months ended September 30, 2011, selling, general and administrative (SG&A) expenses decreased by approximately $449,000, or 21%. For the nine months ended September 30, 2011, SG&A expenses increased by $524,000, or 8%, compared to the same period in 2010.  Significant changes in spending are explained in the table shown below.

	Three months ended September 30	Nine months ended September 30	Comment
		(in thousands)
Period ended September 30, 2010	$2,185	$6,561
Subcontractors and consultants	(33)	(137)	Less use of consultants.
Legal, audit and professional fees	(50)	196

Year to date increase primarily due to legal costs associated with potential sales, and regulatory affairs aimed at supporting pay-for-performance, as well as higher audit fees related to the more complex securities issued in 2010.

Salaries and benefits	(96)	309

Year to date increase due to new hires made later in 2010, primarily to support the administrative cost of managing the Stephentown project and market sale of turnkey systems. The decrease in the third quarter was due to elimination of temporary staffing and other headcount reductions.

Hiring Expense	(45)	(163)	Cost associated with new hires in 2010; there were no new SG&A hires in 2011.
Travel	(16)	48	Increase in travel, especially international travel. Travel was cut back during the third quarter of 2011.
Public company / investor relations	(139)	179	Increase due to costs associated with the exercise of preferred stock warrants and to prepare XBRL filings.
Stock Compensation	(7)	157	Increase due to 2011 option grants made to officers and employees, partially in lieu of pay increases.
Small tools and equipment	6	(22)	Fewer PCs purchased than during prior year; in part because there were no new hires.

	Three months ended September 30	Nine months ended September 30	Comment
		(in thousands)
Allocations and overhead	(34)	16	Increase represents G&A overhead allocated to the ARPA-E contract.
Other	(35)	(59)	Reduction in misc. costs.
Period ended September 30, 2011	$1,736	$7,085

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

In the second quarter of 2010, we recorded a contract loss reserve for our expected cost share related to the ARPA-E contract.  On a year-to-date basis as of September 30, 2010, this loss was partially offset by adjustments we made to the overheard charged to various contracts and adjustments to close out unused contract loss reserves for completed contracts.  No loss reserve adjustments were considered necessary during the three and nine-month periods ended September 30, 2011.

Loss on Impairment of Assets

We have been performing a quarterly impairment test of our New York facility.  Our tests were based upon the weighted-average expected cash flow using various scenarios and pricing assumptions. The results of prior quarterly tests, including the test that was completed as of June 30, 2011, indicated that the Stephentown assets were recoverable, so no asset impairments were recognized, although we disclosed in prior Reports Form 10-Q that continued degradation in pricing could result in future impairment losses.

Regulation pricing is subject to seasonal fluctuation.  Historically, we have used a 24-month historical average price as the “base” for our impairment calculations, not only to eliminate the effect of these seasonal fluctuations, but also in large part because we believed that pricing was depressed due to various market factors, and that, over the 20-year life of our facility, pricing was likely to increase, particularly with the implementation of pay-for-performance tariffs.  These assumptions were supported by reports we received from external energy consultants.  In June 2011, the 24-month average price for regulation was $26.57 per MWh. The 24-month average price decreased from June to September 2011 by 6.4% to $24.86.  Beginning in August 2011, regulation pricing in the New York market decreased significantly from levels earlier in the year.  This recent decrease in pricing does not appear to be directly linked to natural gas prices or normal seasonal fluctuations.  We believe it may be negatively impacted by the bidding strategy of certain market participants.  The 12-month average price paid for regulation in New York decreased by approximately 18% from June 2011 to September 2011, from $18.95 to $15.61.  The 12-month average has continued to decrease further through the date of this filing.

In general, we expect regulation pricing to increase in the future, but we are unable to assess whether the recent pricing trend in New York is reflective of a temporary or a permanent change in the pricing structure.  On October 20, 2011, FERC approved a requirement for all ISOs to implement a pricing structure that would reward resources such as ours for faster performance (pay-for-performance, or “PFP).  The details of such pricing structure have not yet been defined in NYISO, although we anticipate that it should have a significant positive impact on our regulation revenue.  However, should frequency regulation pricing remain at current levels in New York, it is unlikely that we would be able to pay the FFB loan.

Our evaluation of anticipated future cash flows for Stephentown as of September 30, 2011, was based primarily upon the 12-month average price, rather than the 24-month average price, which we believe is appropriate given our uncertainty as to the expected duration of the current pricing trend and apparent change in the bidding strategy of other participants in this market.  It also reflects variability in the impact on pricing in the future resulting from the implementation of PFP (which is required, under FERC rules, to be implemented no later than October 2012).  The third quarter decrease in pricing, combined with changes in our assumptions reflecting future pricing and PFP, were significant enough to result in a negative value for our September 2011 recoverability test, indicating that the value of the Stephentown plant was impaired.  In accordance with ASC 360-10, we proceeded to determine the fair value of the asset group by discounting the probability-weighted cash flows.  Given our lack of liquidity and the uncertainty that we will be able to restructure and emerge from bankruptcy, we determined that a discount rate of 25% was appropriate.  Accordingly, we recognized an impairment loss of $42 million on our Stephentown assets as of September 30, 2011.  In addition, we prepared an alternate cash flow evaluation for the Stephentown assets as of June 30, 2011, using the12-month average pricing at that time and the revised assumptions used in the September analysis.  This alternate cash flow evaluation supported our prior evaluation concluding that no impairment existed as of June 30, 2011.

Additionally, we expensed the non-fungible costs associated with our Northwestern Energy lease project, and recorded an asset impairment to reduce the basis of the fungible assets to market value, which was determined to be $500,000 (the price at which Northwestern Energy can lease the system under their agreement with us).

We performed a recoverability test on our Hazle Township project as of September 30, 2011, which indicated that the project is expected to have a positive cash flow.  Accordingly, no reserve was recorded for these assets as of September 30, 2011.  As of that date, we did not anticipate a bankruptcy filing.  However, our ability to complete the Hazel project and all of the other projects shown above is contingent upon our ability to successfully obtain financing, restructure the company and emerge from bankruptcy, and there is substantial risk that we will be unable to do so.   If we are unsuccessful, we will be unable to continue as a going concern.  The assets shown in CIP will be significantly impaired, and will have little fair value, if any.  Additionally, our Tyngsboro assets, which consist primarily of leasehold improvements and manufacturing equipment, would likely be substantially impaired.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $516,000 during the three months ended September 30, 2010, to approximately $1,069,000 for the same period in 2011, an increase of approximately $553,000, or 107%.  Depreciation and amortization for the nine months ended September 30, 2011, was approximately $2,758,000, as compared to $1,591,000 for the same period in 2010.  The increase in depreciation and amortization results primarily from the capitalization of flywheel and related equipment that was placed into service in 2011 in Stephentown.

Interest and Other Income/(Expense), net

Average cash balances during the first nine months of 2011 were lower than during the same period in 2010. In addition, interest rates were significantly lower in 2011.  As a result of the lower interest rates and lower cash balances, interest income for the first nine months of 2011 was approximately $1,000 lower than during the first nine months of 2010.  Interest expense increased during the third quarter of 2011 as compared to 2010 due to interest on the FFB loan. Now that the Stephentown plant is operating, we are no longer capitalizing interest on this project.

Interest expense for the three and nine months ended September 30, 2011, and 2010, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash paid for interest	$183,238	$66,890	$305,709	$216,103
Accrued interest and interest added to FFB loan	216,080	683	740,343	683
Make-whole dividends paid upon conversion of redeemable preferred stock	11,594	—	702,892	—
Amortization of MassDev warrants	10,512	12,606	33,115	39,342
Less: interest capitalized	(7,276)	(65,137)	(450,409)	(96,125)
	$414,148	$15,042	$1,331,650	$160,003

Interest expense for the three and nine months ended September 30, 2011, is approximately $399,000 and $1,172,000 higher than in the comparable periods in 2010 due to interest related to the FFB loan and make-whole cash dividends paid upon conversion of redeemable preferred stock. Interest on the FFB loan is payable quarterly; however, during the construction period we have the option to defer interest payments by adding them to the principal loan balance. We chose to defer the interest payments that were due on March 15 and June 15, 2011, and a portion of the interest that was due on September 15, 2011.  Now that the Stephentown plant is operating, we are no longer capitalizing interest on this project.

Non-cash interest related to preferred stock and associated warrants

Non-cash interest related to preferred stock and associated warrants for the three-and nine-month periods ended September 30, 2011, and 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
Non- cash interest income (expense):	2011	2010	2011	2010
Expense dividends prepaid at end of prior period	$(5,809)	$—	$(62,886)	$—
Dividends paid in common stock with conversions	(291)	—	(37,742)	—
Dividends paid in common stock with redemptions	(11,179)	—	(95,959)	—
Interest expense on redemption of preferred stock	(242,447)	—	(3,469,156)	—
Interest expense on exercise of preferred warrants	—	—	5,084,366	—
Interest expense on exercise of common warrants	93,929	—	206,695	—
Fair value adjustment to preferred stock	5,735	—	(217,921)	—
Fair value adjustment to preferred stock warrants	—	—	(41,733)	—
Fair value adjustment to common stock warrants	1,317,711	—	2,259,861	—
Subtotal	1,157,649	—	3,625,525	—
Less: prepaid dividends	—	—	—	—
Non-cash interest income as of September 30, 2011	$1,157,649	$—	$3,625,525	$—

Loss on extinguishment of debt

Loss on extinguishment of debt of approximately $7,525,000 for the nine months ended September 30, 2011, is a non-cash item representing the gain or loss recognized when investors voluntarily converted their mandatorily redeemable convertible preferred stock for common stock. The gain or loss was calculated as the difference between the fair value of the common stock and the fair value of the preferred stock as of the date of the conversion. During the first nine months of 2011, 9,204 shares of preferred stock with a stated value of $1,000 per share were voluntarily converted by their owners.  As of September 30, 2011, there were 48.4 shares of preferred stock outstanding, and no preferred stock warrants outstanding.  The amount of any additional gains or losses in 2011 will vary based on the amount of preferred stock that is converted and the fair value of our common stock at the date of such conversion.

Net Loss

As a result of the changes discussed above, the net loss for the three months ended September 30, 2011, was approximately $45,988,000, which represents an increase in the loss of approximately $40,449,000, over the same period in 2010.  Approximately $43,344,000 of this increase relates to the asset impairment recognized during the third quarter of 2011.  Excluding the asset impairment loss, net loss for the quarter ended September 30, 2011, was approximately $1,245,000 lower than during the same period of the prior year, primarily due to the increase in gross margin and reduction in operating expenses.  The net loss for the nine months ended September 30, 2011, was $63,007,000, which represents an increase of approximately $46,377,000, compared to the net loss for the first nine months of 2010.  The increase in net loss was primarily due to the asset impairment loss and non-cash expenses related to the preferred stock and related warrants and make-whole cash dividends paid to investors when they converted their preferred shares to common stock.

The loss from operations for the nine months ended September 30, 2011, was $57,711,000, compared to $16,428,000 for the same period of 2010. The increase of approximately $41,283,000 was due to the asset impairment loss of approximately $42,344,000, partially offset by higher margins and lower operating expenses for the 2011 year to date.

Liquidity and Capital Resources

	Period ended September 30,
	2011	2010
	(in thousands)
Cash and cash equivalents	$2,026	$3,040
Working capital	(4,335)	(8,514)
Cash provided by (used in)
Operating activities	(12,547)	(13,861)
Investing activities	(19,434)	(19,138)
Financing activities	23,142	13,433
Net decrease in cash and cash equivalents	$(8,839)	$(19,566)
Current ratio	0.4	0.4

As we previously disclosed on, we estimated that we would need to raise an additional $5 to $10 million during 2011 to fund operations into the second quarter of 2012.  On August 23, 2011, we entered into a Sales Agreement with MLV, pursuant to which we could issue and sell shares of our common stock, having an aggregate offering price of up to $25,000,000 from time to time through MLV.  Through mid-October 2011, we raised approximately $700,000, net of fees, through the sale of stock under the Sales Agreement.  As of mid-October 2011, due to factors discussed below, we discontinued sale of stock through the Sales Agreement.

Concurrent with the recent drop in regulation pricing in the New York market, our stock price has decreased significantly, particularly during the last two months, resulting in a material decrease in our market cap since the end of August 2011. Consequently, we have been unable to raise the anticipated funds needed.  The rapid decrease in our stock price combined with lower than anticipated revenues in Stephentown have resulted in an immediate need to secure additional sources of cash to fund ongoing operations. As of the end of October, 2011, we have essentially exhausted our available cash, and have no cash available to fund ongoing operations. Consequently, there is substantial doubt as to our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We have retained financial and legal advisors to actively evaluate structuring alternatives and to solicit proposals from potentially interested parties.  We have engaged CRG Partners Group LLC as financial advisors and have engaged Brown Rudnick as legal advisors.

On October 30, 2011, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On November 2, 2011, the Bankruptcy Court granted us interim approval to use a portion of approximately $3 million in cash collateral.  The cash collateral consists of cash we deposited at the closing of the FFB Loan and from revenue earned by our Stephentown facility; funds that are currently held for the benefit of the DOE under the terms of the FFB Loan Agreement. The DOE objected to our use of these funds, but the Bankruptcy Court ruled that we could use the funds at least until a second hearing on November 18. At the second hearing we will seek Bankruptcy Court approval for a longer-term use of cash collateral.  We are continuing to aggressively pursue funding opportunities to address our operating costs in the near term, through either DIP financing or restructuring. There is no assurance that the Bankruptcy Court will approve our plan.

On October 5, 2011, we engaged Group Robinson LLC (“Robinson”), a global advisor and investment banking firm specializing in the clean technology, energy and infrastructure sectors.  Robinson’s immediate objective will be to identify and secure project financing for our 20 MW flywheel frequency regulation plant, planned for construction in Hazle Township, Pennsylvania. In addition, Robinson will assist us in developing one or more lease or build-operate-transfer (BOT) structures for use in marketing turnkey flywheel plants in non-U.S. locations.  During the 16 month term of the engagement, Robinson will have an exclusive advisory role with respect to obtaining financing commitments for any foreign (non-U.S.) project.  Given the current status of the Bankruptcy Cases and bankruptcy rules concerning the use of professionals post-petition, Robinson’s efforts on our behalf are currently on hold.

Our first 20 MW plant is being financed by the $43 million loan guaranteed by the DOE and provided by the FFB, together with $26 million of cash and in-kind assets that we contributed to the project on August 6, 2010, upon closing the loan.  We received monthly disbursements from this loan, based upon eligible project spending, subject to the satisfaction of certain conditions.  Our Chapter 11 bankruptcy filing on October 30, 2011, constituted an event of default under the FFB Loan Documents.  Accordingly, the loan was accelerated and all amounts thereunder became immediately due and payable as of such date, and we do not expect to receive any additional advances from the FFB Credit Facility except as otherwise ordered by the Bankruptcy Court. We have approximately $2.0 million cash on hand as of September 30, 2011, of which approximately $414,000 is in SRS’s operating and maintenance reserve accounts, and an additional $2.7 million which belongs to SRS (included in “Restricted cash” on our Consolidated Balance Sheet).  The terms of the FFB Loan Documents require us to establish and maintain collateral cash accounts with the Collateral Agent. All SRS revenue must be deposited in the collateral cash account for subsequent flow to the remaining project accounts, as mandated under the terms of the FFB Loan Documents.  These documents establish a “waterfall” for the distribution of project revenues.  The Collateral Agent is responsible for administering the cash accounts in accordance with the terms of the FFB Loan Documents.  As noted above, the Bankruptcy Court has granted interim approval to use a portion of approximately $3 million in cash collateral.  The cash collateral consists of cash we deposited at the closing of the FFB Loan and from revenue earned by our Stephentown facility; funds that are currently held for the benefit of the DOE under the terms of the FFB Loan Agreement. The DOE objected to our use of these funds, but the Bankruptcy Court ruled that we could use the funds at least until a second hearing on November 18. At the second hearing we will seek Bankruptcy Court approval for a longer-term use of cash collateral.  At that time we seek court approval for a longer-term use of the cash collateral. There is no assurance that the Bankruptcy Court will grant us access to the remainder of the cash collateral.

Our cash requirements depend on many factors including, but not limited to, the cost to build our flywheels and frequency regulation facilities, research and development activities, facility costs, as well as sales, general and administrative expenses.  We do not generate enough cash from operations to satisfy our working capital requirements.  Although the Stephentown plant began generating revenue in 2011, the terms of the FFB loan require us to escrow a significant amount of the cash generated from SRS in 2011 and 2012 to create required reserves for debt service, maintenance, and ongoing operations. Prior to our bankruptcy filing, we expected to make significant expenditures this year and beyond to fund our operations, increase our manufacturing capacity, and build and deploy our frequency regulation plants. To implement our current business plan, we will require additional funding through a combination of equity, debt and/or cash proceeds from the sale of plants. The amount of debt and equity required will depend on the mix of merchant plants and plants sold on a turnkey basis.

Our second plant will be in Hazle Township, Pennsylvania, and will be funded, in part, with a $24 million DOE Stimulus Grant, an agreement for which was reached on January 1, 2010 and a $5 million grant from the Commonwealth of Pennsylvania. Since that time, we have been involved with pre-construction preparation under Phase I of the grant agreement. This included filing for interconnection, completion of a system impact study, and completion of a draft environmental assessment. In April 2011, we were approved by DOE to proceed to Phase II tasks, and in September 2011 we received formal approval of the revised project budget, thereby assuring the progression of the project and enabling us to draw Phase II funds of up to 95% of the $24-million grant.  Under Phase I, we were limited to a spending cap of 4% of the grant amount.  We have site control and have filed an interconnection application and DOE has completed and approved the environmental assessment for the Hazle Township site. Phase II tasks include the procurement of all materials and components, flywheel manufacturing and delivery, and complete plant construction. Work is continuing on this project, although the exact timing and pace of manufacturing and construction activities will depend upon our ability to secure DIP financing or restructuring and on the receipt of additional funding. We expect to require approximately $25 million in financing in addition to the DOE and Pennsylvania grants to complete this plant.

Our deployment plans are affected by the timing of a number of factors and activities, including but not limited to the following:

•                  Successful emergence from Chapter 11

•                  The receipt of funds from the DOE and the Pennsylvania stimulus grants

•                  Sale of turnkey plants and the amount of associated margin and terms and conditions of those sales

•                  Corporate and project financing and its continued availability

•                  Equity transactions and the amounts thereof

•                  Receipt of environmental and site-related permits and approvals

•                  Receipt of grid interconnection approvals.

We may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was approximately $12,547,000 and $13,861,000 for the nine months ended September 30, 2011, and 2010, respectively.  The primary component of the negative cash flows from operations is our net losses.  For the nine months ended September 30, 2011, we had a net loss of approximately $63,007,000.  Adjustments to reconcile net loss to cash flow in 2011 include non-cash losses related asset impairment reserves of approximately $42,344,000 and conversion of preferred stock of approximately $7,525,000; depreciation and amortization of approximately $2,758,000; non-cash stock compensation of approximately $1,047,000; interest expense on warrants of approximately $33,000; loss on disposition of assets of approximately $166,000 and changes in operating assets and liabilities of approximately $333,000.   These adjustments were partially offset by non-cash interest income related to preferred stock and associated warrants of approximately $3,625,000 and a net increase in deferred rent of approximately $121,000.

During the same period in 2010, we had a net loss of approximately $16,630,000.  Adjustments to reconcile net loss to cash flow for the period include depreciation and amortization of approximately $1,591,000, non-cash stock compensation of approximately $684,000, interest expense on warrants of approximately $39,000, warrants issued to a service provider of approximately $16,000, changes in operating assets and liabilities of approximately $538,000 and partially offset by a net increase in deferred rent of approximately $99,000.

Investing Activities

Net cash used in investing activities was approximately $19,434,000 and $19,138,000 for the nine months ending September 30, 2011, and 2010, respectively.  The principal use of cash in 2011 was the purchase and manufacture of property and equipment in the amount of approximately $19,915,000 (net of related payables and accruals) and an increase in other assets (patents) of approximately $80,000.  These were partially offset by a reduction in advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $342,000 and a reduction in restricted cash of approximately $219,000.

For the nine months ended June 30, 2010, the principal use of cash was the purchase and manufacture of property and equipment in the amount of approximately $12,767,000 (net of related payables and accruals), increase of restricted cash of approximately $3,017,000 (representing the balance of the cash contributed to SRS), increase in other assets (patents) of approximately $105,000  and advance payments to suppliers for materials to be used in the manufacture of property and equipment of approximately $3,249,000.

Financing Activities

Net cash provided by financing activities was approximately $23,142,000 and $13,433,000 for the first nine months ending September 30, 2011, and 2010, respectively.  In 2011, funds were provided by loan draws on the FFB loan of approximately $16,613,000, preferred stock warrant exercises of $5,000,000, common warrant exercises of approximately $1,645,000, stock sold under the MLV Agreement of approximately $424,000 and stock issued under the employee stock purchase plan of approximately $43,000.  These were offset partially by cash paid for financing costs of approximately $57,000, and repayment of MassDev loan of approximately $526,000.

For the first nine months of 2010, funds were provided by a loan draw on the FFB loan of approximately $8,200,000, the sale of stock to two investors of approximately $2,238,000, warrant exercises of approximately $5,902,000 and the issuance of stock under the employee stock purchase plan of approximately $60,000.  These were partially offset by cash paid for financing cost (primarily for the FFB loan) of approximately $2,475,000 and approximately $492,000 in repayment of the MassDev loan.

The following table summarizes our commitments and debt payment obligations at September 30, 2011:

	Description of Commitment
	Operating leases	Purchase Obligations	MassDev Loan	Federal Financing Bank Loan	Total
Period ending:
December 31, 2011	$193,125	$2,474,903	$179,997	$—	$2,848,025
December 31, 2012	778,937		751,656	1,076,837	2,607,430
December 31, 2013	804,688		803,295	2,153,674	3,761,657
December 31, 2014	618,001		857,863	2,153,674	3,629,538
December 31, 2015	—		678,079	2,153,674	2,831,753
December 31, 2016	—		—	2,153,674	2,153,674
Thereafter	—		—	29,074,594	29,074,594
Total Commitments	$2,394,751	$2,474,903	$3,270,890	$38,766,127	$46,906,671

Non-cancellable purchase obligations:		$1,512,519
Less advance payments to suppliers		(347,225)
Non-cancellable purchase obligations net of advance payments:		$1,165,294

As of September 30, 2011, we had purchase commitments with our suppliers of approximately $2.5 million. Of this amount, approximately $1.5 million represents firm, non-cancellable commitments against which we have made advance payments totaling $347,000, leaving a net non-cancelable obligation of approximately $1.2 million as of September 30, 2011.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our cash equivalents and investments, all of which have maturities of less than ninety days, could expose us to interest rate risk.  At September30, 2011, we had approximately $261,000 of cash equivalents that were held in non-interest bearing checking accounts.  Also at September 30, 2011, we had approximately $4,775,000 of cash equivalents (including approximately $3,010,000 in cash equivalents shown on our balance sheet as “Restricted cash”) that were held in interest-bearing money market accounts at high-quality financial institutions, some of which are invested in off-shore securities. The fair value of these investments approximates their cost. A 10% change in interest rates would change the investment income realized on an annual basis by an immaterial amount.  The funds invested in money market accounts may not be covered under FDIC Insurance, and therefore may be at some risk of loss. However, the money market accounts are invested primarily in government funds, such as Treasury Bills.  Approximately $1.3 million of our cash on hand at September 30, 2011, was invested in mutual funds at a brokerage firm that has purchased supplementary insurance through Lloyd’s of London. This insurance coverage provides protection above the Securities Investor Protection Corporation (SIPC) coverage in the event that the broker becomes insolvent.  SIPC protects against the loss of securities up to a total of $500,000 (of which $100,000 may be in cash) per client.  The supplemental insurance provided by the broker would cover investments at that brokerage firm up to a maximum of $1 billion, including up to $1.9 million per client for the cash portion of any remaining shortfall.  SIPC and the supplemental insurance do not cover market losses; however, management believes the risk of substantial market losses is low because our funds are invested primarily in government funds.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September 30, 2011.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2011.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

On October 30, 2011, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Prior to filing, we engaged CRG Partners Group LLC as financial advisors and Brown Rudnick as legal advisors.  On November 2, 2011, the Bankruptcy Court granted us interim approval to use a portion of approximately $3 million in cash collateral.  The cash collateral consists of cash we deposited at the closing of the FFB Loan and from revenue earned by our Stephentown facility; funds that are currently held for the benefit of the DOE under the terms of the FFB Loan Agreement. The DOE objected to our use of these funds, but the Bankruptcy Court ruled that we could use the funds at least until a second hearing on November 18. At the second hearing we will seek Bankruptcy Court approval for a longer-term use of cash collateral. We are continuing to aggressively pursue funding opportunities to address our operating costs in the near term, through either DIP financing or restructuring.

Item 1A.  Risk Factors

In addition to the factors included below and other information discussed elsewhere in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011. Those factors could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Risks Relating to Bankruptcy

We have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code that may have an adverse effect on our business, financial condition and results of operation.

On October 30, 2011, we filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to initiate a financial reorganization of Beacon Power and its subsidiaries, Stephentown Holding LLC and Stephentown Regulation Services LLC.

For the duration of the Chapter 11 proceedings, our operations and our ability to maintain our value as a going concern will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•                  our ability to operate within the restrictions and the liquidity limitations of any collateral orders entered by the Bankruptcy Court in connection with the Chapter 11 petition;

•                  our ability to comply with and operate under the terms of any cash management orders entered by the Bankruptcy Court from time to time, which subject us to restrictions on transferring cash and other assets;

•                  our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•                  our ability to fund emergence from the bankruptcy process on reasonable terms;

•                  our ability to retain key employees during the pendency of the bankruptcy case;

•                  our ability to maintain good customer and supplier relationships in light of the bankruptcy case, including the possibility that our suppliers may require stricter terms and conditions;

•                  the significant time and effort of senior management that will be required to deal with the reorganization, which will divert focus from our business operations;

•                  potential litigation by parties in interest, which could be expensive, lengthy, and disruptive to our normal business operations and the plan confirmation process;

•                  the substantial costs for professional fees and other expenses associated with the bankruptcy case; and

•                  the adverse publicity created by the bankruptcy case, which may negatively impact our efforts to establish and promote name recognition and a positive image after our emergence from bankruptcy.

We may have insufficient liquidity to successfully operate our business.

We expect to incur significant costs as a result of the Bankruptcy Cases. We are currently financing our operations during the reorganization using cash collateral and cash generated by operations in accordance with an interim order approved by the Bankruptcy Court. We have a hearing scheduled in which we will seek court approval for a longer-term use of cash collateral. In the event that we lose our authority to use cash collateral and do not have sufficient liquidity to fund our operations such that we need to obtain additional financing, there can be no assurance as to our ability to obtain sufficient DIP or other financing on acceptable terms or at all. The challenges of obtaining financing, if necessary, would be exacerbated by adverse conditions in the general economy and the volatility and tightness in the financial and credit markets. These conditions and our Bankruptcy Cases would make it more difficult for us to obtain financing.

Our ability to continue as a going concern imposes significant risks to our operations.

As referenced in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, Miller Wachman LLP, our independent auditor, expressed uncertainty in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2010, which identified our recurring losses and negative cash flows and raised doubt about our ability to continue as a going concern.  Due to the uncertainties inherent in the Chapter 11 process, there is currently substantial doubt regarding our ability to maintain our value as a going concern.  Our financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We will be subject to certain risks and uncertainties with respect to the actions and decisions of the Bankruptcy Court, our creditors and other interested parties during the Chapter 11 proceedings, which may impact our ability to realize our assets and liquidate our liabilities.

Our efforts to effectuate Chapter 11 reorganization may fail and the Bankruptcy Cases could be converted to a Chapter 7 Liquidation.

Because of the risks and uncertainties associated with bankruptcy proceedings, we cannot predict whether our Chapter 11 reorganization will be successful.  Any plan of reorganization we propose must garner sufficient votes to enable the Bankruptcy Court to confirm the plan; a lengthy or contentious plan confirmation process may jeopardize our efforts to reorganize under Chapter 11.  Any significant delays or expenses during the bankruptcy proceedings may imperil our ability to successfully reorganize.  If we are unable to continue operating within the restrictions and the liquidity limitations of any collateral orders entered by the Bankruptcy Court in connection with our Chapter 11 petition, we may not be able to successfully reorganize.  If our ability to reorganize is hindered for any of these or other reasons, we may need to convert our Chapter 11 reorganization to a Chapter 7 liquidation.

The Chapter 11 proceedings have consumed and will continue to consume a substantial portion of the time and attention of our management.

Management’s attention has been, and will continue to be, substantially focused on the Bankruptcy Cases.  The demands the Bankruptcy Cases place on senior management’s time and attention detract from their ability to focus on the operations of our business.  This diversion may have an adverse effect on the conduct of our business, and as a result, on our financial condition and results of operations.

The price of our stock is volatile, and, in connection with our Chapter 11 proceedings, holders of our securities may receive no payment or payment that is less than the purchase price of such securities.

Prior to filing the Chapter 11 petition, the market price for our common stock was been volatile. Trading in our securities may be further impacted due to our Chapter 11 petition, and holders of such securities may not be able to resell their securities for their purchase price or at all. The price of our securities may fluctuate substantially in the future. In addition, it is possible that, in connection with our reorganization, all of the outstanding shares of our capital stock could be cancelled, and holders of such securities may not be entitled to any payment in respect of their shares. Accordingly, trading in our securities during the pendency of our reorganization is highly speculative and poses substantial risks to purchasers of such securities, as holders may not be able to resell such securities or, in connection with our reorganization, may receive no payment, or a payment or other consideration that is less than the purchase price of such securities.

Risks Relating to Delisting from Nasdaq

Our common stock was delisted from The Nasdaq Stock Market, which negatively impacts the price of our common stock and limits our access to capital markets.

As previously disclosed, on November 1, 2011, we received notice from The Nasdaq Listing Qualifications Staff stating that it had determined that our securities would be delisted from The Nasdaq Stock Market (“Nasdaq”).  At the open of business on November 10, 2011 our common stock was suspended from trading and will subsequently be removed from listing and registration on Nasdaq.  As a result, our common stock is not quoted on any national exchange but is continuing to be quoted over-the-counter.  The delisting of our common stock from Nasdaq significantly affects the ability of investors to trade our securities and adversely affects the value and liquidity of our common stock.  This detrimentally impacts the ability of our shareholders or potential shareholders to purchase or sell shares of our common stock.  As such, the delisting of our common stock may limit our ability to raise capital or obtain financing.

The change in venue for our common stock from Nasdaq to OTC Link may add to the volatility of our stock prices.

On November 10, 2011, when we were suspended from trading on from Nasdaq, at least one market maker began quoting our common stock on OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets., or “Pink Sheets”).  OTC Markets Group Inc. provides quotation services for over-the-counter securities on its OTC Link venue.  Only a market maker can quote securities on the OTC Link, and we can give no assurance that our stock will continue to be quoted on OTC Link.  Because the market is considered speculative, this over-the-counter trade may add to the volatility of our stock prices.

As compared to securities quoted on a national exchange, selling our common stock could be more difficult while we are quoted on OTC Link because smaller quantity of shares are likely to be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would.  Currently our securities are being quoted by market makers on the OTCQB tier of OTC Link under the trading symbol BCONQ.PK.  The OTCQB tier designation for our securities identifies us as a company that is fully reporting with the SEC; however, if we lapse in our SEC reporting obligations at any point during the bankruptcy cases, our tier designation may to fall to Pink, potentially also further decreasing the value of our common stock.

Beyond decreased stock values and limited liquidity, the delisting of our common stock from Nasdaq and continued trading of our securities over the counter may have other negative results for our company.

OTC Link is not a stock exchange or a regulated entity and is considered a more speculative market than Nasdaq or other national exchanges.  Having our common stock delisted from Nasdaq and transitioned to being quoted on OTC Link may cause investors, brokers and the public to lower their opinion of our company.  Negative perceptions associated with the delisting may have adverse results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities.

Other Risks

We may incur unexpected losses if future maintenance, repair and replacement expenses at our Stephentown plant are higher than expected.

Our operating plan for the Stephentown plant includes a budget for anticipated repair and maintenance costs.  This plan anticipates repairing and/or replacing a certain percentage of flywheels over their expected life, which our engineering analysis predicts will be 20 years based on analytical prediction models and years of successful operating experience. However, our flywheels are new technology and haven’t been in existence for this length of time.  Our Smart Energy Matrix™ is a complex system, and errors may occur during the manufacturing or installation process. Nonetheless, we have incorporated technical features in our flywheel systems that are designed to ensure that a failure in one flywheel will not result in any significant damage to any others or to the facility, including secondary damage to the electrical grid.  To date we have had two of the 200 flywheels in Stephentown fail.  We are currently investigating the root causes and the appropriate corrective action for these failures. Our system operated as designed, and no other equipment was damaged.  However, over the life of the plant, if we incur significantly higher than anticipated repair and maintenance costs, it could have a materially adverse effect on our business.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

3.1	(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2	(1)	Certificate of Amendment of Certificate of Incorporation, dated June 25, 2007.

3.3	(1)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 26, 2007.

3.4	(2)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated June 11, 2009.

3.5	(6)	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation, dated February 24, 2011.

3.6	(3)	Amended and Restated Bylaws, as amended.

3.7	(4)	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on October 4, 2002.

Exhibit Number	Ref	Description of Document
3.8	(5)	Certificate of Designations of Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on December 22, 2010.

4.1	(7)	Amendment No. 6 to the Rights Agreement by and between the Company and Computershare Trust Company, N.A. dated as of October 7, 2011.

10.1	(8)	At Market Issuance Sales Agreement dated August 23, 2011 between the Company and McNicoll, Lewis & Vlak LLC.

10.2	+	Warrant Amendment and Exercise Agreement dated October 3, 2011 between the Company and Pacific Capital Management LLC.

10.3	(7)	Engagement Letter dated October 5, 2011 between Beacon Power Corporation and Group Robinson LLC.

31.1	+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	**

The following materials from Beacon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity as of September 30, 2011 and December 31, 2010 and 2009 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(3) Incorporated by reference from the Form 8-K filed on October 1, 2007 (File No. 000-31973).

(4) Incorporated by reference from the 10-K filed on March 30, 2006 (File No. 000-31973.).

(5) Incorporated by reference from the Form 8-K filed on December 22, 2010 (File No. 000-31973).

(6) Incorporated by reference from the Form 8-K filed on February 25, 2011 (File No. 000-31973).

+ Filed herewith.

(7) Incorporated by reference from the Form 8-K filed on October 12, 2011 (File No. 000-31973).

(8) Incorporated by reference from the Form 8-K filed on August 24, 2011 (File No. 000-31973).

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

BEACON POWER CORPORATION

Date:	November 14, 2011	By:	/s/ F. William Capp
F. William Capp
President and Chief Executive Officer
Principal Executive Officer

	November 14, 2011	By:	/s/ James M. Spiezio
James M. Spiezio
Vice President of Finance, Chief Financial Officer,
Treasurer and Secretary
Principal Financial Officer